Form 10-Q
period 2012-09-30
VERIZON COMMUNICATIONS INC
filed 2012-10-25
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-8606

Verizon Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 West Street New York, New York (Address of principal executive offices)	10007 (Zip Code)

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

☐  Yes    ☒  No

At September 28, 2012, 2,853,919,743 shares of the registrant’s common stock were outstanding, after deducting 113,690,376 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2012	2011	2012	2011

Operating Revenues	$29,007	$27,913	$85,801	$82,439

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,991	11,398	33,206	33,785
Selling, general and administrative expense	8,366	7,689	23,943	22,346
Depreciation and amortization expense	4,167	4,179	12,323	12,316

Total Operating Expenses	23,524	23,266	69,472	68,447

Operating Income	5,483	4,647	16,329	13,992
Equity in earnings of unconsolidated businesses	62	125	237	347
Other income and (expense), net	10	24	63	70
Interest expense	(632)	(698)	(1,996)	(2,124)

Income Before Provision For Income Taxes	4,923	4,098	14,633	12,285
Provision for income taxes	(631)	(556)	(2,150)	(1,875)

Net Income	$4,292	$3,542	$12,483	$10,410

Net income attributable to noncontrolling interest	$2,699	$2,163	$7,379	$5,983
Net income attributable to Verizon	1,593	1,379	5,104	4,427

Net Income	$4,292	$3,542	$12,483	$10,410

Basic Earnings Per Common Share
Net income attributable to Verizon	$.56	$.49	$1.79	$1.56
Weighted-average shares outstanding (in millions)	2,857	2,834	2,850	2,832

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.56	$.49	$1.79	$1.56
Weighted-average shares outstanding (in millions)	2,866	2,839	2,859	2,838

Dividends declared per common share	$0.515	$0.500	$1.515	$1.475

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions) (unaudited)	2012	2011	2012	2011

Net Income	$4,292	$3,542	$12,483	$10,410
Other comprehensive income, net of taxes
Foreign currency translation adjustments	103	(290)	12	(16)
Unrealized gain (loss) on cash flow hedges	(5)	(1)	(38)	27
Unrealized gain (loss) on marketable securities	19	(28)	32	(30)
Defined benefit pension and postretirement plans	(7)	2	(18)	7

Other comprehensive income (loss) attributable to Verizon	110	(317)	(12)	(12)
Other comprehensive income (loss) attributable to noncontrolling interest	7	1	2	(3)

Total Comprehensive Income	$4,409	$3,226	$12,473	$10,395

Comprehensive income attributable to noncontrolling interest	$2,706	$2,164	$7,381	$5,980
Comprehensive income attributable to Verizon	1,703	1,062	5,092	4,415

Total Comprehensive Income	$4,409	$3,226	$12,473	$10,395

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2012	At December 31, 2011

Assets
Current assets
Cash and cash equivalents	$9,714	$13,362
Short-term investments	593	592
Accounts receivable, net of allowances of $664 and $802	12,030	11,776
Inventories	1,223	940
Prepaid expenses and other	4,103	4,269

Total current assets	27,663	30,939

Plant, property and equipment	216,995	215,626
Less accumulated depreciation	129,185	127,192

	87,810	88,434

Investments in unconsolidated businesses	3,625	3,448
Wireless licenses	77,591	73,250
Goodwill	24,048	23,357
Other intangible assets, net	5,830	5,878
Other assets	4,515	5,155

Total assets	$231,082	$230,461

Liabilities and Equity
Current liabilities
Debt maturing within one year	$6,335	$4,849
Accounts payable and accrued liabilities	16,003	14,689
Other	6,432	11,223

Total current liabilities	28,770	30,761

Long-term debt	46,467	50,303
Employee benefit obligations	30,904	32,957
Deferred income taxes	26,474	25,060
Other liabilities	5,839	5,472

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,959	37,919
Reinvested earnings	1,968	1,179
Accumulated other comprehensive income	1,257	1,269
Common stock in treasury, at cost	(4,247)	(5,002)
Deferred compensation – employee stock ownership plans and other	411	308
Noncontrolling interest	54,983	49,938

Total equity	92,628	85,908

Total liabilities and equity	$231,082	$230,461

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2012	2011

Cash Flows from Operating Activities
Net Income	$12,483	$10,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,323	12,316
Employee retirement benefits	1,126	1,428
Deferred income taxes	1,665	1,901
Provision for uncollectible accounts	709	754
Equity in earnings of unconsolidated businesses, net of dividends received	(197)	102
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(197)	(2,553)
Other, net	(3,154)	(2,846)

Net cash provided by operating activities	24,758	21,512

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11,315)	(12,546)
Acquisitions of investments and businesses, net of cash acquired	(838)	(1,678)
Acquisitions of wireless licenses, net	(3,816)	(176)
Net change in short-term investments	28	43
Other, net	516	945

Net cash used in investing activities	(15,425)	(13,412)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	–	6,510
Repayments of long-term borrowings and capital lease obligations	(2,878)	(7,420)
Increase in short-term obligations, excluding current maturities	375	1,817
Dividends paid	(3,887)	(4,139)
Proceeds from sale of common stock	278	139
Special distribution to noncontrolling interest	(4,500)	–
Other, net	(2,369)	(1,351)

Net cash used in financing activities	(12,981)	(4,444)

Increase (decrease) in cash and cash equivalents	(3,648)	3,656
Cash and cash equivalents, beginning of period	13,362	6,668

Cash and cash equivalents, end of period	$9,714	$10,324

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

During the first quarter of 2012, we adopted the accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

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

Earnings Per Common Share

There were a total of approximately 9 million stock options and restricted stock units outstanding included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2012, respectively. There were a total of approximately 5 million stock options and restricted stock units outstanding included in the computation of diluted earnings per share for the three months ended September 30, 2011. There were a total of 6 million stock options and restricted stock units outstanding included in the computation of diluted earnings per common share for the nine months ended September 30, 2011. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive were not significant for the three and nine months ended September 30, 2012, and were 19 million weighted-average shares for the three and nine months ended September 30, 2011.

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

In July 2012, the accounting standard update regarding testing of intangible assets for impairment was issued. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. We will adopt this standard update during the first quarter of 2013. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

2.	Acquisitions and Other

Verizon Wireless

During the third quarter of 2012, after receiving the required regulatory approvals, Verizon Wireless completed the following previously announced transactions in which we acquired wireless spectrum that will be used to deploy additional fourth-generation (4G) Long Term Evolution (LTE) capacity:

•

Verizon Wireless acquired Advanced Wireless Service (AWS) spectrum in separate transactions with SpectrumCo, LLC (SpectrumCo) and Cox TMI Wireless, LLC for which it paid an aggregate of $3.9 billion at the time of the closings. Verizon Wireless has also recorded a liability of $0.4 billion related to a three-year service obligation to SpectrumCo’s members pursuant to commercial agreements executed concurrently with the SpectrumCo transaction.

•

Verizon Wireless completed license purchase and exchange transactions with Leap Wireless, Savary Island Wireless, which is majority owned by Leap Wireless, and a subsidiary of T-Mobile USA, Inc. (T-Mobile). As a result of these transactions, we received an aggregate $2.6 billion of AWS and PCS licenses at fair value and net cash proceeds of $0.2 billion, we transferred certain AWS licenses to T-Mobile and a 700 megahertz (MHz) lower A block license to Leap Wireless, and we recorded an immaterial gain.

During the third quarter of 2012, we entered into a consent decree with the Department of Justice pursuant to which, among other things, we modified certain terms of the commercial agreements Verizon Wireless entered into in December 2011 with affiliates of Comcast Corporation, Time Warner Cable, Bright House Networks and Cox Communications Inc. (the cable companies). Through these agreements, the cable companies and Verizon Wireless became agents to sell one another’s products and services and, over time, the cable companies will have the option, subject to the terms and conditions of the agreements, of selling Verizon Wireless service on a wholesale basis. In addition, the cable companies (other than Cox Communications Inc.) and Verizon Wireless have formed a technology innovation joint venture for the development of technology and intellectual property to better integrate wireline and wireless products and services.

On April 18, 2012, we announced plans to conduct an open sale process for all of our 700 MHz lower A and B block spectrum licenses. We acquired these licenses as part of Federal Communications Commission Auction 73 in 2008. This sale process is ongoing. We have reserved the right to retain any or all of these licenses. We expect to deploy any retained licenses as necessary to meet our own spectrum needs.

During the three and nine months ended September 30, 2012 and 2011, we acquired various other wireless licenses and markets for cash consideration that was not significant.

Wireline

On June 1, 2012, we agreed to acquire HUGHES Telematics, Inc. (HUGHES Telematics) for approximately $12 per share in cash for a total acquisition price of $0.6 billion. We completed the acquisition on July 26, 2012. As a result of the transaction, HUGHES Telematics became a wholly-owned subsidiary of Verizon. Upon closing, we recorded approximately $0.6 billion of goodwill, $0.1 billion of other intangibles, and assumed the debt obligations of HUGHES Telematics, which were approximately $0.1 billion as of the date of acquisition, and which were repaid by Verizon during July 2012. Had this acquisition been completed on January 1, 2012 or 2011, the results of the acquired operations of HUGHES Telematics would not have had a significant impact on the consolidated results of operations of Verizon. The acquisition is expected to accelerate our ability to bring more telematics offerings to market for existing and new HUGHES Telematics and Verizon customers. While we have commenced the appraisals necessary to assess the fair value, the purchase price allocation is preliminary.

In February 2012, Verizon entered into a joint venture with Coinstar, Inc. A subsidiary of Verizon holds a 65% majority ownership share in the joint venture and a subsidiary of Coinstar, Inc. holds a 35% ownership share. The joint venture is controlled by Verizon and therefore is being consolidated for reporting purposes. The joint venture will offer access to media rentals through online and mobile content streaming from Verizon to consumers across the country as well as physical media rentals through Redbox kiosks. The joint venture plans to introduce its subscription services in the fourth quarter of 2012. The initial funding related to the formation of the joint venture was not significant to Verizon.

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

During the nine months ended September 30, 2011, we acquired a provider of cloud software technology for cash consideration that was not significant.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2012	$73,250
Acquisitions (Note 2)	4,512
Capitalized interest on wireless licenses	85
Reclassifications, adjustments and other	(256)

Balance at September 30, 2012	$77,591

Reclassifications, adjustments, and other include the exchanges of wireless licenses in 2012. See Note 2 (“Acquisitions and Other”) for additional details.

At September 30, 2012, approximately $5.8 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Verizon Wireless	Wireline	Total
Balance at January 1, 2012	$17,963	$5,394	$23,357
Acquisitions (Note 2)	105	565	670
Reclassifications, adjustments and other	–	21	21

Balance at September 30, 2012	$18,068	$5,980	$24,048

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

		At September 30, 2012			At December 31, 2011

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$3,530	$(2,225)	$1,305	$3,529	$(2,052)	$1,477
Non-network internal-use software (3 to 7 years)	10,335	(6,138)	4,197	9,536	(5,487)	4,049
Other (2 to 25 years)	579	(251)	328	561	(209)	352

Total	$14,444	$(8,614)	$5,830	$13,626	$(7,748)	$5,878

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2012	$384	$1,112
2011	377	1,121

Estimated annual amortization expense for Other intangible assets is as follows:

Years		(dollars in millions)
2012		$1,495
2013		1,400
2014		1,090
2015		902
2016		698

4.	Debt

Changes to debt during the nine months ended September 30, 2012 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2012	$4,849	$50,303	$55,152
Repayments of long-term borrowings and capital lease obligations	(2,878)	–	(2,878)
Increase in short-term obligations, excluding current maturities	375	–	375
Reclassifications of long-term debt	3,700	(3,700)	–
Debt acquired (Note 2)	122	–	122
Other	167	(136)	31

Balance at September 30, 2012	$6,335	$46,467	$52,802

During January 2012, $1.0 billion of 5.875% Verizon New Jersey Inc. Debentures matured and were repaid. During February 2012, $0.8 billion of 5.25% Verizon Wireless Notes matured and were repaid. During July 2012, $0.8 billion of 7.0% Verizon Wireless Notes matured and were repaid.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of September 30, 2012, $5.4 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2012, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

On August 13, 2012, we amended our credit facility to reduce fees and borrowing costs and extend the maturity date to August 12, 2016. As of September 30, 2012, the unused borrowing capacity under this $6.2 billion four-year credit facility with a group of major financial institutions was approximately $6.1 billion.

5.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$299	$–	$–	$299
Fixed income securities	–	294	–	294
Other current assets:
Interest rate swaps	–	18	–	18
Other assets:
Fixed income securities	–	821	–	821
Cross currency swaps	–	125	–	125

Total	$299	$1,258	$–	$1,557

Liabilities:
Other Liabilities:
Forward interest rate swaps	$–	$35	$–	$35
Cross currency swaps	–	10	–	10

Total	$–	$45	$–	$45

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2012.

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

	At September 30, 2012		At December 31, 2011
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$52,506	$64,085	$54,800	$64,485

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. During the third quarter of 2012, interest rate swaps with a notional value of $5.0 billion were settled. As a result of the settlements, we received net proceeds of $0.7 billion, including accrued interest which is included in Other, net operating activities in the condensed consolidated statement of cash flows. The fair value basis adjustment to the underlying debt instruments will be recognized into earnings as a reduction of Interest expense over the remaining lives of the underlying debt obligations. The fair value of these contracts at December 31, 2011 was $0.6 billion, primarily included in Other assets and Long-term debt. As of September 30, 2012, the total notional amount of the remaining interest rate swaps was $2.0 billion.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the second quarter of 2012, we entered into forward interest rate swaps with a total notional value of $1.0 billion. We have designated these contracts as cash flow hedges.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income is reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps, included in Other assets and Other liabilities, was not material at September 30, 2012 or December 31, 2011. During the three and nine months ended September 30, 2012 and 2011, the pretax gain and loss, respectively, recognized in Other comprehensive income was not material.

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

The RSUs granted in 2012 have a weighted-average grant date fair value of $38.67 per unit.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	19,836	27,614
Granted	6,054	8,885
Payments	(7,348)	(8,499)
Cancelled/Forfeited	(100)	(121)

Outstanding, September 30, 2012	18,442	27,879

As of September 30, 2012, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.5 billion and is expected to be recognized over approximately two years.

Stock Options

The Plan provides for grants of stock options to participants at an option price per share of no less than 100% of the fair market value of Verizon common stock on the date of grant. Each grant has a 10-year life, vesting equally over a three-year period, starting at the date of the grant. We have not granted new stock options since 2004.

The following table summarizes Verizon’s stock option activity:

(shares in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding, beginning of year	27,819	$41.24
Exercised	(6,557)	35.23
Cancelled/Forfeited	(17,032)	45.17

Outstanding, September 30, 2012	4,230	34.72

All stock options outstanding at September 30, 2012 were exercisable.

Verizon Wireless Long-Term Incentive Plan

The Verizon Wireless Long-Term Incentive Plan (the Wireless Plan) provides compensation opportunities to eligible employees of Verizon Wireless (the Partnership). Under the Wireless Plan, Value Appreciation Rights (VARs) were granted to eligible employees. As of September 30, 2012, all VARs were fully vested. We have not granted new VARs since 2004.

The following table summarizes the Value Appreciation Rights activity:

(shares in thousands)	Value Appreciation Rights	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	8,214	$12.39
Exercised	(2,993)	9.79
Cancelled/Forfeited	(20)	10.80

Outstanding, September 30, 2012	5,201	13.89

7.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include pension and benefit related charges based on actuarial assumptions, including a projected discount rate and an estimated return on plan assets. These estimates will be updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter pursuant to our accounting policy for the recognition of actuarial gains/losses.

Net Periodic Benefit Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended September 30,	2012	2011	2012	2011
Service cost	$89	$77	$92	$74
Amortization of prior service cost (credit)	(1)	18	(8)	(15)

Subtotal	88	95	84	59
Expected return on plan assets	(442)	(494)	(44)	(40)
Interest cost	362	397	327	356

Subtotal	8	(2)	367	375
Remeasurement loss, net	–	329	–	–

Net periodic benefit (income) cost	$8	$327	$367	$375

(dollars in millions)	Pension		Health Care and Life

Nine Months Ended September 30,	2012	2011	2012	2011
Service cost	$268	$230	$277	$224
Amortization of prior service cost (credit)	(3)	54	(26)	(43)

Subtotal	265	284	251	181
Expected return on plan assets	(1,327)	(1,482)	(129)	(122)
Interest cost	1,086	1,192	980	1,066

Subtotal	24	(6)	1,102	1,125
Remeasurement loss, net	–	309	–	–

Net periodic benefit (income) cost	$24	$303	$1,102	$1,125

Pension Annuitization

On October 17, 2012, we, along with our subsidiary Verizon Investment Management Corp., and Fiduciary Counselors Inc., as independent fiduciary of the Verizon Management Pension Plan (the Plan), entered into a definitive purchase agreement with The Prudential Insurance Company of America (Prudential) and Prudential Financial, Inc., pursuant to which the Plan will purchase a single premium group annuity contract from Prudential to settle approximately $7.5 billion of pension liabilities of the Plan.

Upon issuance of the group annuity contract by Prudential, Prudential will irrevocably assume the obligation to make future annuity payments to approximately 41,000 Verizon management retirees who began receiving pension payments from the Plan prior to January 1, 2010. The amount of each retiree’s annuity payment will be equal to the amount of such individual’s pension benefit. In addition, the group annuity contract is intended to replicate the same rights to future payments, such as survivor benefits, that are currently offered by the Plan. No decision or other action will be required of any retiree to continue to receive his or her benefits, and there will be no delay in the receipt of benefits.

Other participants in the Plan will be unaffected by this transaction, including management retirees since January 1, 2010, certain retirees of MCI, Inc., and active and retired associates.

We expect to make additional contributions to the Plan prior to the date of the closing of the transaction so that the Plan’s funding percentage does not decrease as a result of this transaction. We currently intend to contribute an aggregate of approximately $2.5 billion to the Plan in connection with the transaction, inclusive of a contribution made in September 2012. The final amount that we will contribute to the Plan will be determined based on several factors, including changes to interest rates and asset valuations between October 17, 2012 and the date of closing. The closing of the transaction is subject to various closing conditions. Assuming satisfaction of these conditions, we anticipate that the transaction will close and the single premium group annuity contract will be issued in December 2012.

Pension and Benefits

During the three and nine months ended September 30, 2011, we recorded net pre-tax pension settlement charges of $0.3 billion. The charges were primarily driven by a reduction in the discount rate during the year to 5.50% from 5.75%.

In accordance with our accounting policy for pension and other postretirement benefits, in the fourth quarter of 2012, we will remeasure our pension and other postemployment benefit assets and liabilities based on updated actuarial assumptions including the actual return on plan assets during the year and the current discount rate. As a result of this remeasurement and the annuitization transaction described above, we expect to record a significant charge.

Severance Payments

During the three and nine months ended September 30, 2012, we paid severance benefits of $0.1 billion and $0.4 billion, respectively. At September 30, 2012, we had a remaining severance liability of $0.7 billion, a portion of which includes future contractual payments to employees separated as of September 30, 2012.

Employer Contributions

During the three and nine months ended September 30, 2012, we contributed $1.2 billion and $1.8 billion, respectively to our qualified pension trusts, which includes $0.9 billion contributed in anticipation of the pension annuitization discussed above. During the three and nine months ended September 30, 2012 we also contributed $0.1 billion and $0.2 billion, respectively to our nonqualified pension plans and $0.4 billion and $1.2 billion, respectively to our other postretirement benefit plans.

In the fourth quarter of 2012, we expect to make an additional $1.6 billion cash contribution to our qualified pension trusts related to the pension annuitization noted above, and as a result, we expect total contributions to our qualified pension trusts to be $3.4 billion in 2012, which is a change to the estimated $1.3 billion of qualified pension contributions for 2012 previously disclosed.

8.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Nine Months Ended September 30, 2012
(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at beginning of period	$35,970	$49,938	$85,908

Net income	5,104	7,379	12,483
Other comprehensive income	(12)	2	(10)

Comprehensive income	5,092	7,381	12,473

Contributed capital	40	–	40
Dividends declared	(4,315)	–	(4,315)
Common stock in treasury	755	–	755
Distributions and other	103	(2,336)	(2,233)

Balance at end of period	$37,645	$54,983	$92,628

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

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income were as follows:

(dollars in millions)	At September 30, 2012	At December 31, 2011
Foreign currency translation adjustments	$736	$724
Net unrealized gain on cash flow hedges	118	156
Unrealized gain on marketable securities	104	72
Defined benefit pension and postretirement plans	299	317

Accumulated Other Comprehensive Income	$1,257	$1,269

9.	Segment Information

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
External Operating Revenues
Verizon Wireless
Retail service	$15,523	$14,392	$45,610	$42,055
Other service	616	626	1,684	1,952

Service revenue	16,139	15,018	47,294	44,007
Equipment	1,855	1,797	5,456	5,234
Other	1,008	890	3,057	2,590

Total Verizon Wireless	19,002	17,705	55,807	51,831
Wireline
Consumer retail	3,554	3,400	10,473	10,177
Small business	667	666	1,990	2,038

Mass Markets	4,221	4,066	12,463	12,215
Strategic services	2,010	1,926	5,962	5,591
Core	1,769	1,993	5,488	6,104

Global Enterprise	3,779	3,919	11,450	11,695
Global Wholesale	1,512	1,668	4,666	5,138
Other	120	185	373	558

Total Wireline	9,632	9,838	28,952	29,606

Total segments	28,634	27,543	84,759	81,437
Corporate, eliminations and other	373	370	1,042	1,002

Total consolidated – reported	$29,007	$27,913	$85,801	$82,439

Intersegment Revenues
Verizon Wireless	$22	$21	$67	$69
Wireline	282	311	838	937

Total segments	304	332	905	1,006
Corporate, eliminations and other	(304)	(332)	(905)	(1,006)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Verizon Wireless	$19,024	$17,726	$55,874	$51,900
Wireline	9,914	10,149	29,790	30,543

Total segments	28,938	27,875	85,664	82,443
Corporate, eliminations and other	69	38	137	(4)

Total consolidated – reported	$29,007	$27,913	$85,801	$82,439

Operating Income
Verizon Wireless	$6,047	$5,149	$16,977	$14,192
Wireline	41	53	386	659

Total segments	6,088	5,202	17,363	14,851
Reconciling items	(605)	(555)	(1,034)	(859)

Total consolidated – reported	$5,483	$4,647	$16,329	$13,992

(dollars in millions)	At September 30, 2012	At December 31, 2011
Assets
Verizon Wireless	$148,543	$147,378
Wireline	88,691	86,185

Total segments	237,234	233,563
Reconciling items	(6,152)	(3,102)

Total consolidated – reported	$231,082	$230,461

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Total segment operating income	$6,088	$5,202	$17,363	$14,851
Litigation settlements (Note 10)	(384)	–	(384)	–
Severance, pension and benefit charges (Note 7)	–	(329)	–	(329)
Corporate, eliminations and other	(221)	(226)	(650)	(530)

Total consolidated operating income	5,483	4,647	16,329	13,992
Equity in earnings of unconsolidated businesses	62	125	237	347
Other income and (expense), net	10	24	63	70
Interest expense	(632)	(698)	(1,996)	(2,124)

Income Before Provision For Income Taxes	$4,923	$4,098	$14,633	$12,285

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2012 and 2011.

10.	Commitments and Contingencies

In the ordinary course of business Verizon is involved in various commercial litigation and regulatory proceedings at the state and federal level. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods, including the Hicksville matter described below, will have a material effect on our financial condition, but it could have a material effect on our results of operations for a given reporting period.

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

Verizon is currently involved in approximately 50 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that sell products and seek injunctive relief as well. These cases have progressed to various degrees and a small number may go to trial in the coming 12 months if they are not otherwise resolved. In the third quarter of 2012, we settled a number of patent litigation matters, including cases with ActiveVideo Networks Inc. (ActiveVideo) and TiVo Inc. (TiVo). In connection with the settlements with ActiveVideo and TiVo, we recorded a charge of $0.4 billion in the third quarter of 2012 and will pay and recognize over the next six years an additional $0.2 billion. We are pursuing a potential recovery of a portion of these amounts from other parties. The timing and our ability to procure a recovery are uncertain.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company), is a holding company that, acting through its subsidiaries is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Our offerings, designed to meet customers’ demand for speed, mobility, security and control, include voice, data and video services on our wireless and wireline networks. We have two reportable segments, Verizon Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 184,500 employees as of September 30, 2012.

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

•

In our Wireless business, during the three months ended September 30, 2012 compared to the similar period in 2011, strong revenue growth of 7.3% was driven by strong demand for smartphones and Internet data devices. At September 30, 2012, smartphones represented 53.2% of our retail postpaid phone base, and we also experienced a 4.0% increase in retail postpaid connections per account as compared to September 30, 2011.

In 2010, we launched our fourth-generation (4G) Long-Term Evolution (LTE) technology mobile broadband network, and as of October 18, 2012, we have deployed 4G LTE in 419 markets covering more than 250 million people throughout the country, which is more than 80% of the United States population. We expect to deploy 4G LTE in virtually our entire current third-generation (3G) network footprint in 2013. Our 4G LTE network has speeds up to ten times faster than those of 3G broadband. As a result of our investment in 4G LTE, we expect to achieve capacity improvements as well as reduced costs per megabyte.

On June 28, 2012, Verizon Wireless launched the Share Everything plans, which are available to both new and existing customers. The new plans feature unlimited voice minutes, unlimited text, video and picture messaging and a single data allowance that can be shared among up to 10 Verizon Wireless devices. In addition, the Mobile Hotspot service on all the devices is included in the Share Everything plans at no additional charge.

During the third quarter of 2012, we introduced seven 4G LTE smartphones: the Droid Incredible 4G LTE by HTC, the Samsung Galaxy S III, the Pantech Marauder, the Intuition by LG, the Samsung Galaxy Stellar, the DROID RAZR M by Motorola, the Apple iPhone 5, and one 4G LTE tablet, the Samsung Galaxy Tab 2.

•

In Wireline, during the three months ended September 30, 2012 compared to the similar period in 2011, revenues were positively impacted by higher revenues in Consumer retail driven by FiOS services. This represented approximately 66% of Consumer retail revenue during the three months ended September 30, 2012 as compared to approximately 59% during the similar period in 2011. As the FiOS product matures, we continue to seek ways to increase incremental revenue and further realize operating and capital efficiencies as well as to maximize profitability. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing multiple home services that will eventually be part of the digital grid, including not only entertainment and communications, but also machine-to-machine communications, such as home monitoring, home health care, energy management services and utilities.

Also positively impacting Wireline’s revenues during the three months ended September 30, 2012 was a 4.4% increase in strategic services revenue, which represented 53% of total Global Enterprise revenues. However, total Enterprise and Wholesale revenues declined as customers continue to be adversely affected by the economy, resulting in delayed decision-making regarding spending, particularly on information technology. To compensate for the shrinking market for traditional voice service, we continue to build the Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing.

During the third quarter of 2012, we reached tentative agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers on new, three-year contracts which cover approximately 43,000 Wireline employees. The new agreements which were ratified by the union-represented employees, will expire on August 1, 2015.

During the third quarter of 2012, after receiving the required regulatory approvals, Verizon Wireless completed the following previously announced transactions in which we acquired wireless spectrum that will be used to deploy additional 4G LTE capacity:

•

Verizon Wireless acquired Advanced Wireless Service (AWS) spectrum in separate transactions with SpectrumCo, LLC (SpectrumCo) and Cox TMI Wireless, LLC for which it paid an aggregate of $3.9 billion at the time of the closings. Verizon Wireless has also recorded a liability of $0.4 billion related to a three-year service obligation to SpectrumCo’s members pursuant to commercial agreements executed concurrently with the SpectrumCo transaction.

•

Verizon Wireless completed license purchase and exchange transactions with Leap Wireless, Savary Island Wireless, which is majority owned by Leap Wireless, and a subsidiary of T-Mobile USA, Inc. (T-Mobile). As a result of these transactions, we received an aggregate $2.6 billion of AWS and PCS licenses at fair value and net cash proceeds of $0.2 billion, we transferred certain AWS licenses to T-Mobile and a 700 megahertz (MHz) lower A block license to Leap Wireless, and we recorded an immaterial gain.

During the third quarter of 2012, we entered into a consent decree with the Department of Justice pursuant to which, among other things, we modified certain terms of the commercial agreements Verizon Wireless entered into in December 2011 with affiliates of Comcast Corporation, Time Warner Cable, Bright House Networks and Cox Communications Inc. (the cable companies). Through these agreements, the cable companies and Verizon Wireless became agents to sell one another’s products and services and, over time, the cable companies will have the option, subject to the terms and conditions of the agreements, of selling Verizon Wireless service on a wholesale basis. In addition, the cable companies (other than Cox Communications Inc.) and Verizon Wireless have formed a technology innovation joint venture for the development of technology and intellectual property to better integrate wireline and wireless products and services.

On April 18, 2012, we announced plans to conduct an open sale process for all of our 700 MHz lower A and B block spectrum licenses. We acquired these licenses as part of Federal Communications Commission Auction 73 in 2008. This sale process is ongoing. We have reserved the right to retain any or all of these licenses. We expect to deploy any retained licenses as necessary to meet our own spectrum needs.

On June 1, 2012, we agreed to acquire HUGHES Telematics, Inc. (HUGHES Telematics) for approximately $12 per share in cash for a total acquisition price of $0.6 billion. We completed the acquisition on July 26, 2012. As a result of the transaction, HUGHES Telematics became a wholly-owned subsidiary of Verizon. Upon closing, we recorded approximately $0.6 billion of goodwill, $0.1 billion of other intangibles, and assumed the debt obligations of HUGHES Telematics, which were approximately $0.1 billion as of the date of acquisition, and which were repaid by Verizon during July 2012. Had this acquisition been completed on January 1, 2012 or 2011, the results of the acquired operations of HUGHES Telematics would not have had a significant impact on the consolidated results of operations of Verizon. The acquisition is expected to accelerate our ability to bring more telematics offerings to market for existing and new HUGHES Telematics and Verizon customers. While we have commenced the appraisals necessary to assess the fair value, the purchase price allocation is preliminary.

In February 2012, Verizon entered into a joint venture with Coinstar, Inc. that will offer access to media rentals through online and mobile content streaming from Verizon to consumers across the country as well as physical media rentals through Redbox kiosks. The joint venture plans to introduce its subscription services in the fourth quarter of 2012.

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

Consolidated Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Verizon Wireless
Service revenue	$16,154	$15,033	$1,121	7.5%	$47,340	$44,051	$3,289	7.5%
Equipment and other	2,870	2,693	177	6.6	8,534	7,849	685	8.7

Total	19,024	17,726	1,298	7.3	55,874	51,900	3,974	7.7
Wireline
Mass Markets	4,225	4,070	155	3.8	12,473	12,224	249	2.0
Global Enterprise	3,781	3,921	(140)	(3.6)	11,453	11,693	(240)	(2.1)
Global Wholesale	1,782	1,963	(181)	(9.2)	5,470	6,035	(565)	(9.4)
Other	126	195	(69)	(35.4)	394	591	(197)	(33.3)

Total	9,914	10,149	(235)	(2.3)	29,790	30,543	(753)	(2.5)
Corporate, eliminations and other	69	38	31	81.6	137	(4)	141	nm

Consolidated Revenues	$29,007	$27,913	$1,094	3.9	$85,801	$82,439	$3,362	4.1

nm – not meaningful

The increase in consolidated revenues during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 was primarily due to higher revenues at Verizon Wireless, as well as higher Mass Markets revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise at our Wireline segment. Partially offsetting these increases were lower Global Wholesale and Global Enterprise Core revenues at our Wireline segment.

Verizon Wireless’ revenues increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 due to growth in both service and equipment and other revenue. Service revenue increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily driven by higher retail postpaid service revenues as a result of a continued increase in retail postpaid connections since October 1, 2011. Since October 1, 2011, retail postpaid connections have increased by nearly 4.2 million connections as of September 30, 2012. Retail postpaid connections per account increased during the nine months ended September 30, 2012 compared to the similar period in 2011 primarily due to increased penetration of smartphones and increased use of Internet data devices. In the three months ended September 30, 2012, the increase in retail postpaid connection net additions primarily reflects the launch of our Share Everything plans coupled with new device introductions in 2012. In the nine months ended September 30, 2012, the decline was due to the timing of the iPhone launch in 2011.

Equipment and other revenue increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to an increase in regulatory and device upgrade fees, partially offset by a decrease in equipment sales compared to the similar periods in 2011.

Wireline’s revenues decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily driven by declines in Global Wholesale, Global Enterprise Core and Other revenues, partially offset by higher revenues in Consumer retail driven by FiOS services and higher revenues from Strategic services. Wireline’s revenues in 2011 were also impacted by an increase in our FiOS order backlog as well as delays in provisioning certain services to Enterprise customers in August and September of 2011.

Mass Markets revenues increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 due to the expansion of FiOS services (Voice, Internet and Video) as well as changes in our pricing strategies adopted in 2012, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily driven by lower local services and traditional circuit-based revenues, a decline in customer premise equipment revenues and the unfavorable impact of foreign currency translation. These decreases were partially offset by higher Strategic services revenues, primarily due to growth in advanced services, such as managed network, contact center solutions, IP communications and our cloud and data center offerings.

Global Wholesale revenues decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to a decline in traditional voice revenues as a result of decreased minutes of use (MOUs) and a decline in domestic wholesale connections, partially offset by continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migration from other core customers.

Other revenues decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to reduced volumes, including former MCI mass market customer losses.

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Cost of services and sales	$10,991	$11,398	$(407)	(3.6)%	$33,206	$33,785	$(579)	(1.7)%
Selling, general and administrative expense	8,366	7,689	677	8.8	23,943	22,346	1,597	7.1
Depreciation and amortization expense	4,167	4,179	(12)	(0.3)	12,323	12,316	7	0.1

Consolidated Operating Expenses	$23,524	$23,266	$258	1.1	$69,472	$68,447	$1,025	1.5

Cost of Services and Sales

Cost of services and sales decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to a decline in costs for wireless data services, a decrease in connection costs and a decrease in the cost of long distance at our Verizon Wireless segment. Also contributing to the decrease were declines in access costs and customer premise equipment costs, as well as the non-recurrence of repair and maintenance expenses caused by storm-related events in 2011. Partially offsetting the decrease were increased costs of network services, increased data roaming and higher cost of equipment sales at our Verizon Wireless segment. In addition, the decrease was partially offset by higher content costs associated with continued FiOS subscriber growth and vendor rate increases, increased rent expense as well as increased expenses related to our cloud and data center offerings at our Wireline segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to higher sales commission expense and costs associated with regulatory fees at our Verizon Wireless segment. Partially offsetting the increase was the non-recurrence of costs caused by storm-related events in 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was essentially unchanged during the three and nine months ended September 30, 2012 compared to the similar periods in 2011, as growth in depreciable assets at our Verizon Wireless segment was offset by a decrease in depreciable assets at our Wireline segment and changes in the estimated useful lives of certain asset classes at Verizon Wireless.

Non-operational Charges

Non-operational charges included in operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Litigation settlements	$384	$–	$384	$–
Severance, pension and benefit charges	–	329	–	329

See “Other Items” for a description of non-operational items.

Consolidated Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. Management believes that these measures are useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in earnings of unconsolidated businesses and other income and (expense), net to net income.

Consolidated Adjusted EBITDA is calculated by excluding the effect of non-operational items from the calculation of Consolidated EBITDA. Management believes that this measure provides additional relevant and useful information to investors and other users of our financial data in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. See “Other Items” for additional details regarding these non-operational items.

Operating expenses include pension and benefit related charges based on actuarial assumptions, including a projected discount rate and an estimated return on plan assets. These estimates will be updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter pursuant to our accounting policy for the recognition of actuarial gains/losses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2012	2011	2012	2011
Consolidated Operating Income	$5,483	$4,647	$16,329	$13,992
Add Depreciation and amortization expense	4,167	4,179	12,323	12,316

Consolidated EBITDA	$9,650	$8,826	$28,652	$26,308

Add Litigation settlements	384	–	384	–
Add Severance, pension and benefit charges	–	329	–	329

Consolidated Adjusted EBITDA	$10,034	$9,155	$29,036	$26,637

The changes in the table above during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 were a result of the factors described in connection with operating revenues and operating expenses above.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased $63 million, or 50.4%, and $110 million, or 31.7%, during the three and nine months ended September 30, 2012, respectively, compared to the similar periods in 2011. The decrease during both periods was primarily due to lower earnings from operations at Vodafone Omnitel N.V. and, to a lesser extent, the devaluation of the Euro against the U.S. dollar.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Interest income	$14	$16	$(2)	(12.5)%	$44	$51	$(7)	(13.7)%
Foreign exchange gains (losses), net	(10)	1	(11)	nm	(3)	(22)	19	(86.4)
Other, net	6	7	(1)	(14.3)	22	41	(19)	(46.3)

Total	$10	$24	$(14)	(58.3)	$63	$70	$(7)	(10.0)

nm – not meaningful

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Total interest costs on debt balances	$737	$808	$(71)	(8.8)%	$2,234	$2,465	$(231)	(9.4)%
Less capitalized interest costs	105	110	(5)	(4.5)	238	341	(103)	(30.2)

Total	$632	$698	$(66)	(9.5)	$1,996	$2,124	$(128)	(6.0)

Average debt outstanding	$52,515	$54,746			$52,555	$55,632
Effective interest rate	5.6%	5.9%			5.7%	5.9%

Total interest costs on debt balances decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to a $2.2 billion and $3.1 billion decrease in average debt, respectively (see “Consolidated Financial Condition”), and a lower effective interest rate in both periods. Capitalized interest costs were lower in 2012 primarily due to our ongoing deployment of the 4G LTE network.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Provision for income taxes	$631	$556	$75	13.5%	$2,150	$1,875	$275	14.7%
Effective income tax rate	12.8%	13.6%			14.7%	15.3%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective income tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 15.6 and 15.1 percentage points lower during the three months ended September 30, 2012 and 2011, respectively, and 14.9 and 14.5 percentage points lower during the nine months ended September 30, 2012 and 2011, respectively.

The increase in the provision for income taxes during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 is primarily due to higher income before income taxes, partially offset by lower income taxes from domestic business restructurings in the current period. The increase during the nine months ended September 30, 2012 was also partially offset by the favorable resolution of various international income tax matters in the current period. The effective income tax rate for the three and nine months ended September 30, 2012, compared to the similar periods in 2011, decreased primarily due to lower income taxes from domestic business restructurings in the current period. The decrease during the nine months ended September 30, 2012 was also due to the favorable resolution of various international income tax matters in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $3.0 billion at September 30, 2012 and $3.1 billion at December 31, 2011. Interest and penalties related to unrecognized tax benefits were $0.4 billion (after-tax) at September 30, 2012 and $0.5 billion (after-tax) at December 31, 2011.

As a large taxpayer, we are under audit by the Internal Revenue Service (IRS) and multiple state and foreign jurisdictions for various open tax years. The IRS commenced its examination of the Company’s U.S. income tax returns for tax years 2007-2009 in the third quarter of 2012. Significant tax litigation and appeals are ongoing in Canada for tax years as early as 2002. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next twelve-month period. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Net income attributable to noncontrolling interest	$2,699	$2,163	$536	24.8%	$7,379	$5,983	$1,396	23.3%

The increase in Net income attributable to noncontrolling interest during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 was due to higher earnings in our Verizon Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

Verizon Wireless

Our Verizon Wireless segment is primarily comprised of Cellco Partnership doing business as Verizon Wireless. Cellco Partnership is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone. Verizon owns a controlling 55% interest in Verizon Wireless and Vodafone owns the remaining 45%. Verizon Wireless provides wireless voice and data services across one of the most extensive wireless networks in the United States.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions, except ARPA)	2012	2011	(Decrease)		2012	2011	(Decrease)
Retail service	$15,538	$14,405	$1,133	7.9%	$45,654	$42,098	$3,556	8.4%
Other service	616	628	(12)	(1.9)	1,686	1,953	(267)	(13.7)

Service revenue	16,154	15,033	1,121	7.5	47,340	44,051	3,289	7.5
Equipment and other	2,870	2,693	177	6.6	8,534	7,849	685	8.7

Total Operating Revenues	$19,024	$17,726	$1,298	7.3	$55,874	$51,900	$3,974	7.7

Connections (‘000):(1)
Retail connections					95,899	90,708	5,191	5.7
Retail postpaid connections					90,354	86,175	4,179	4.8

Net additions in period (‘000):(2)
Retail connections	1,763	968	795	82.1	3,675	3,165	510	16.1
Retail postpaid connections	1,535	882	653	74.0	2,924	3,045	(121)	(4.0)

Churn Rate:
Retail connections	1.18%	1.26%			1.18%	1.27%
Retail postpaid connections	0.91%	0.94%			0.90%	0.95%

Account Statistics:
Retail postpaid ARPA	$145.42	$136.57	$8.85	6.5	$143.11	$133.44	$9.67	7.2
Retail postpaid accounts (‘000)(1)					34,796	34,444	352	1.0
Retail postpaid connections per account(1)					2.60	2.50	0.10	4.0

(1) As of end of period

(2) Excluding acquisitions and adjustments

The increase in Verizon Wireless’ total operating revenues during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 was the result of growth in both service and equipment and other revenue.

Accounts and Connections

Retail (non-wholesale) postpaid accounts are contracts with retail customers that are directly served and managed by Verizon Wireless and use its branded services. Account classifications include single connection, family plans, share everything plans and corporate accounts. Hence, a single account may provide monthly voice and data services to a variety of connected devices. Retail connections represent our retail customer device connections. Churn is the rate at which customers disconnect individual lines of service.

Connections under an account may include: smartphones, basic phones, Home Phone Connect, Home Fusion, tablets, and other Internet devices. We expect to continue to experience retail connection growth based on the strength of our product offerings and network service quality. Retail connection net additions increased during the three months ended September 30, 2012, compared to the similar period in 2011, primarily due to an increase in retail postpaid and prepaid connection gross additions and improvements in our retail connections churn rate. Higher retail postpaid connection gross additions during the three months ended September 30, 2012 primarily reflect the launch of our Share Everything plans coupled with new device introductions during the third quarter. In the nine months ended September 30, 2012, the decline in retail postpaid connection net additions, compared to the similar period in 2011, primarily reflects a decrease in retail postpaid connection gross additions as a result of the timing of the iPhone launch in 2011.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the average number of retail postpaid accounts in the period. Retail postpaid connections per account increased during the nine months ended September 30, 2012 as compared to the similar period in 2011 primarily due to increasing penetration of smartphones and increased use of tablets and other Internet devices.

Service Revenue

Service revenue increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily driven by higher retail postpaid service revenues as a result of a continued increase in retail postpaid connections since October 1, 2011. Since October 1, 2011, retail postpaid connections have increased by nearly 4.2 million connections as of September 30, 2012. Also contributing to the retail postpaid service revenue increase is the gradual and continued increase in penetration of higher priced smartphone connections since October 1, 2011, which is also contributing to the increase in our retail postpaid ARPA (the average revenue per account from retail postpaid accounts).

The increase in retail postpaid ARPA for the three and nine months ended September 30, 2012 compared to the similar periods in 2011 was primarily driven by increases in smartphone penetration and in retail postpaid connections per account. The proportion of our retail postpaid phone base utilizing smartphones increased to 53.2% as of September 30, 2012 compared to 39.2% at September 30, 2011 and retail postpaid connections per account increased by 4.0% as of September 30, 2012 compared to September 30, 2011. The increase in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 8.8% of our retail postpaid connection base as of September 30, 2012 compared to 7.8% as of September 30, 2011, primarily due to strong sales of jetpacks.

Other service revenue decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 as a result of a decrease in third party roaming revenue.

Equipment and Other Revenue

Equipment and other revenue increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to an increase in regulatory and device upgrade fees, partially offset by a decrease in equipment sales compared to the similar periods in 2011.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Cost of services and sales	$5,690	$5,670	$20	0.4%	$17,158	$17,379	$(221)	(1.3)%
Selling, general and administrative expense	5,250	4,867	383	7.9	15,773	14,412	1,361	9.4
Depreciation and amortization expense	2,037	2,040	(3)	(0.1)	5,966	5,917	49	0.8

Total Operating Expenses	$12,977	$12,577	$400	3.2	$38,897	$37,708	$1,189	3.2

Cost of Services and Sales

Cost of services and sales increased during the three months ended September 30, 2012 compared to the similar period in 2011 primarily due to higher cost of equipment sales, increased cost of network services and increased data roaming offset by a decrease in connection costs due to the ongoing deployment of Ethernet backhaul primarily targeted at sites upgrading to 4G LTE, a decrease in cost of data services and a decrease in the cost of long distance.

Cost of services and sales decreased during the nine months ended September 30, 2012 compared to the similar period in 2011 primarily due to a decrease in cost for data services, a decrease in connection costs due to the ongoing deployment of Ethernet backhaul primarily targeted at sites upgrading to 4G LTE and a decrease in the cost of long distance, partially offset by increased data roaming, increased cost of network services and higher cost of equipment sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to higher sales commission expense in our indirect channel as well as costs associated with regulatory fees. Indirect sales commission expense increased $0.5 billion and $0.9 billion, during the three and nine months ended September 30, 2012, respectively, compared to the similar periods in 2011 as a result of increases in the average commission per unit, as the mix of units continues to shift toward smartphones and more customers activate data services.

Depreciation and Amortization Expense

Depreciation and amortization expense remained relatively flat in the three months ended September 30, 2012 compared to the similar period in 2011, and increased during the nine months ended September 30, 2012 compared to the similar periods in 2011 primarily driven by growth in depreciable assets, partially offset by changes in the estimated useful lives of certain asset classes.

Segment Operating Income and EBITDA

Three Months Ended September 30,			Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Segment Operating Income	$6,047	$5,149	$898	17.4%	$16,977	$14,192	$2,785	19.6%
Add Depreciation and amortization expense	2,037	2,040	(3)	(0.1)	5,966	5,917	49	0.8

Segment EBITDA	$8,084	$7,189	$895	12.4	$22,943	$20,109	$2,834	14.1

Segment operating income margin	31.8%	29.0%			30.4%	27.3%
Segment EBITDA service margin	50.0%	47.8%			48.5%	45.6%

The changes in the table above during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Consumer retail	$3,555	$3,400	$155	4.6%	$10,474	$10,177	$297	2.9%
Small business	670	670	–	–	1,999	2,047	(48)	(2.3)

Mass Markets	4,225	4,070	155	3.8	12,473	12,224	249	2.0

Strategic services	2,010	1,926	84	4.4	5,962	5,591	371	6.6
Core	1,771	1,995	(224)	(11.2)	5,491	6,102	(611)	(10.0)

Global Enterprise	3,781	3,921	(140)	(3.6)	11,453	11,693	(240)	(2.1)

Global Wholesale	1,782	1,963	(181)	(9.2)	5,470	6,035	(565)	(9.4)
Other	126	195	(69)	(35.4)	394	591	(197)	(33.3)

Total Operating Revenues	$9,914	$10,149	$(235)	(2.3)	$29,790	$30,543	$(753)	(2.5)

Connections (‘000): (1)
Total voice connections					22,847	24,519	(1,672)	(6.8)

Total Broadband connections					8,768	8,572	196	2.3
FiOS Internet subscribers					5,280	4,616	664	14.4
FiOS Video subscribers					4,592	3,979	613	15.4

(1) As of end of period

Wireline’s revenues decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily driven by declines in Global Wholesale, Global Enterprise Core and Other revenues, partially offset by higher revenues in Consumer retail driven by FiOS services and higher revenues from Strategic services. Wireline’s revenues were also impacted by an increase in our FiOS order backlog as well as delays in provisioning certain services to Enterprise customers in August and September of 2011.

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access) and long distance (including regional toll) voice services, as well as broadband services (including high-speed Internet, FiOS Internet and FiOS Video) to Consumer retail and Small business subscribers.

Mass Markets revenues increased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 due to the expansion of FiOS services (Voice, Internet and Video) as well as changes in our pricing strategies adopted in 2012, partially offset by the continued decline of local exchange revenues.

We continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas in the three and nine months ended September 30, 2012. Revenue from FiOS services represented 66% and 65% of Consumer retail revenue during the three and nine months ended September 30, 2012, respectively, compared to 59% and 57% in the similar periods in 2011. As of September 30, 2012, we achieved penetration rates of 37.0% and 32.9% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 34.6% and 30.6% for FiOS Internet and FiOS Video, respectively, at September 30, 2011. Also contributing to the increase in revenue from FiOS services during the three and nine months ended September 30, 2012, were changes in our pricing strategies adopted in 2012. During the third quarter of 2011, FiOS subscriber growth was lower than in prior quarters due to installation delays caused by storm conditions in the Mid-Atlantic and Northeast regions coupled with the work stoppage of our union-represented employees in August 2011.

During the nine months ended September 30, 2012, Mass Markets revenues were negatively impacted by the decline of local exchange revenues primarily due to a 6.3% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, VoIP, broadband and cable services. There was also a decline in Small business retail voice connections, primarily reflecting challenging economic conditions, competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to lower local services and traditional circuit-based revenues, a decline in customer premise equipment revenues and the unfavorable impact of foreign currency translation. Core services, which consist of traditional circuit-based services such as frame relay, private line and Asynchronous Transfer Mode services, declined compared to the similar periods last year as our customer base continues to migrate to next generation IP services. The decline in customer premise equipment revenues reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle. This decrease was partially offset by higher Strategic services revenues. Strategic services revenue increased $0.1 billion, or 4.4%, and $0.4 billion, or 6.6%, respectively, during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to growth in advanced services, such as managed network, contact center solutions, IP communications and our cloud and data center offerings.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to a decline in traditional voice revenues as a result of decreased MOUs and a 5.7% decline in domestic wholesale connections as of September 30, 2012, compared to September 30, 2011. The traditional voice product reductions are due to the continued impact of competitors deemphasizing their local market initiatives coupled with the impact of technology substitution. Also contributing to the decline in voice revenues is the elimination of low margin international products and the continuing contraction of market rates due to competition. Partially offsetting the overall decrease in wholesale revenue was a continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migration from other core customers. As a result of the upgrading customers, the number of core data circuits experienced a 10.8% decline as compared to the similar periods in 2011. We expect Global Wholesale revenue to continue to decline approximately 10% prospectively per quarter as compared to the similar periods in the prior year, as we believe that the continued decline in core products will be partially offset by growth in Ethernet and IP services.

Other

Other revenues include such services as local exchange and long distance services from former MCI mass market customers, operator services, card services and supply sales. The decrease in revenues from other services during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 was primarily due to reduced volumes, including former MCI mass market customer losses.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Cost of services and sales	$5,463	$5,681	$(218)	(3.8)%	$16,535	$16,647	$(112)	(0.7)%
Selling, general and administrative expense	2,303	2,296	7	0.3	6,570	6,894	(324)	(4.7)
Depreciation and amortization expense	2,107	2,119	(12)	(0.6)	6,299	6,343	(44)	(0.7)

Total Operating Expenses	$9,873	$10,096	$(223)	(2.2)	$29,404	$29,884	$(480)	(1.6)

Cost of Services and Sales

During the three and nine months ended September 30, 2012, Cost of services and sales decreased compared to the similar periods in 2011. Access costs decreased primarily from management actions to reduce exposure to unprofitable international wholesale routes and declines in overall wholesale long distance volumes. Cost of services and sales was also impacted by a decline in customer premise equipment costs, which reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle. Cost of services and sales during the three and nine months ended September 30, 2012 was also positively impacted by higher costs related to repair and maintenance expenses caused by storm-related events in 2011.These decreases were partially offset by higher content costs associated with continued FiOS subscriber growth and vendor rate increases, increased rent expense as well as increased expenses related to our cloud and data center offerings.

Selling, General and Administrative Expense

During the three months ended September 30, 2012, Selling, general and administrative expense was essentially unchanged compared to the similar periods in 2011.

Selling, general and administrative expense decreased during the nine months ended September 30, 2012 compared to the similar periods in 2011 primarily due to lower allocations related to centralized administrative functions, and to a lesser extent, lower property and transaction tax expenses. The decrease in Selling, general and administrative expense was partially offset by the non-recurrence of costs caused by storm-related events in 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 due to a decrease in net depreciable assets, primarily as a result of asset retirements.

Segment Operating Income and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2012	2011	(Decrease)		2012	2011	(Decrease)
Segment Operating Income	$41	$53	$(12)	(22.6)%	$386	$659	$(273)	(41.4)%
Add Depreciation and amortization expense	2,107	2,119	(12)	(0.6)	6,299	6,343	(44)	(0.7)

Segment EBITDA	$2,148	$2,172	$(24)	(1.1)	$6,685	$7,002	$(317)	(4.5)

Segment operating income margin	0.4%	0.5%			1.3%	2.2%
Segment EBITDA margin	21.7%	21.4%			22.4%	22.9%

The changes in the table above during the three and nine months ended September 30, 2012 compared to the similar periods in 2011 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Other Items

Litigation Settlements

In the third quarter of 2012, we settled a number of patent litigation matters, including cases with ActiveVideo Networks Inc. (ActiveVideo) and TiVo Inc. (TiVo). In connection with the settlements with ActiveVideo and TiVo, we recorded a charge of $0.4 billion in the third quarter of 2012 and will pay and recognize over the next six years an additional $0.2 billion. We are pursuing a potential recovery of a portion of these amounts from other parties. The timing and our ability to procure a recovery are uncertain.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the litigation settlements presented above.

Severance, Pension and Benefit Charges

During the three and nine months ended September 30, 2011, we recorded net pre-tax settlement charges of $0.3 billion. The charges were primarily driven by a reduction in the discount rate during the period to 5.50% from 5.75%.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the severance, pension and benefits charges presented above.

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Cash Flows Provided By (Used In)
Operating activities	$24,758	$21,512	$3,246
Investing activities	(15,425)	(13,412)	(2,013)
Financing activities	(12,981)	(4,444)	(8,537)

Increase (Decrease) In Cash and Cash Equivalents	$(3,648)	$3,656	$(7,304)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the nine months ended September 30, 2012 increased by $3.2 billion compared to the similar period in 2011 primarily due to higher consolidated earnings, as well as improved working capital levels, due to timing differences.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2012	2011
Verizon Wireless	$6,066	$7,186
Wireline	4,617	4,767
Other	632	593

	$11,315	$12,546

Total as a percentage of revenue	13.2%	15.2%

The decrease in capital expenditures during the nine months ended September 30, 2012 compared to the similar period in 2011 was primarily due to higher investment in the capacity of our wireless EV-DO network during 2011.

Acquisitions

During the nine months ended September 30, 2012, we paid approximately $3.8 billion, net to acquire wireless licenses primarily to meet future LTE capacity needs and enable LTE expansion. Additionally, during the third quarter of 2012, we acquired HUGHES Telematics, a provider of telematics services, for $0.6 billion. See “Overview” for additional details.

Other, net

The decrease in Other, net primarily related to higher sales of long term investments in 2011 compared to 2012.

Cash Flows Used In Financing Activities

During the nine months ended September 30, 2012 and 2011, net cash used in financing activities was $13.0 billion and $4.4 billion, respectively.

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

Credit Facility and Shelf Registration

On August 13, 2012, we amended our credit facility to reduce fees and borrowing costs and extend the maturity date to August 12, 2016. As of September 30, 2012, the unused borrowing capacity under this $6.2 billion four-year credit facility with a group of major financial institutions was approximately $6.1 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

On February 7, 2012, we filed a new shelf registration statement for the issuance of debt or equity securities with an aggregate offering price of up to $10 billion. In connection with this filing, the previous shelf registration statement was terminated.

Dividends

As in prior periods, dividend payments are a significant use of capital resources. During the third quarter of 2012, the Board increased our quarterly dividend payments 3.0% to $.515 per share from $.50 per share in the same period in 2011. This is the sixth consecutive year that Verizon’s Board of Directors has approved a quarterly dividend increase.

During the nine months ended September 30, 2012 and 2011, we paid $3.9 billion and $4.1 billion in dividends, respectively.

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

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2012 totaled $9.7 billion, a $3.6 billion decrease compared to Cash and cash equivalents at December 31, 2011 for the reasons discussed above.

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

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Net cash provided by operating activities	$24,758	$21,512	$3,246
Less Capital expenditures (including capitalized software)	11,315	12,546	(1,231)

Free cash flow	$13,443	$8,966	$4,477

The change in free cash flow during the nine months ended September 30, 2012 compared to the similar period in 2011 was a result of the factors described in connection with net cash provided by operating activities and capital expenditures above.

Employee Benefit Plan Funded Status and Contributions

Pension Annuitization

On October 17, 2012, we, along with our subsidiary Verizon Investment Management Corp., and Fiduciary Counselors Inc., as independent fiduciary of the Verizon Management Pension Plan (the Plan), entered into a definitive purchase agreement with The Prudential Insurance Company of America (Prudential) and Prudential Financial, Inc., pursuant to which the Plan will purchase a single premium group annuity contract from Prudential to settle approximately $7.5 billion of pension liabilities of the Plan.

Upon issuance of the group annuity contract by Prudential, Prudential will irrevocably assume the obligation to make future annuity payments to approximately 41,000 Verizon management retirees who began receiving pension payments from the Plan prior to January 1, 2010. The amount of each retiree’s annuity payment will be equal to the amount of such individual’s pension benefit. In addition, the group annuity contract is intended to replicate the same rights to future payments, such as survivor benefits, that are currently offered by the Plan. No decision or other action will be required of any retiree to continue to receive his or her benefits, and there will be no delay in the receipt of benefits.

Other participants in the Plan will be unaffected by this transaction, including management retirees since January 1, 2010, certain retirees of MCI, Inc., and active and retired associates.

We expect to make additional contributions to the Plan prior to the date of the closing of the transaction so that the Plan’s funding percentage does not decrease as a result of this transaction. We currently intend to contribute an aggregate of approximately $2.5 billion to the Plan in connection with the transaction, inclusive of a contribution made in September 2012. The final amount that we will contribute to the Plan will be determined based on several factors, including changes to interest rates and asset valuations between October 17, 2012 and the date of closing. The closing of the transaction is subject to various closing conditions. Assuming satisfaction of these conditions, we anticipate that the transaction will close and the single premium group annuity contract will be issued in December 2012.

Pension and Benefits

In accordance with our accounting policy for pension and other postretirement benefits, in the fourth quarter of 2012, we will remeasure our pension and other postemployment benefit assets and liabilities based on updated actuarial assumptions including the actual return on plan assets during the year and the current discount rate. As a result of this remeasurement and the annuitization transaction described above, we expect to record a significant charge.

Employer Contributions

During the three and nine months ended September 30, 2012, we contributed $1.2 billion and $1.8 billion, respectively to our qualified pension trusts, which includes $0.9 billion contributed in anticipation of the pension annuitization discussed above. During the three and nine months ended September 30, 2012 we also contributed $0.1 billion and $0.2 billion, respectively to our nonqualified pension plans and $0.4 billion and $1.2 billion, respectively to our other postretirement benefit plans.

In the fourth quarter of 2012, we expect to make an additional $1.6 billion cash contribution to our qualified pension trusts related to the pension annuitization noted above, and as a result, we expect total contributions to our qualified pension trusts to be $3.4 billion in 2012, which is a change to the estimated $1.3 billion of qualified pension contributions for 2012 previously disclosed. Additionally, we do not expect to make any contributions to our qualified pension trusts in 2013.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At September 30, 2012, our primary foreign currency exposure was to the British Pound Sterling, the Euro, the Indian Rupee and the Australian Dollar.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2012, more than three-fourths in aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. During the third quarter of 2012, interest rate swaps with a notional value of $5.0 billion were settled. As a result of the settlements, we received net proceeds of $0.7 billion, including accrued interest which is included in Other, net operating activities in the condensed consolidated statement of cash flows. The fair value basis adjustment to the underlying debt instruments will be recognized into earnings as a reduction of Interest expense over the remaining lives of the underlying debt obligations. The fair value of these contracts at December 31, 2011 was $0.6 billion, primarily included in Other assets and Long-term debt. As of September 30, 2012, the total notional amount of the remaining interest rate swaps was $2.0 billion.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the second quarter of 2012, we entered into forward interest rate swaps with a total notional value of $1.0 billion. We have designated these contracts as cash flow hedges.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income is reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps, included in Other assets and Other liabilities, was not material at September 30, 2012 or December 31, 2011. During the three and nine months ended September 30, 2012 and 2011, the pretax gain and loss, respectively, recognized in Other comprehensive income was not material.

Acquisitions

Spectrum Licenses

During the third quarter of 2012, after receiving the required regulatory approvals, Verizon Wireless completed the following previously announced transactions in which we acquired wireless spectrum that will be used to deploy additional 4G (fourth-generation) Long Term Evolution (LTE) capacity:

•

Verizon Wireless acquired Advanced Wireless Service (AWS) spectrum in separate transactions with SpectrumCo, LLC (SpectrumCo) and Cox TMI Wireless, LLC for which it paid an aggregate of $3.9 billion at the time of the closings. Verizon Wireless has also recorded a liability of $0.4 billion related to a three-year service obligation to SpectrumCo’s members pursuant to commercial agreements executed concurrently with the SpectrumCo transaction.

•

Verizon Wireless completed license purchase and exchange transactions with Leap Wireless, Savary Island Wireless, which is majority owned by Leap Wireless, and a subsidiary of T-Mobile USA, Inc. (T-Mobile). As a result of these transactions, we received an aggregate $2.6 billion of AWS and PCS licenses at fair value and net cash proceeds of $0.2 billion, we transferred certain AWS licenses to T-Mobile and a 700 megahertz (MHz) lower A block license to Leap Wireless, and we recorded an immaterial gain.

HUGHES Telematics, Inc.

On June 1, 2012, we agreed to acquire HUGHES Telematics, Inc. (HUGHES Telematics) for approximately $12 per share in cash for a total acquisition price of $0.6 billion. We completed the acquisition on July 26, 2012. As a result of the transaction, HUGHES Telematics became a wholly-owned subsidiary of Verizon. Upon closing, we recorded approximately $0.6 billion of goodwill, $0.1 billion of other intangibles, and assumed the debt obligations of HUGHES Telematics, which were approximately $0.1 billion as of the date of acquisition, and which were repaid by Verizon during July 2012. Had this acquisition been completed on January 1, 2012 or 2011, the results of the acquired operations of HUGHES Telematics would not have had a significant impact on the consolidated results of operations of Verizon. The acquisition is expected to accelerate our ability to bring more telematics offerings to market for existing and new HUGHES Telematics and Verizon customers. While we have commenced the appraisals necessary to assess the fair value, the purchase price allocation is preliminary.

Terremark Worldwide, Inc.

During April 2011, we acquired Terremark Worldwide Inc. (Terremark) for $19 per share in cash. Closing and other direct acquisition-related costs totaled approximately $13 million after-tax. The acquisition was completed via a “short-form” merger under Delaware law through which Terremark became a wholly-owned subsidiary of Verizon. The acquisition enhanced Verizon’s offerings to business and government customers globally.

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

In July 2012, the accounting standard update regarding testing of intangible assets for impairment was issued. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. We will adopt this standard update during the first quarter of 2013. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in the registrant’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Verizon and a number of other telecommunications companies, have been the subject of multiple class action suits concerning their alleged participation in intelligence-gathering activities allegedly carried out by the federal government, at the direction of the President of the United States, as part of the government’s post-September 11 program to prevent terrorist attacks. Plaintiffs generally allege that Verizon has participated by permitting the government to gain access to the content of its subscribers’ telephone calls and/or records concerning those calls and that such action violates federal and/or state constitutional and statutory law. Relief sought in the cases includes injunctive relief, attorneys’ fees, and statutory and punitive damages. On August 9, 2006, the Judicial Panel on Multidistrict Litigation (Panel) ordered that these actions be transferred, consolidated and coordinated in the U.S. District Court for the Northern District of California. The Panel subsequently ordered that a number of “tag along” actions also be transferred to the Northern District of California. Verizon believes that these lawsuits are without merit. On July 10, 2008, the President signed into law the FISA Amendments Act of 2008, which provides for dismissal of these suits by the court based on submission by the Attorney General of the United States of a specified certification. On September 19, 2008, the Attorney General made such a submission in the consolidated proceedings. Based on this submission, the court ordered dismissal of the complaints on June 3, 2009. Plaintiffs appealed this dismissal, and by decision issued December 29, 2011, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal. On March 28, 2012, plaintiffs petitioned the United States Supreme Court to review the decision of the Court of Appeals. On October 9, 2012, the Supreme Court denied the petition, ending the litigation.

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in the Idearc Inc. bankruptcy proceedings, alleges that Idearc Inc. was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust seeks over $9 billion in damages. Trial began October 15, 2012.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities, including Verizon Wireless. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. In June 2012, the Litigation Trust filed a Second Amended Complaint that dropped all claims against Verizon Wireless. Verizon filed a motion to dismiss the majority of claims in the Second Amended Complaint and a decision is pending. Discovery in the case is underway, with a trial set for May 2013.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011. Below is an update to a risk factor that was previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the risk, but we are providing additional detail in order to provide context to the risk.

Breaches of network or information technology security, natural disasters or terrorist attacks could have an adverse effect on our business.

Cyber attacks or other breaches of network or information technology (IT) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our operations. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In particular, cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies, including Verizon, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation and damage to our reputation. Further, certain of Verizon’s businesses, including the provisioning of security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks is called into question as a result of a cyber attack. In addition, if we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or IT security, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2012. At September 30, 2012, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: October 25, 2012	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.