Form 10-K
period 2012-12-31
VERIZON COMMUNICATIONS INC
filed 2013-02-26
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

At June 29, 2012, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $126,583,478,030.

At January 31, 2013, 2,858,275,417 shares of the registrant’s common stock were outstanding, after deducting 109,334,702 shares held in treasury.

Documents Incorporated By Reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2012 (Parts I and II).

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2013 Annual Meeting of Shareholders (Part III).

PART I
Item 1. Business

General

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 183,400 employees.

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

Wireline

Wireline’s voice, data and video communications products and enhanced services include local and long distance voice, broadband Internet access and video, corporate networking solutions, data center and cloud services, and security and managed network services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers both in the United States and in over 150 other countries around the world.

The following portions of the 2012 Verizon Annual Report to Shareowners are incorporated into this report:

•	“Overview” on pages 22 through 24; and,

•	“Segment Results of Operations” on pages 29 through 34 and in Note 13 to the consolidated financial statements on pages 77 through 79.

Verizon Wireless

Background

Our Verizon Wireless segment is primarily comprised of Cellco Partnership doing business as Verizon Wireless. Cellco Partnership is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). Verizon owns a controlling 55% interest in Verizon Wireless and Vodafone owns the remaining 45%. Verizon Wireless provides wireless communication services across one of the most extensive wireless networks in the United States and has the largest third-generation (3G) Evolution—Data Optimized (EV-DO) and fourth-generation (4G) Long-Term Evolution technology (LTE) networks of any U.S. wireless service provider.

Verizon Wireless is the largest wireless service provider in the United States as measured by retail connections and revenue. At December 31, 2012, Verizon Wireless had 98.2 million retail connections and 2012 revenues of approximately $75.9 billion, representing approximately 66% of Verizon’s 2012 aggregate revenues.

As of January 22, 2013, our 4G LTE network has been deployed in 476 markets covering more than 273 million people throughout the country, which is nearly 89% of the U.S. population. We expect to continue to deploy 4G LTE during 2013 and by year-end cover nearly our entire existing 3G network footprint. Our 4G LTE network provides higher data throughput performance for data services at lower cost compared to those offered by 3G technologies. As of December 31, 2012, nearly 50% of our wireless data traffic was on our 4G LTE network.

Wireless Service and Product Offerings

Our wireless services described below are available to our customers receiving service under the Verizon Wireless brand. In addition, customers can obtain wireless products and services that operate on our network from resellers that purchase network access from us on a wholesale basis.

Wireless Services

We offer our wireless services on a postpaid and prepaid basis. Retail (non-wholesale) postpaid accounts represent retail customers that are under contract with Verizon Wireless directly served and managed by Verizon Wireless and use its branded services. Accounts include single connection plans, family plans, Share Everything® plans and corporate accounts. A single account may receive monthly wireless services for a variety of connected devices. Postpaid connections represent individual lines of service for which a customer is billed in advance a monthly access charge in return for a monthly network service allowance (access service revenues), and usage beyond the allowance is billed in arrears (usage service revenues). Approximately 94% of our retail connections received our wireless services on a postpaid basis as of December 31, 2012. Our prepaid service enables individuals to obtain wireless services without a long-term contract or credit verification by paying for all services in advance.

In 2012, Verizon Wireless launched the Share Everything plans, which were made available to both new and existing postpaid customers. These plans feature domestic unlimited voice minutes, unlimited text, video and picture messaging and a single data allowance that can be shared among up to 10 devices connected to the Verizon Wireless network. For an additional monthly access fee, our customers have the option of sharing long distance and roaming minutes among their devices for calls from the United States to, and calls while within, Canada and Mexico. The Share Everything plans also include the Mobile Hotspot service on our smartphones at no additional charge. The Mobile Hotspot service allows a customer to use our network to create a Wi-Fi network that can be used by Wi-Fi enabled devices. In January 2013, Verizon Wireless announced it will begin offering shared data plans for business, with the Share Everything plans for Small Business and the Nationwide Business Data Packages and Plans. As of December 31, 2012, Share Everything accounts represented approximately 23% of our retail postpaid accounts.

As wireless service providers continue to upgrade their networks to enhance data-carrying capabilities and to permit higher-speed data transmission, the demand for full Internet browsing capabilities for phones and the proliferation of wireless applications for wireless-enabled laptops, phones and other wireless devices is increasing and driving data transport access and usage revenue. This growing demand for wireless services has, in turn, spurred the demand for still higher-speed network technologies and the development of an array of more advanced wireless devices that include more robust functionality.

We offer access to a wide variety of wireless services, including Internet access via our broad range of devices. Our customers can access the Internet on all of our smartphones, as well as our basic phones that include HTML web-browsing capability. Our customers pay for this access under plans and arrangements that may vary based on the type of device and the customer’s preference for network access. We offer various packages of wireless services that allow customers, regardless of the device, to select the plan that best matches their network usage patterns. Our pricing models offer customers options for smartphones, basic phones, tablets and other devices.

We also offer service that enables our customers to access the Internet wirelessly at broadband speeds on notebook computers and tablets that either have embedded 4G LTE or 3G EV-DO modules, or that are used in conjunction with separate devices that enable access to this service, such as smartphones and USB modems as well as Jetpacks™ and other dedicated devices that provide a mobile Wi-Fi connection. These devices can be added to the customer’s Share Everything plan for an additional monthly fee, or the customer can obtain a separate plan for the device at various price points, depending upon both the size of the data allowance purchased and the device covered by the plan.

In addition, we offer messaging services, which enable our customers to send and receive text, picture and video messages. Our consumer-focused multimedia offerings, which are primarily provided via third-party arrangements, consist of applications providing music, video, gaming, news and other content to our customers, while our business-focused offerings, which are designed to increase the productivity of our business customers, include solutions that enable customers to access the Internet and their corporate intranets, as well as products that enable wireless e-mail across our diverse portfolio of wireless devices. Our location-based services provide our customers with directions to their destination and enable our business customers to locate, monitor and communicate with their mobile field workers. Our global data services allow our customers to access their e-mail on our Global Ready Phones from hundreds of international destinations and to access the Internet at such destinations with laptops that are either Global Ready, tethered to a Global Ready Phone, or are used in conjunction with other Global Ready devices, such as certain USB data modems or Jetpacks.

Our customers can make and receive calls on their home phone handsets using our wireless network through our Home Phone Connect service. We also offer HomeFusion® Broadband, which is a high-speed Internet service that provides customers with Internet connections in their homes using our 4G LTE network.

In addition to the foregoing offerings, our customers have access to hundreds of thousands of applications and services developed and distributed by third parties, such as those offered via Google Play, accessible on our smartphones running on the Google, Inc. (Google) Android operating system, those offered via the Apple, Inc. (Apple) iTunes store, accessible through smartphones and tablets running on the Apple iOS operating system, those offered by Microsoft Inc. (Microsoft), via Microsoft’s Windows Phone OS operating system and those offered by Research in Motion Limited (RIM) doing business as Blackberry, through its BlackBerry App World webstore.

We offer a variety of plans for voice services and features with competitive pricing tailored to meet the needs of our customers. Our Share Everything plans allow customers to place unlimited domestic calls using our network. We adjust our plans periodically to address changing customer preferences and needs and to take advantage of the availability of new technology. We also offer a variety of international wireless voice services to our customers through roaming arrangements with wireless service providers outside of the United States.

In addition, we provide network access and enhanced value added services to support telemetry-type applications, which are characterized by machine-to-machine (M2M) wireless connections. Our M2M services support devices that are used by a variety of vertical market segments, including healthcare, manufacturing, utilities, distribution and consumer products. For example, companies purchase network access and enhanced services from us in order to connect with and monitor equipment, such as medical devices used to monitor patients, fleet management devices used to monitor company-operated vehicles and utility monitoring devices used for smart grid applications. Other companies purchase network access and enhanced services from us to support devices that are included in a service they, in turn, sell to end-users. We also support telematics services for some of the largest automotive manufacturers. We expect that consumer use of M2M wireless connections will increase as consumers take advantage of such services as home monitoring, health care, energy management and utilities management.

Wireless Devices

We offer several categories of wireless devices, including smartphones, tablets and other Internet access devices as well as basic phones.

Smartphones. Our device line-up includes an array of smartphones that are enabled to utilize our 4G LTE and/or 3G EV-DO high-speed data services and run under various operating platforms, such as Google Android, Apple iOS, BlackBerry OS, and Windows Phone OS.

Tablets and Other Internet Access Devices. We offer a variety of 4G LTE and/or 3G EV-DO-enabled tablets from multiple manufacturers that run primarily on either the Apple iOS or Google Android operating system. These tablets also permit our customers to access the Internet via a Wi-Fi connection. In addition, we offer dedicated devices that provide a mobile Wi-Fi 4G LTE and/or 3G EV-DO connection, which we refer to as Jetpacks capable of connecting multiple Wi-Fi–enabled devices to the Internet at one time. Our customers can also access the Internet wirelessly at broadband speeds on their computers via data cards, USB modems or through the use of certain laptop computers and netbooks with embedded 4G LTE and 3G EV-DO Mobile Broadband modules offered by original equipment manufacturers (OEMs). During 2012, we continued to experience strong subscriber demand for tablets and Jetpacks, which continued to represent a growing proportion of our revenue growth.

Basic Phones. Some of our basic phones are 3G EV-DO-enabled and have HTML-browsing capability. We also offer a selection of basic phones that operate via our CDMA-1XRTT service.

We purchase wireless devices and accessories from a number of manufacturers, with the substantial majority of our purchases made from Apple, Motorola Mobility, Samsung, LG Electronics, RIM, and PCD (through which we purchase Pantech and HTC devices and accessories).

A key component of all wireless devices is the chipset, which contains the “intelligence” of the device. Most of our wireless device suppliers rely on Qualcomm Incorporated (Qualcomm) for manufacturing and supplying CDMA-1XRTT and EV-DO chipsets. We also sell phones that include CDMA-1XRTT and EV-DO chipsets manufactured by VIA Telecom under license from Qualcomm. The LTE chipsets used in our 4G LTE-enabled devices are manufactured by various companies, each using its own 4G LTE chipset technology. In addition, there are a number of other components common to wireless phones provided by various electronic component manufacturers that we do not deal with directly.

Strategic Initiatives

We have undertaken several initiatives to develop innovative devices, data services and applications available to run on our networks, including the following:

•

Innovation centers. We operate innovation centers in Waltham, Massachusetts and San Francisco. We believe our centers serve as catalysts for the development of non-traditional devices, services and applications that take full advantage of our 4G LTE network. The centers work with many of our strategic partners representing various industries to help them quickly bring products, services and applications to market.

•

Isis. Isis is a mobile commerce platform launched on a trial basis in 2012 as a joint venture with AT&T Inc. (AT&T) and T-Mobile USA, Inc. (T-Mobile) that enables customers to pay for point-of-sale purchases via their mobile phones using near field communications technology rather than by paying with cash or a credit card. Known as the “ISIS Mobile Wallet,” this service enables customers to organize all of their payment cards, offers and loyalty cards in one convenient application on their Isis-ready phone.

•

Converged solutions. In 2011, Verizon Wireless entered into commercial agreements, modified in 2012, with affiliates of Comcast Corporation, Time Warner Cable, Bright House Networks and Cox Communications Inc. (the cable companies). Through these agreements, the cable companies and Verizon Wireless became agents to sell certain of one another’s products and services and, over time, the cable companies will have the option, subject to the terms and conditions of the agreements, of selling Verizon Wireless service on a wholesale basis. Additionally, Comcast, Time Warner, Bright House and Verizon Wireless have formed an innovation technology joint venture for the development of technology to better integrate wireline and wireless products and services.

Network

We have the largest 3G EV-DO and 4G LTE networks of any service provider in the United States, with licensed and operational coverage in all of the top 100 most populous U.S. metropolitan areas, covering a population of approximately 298 million as of December 31, 2012.

We strive to provide our customers with the highest network reliability for their wireless services. We design and deploy our network in an efficient manner that we believe maximizes the number of successful data sessions and completions of large file downloads and uploads while delivering on our advertised throughput speeds, and that maximizes the number of calls that are connected on the first attempt and completed without being dropped. We plan to continue to build out, expand and upgrade our network as well as explore strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses.

In addition to our own network coverage, we have roaming agreements with a number of wireless service providers to enable our customers to receive wireless service in nearly all other areas in the United States where wireless service is available. Certain of our roaming agreements are terminable at will by either party upon several months’ notice; however, we do not believe that the termination of any of these at-will agreements would have a material adverse effect on our business.

Technology

Our primary network technology platforms are 4G LTE and 3G CDMA. 4G LTE provides higher data throughput performance for data services at a lower cost compared to those offered by 3G technologies. We expect to continue to deploy 4G LTE during 2013 and by year-end cover nearly our entire existing 3G network footprint. We also are working to expand 4G LTE coverage beyond our network footprint through our LTE in Rural America Program. Under this program, we are working with wireless carriers in rural areas to collaboratively build and operate a 4G LTE network using each carrier’s network assets and our core 4G LTE equipment and 700 MHz C-Block spectrum. We currently have 20 committed program participants that have the potential to provide 4G LTE coverage to more than two million people under the program and, to date, seven participants have commenced operations on such networks.

In 2012, we began testing our mobile VoIP (voice over internet protocol) network known as Voice over LTE (VoLTE). This technology, which is expected to be used in addition to the current voice technology, is anticipated to result in high quality of voice service as a result of our 4G LTE network. We expect to launch VoLTE for commercial use by early 2014.

Our 3G CDMA network is based on spread-spectrum digital radio technology. CDMA-1XRTT technology is deployed in nearly all of the cell sites in our 3G CDMA network. In addition, EV-DO, a 3G packet-based technology intended primarily for high-speed data transmission, is deployed in substantially all of the cell sites in our 3G CDMA network.

Our network includes various elements of redundancy designed to enhance the reliability of our service. Power and backhaul transport facilities can often become a network’s vulnerability. Consequently, we have battery backup at every switch and every cell site in our network. We also utilize backup generators at a majority of our cell sites and at every switch location. In addition, we have a fleet of portable backup generators that can be deployed to cell sites if needed. We further enhance reliability by using a fully redundant backbone Multiprotocol Label Switching network in all critical locations.

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

Spectrum

The spectrum licenses we hold can be used for mobile wireless voice and data communications services. We have licenses to provide these wireless services on portions of the 800 MHz band (also known as cellular spectrum), the 1800-1900 MHz band (also known as PCS spectrum) and the 1700 and 2100 MHz band (also known as AWS spectrum) in areas that, collectively, cover nearly all of the population of the United States. In addition, we hold licenses for portions of the 700 MHz band, including eight licenses that can, together, be used to provide wireless service coverage to the entire United States.

In 2012, Verizon Wireless acquired Advanced Wireless Service (AWS) spectrum in separate transactions with SpectrumCo, LLC and Cox TMI Wireless, LLC for which it paid an aggregate of $3.9 billion at the time of the closings. During 2012, Verizon Wireless also completed license purchase and exchange transactions with Leap Wireless, Savary Island Wireless, which is majority owned by Leap Wireless, and a subsidiary of T-Mobile. As a result of these transactions, Verizon Wireless received an aggregate $2.6 billion of AWS and PCS licenses at fair value and transferred certain AWS licenses to T-Mobile and a 700 megahertz (MHz) lower A block license to Leap Wireless.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of Federal Communications Commission (FCC) Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. These transactions are subject to approval by the FCC and the Department of Justice (DOJ). When finalized, the sales will result in the completion of the open sale process. We expect to deploy the remaining licenses as necessary to meet our own spectrum needs.

During the fourth quarter of 2012, we entered into license exchange agreements with T-Mobile and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain AWS licenses. These non-cash exchanges, which are subject to approval by the FCC and other customary closing conditions, are expected to close in 2013. The exchange includes a number of intra-market swaps that will result in more efficient use of the AWS band. As a result of these transactions, we expect to record an immaterial gain.

We anticipate we will need additional spectrum to meet future demand. This increasing demand is being driven by growth in customer connections and usage of wireless broadband services, which use more bandwidth and require ever faster rates of speed to stay competitive. We can meet spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when offered by the FCC in future spectrum auctions. Although the availability of new spectrum for commercial wireless services and the possible dates of future FCC spectrum auctions are uncertain at this time, the FCC and the current Presidential Administration have been seeking the release of additional mobile use spectrum. In addition, Congress has adopted legislation that provides for the establishment of a national public safety network and the reallocation and auction, through the use of voluntary incentive auctions, by 2022 of portions of the existing broadcast spectrum. The timing and nature of those auctions will be determined by future regulatory proceedings.

As we and competing wireless service providers have experienced spectrum shortages in certain markets and may have spectrum surpluses in others, we have at times exchanged spectrum licenses with other service providers through secondary market swap transactions, we expect to continue to pursue similar opportunities to trade spectrum licenses in order to meet certain of our capacity and expansion needs in the future. In other cases, Verizon Wireless has entered into intra-market spectrum swaps designed to increase the amount of contiguous spectrum within frequency bands in a specific market. Contiguous spectrum improves network performance and efficiency. These swaps as well as any spectrum purchases are subject to obtaining governmental approvals for the transfer of spectrum licenses in each instance.

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

Marketing and Distribution

Our marketing strategy is focused on offering solutions tailored to the needs of our various customer market groups; promoting our brand; leveraging our extensive distribution network; jointly marketing with Vodafone; and jointly marketing our products and services to large business and government customers with Verizon’s Wireline business units through Verizon Enterprise Solutions, a sales and marketing organization that encompasses all of Verizon’s solutions for medium and large business and government customers globally. Our marketing plan includes a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions designed to present our corporate message consistently across all of our markets.

We use a combination of direct, indirect and alternative distribution channels in order to increase customer growth while reducing customer acquisition costs.

Company-operated stores are a core component of our distribution strategy. Our direct channel, which includes our business-to-business operations and systems organization, is focused on supporting the wireless communications needs of consumers and local, regional and national business customers. In addition, we have a telemarketing sales force dedicated to handling incoming calls from customers, and we offer fully-automated, end-to-end web-based sales of wireless phones, accessories and service plans.

Our indirect channel includes agents that sell our postpaid and prepaid wireless products and services at retail locations throughout the United States, as well as through the Internet. The majority of these agents sell both our postpaid and prepaid products and services, and do so under exclusive selling arrangements with us. We also utilize high-profile, national retailers, such as Best Buy, Wal-Mart, RadioShack and Target, to sell our postpaid and prepaid wireless products and services. Stores such as Dollar General and various drugstore chains sell our prepaid products and services. We have also entered into agency agreements with a number of broadband, video and voice service providers through which our products and services are sold on a stand-alone basis or bundled with their services.

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

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services. For example, Microsoft, Google, Apple and others are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service.

We believe that the following are the most important competitive factors in our industry:

•

Network reliability, capacity and coverage. We believe that a wireless network that consistently provides high quality and reliable service is a key differentiator in the U.S. market and a driver of customer satisfaction. Lower prices, improved service quality and new wireless service offerings have led to increased customer usage of wireless services, which, in turn, puts pressure on network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We believe that the deployment of our 4G LTE network will help us to keep pace with network capacity requirements and meet customer demand for higher speeds.

•

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape. As the demand for wireless services continues to grow, wireless service providers are offering service plans that include unlimited voice minutes and text messages and a specific amount of data access in varying megabyte or gigabyte sizes or, in some cases, unlimited data usage. In addition, certain wireless service providers are also offering minutes-sharing plans; free mobile-to-mobile calling; offerings of larger bundles of included minutes at attractive price points with no roaming or long distance charges; calling group features that enable customers to place and receive calls from a group of U.S. phone numbers they designate (including landline numbers) without the call time counting against their minute allotment; and both prepaid and postpaid plans offering unlimited voice and data usage. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for the price, as well as service plans that meet their wireless service needs.

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

•

Product and service development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced data products and services. We continue to pursue the development and rapid deployment of new and innovative wireless products and services both independently and in collaboration with application service providers. We also collaborate with various device manufacturers in the development of distinctive smartphones and other wireless devices that can access the growing array of data applications and content available over the Internet. We continue to focus on increasing smartphone penetration throughout our customer base. In addition to these devices, we also continue to expand international roaming agreements and offer significant coverage outside of the United States for customers that require wireless services while abroad.

•

Sales and distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that attaining the optimal combination of varying distribution channels is important to achieving industry-leading profitability, as measured by operating income. We endeavor to increase sales through our company-operated stores, outside sales teams and telemarketing and web-based sales and fulfillment capabilities, as well as through our extensive indirect distribution network of retail outlets and prepaid replenishment locations and netbook and notebook OEMs. In addition, we sell network access to both traditional resellers, which resell network services to their end-users, and to various companies to enable wireless communications for their M2M devices or for their provision of telematics services.

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

Wireline

Background

The Wireline segment provides communications products and services including local exchange and long distance voice service, broadband video and data, IP network services, network access and other services to consumers, small businesses and carriers in the United States, as well as to businesses and government customers both in the United States and in over 150 other countries around the world. In 2012, Wireline revenues were $39.8 billion, representing approximately 34% of Verizon’s aggregate revenues.

Wireline Service and Product Offerings

We organize our service and product offerings by the primary market targeted by these offerings – mass markets, global enterprise, global wholesale and other.

During 2012, Verizon acquired HUGHES Telematics, Inc. (HUGHES Telematics). The acquisition has accelerated our ability to bring more telematics offerings to market for existing and new HUGHES Telematics and Verizon customers.

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

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access) and long distance (including regional toll) voice services, broadband services (including high-speed Internet, FiOS Internet and FiOS Video services) to residential and small business subscribers. In 2012, Mass Markets revenues were $16.7 billion, representing approximately 42% of Wireline’s aggregate revenues.

Video Services. We offer video service over our fiber-optic network. As of December 31, 2012, FiOS Video is available to approximately 14.2 million homes across 12 states, as well as the District of Columbia. We believe FiOS Video has features that differentiate it from the competition, including its channel line-up, Interactive Media Guide, Home Media DVR and breadth of high definition content, as well as the following:

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

•

Customer Premise Equipment interoperability – We continue to partner with major corporations such as Microsoft and Apple to offer further interoperability with various products such as the Xbox, smart televisions and iPads. This technology further expands our initiative to provide customers with the ability to watch content anytime, anywhere, on any data-capable device.

In February 2012, Verizon entered into a venture with Redbox Automated Retail, LLC (Redbox), a subsidiary of Coinstar, Inc., to offer customers nationwide access to media rentals through online and mobile content streaming as well as physical media rentals through Redbox kiosks. Verizon holds a 65% majority ownership share in the venture and Redbox holds a 35% ownership share. The venture is consolidated by Verizon for reporting purposes. In December 2012, the venture introduced its product portfolio, which includes subscription services, under the name Redbox Instant by Verizon. The initial funding related to the formation of the venture is not significant to Verizon.

Data services. We offer high-speed Internet and FiOS broadband data products with varying downstream and upstream processing speeds, including FiOS Quantum. As consumers power multiple devices and stream more movies and video services, the need for faster broadband is evident. With FiOS Quantum, customers can achieve download speeds up to 300 megabytes per second (Mbps) and upload speeds up to 65 Mbps.

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

Global Enterprise

Global Enterprise offers Strategic services, including networking products and solutions, advanced communications services, and other core communications services to medium and large business customers, including multinational corporations, as well as state and federal government customers. Global Enterprise jointly markets these services with Verizon’s other business units through Verizon Enterprise Solutions. In 2012, Global Enterprise revenues were $15.3 billion, representing approximately 39% of Wireline’s aggregate revenues.

Strategic services. Strategic services consist of networking products and solutions, advanced communication services for voice and video and security, infrastructure and cloud services.

Networking products and solutions primarily include:

•

Private IP – This service, built on multiprotocol label switching (MPLS), enables customers to leverage the efficiency, performance and value of IP in a secure manner. Our Private IP network allows customers to communicate over a private, secure network in more than 120 countries using a variety of access methods, including Ethernet and Verizon Wireless 4G LTE.

•

Other corporate networking services – Other services primarily include Ethernet access and ring services. Ethernet services allow customers to connect network environments around the world and enable applications and technologies to work seamlessly and with little disruption. Ring services include technologies that help customers handle bandwidth demands while controlling costs.

Advanced communication services primarily include:

•	IP communications - Our IP communications services simplify network management and drive operational efficiencies by enabling the convergence of voice and data traffic on the same access connection.

•

Infrastructure and cloud services – Our infrastructure and cloud services include managed hosting services that provide enterprise customers with data center and network facilities, connectivity, security, architecture and support; data center collocation services that house and protect customers’ critical applications and systems, including several facilities that offer extensive carrier neutral options; application management services that provide customers with comprehensive monitoring and management of applications; and advanced enterprise-class cloud services that provide organizations with the ability to virtualize IT resources such as computing, memory and storage enabling their constituents to produce, consume and share information.

•	M2M Services – Our acquisition of HUGHES Telematics in July 2012 provides a technology platform that can be leveraged to enter multiple M2M markets.

•	Security – We provide integrated solutions to help companies secure their networks and data through the following services:

¡	Security professional services – Security consultants that construct security plans tailored to the needs of our customers;

¡	Governance, risk and compliance – Allows customers to assess risk levels based on current security controls and develop plans to address security-related compliance objectives;

¡	Identity management – Provides identity-based access management for customer data, application, and systems across multiple IT environments;

¡	Managed security – We design, implement, and maintain a secure IT infrastructure for our clients and help them prevent, detect, and report security threats.

•

Other advanced communications services – Other services primarily include: dedicated Internet access, which provides enterprise customers with high-bandwidth dedicated access to Verizon’s global network, unified communications and collaboration capabilities, which enable customers to communicate in real time through VoIP and IP conferencing, and emergency communication services, which allow customers to respond effectively to emergencies while maintaining business continuity.

Core services. Core services include core voice and data services, which consist of a comprehensive portfolio of global solutions utilizing traditional telecommunications technology, such as conferencing and contact center solutions, and private line and data access networks. Core services also include providing customer premise equipment, installation, maintenance and site services. We are continuing to transition customers out of historical core services such as Frame Relay and Asynchronous Transfer Mode (ATM) services.

Global Wholesale

Global Wholesale provides communications services including data, voice, local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers. In 2012, Global Wholesale revenues were $7.2 billion, representing approximately 18% of Wireline’s aggregate revenues. A portion of Global Wholesale revenues is generated by a few large telecommunication companies, most of which compete directly with us.

Global Wholesale provides the following services, which it jointly markets with Verizon’s other business units through Verizon Enterprise Solutions:

•

Data services. We offer a robust portfolio of data services with varying speeds and options to enhance our wholesale customers’ networks and provide connections to their end users and subscribers. Our data services include high-speed digital data offerings, such as Ethernet and Synchronous Optical Network, as well as core data circuits, such as DS1s and DS3s. In addition, data services include special access revenues that are generated from carriers that buy dedicated local exchange capacity to support their private networks.

New Ethernet connectivity in the United States represents the largest data growth opportunity in wholesale, as we pursue our technology upgrade initiative and customers look to the future and higher capacity demands. These customers are also migrating networks from time division multiplexing (TDM) to Ethernet, which will better scale and service the growth of broadband services driven by smartphones, mobile broadband and mobile video. Global Wholesale offers a complete suite of services to support the expansion of 3G networks and 4G networks.

Data services also includes certain value-added business services, which leverage many of the same offerings available in the Global Enterprise portfolio, including:

¡	Managed services – Offers wholesale customers the opportunity to outsource the management of their networks, security, remote access, and web applications to Verizon;

¡

Mobility – Enables wholesale customers to enhance their portfolio to triple-play or quad-play capability by leveraging wireless devices and services offered through Verizon Wireless and packaged and resold under their own carrier brand; and

¡	Security – Provides wholesale customers integrated solutions to help their enterprise end-users secure their networks and data.

•	Voice services. We provide switched access services that allow carriers to complete their end-user calls that originate or terminate within our territory.

•

Local services. We offer an array of local dial tone and broadband services to competitive local exchange carriers, some of which are offered to comply with telecommunications regulations. In addition, we offer services such as collocation, resale and unbundled network elements in compliance with applicable regulations.

Other

Other services include such services as local exchange and long distance services derived from former MCI mass market customers and operator services. In 2012, Other revenues were $0.5 billion, representing approximately 1% of Wireline’s aggregate revenues.

Network

To provide services to our customers, we operate an advanced telecommunications network in the United States and around the world.

FiOS. Our goal is to be the premier broadband and entertainment service provider in our service areas, and we believe network reliability and expanded functionality are key to achieving this goal. As of December 31, 2012, the FiOS network passed over 17.6 million premises. Verizon has extended FiOS to the business market, as Ethernet services have seen significant growth across all lines of business. We leverage our fiber-to-the-premise infrastructure to offer new services to the business community, expanding our coverage and Ethernet and IP WAN services sought by businesses today. We offer Internet speeds up to 300 Mbps utilizing Fiber-to-the-Premise (FTTP) access technologies over fiber optic cables. Our network architecture also provides the flexibility to adapt our facilities more easily to future product development. For example, new optical terminals can be added to the FTTP network providing greater bandwidth and new services without any additional field construction. Field trials have successfully achieved connection speeds of nearly one gigabit per second (Gbps) downstream and upstream, and when a more advanced XG-PON2 technology was connected to the fiber-optic network, connection speeds of 10 Gbps were reached, demonstrating the significant capacity built into the FiOS network.

Global IP. Verizon’s global network encompasses over 830,000 route miles of terrestrial and undersea cable. We have expanded our Virtual Private LAN service to Europe, Asia-Pacific and additional North American locations. This long haul fiber network serves the business community to support and enable far reaching international operations. We have focused on the expansion of our private IP network to serve all key international markets with Quality of Service-aware IP Virtual Private Network managed services. Our Public IP network is now interconnected to our private IP network through Security Gateway platforms that allow business customers to extend the reach of their private virtual networks to ‘off-net’ sites, such as employees’ homes, small branch offices and mobile work forces. We have installed additional private IP edge routers for a total of 1,145 edge routers in 257 sites throughout 66 countries.

Global IP traffic increased in recent years. Verizon’s key build-out efforts in 2012 included network expansion initiatives into Europe, Asia, Africa, and South America, as well as continued deployment of the industry’s first commercial 100G (gigabits per second) technology on U.S. and European backbone routes. More than 12,000 100G Ultra-Long-Haul route miles were added to the global IP backbone in 2012. We expect to further extend our 100G technology in 2013, from our long haul backbone into our metro networks. This expansion will enable us to meet growing demand with higher access speeds, and fully support increases in the use of cloud applications, video distribution services and wireless technologies in the enterprise market.

Fiber-to-the-Cellsite. Our FTTCS Ethernet backhaul initiative is critical to supporting the substantial growth requirements of expanding 3G and 4G LTE wireless data networks nationwide. To support this initiative, over 21,000 total cell site connections have been completed since the start of this program.

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

We believe the following are the most important competitive factors and trends in the wireline industry:

•

Customer service: Customers expect industry-leading service from their service providers. As technologies and services evolve, the ability of a carrier to excel in this area is very important for customer acquisition and retention. In Mass Markets, we compete in this area through our service representatives and online support. In Global Enterprise, we provide our customers with ready access to their system and performance information and we conduct proactive testing of our network to identify minor issues before they affect customers. In the wholesale business, we believe service improvement can be achieved through continued system automation initiatives.

•

Network reliability and bandwidth (speed): As both consumers and small business customers look to leverage high-speed connections for entertainment, communications and productivity, we expect broadband penetration will continue to increase over the next several years. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, we and other network-based providers must ensure that our networks can deliver against these increasing bandwidth requirements. We continue to invest in our network to be able to meet this future demand. In addition, network reliability and security are increasingly important competitive factors in the global enterprise market.

•

Pricing: Cable, telecommunications companies and integrated service providers use pricing to capture market share from incumbents. Pricing is also a significant factor as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, VoIP and portal-based calling is free or nearly free to customers and is often supported by advertising revenues.

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

In addition, wireless substitution is an ongoing competitive trend, which we expect to continue as wireless companies position their service as a landline alternative. We also face increasing competition from cable companies and other providers of VoIP services as well as Internet portal providers.

As a result of the Telecommunications Act of 1996, which requires us to allow potential competitors to purchase our services for resale or access components of our network on an unbundled basis at a prescribed cost, competition in our local exchange markets continues. Our telephone operations generally have been required to sell their services to competitive local exchange carriers at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive are subject to ongoing review and revision by the FCC and state regulators. (See “Regulatory and Competitive Trends” in the 2012 Verizon Annual Report to Shareowners.)

In the global enterprise market, the customer’s need to reduce technical complexity coupled with the growth opportunity created by technology convergence is driving the expansion of the competitive landscape. Major competitors include system integrators, carriers and hardware and software providers. Some of the biggest companies in IT services are either making acquisitions or forging new alliances to be better positioned for a rebound in technology spending. Most new alliances and acquisitions have focused on emerging fields such as cloud computing, software delivery, communication applications and other computing tasks via the network, rather than on in-house machines. Carriers have also utilized acquisitions to make significant inroads into enterprise outsourcing markets that have long been dominated by the major IT outsourcers.

Global Wholesale competes with traditional carriers for long-haul, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this new revenue opportunity.

Patents, Trademarks and Licenses

Verizon owns or has licenses to various patents, copyrights, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, copyrights, domain names, trademarks and service marks to protect our intellectual property rights within the United States and abroad. Verizon also actively grants licenses, in exchange for appropriate fees or other consideration and subject to appropriate safeguards and restrictions, to other companies that enable such companies to utilize certain Verizon intellectual property rights and proprietary technology as part of their products and services. Such licenses enable such third party licensees to take advantage of the results of Verizon’s research and development efforts. While these licenses result in valuable consideration being paid to Verizon, we do not believe that loss of such consideration, or the expiration of any of our intellectual property rights, would have a material effect on our results of operations.

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

Acquisitions and Divestitures

“Acquisitions and Divestitures” on page 44 of the 2012 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Regulatory and Competitive Trends

“Regulatory and Competitive Trends” included in “Other Factors That May Affect Future Results” on pages 45 through 47 of the 2012 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Environmental Matters

“Environmental Matters” included in “Other Factors That May Affect Future Results” on page 47 of the 2012 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for information about our executive officers.

Employees

As of December 31, 2012, Verizon and its subsidiaries had approximately 183,400 employees. Unions represent approximately 29% of our employees. During 2012, we reached agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers on new, three-year contracts that cover approximately 43,000 Wireline employees. These new agreements will expire on August 1, 2015.

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

The following important factors, along with those discussed elsewhere in this report could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies;

•	competition in our markets;

•	material changes in available technology or technology substitution;

•	disruption of our key suppliers’ provisioning of products or services;

•	changes in the regulatory environments in which we operate, including any increase in restrictions on our ability to operate our networks;

•	breaches of network or information technology security, natural disasters, terrorist attacks or significant litigation and any resulting financial impact not covered by insurance;

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

•	material adverse changes in labor matters, including labor negotiations, and any resulting financial and/or operational impact;

•	significant increases in benefit plan costs or lower investments returns on plan assets; and

•	the inability to implement our business strategies.

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

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated the traditional distinctions between wireless, cable, Internet, local and long distance communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, application and device providers, electric utilities, and providers of VoIP services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our services and equipment, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to successfully respond to these competitive challenges, we could lose market share and experience reduced profits.

If we are not able to adapt to changes in technology and address changing consumer demand on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.

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

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict our ability to operate in or provide specified products or services in designated areas and require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are frequently involved in regulatory and non-regulatory governmental proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain appropriate relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful in obtaining the licenses needed to carry out our business plan or maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years that are subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our wireless business, results of operations and financial condition.

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

As the holder of 700 MHz C Block licenses, we are required to comply with certain “open access” regulations that the FCC has imposed on all licensees of 700 MHz C Block spectrum. These rules require us to allow customers to use devices and applications of their choice on the LTE network we are deploying on that spectrum, including those obtained from sources other than us or our distributors or dealers, subject to certain technical limitations established by us. In addition, our broadband Internet access services are subject to certain FCC-imposed “net neutrality” rules, which took effect in November 2011 and are subject to a pending appeal. These rules limit the ways that a broadband Internet access service provider can manage its network and the services it can provide over the network. Given that the scope of the restrictions and many critical terms in the “open access” and “net neutrality” rules are not fully defined and given that the rules create procedural mechanisms for parties to complain of violations, it is reasonable to expect litigation to resolve ambiguities, which could lead to yet further regulation. The regulation of broadband activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our broadband networks.

Cyber attacks or other breaches of network or information technology security could have an adverse effect on our business.

Cyber attacks or other breaches of network or information technology (IT) security may cause equipment failures or disruptions to our operations. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies, including Verizon, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation and damage to our reputation. Further, certain of Verizon’s businesses, including the provisioning of security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks is called into question as a result of a cyber attack. In addition, if we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or IT security, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

Natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, other hostile acts and events beyond our control. Such events could cause significant damage to our infrastructure, resulting in degradation or disruption of service to our customers. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of the suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers. A natural disaster or other event causing significant physical damage could cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations. In addition, these occurrences could result in lost revenues from business interruption as well as damage to our reputation.

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

With approximately 183,400 employees and approximately 205,600 retirees as of December 31, 2012 participating in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors including the continuing implementation of the provisions of the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

A significant portion of our workforce is represented by labor unions and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.

As of December 31, 2012, approximately 29% of our workforce was represented by labor unions. We are currently engaged in contract negotiations with labor unions representing approximately 4,800 Wireline employees, and we will engage in additional negotiations as other labor contracts expire in the future. Depending on the outcome of these negotiations, we could incur additional costs and/or experience lengthy work stoppages, which could adversely affect our business operations, including causing a loss of revenue and strained relationships with customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $210 billion at December 31, 2012 and $216 billion at December 31, 2011, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following:

At December 31,	2012	2011
Network equipment	79.7%	80.9%
Land, buildings and building equipment	11.3%	10.6%
Furniture and other	9.0%	8.5%

	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

At December 31,	2012	2011
Wireline	62.4%	66.0%
Wireless	36.5%	32.8%
Other	1.1%	1.2%

	100.0%	100.0%

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

Item 3. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in the Idearc Inc. bankruptcy proceedings, alleges that Idearc Inc. was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust seeks over $9 billion in damages. Following a two-week trial in October 2012 limited to the question of the value of Idearc Inc. on the date of the spin-off, on January 22, 2013, the Court issued a decision finding that the value was “at least $12 billion.” As $12 billion exceeds the value of the debt and cash that Idearc transferred to Verizon on the date of the spin-off, the Court issued a related Order to Show Cause directing the Litigation Trust to submit a brief that “explains why any (or all) of its legal claims are viable in light of the court’s finding on Idearc’s value.” Briefing of that issue is scheduled to be completed by March 15, 2013.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities, including Verizon Wireless. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. In June 2012, the Litigation Trust filed a Second Amended Complaint that dropped all claims against Verizon Wireless. Verizon filed a motion to dismiss the majority of claims in the Second Amended Complaint and a decision is pending. Discovery in the case is ongoing, with a trial set for May 2013.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. As of December 31, 2012, there were 614,409 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend
		High	Low	Declared
2012	Fourth Quarter	$47.32	$40.51	$.5150
	Third Quarter	46.41	42.18	.5150
	Second Quarter	44.77	36.80	.5000
	First Quarter	40.48	37.07	.5000

2011	Fourth Quarter	$40.25	$35.17	$.5000
	Third Quarter	37.87	32.28	.5000
	Second Quarter	38.74	34.94	.4875
	First Quarter	38.95	33.36	.4875

On February 3, 2011, the Board approved a share buyback program which authorized the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2014. The Board also determined that no additional shares were to be purchased under the previously authorized buyback program. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. The Company may also enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its shares under this authorization. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so, provided the plan is adopted when the Company is not aware of material non-public information.

During the fourth quarter of 2012, Verizon did not repurchase any shares of Verizon common stock. At December 31, 2012, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million. Through February 15, 2013, we purchased approximately 3.50 million shares under this authorization.

For other information required by this item, see the section entitled “Stock Performance Graph” on page 21 of the 2012 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is included in the 2012 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 21, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2012 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 40, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2012 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 41, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2012 Verizon Annual Report to Shareowners on pages 50 through 83, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2012.

There were no changes in the registrant’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2012 Verizon Annual Report to Shareowners on pages 48 and 49 and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Lowell C. McAdam	58	Chairman and Chief Executive Officer	2011
Robert J. Barish	51	Senior Vice President and Controller	2009
Roy H. Chestnutt	53	Executive Vice President – Strategy, Development and Planning	2013
Roger Gurnani	52	Executive Vice President and Chief Information Officer	2010
Daniel S. Mead	59	Executive Vice President and President and Chief Executive Officer – Verizon Wireless Joint Venture	2010
Anthony J. Melone	52	Executive Vice President and Chief Technology Officer	2010
Randal S. Milch	54	Executive Vice President – Public Policy and General Counsel	2008
W. Robert Mudge	53	President – Consumer and Mass Business Markets	2012
Marc C. Reed	54	Executive Vice President and Chief Administrative Officer	2004
Francis J. Shammo	52	Executive Vice President and Chief Financial Officer	2010
John G. Stratton	51	Executive Vice President and President – Verizon Enterprise	2012

Prior to serving as an executive officer, each of the above officers has held high-level managerial positions with the Company or one of its subsidiaries for at least five years, with the exception of Mr. Chestnutt, who has been with the Company since 2011. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

Roy H. Chestnutt is Executive Vice President of Strategy, Development and Planning for Verizon. From the time he joined the Company in 2011 until he was appointed to his current role in January 2013, Mr. Chestnutt was Senior Vice President of Corporate Strategy. Prior to joining Verizon, Mr. Chestnutt served as Corporate Vice President of the Americas at Motorola Networks from June 2010 to June 2011, and from 2006 to 2009, Mr. Chestnutt was Chairman and Chief Executive Officer of Grande Communications Networks (Grande), a facilities-based provider of bundled communications services. Prior to joining Grande, Mr. Chestnutt held a variety of management positions with Sprint-Nextel Corporation, Nextel Communications and AirTouch Communications.

For other information required by this item, see the sections entitled “Election of Directors,” “About Verizon’s Governance Practices,” “About the Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the section entitled “Compensation Discussion and Analysis” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and executive officers and for information with respect to securities authorized for issuance under Verizon’s equity compensation plan, see the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Approval of Performance Goals and Award Limits under Verizon’s 2009 Long-Term Incentive Plan”, respectively in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions and Director independence, see the sections entitled “About Verizon’s Governance Practices” and “About the Board of Directors” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

Page

(1)	Report of Management on Internal Control Over Financial Reporting	*

(2)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	*

(3)	Report of Independent Registered Public Accounting Firm on Financial Statements	*

Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	*
	Consolidated Statements of Comprehensive Income	*
	Consolidated Balance Sheets	*
	Consolidated Statements of Cash Flows	*
	Consolidated Statements of Changes in Equity	*
	Notes to Consolidated Financial Statements	*

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2012. (See Part II.)

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

10a	GTE’s Charitable Awards Program (filed as Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755 and incorporated herein by reference).**

10b	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10c	Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

	10c(i)	Special Performance Stock Unit Agreement (filed as Exhibit 10j(vii) to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**
	10c(ii)	Performance Stock Unit Agreement 2010-12 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

		10c(ii)(a)	Form of Addendum to Performance Stock Unit Agreement (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

	10c(iii)	Restricted Stock Unit Agreement 2010-12 Award Cycle (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

	10c(iv)	Performance Stock Unit Agreement 2011-2013 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference).**

	10c(v)	Restricted Stock Unit Agreement 2011-2013 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference).**

	10c(vi)	Form of 2011 Special Performance Stock Unit Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2011 and incorporated by reference).**

	10c(vii)	Performance Stock Unit Agreement 2012-2014 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference).**

	10c(viii)	Restricted Stock Unit Agreement 2012-2014 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference).**

10d	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10e	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10e(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10f(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10g	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10h

Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10i	fGTE Executive Retiree Life Insurance Plan (filed as Exhibit 10q to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10j	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10k	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10l	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10v to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10m	Description of the Split-Dollar Insurance Arrangements (filed as Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10m(i)	Description of Change to Arrangements (filed as Exhibit 10dd(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10n	NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608 and incorporated herein by reference).**

10o

Amendment to NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10p	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

10q

U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference).

10r

Credit Agreement, dated as of December 19, 2008, among Verizon Wireless and Verizon Wireless Capital LLC, as co-borrowers, Bank of America, N.A., as administrative agent, and the lenders named therein (filed as Exhibit 99 to Form 8-K dated December 19, 2008 and incorporated herein by reference).

10s

Cellco Partnership Amended and Restated Partnership Agreement among the Bell Atlantic Group and the Vodafone Group, dated as of April 3, 2000 (filed August 24, 2000 as Exhibit 10.3 to the Verizon Wireless Inc. Registration Statement on Form S-1 (No. 333-44394) and incorporated herein by reference).

10t

Amendment and Joinder to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 10, 2000 (filed July 10, 2002 as Exhibit 3.3.1 to Cellco Partnership’s Registration Statement on Form S-4 (No. 333-92214) and incorporated herein by reference).

10u

Amendment to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 24, 2003 (filed as Exhibit 3.3.2 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (No. 333-92214) and incorporated herein by reference).

10v

Amendment No. 3 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of February 6, 2004 (filed as Exhibit 3.3.3 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (No. 333-92214) and incorporated herein by reference).

10w

Amendment No. 4 to Cellco Partnership Amended and Restated Partnership Agreement, dated as of July 16, 2010 (filed as Exhibit 3.1 to Cellco Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (No. 333-92214) and incorporated herein by reference).

10x

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

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2012, 2011 and 2010

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)(b)	Deductions Note (c)(d)	Balance at End of Period
Allowance for Uncollectible Accounts Receivable:
Year 2012	$802	$972	$113	$1,246	$641
Year 2011	876	1,026	139	1,239	802
Year 2010	976	1,246	103	1,449	876

Valuation Allowance for Deferred Tax Assets:
Year 2012	$2,376	$120	$38	$493	$2,041
Year 2011	3,421	108	25	1,178	2,376
Year 2010	2,942	675	4	200	3,421

(a)	Allowance for Uncollectible Accounts Receivable primarily includes amounts previously written off which were credited directly to this account when recovered.

(b)	Valuation Allowance for Deferred Tax Assets includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.

(c)	Amounts written off as uncollectible or transferred to other accounts or utilized.

(d)	Reductions to valuation allowances related to deferred tax assets.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Robert J. Barish	Date: February 26, 2013
Robert J. Barish Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Lowell C. McAdam Lowell C. McAdam	Chairman and Chief Executive Officer	February 26, 2013

Principal Financial Officer:

/s/ Francis J. Shammo Francis J. Shammo	Executive Vice President and Chief Financial Officer	February 26, 2013

Principal Accounting Officer:

/s/ Robert J. Barish Robert J. Barish	Senior Vice President and Controller	February 26, 2013

/s/ Richard L. Carrión Richard L. Carrión	Director	February 26, 2013

/s/ Melanie L. Healey Melanie L. Healey	Director	February 26, 2013

/s/ M. Frances Keeth M. Frances Keeth	Director	February 26, 2013

/s/ Robert W. Lane Robert W. Lane	Director	February 26, 2013

/s/ Sandra O. Moose Sandra O. Moose	Director	February 26, 2013

/s/ Joseph Neubauer Joseph Neubauer	Director	February 26, 2013

/s/ Donald T. Nicolaisen Donald T. Nicolaisen	Director	February 26, 2013

/s/ Clarence Otis, Jr Clarence Otis, Jr.	Director	February 26, 2013

/s/ Hugh B. Price Hugh B. Price	Director	February 26, 2013

/s/ Rodney E. Slater Rodney E. Slater	Director	February 26, 2013

/s/ Kathryn A. Tesija Kathryn A. Tesija	Director	February 26, 2013