Form 10-Q
period 2013-03-31
VERIZON COMMUNICATIONS INC
filed 2013-04-25
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

At March 28, 2013, 2,861,117,414 shares of the registrant’s common stock were outstanding, after deducting 106,492,705 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2013	2012

Operating Revenues	$29,420	$28,242

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,932	11,319
Selling, general and administrative expense	8,148	7,700
Depreciation and amortization expense	4,118	4,028

Total Operating Expenses	23,198	23,047

Operating Income	6,222	5,195
Equity in earnings of unconsolidated businesses	(5)	103
Other income and (expense), net	39	19
Interest expense	(537)	(685)

Income Before Provision For Income Taxes	5,719	4,632
Provision for income taxes	(864)	(726)

Net Income	$4,855	$3,906

Net income attributable to noncontrolling interest	$2,903	$2,220
Net income attributable to Verizon	1,952	1,686

Net Income	$4,855	$3,906

Basic Earnings Per Common Share
Net income attributable to Verizon	$.68	$.59
Weighted-average shares outstanding (in millions)	2,866	2,842

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.68	$.59
Weighted-average shares outstanding (in millions)	2,872	2,849

Dividends declared per common share	$0.515	$0.500

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2013	2012

Net Income	$4,855	$3,906
Other comprehensive income, net of taxes
Foreign currency translation adjustments	(148)	104
Unrealized gain (loss) on cash flow hedges	(6)	8
Unrealized gain on marketable securities	11	23
Defined benefit pension and postretirement plans	(36)	(6)

Other comprehensive income (loss) attributable to Verizon	(179)	129
Other comprehensive income (loss) attributable to noncontrolling interest	(12)	3

Total Comprehensive Income	$4,664	$4,038

Comprehensive income attributable to noncontrolling interest	$2,891	$2,223
Comprehensive income attributable to Verizon	1,773	1,815

Total Comprehensive Income	$4,664	$4,038

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2013	At December 31, 2012

Assets
Current assets
Cash and cash equivalents	$5,475	$3,093
Short-term investments	660	470
Accounts receivable, net of allowances of $654 and $641	11,814	12,576
Inventories	798	1,075
Prepaid expenses and other	6,511	4,021

Total current assets	25,258	21,235

Plant, property and equipment	212,082	209,575
Less accumulated depreciation	123,901	120,933

	88,181	88,642

Investments in unconsolidated businesses	3,321	3,401
Wireless licenses	75,645	77,744
Goodwill	24,132	24,139
Other intangible assets, net	5,827	5,933
Other assets	3,822	4,128

Total assets	$226,186	$225,222

Liabilities and Equity
Current liabilities
Debt maturing within one year	$10,888	$4,369
Accounts payable and accrued liabilities	14,030	16,182
Other	6,571	6,405

Total current liabilities	31,489	26,956

Long-term debt	41,993	47,618
Employee benefit obligations	34,048	34,346
Deferred income taxes	24,993	24,677
Other liabilities	6,075	6,092

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,894	37,990
Accumulated deficit	(3,255)	(3,734)
Accumulated other comprehensive income	2,056	2,235
Common stock in treasury, at cost	(3,994)	(4,071)
Deferred compensation – employee stock ownership plans and other	312	440
Noncontrolling interest	54,278	52,376

Total equity	87,588	85,533

Total liabilities and equity	$226,186	$225,222

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2013	2012

Cash Flows from Operating Activities
Net Income	$4,855	$3,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,118	4,028
Employee retirement benefits	295	375
Deferred income taxes	878	656
Provision for uncollectible accounts	260	278
Equity in earnings of unconsolidated businesses, net of dividends received	14	(89)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,491)	(1,580)
Other, net	(1,398)	(1,617)

Net cash provided by operating activities	7,531	5,957

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3,602)	(3,565)
Acquisitions of investments and businesses, net of cash acquired	(21)	(140)
Acquisitions of wireless licenses, net	(117)	(25)
Net change in short-term investments	18	16
Other, net	123	41

Net cash used in investing activities	(3,599)	(3,673)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	500	–
Repayments of long-term borrowings and capital lease obligations	(73)	(1,828)
Increase (decrease) in short-term obligations, excluding current maturities	581	(1,734)
Dividends paid	(1,472)	(1,291)
Proceeds from sale of common stock	56	69
Purchase of common stock for treasury	(153)	–
Special distribution to noncontrolling interest	–	(4,500)
Other, net	(989)	(453)

Net cash used in financing activities	(1,550)	(9,737)

Increase (decrease) in cash and cash equivalents	2,382	(7,453)
Cash and cash equivalents, beginning of period	3,093	13,362

Cash and cash equivalents, end of period	$5,475	$5,909

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2012. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

We have reclassified prior year amounts to conform to the current year presentation.

Recently Adopted Accounting Standards

During the first quarter of 2013, we adopted the accounting standard update regarding testing of intangible assets for impairment. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. The adoption of this standard update did not have an impact on our condensed consolidated financial statements.

During the first quarter of 2013, we adopted the accounting standard update regarding reclassifications out of accumulated other comprehensive income. This standard update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in our condensed consolidated statements of income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. See Note 7 (“Equity and Accumulated Other Comprehensive Income”) for additional details.

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

Earnings Per Common Share

There were a total of approximately 6 million and 7 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2013 and 2012, respectively. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, were not significant for the three months ended March 31, 2013 and 2012, respectively.

2.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2013	$77,744
Capitalized interest on wireless licenses	133
Reclassifications, adjustments and other	(2,232)

Balance at March 31, 2013	$75,645

Reclassifications, adjustments, and other includes $2.3 billion of Wireless licenses that are classified as held for sale and included in Prepaid expenses and other current assets on our condensed consolidated balance sheet at March 31, 2013 as well as the exchange of wireless licenses completed during the three months ended March 31, 2013. See below for additional details.

During the first quarter of 2013, we completed license exchange agreements with T-Mobile USA Inc. (T-Mobile) and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain Advanced Wireless Services (AWS) licenses. These non-cash exchanges include a number of intra-market swaps that will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value and recorded an immaterial gain.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of Federal Communications Commission (FCC) Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T Inc. (AT&T) in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. These transactions are subject to approval by the FCC. As a result of these agreements, $2.3 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other current assets on our condensed consolidated balance sheet at March 31, 2013. When finalized, the sales will result in the completion of the open sale process. We expect to deploy the remaining licenses as necessary to meet our own spectrum needs.

At March 31, 2013, approximately $7.7 billion of Wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Total
Balance at January 1, 2013	$18,172	$5,967	$24,139
Reclassifications, adjustments and other	–	(7)	(7)

Balance at March 31, 2013	$18,172	$5,960	$24,132

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At March 31, 2013			At December 31, 2012

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$3,552	$(2,419)	$1,133	$3,556	$(2,338)	$1,218
Non-network internal-use software (3 to 7 years)	10,682	(6,462)	4,220	10,415	(6,210)	4,205
Other (2 to 25 years)	773	(299)	474	802	(292)	510

Total	$15,007	$(9,180)	$5,827	$14,773	$(8,840)	$5,933

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended March 31,
2013	$386
2012	361

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2013	$1,657
2014	1,282
2015	1,071
2016	822
2017	615

3.	Debt

Changes to debt during the three months ended March 31, 2013 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2013	$4,369	$47,618	$51,987
Proceeds from long-term borrowings	–	500	500
Repayments of long-term borrowings and capital leases obligations	(73)	–	(73)
Increase in short-term obligations, excluding current maturities	581	–	581
Reclassifications of long-term debt	6,008	(6,008)	–
Other	3	(117)	(114)

Balance at March 31, 2013	$10,888	$41,993	$52,881

During March 2013, we issued $0.5 billion aggregate principal amount of floating rate notes due 2015 in a private placement resulting in cash proceeds of approximately $0.5 billion, net of discounts and issuance costs. The proceeds were used for the repayment of commercial paper.

During April 2013, $1.25 billion of 5.25% Verizon Communications Notes matured and were repaid.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of March 31, 2013, $4.3 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2013, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

As of March 31, 2013, the unused borrowing capacity under a $6.2 billion four-year credit facility, maturing on August 12, 2016, with a group of major financial institutions was approximately $6.1 billion.

4.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$338	$–	$–	$338
Fixed income securities	–	322	–	322
Other assets:
Fixed income securities	–	841	–	841
Cross currency swaps and other	–	66	–	66

Total	$338	$1,229	$–	$1,567

Liabilities:
Other liabilities:
Cross currency swaps	$–	$13	$–	$13

Total	$–	$13	$–	$13

(1) quoted prices in active markets for identical assets or liabilities

(2) observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) no observable pricing inputs in the market

Equity securities consist of investments in common stock of domestic and international corporations measured using quoted prices in active markets.

Fixed income securities consist primarily of investments in municipal bonds that do not have quoted prices in active markets. For these securities, we use alternative matrix pricing resulting in these debt securities being classified as Level 2.

Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments. Our derivative instruments are recorded on a gross basis.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three months ended March 31, 2013.

Fair Value of Short-term and Long-term Debt

The fair value of our debt is determined using various methods, including quoted prices for identical terms and maturities, which is a Level 1 measurement, as well as quoted prices for similar terms and maturities in inactive markets and future cash flows discounted at current rates, which are Level 2 measurements. The fair value of our short-term and long-term debt, excluding capital leases, was as follows:

	At March 31, 2013		At December 31, 2012

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$52,598	$59,943	$51,689	$61,552

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

We measure all derivatives, including derivatives embedded in other financial instruments, at fair value and recognize them as either assets or liabilities on our condensed consolidated balance sheets. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in Other comprehensive income and recognized in earnings when the hedged item is recognized in earnings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at March 31, 2013 or December 31, 2012. As of March 31, 2013, the total notional amount of these interest rate swaps was $1.3 billion. During April 2013, these interest rate swaps matured and the impact to our condensed consolidated financial statements was not material.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was not material at March 31, 2013 or December 31, 2012. During the three months ended March 31, 2013 and 2012, a pretax loss of $0.1 billion and a pretax gain of $0.1 billion were recognized in Other comprehensive income, respectively.

5.	Stock-Based Compensation

Verizon Communications Long-Term Incentive Plan

The Verizon Communications Inc. Long-Term Incentive Plan (the Plan) permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. The maximum number of shares available for awards from the Plan is 119.6 million shares.

Restricted Stock Units

The Plan provides for grants of Restricted Stock Units (RSUs) that generally vest at the end of the third year after the grant. The RSUs are classified as equity awards because the RSUs will be paid in Verizon common stock upon vesting. The RSU equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	18,669	39,463
Granted	4,275	6,675
Payments	(7,189)	(22,703)
Cancelled/Forfeited	(35)	(306)

Outstanding, March 31, 2013	15,720	23,129

As of March 31, 2013, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.8 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2013 have a weighted-average grant date fair value of $47.96 per unit.

6.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include pension and benefit related charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates are updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Benefit Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension	Health Care and Life

Three Months Ended March 31,	2013	2012	2013	2012
Service cost	$99	$89	$80	$92
Amortization of prior service cost (credit)	1	(1)	(62)	(9)

Subtotal	100	88	18	83
Expected return on plan assets	(311)	(442)	(36)	(43)
Interest cost	250	362	274	327

Net periodic benefit cost	$39	$8	$256	$367

Severance Payments

During the three months ended March 31, 2013, we paid severance benefits of $0.1 billion. At March 31, 2013, we had a remaining severance liability of $0.9 billion, a portion of which includes future contractual payments to employees separated as of March 31, 2013.

Employer Contributions

During the three months ended March 31, 2013, we contributed $0.4 billion to our other postretirement benefit plans. The contribution to our nonqualified pension plans was not material during the three months ended March 31, 2013. There have been no material changes to the estimated qualified and nonqualified pension contributions in 2013 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

7.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$33,157	$52,376	$85,533

Net income	1,952	2,903	4,855
Other comprehensive loss	(179)	(12)	(191)

Comprehensive income	1,773	2,891	4,664

Contributed capital	(96)	–	(96)
Dividends declared	(1,474)	–	(1,474)
Common stock in treasury	77	–	77
Distributions and other	(127)	(989)	(1,116)

Balance at March 31, 2013	$33,310	$54,278	$87,588

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone Group Plc’s (Vodafone) 45% ownership interest in Verizon Wireless.

Common Stock

During the three months ended March 31, 2013, Verizon purchased approximately 3.5 million shares under our authorized share buyback program for approximately $0.2 billion. At March 31, 2013, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 96.5 million.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2013	$793	$88	$101	$1,253	$2,235
Other comprehensive income (loss)	(148)	(31)	14	–	(165)
Amounts reclassified to net income	–	25	(3)	(36)	(14)

Net other comprehensive income (loss)	(148)	(6)	11	(36)	(179)

Balance at March 31, 2013	$645	$82	$112	$1,217	$2,056

The amounts presented above in net other comprehensive income are net of taxes and noncontrolling interest, which are not significant. For the three months ended March 31, 2013, the amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and sales and Selling, general and administrative expense on our condensed consolidated statement of income. For the three months ended March 31, 2013, all other amounts reclassified to net income in the table above are included in Other income and (expense), net on our condensed consolidated statement of income.

8.	Segment Information

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

Our segments and their principal activities consist of the following:

Segment	Description
Wireless	Wireless’ communications products and services include wireless voice and data services and equipment sales, which are provided to consumer, business and government customers across the United States.

Wireline

Wireline’s voice, data and video communications products and enhanced services include local and long distance voice, broadband Internet access and video, corporate networking solutions, data center and cloud services and security and managed network services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers both in the United States and in over 150 other countries around the world.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2013	2012
External Operating Revenues
Wireless
Retail service	$16,155	$14,872
Other service	557	524

Service revenue	16,712	15,396

Equipment	1,809	1,835
Other	975	1,019

Total Wireless	19,496	18,250

Wireline
Consumer retail	3,590	3,441
Small business	648	659

Mass Markets	4,238	4,100

Strategic services	2,087	1,969
Core	1,660	1,882

Global Enterprise	3,747	3,851

Global Wholesale	1,471	1,592
Other	103	123

Total Wireline	9,559	9,666

Total segments	29,055	27,916
Corporate, eliminations and other	365	326

Total consolidated – reported	$29,420	$28,242

Intersegment Revenues
Wireless	$27	$23
Wireline	271	279

Total segments	298	302
Corporate, eliminations and other	(298)	(302)

Total consolidated – reported	$–	$–

Total Operating Revenues
Wireless	$19,523	$18,273
Wireline	9,830	9,945

Total segments	29,353	28,218
Corporate, eliminations and other	67	24

Total consolidated – reported	$29,420	$28,242

Operating Income
Wireless	$6,418	$5,217
Wireline	13	157

Total segments	6,431	5,374
Reconciling items	(209)	(179)

Total consolidated – reported	$6,222	$5,195

(dollars in millions)	At March 31, 2013	At December 31, 2012
Assets
Wireless	$145,242	$142,485
Wireline	85,746	84,815

Total segments	230,988	227,300
Reconciling items	(4,802)	(2,078)

Total consolidated – reported	$226,186	$225,222

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Total segment operating income	$6,431	$5,374
Corporate, eliminations and other	(209)	(179)

Total consolidated operating income	6,222	5,195

Equity in earnings of unconsolidated businesses	(5)	103
Other income and (expense), net	39	19
Interest expense	(537)	(685)

Income Before Provision For Income Taxes	$5,719	$4,632

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2013 and 2012.

9.	Commitments and Contingencies

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

Verizon is currently involved in approximately 50 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Our offerings, designed to meet customers’ demand for speed, mobility, security and control, include voice, data and video services on our wireless and wireline networks. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 181,900 employees as of March 31, 2013.

In recent years, Verizon has embarked upon a strategic transformation as advances in technology have changed the ways that our customers interact in their personal and professional lives and that businesses operate. To meet the changing needs of our customers and the changing technological landscape, we are focusing our efforts around higher margin and growing areas of our business: wireless data, wireline data and Strategic services, including cloud computing services.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, expand the fiber optic network that supports our wireless and wireline businesses, maintain our wireless and wireline networks and develop and maintain significant advanced database capacity.

In our Wireless business, during the three months ended March 31, 2013 compared to the similar period in 2012, strong revenue growth of 6.8% was driven by connection growth and strong demand for smartphones and Internet data devices. At March 31, 2013, we experienced a 5.9% increase in retail postpaid connections as compared to March 31, 2012, with smartphones representing 61.4% of our retail postpaid phone base at March 31, 2013.

As of April 18, 2013, our fourth-generation (4G) Long-Term Evolution (LTE) network has been deployed in 491 markets. As of the end of the first quarter of 2013, our 4G LTE network covered more than 287 million people throughout the country, representing more than 95% of our third-generation (3G) coverage. We expect to continue to deploy our 4G LTE network during 2013 and by the end of the second quarter we expect our 4G LTE network footprint to effectively match our existing 3G network footprint. Our 4G LTE network provides higher data throughput performance for data services at lower cost compared to those offered by 3G technologies.

In Wireline, during the three months ended March 31, 2013 compared to the similar period in 2012, revenues were positively impacted by higher revenues in Consumer retail driven by FiOS services. FiOS represented approximately 69% of Consumer retail revenue during the three months ended March 31, 2013 compared to approximately 63% during the similar period in 2012. As the FiOS products mature, we continue to seek ways to increase incremental revenue and further realize operating and capital efficiencies as well as maximize profitability. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing a multitude of home services that will eventually be part of the digital grid, including not just entertainment and communications, but also machine-to-machine communications, such as home monitoring, home health care, energy management and utilities management.

Also positively impacting Wireline’s revenues during the three months ended March 31, 2013 was a 6.0% increase in Strategic services revenue, which represented 56% of total Global Enterprise revenues. However, total Global Enterprise and Global Wholesale revenues declined as customers continue to be adversely affected by the economy, resulting in delayed discretionary spending and delayed purchasing decisions. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing.

During the first quarter of 2013, we completed license exchange agreements with T-Mobile USA Inc. (T-Mobile) and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain Advanced Wireless Services (AWS) licenses. These non-cash exchanges include a number of intra-market swaps that will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value and recorded an immaterial gain.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of Federal Communications Commission (FCC) Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T Inc. (AT&T) in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. These transactions are subject to approval by the FCC. As a result of these agreements, $2.3 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other current assets on our condensed consolidated balance sheet at March 31, 2013. When finalized, the sales will result in the completion of the open sale process. We expect to deploy the remaining licenses as necessary to meet our own spectrum needs.

Investing in innovative technology like wireless networks, high-speed fiber and cloud services has positioned Verizon at the center of the growth trends of the future. By investing in our own capabilities, we are also investing in the markets we serve by making sure our communities have an efficient, reliable infrastructure for competing in the information economy. We are committed to putting our customers first and being a responsible member of our communities. Guided by this commitment and by our core values of integrity, respect, performance excellence and accountability, we believe we are well-positioned to produce a long-term return for our shareowners, create meaningful work for ourselves and provide something of lasting value for society.

Trends

There have been no significant changes to the information related to trends affecting our business that was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 except to the extent described above.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items of a non-operational nature that are not included in our segment results. We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. In “Segment Results of Operations,” we review the performance of our two reportable segments.

Corporate, eliminations and other includes unallocated corporate expenses such as certain pension and other employee benefit related costs, intersegment eliminations recorded in consolidation, the results of other businesses such as our investments in unconsolidated businesses, lease financing and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period.

Consolidated Revenues

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Wireless
Service revenue	$16,728	$15,410	$1,318	8.6%
Equipment and other	2,795	2,863	(68)	(2.4)

Total	19,523	18,273	1,250	6.8
Wireline
Mass Markets	4,240	4,103	137	3.3
Global Enterprise	3,753	3,852	(99)	(2.6)
Global Wholesale	1,727	1,861	(134)	(7.2)
Other	110	129	(19)	(14.7)

Total	9,830	9,945	(115)	(1.2)
Corporate, eliminations and other	67	24	43	nm

Consolidated Revenues	$29,420	$28,242	$1,178	4.2

nm – not meaningful

The increase in consolidated revenue during the three months ended March 31, 2013 compared to the similar period in 2012 was primarily due to higher revenues at Wireless, as well as higher Mass Markets revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise at our Wireline segment. Partially offsetting these increases were lower Global Enterprise Core and Global Wholesale revenues at our Wireline segment.

Wireless’ revenues increased during the three months ended March 31, 2013 compared to the similar period in 2012 due to growth in service revenue. Service revenue increased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections of 5.2 million, as well as the continued increase in penetration of smartphones. Retail postpaid connections per account increased during the three months ended March 31, 2013 compared to the similar period in 2012, primarily due to the increased use of tablets and other Internet devices. During the three months ended March 31, 2013, retail postpaid connection net additions increased compared to the similar period in 2012 primarily due to an increase in retail postpaid connection gross additions, partially offset by an increase in our retail postpaid connection churn rate.

Wireline’s revenues decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily driven by declines in Global Enterprise Core and Global Wholesale, partially offset by higher Mass Markets revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets revenues increased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to the expansion of FiOS services (Voice, Internet and Video) as well as changes in our pricing strategies adopted in the third quarter of 2012, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to a decline in Core customer premise equipment revenues and lower local services and traditional circuit-based revenues. This decrease was partially offset by higher Strategic services revenues, primarily due to growth in advanced services, such as IP communications, contact center solutions and our cloud and data center offerings.

Global Wholesale revenues decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to a decline in traditional voice revenues as a result of decreased minutes of use (MOUs) and a decline in domestic wholesale connections, partially offset by continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migrations from other core customers.

Other revenues decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to reduced volumes outside of our network footprint.

Consolidated Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Cost of services and sales	$10,932	$11,319	$(387)	(3.4)%
Selling, general and administrative expense	8,148	7,700	448	5.8
Depreciation and amortization expense	4,118	4,028	90	2.2

Consolidated Operating Expenses	$23,198	$23,047	$151	0.7

Cost of Services and Sales

Cost of services and sales decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to decreases in cost of equipment sales, network connection costs and costs for data services at our Wireless segment, as well as decreases in costs related to customer premise equipment, a favorable change in the Universal Service Fund rate and a decline in access costs at our Wireline segment. Partially offsetting these decreases were increases in costs of network services and data roaming at our Wireless segment and increased content costs associated with continued FiOS subscriber growth and vendor rate increases at our Wireline segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to higher sales commission expense at our Wireless segment as well as higher transaction and property tax expenses at our Wireline segment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2013 compared to the similar period in 2012, primarily due to an increase in net depreciable assets at our Wireless segment and higher amortization expense related to patents and non-network software at our Wireline segment. These increases were partially offset by a decline in net depreciable assets at our Wireline segment.

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

Operating expenses include pension and benefit related charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates will be updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains/losses.

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

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Consolidated Operating Income	$6,222	$5,195
Add Depreciation and amortization expense	4,118	4,028

Consolidated EBITDA	$10,340	$9,223

The changes in the table above during the three months ended March 31, 2013 compared to the similar period in 2012 were a result of the factors described in connection with operating revenues and operating expenses above.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased $108 million during the three months ended March 31, 2013 compared to the similar period in 2012. The decrease during the period was primarily due to lower earnings from operations at Vodafone Omnitel N.V. and the purchase of previously unconsolidated wireless partnerships.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Interest income	$13	$15	$(2)	(13.3)%
Foreign exchange gains (losses), net	17	(2)	19	nm
Other, net	9	6	3	50.0

Total	$39	$19	$20	nm

nm – not meaningful

Interest Expense

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Total interest costs on debt balances	$714	$753	$(39)	(5.2)%
Less capitalized interest costs	177	68	109	nm

Total	$537	$685	$(148)	(21.6)

Average debt outstanding	$52,623	$52,641
Effective interest rate	5.4%	5.7%

nm – not meaningful

Total interest costs on debt balances decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to a lower effective interest rate (see “Consolidated Financial Condition”). Capitalized interest costs were higher in 2013 primarily due to increases in wireless licenses that are currently under development.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Provision for income taxes	$864	$726	$138	19.0%
Effective income tax rate	15.1%	15.7%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective income tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 15.6 and 14.4 percentage points lower during the three months ended March 31, 2013 and 2012, respectively.

The increase in the Provision for income taxes during the three months ended March 31, 2013 compared to the similar period in 2012 is primarily due to higher income before income taxes as well as lower tax benefits related to income tax examinations in the current period. The effective income tax rate for the three months ended March 31, 2013 compared to the similar period in 2012 decreased primarily due to higher earnings attributable to Vodafone’s noncontrolling interest in the Verizon Wireless Partnership in the current period, partially offset by higher tax benefits related to income tax examinations in the prior period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $2.8 billion at March 31, 2013 and $2.9 billion at December 31, 2012. Interest and penalties related to unrecognized tax benefits were $0.4 billion (after-tax) at March 31, 2013 and December 31, 2012. The decrease in unrecognized tax benefits was primarily due to the favorable resolution of tax litigation in Canada partially offset by an increase in unrecognized tax benefits related to Italian withholding tax.

As a large taxpayer, we are under audit by the Internal Revenue Service (IRS) and multiple state and foreign jurisdictions for various open tax years. The IRS is currently examining the Company’s U.S. income tax returns for tax years 2007-2009. Significant tax examinations are ongoing in Italy and New York City for tax years as early as 2000. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount in the next twelve months. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Net income attributable to noncontrolling interest	$2,903	$2,220	$683	30.8%

The increase in Net income attributable to noncontrolling interest during the three months ended March 31, 2013 compared to the similar period in 2012 was due to higher earnings in our Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

Segment Results of Operations

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

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

Wireless Segment EBITDA service margin, also presented below, is calculated by dividing Wireless Segment EBITDA by Wireless service revenues. Wireless Segment EBITDA service margin utilizes service revenues rather than total revenues. Service revenues primarily exclude equipment revenues in order to reflect the impact of providing service to the wireless customer base on an ongoing basis. Wireline EBITDA margin is calculated by dividing Wireline EBITDA by total Wireline revenues.

Wireless

Our Wireless segment is primarily comprised of Cellco Partnership doing business as Verizon Wireless. Cellco Partnership is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone. Verizon owns a controlling 55% interest in Verizon Wireless and Vodafone owns the remaining 45%. Verizon Wireless provides wireless communications services across one of the most extensive wireless networks in the United States.

We provide these services and equipment sales to consumer, business and government customers in the United States on a postpaid and prepaid basis. Postpaid connections represent individual lines of service for which a customer is billed in advance a monthly access charge in return for a monthly network service allowance, and usage beyond the allowances is billed monthly in arrears. Our prepaid service enables individuals to obtain wireless services without a long-term contract or credit verification by paying for all services in advance.

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,
(dollars in millions, except ARPA)	2013	2012	Increase/(Decrease)
Retail service	$16,169	$14,886	$1,283	8.6%
Other service	559	524	35	6.7

Service revenue	16,728	15,410	1,318	8.6
Equipment and other	2,795	2,863	(68)	(2.4)

Total Operating Revenues	$19,523	$18,273	$1,250	6.8

Connections (‘000):(1)
Retail connections	98,930	92,988	5,942	6.4
Retail postpaid connections	93,186	87,963	5,223	5.9

Net additions in period (‘000):(2)
Retail connections	720	734	(14)	(1.9)
Retail postpaid connections	677	501	176	35.1

Churn Rate:
Retail connections	1.30%	1.24%
Retail postpaid connections	1.01%	0.96%

Account Statistics:
Retail postpaid ARPA	$150.27	$140.58	$9.69	6.9
Retail postpaid accounts (‘000)(1)	34,943	34,569	374	1.1
Retail postpaid connections per account(1)	2.67	2.54	0.13	5.1

(1) As of end of period

(2) Excluding acquisitions and adjustments

The increase in Wireless’ total operating revenues during the three months ended March 31, 2013 compared to the similar period in 2012 was the result of growth in service revenue.

Accounts and Connections

Retail (non-wholesale) postpaid accounts represent retail customers under contract with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Accounts include single connection plans, family plans, Share Everything plans and corporate accounts. A single account may receive monthly wireless services for a variety of connected devices. Retail connections represent our retail customer device connections. Churn is the rate at which service to a connection is terminated.

Retail connections under an account may include: smartphones, basic phones, Home Phone Connect, Home Fusion, tablets, and other Internet devices. We expect to continue to experience retail connection growth based on the strength of our product offerings and network service quality. Retail postpaid connection net additions increased during the three months ended March 31, 2013 compared to the similar period in 2012, primarily due to an increase in retail postpaid connection gross additions, partially offset by an increase in our retail postpaid connection churn rate. Higher retail postpaid connection gross additions were driven by gross additions of smartphones as well as tablets and other Internet devices which reflect the launch of our Share Everything plans in the middle of 2012 coupled with new device introductions.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the average number of retail postpaid accounts in the period. Retail postpaid connections per account increased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to the increased use of tablets and other Internet devices.

Service Revenue

Service revenue increased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections of 5.2 million, as well as the continued increase in penetration of smartphones. The penetration of smartphones was positively impacted by an increasing percentage of smartphones activated by new customers as well as existing customers migrating from basic phones to smartphones. Increased smartphone penetration also contributed to the increase in our retail postpaid ARPA (the average revenue per account from retail postpaid accounts).

The increase in retail postpaid ARPA during the three months ended March 31, 2013 compared to the similar period in 2012 was primarily driven by increases in smartphone penetration and retail postpaid connections per account. During the three months ended March 31, 2013 we experienced a 5.1% increase in retail postpaid connections per account compared to the similar period in 2012, with smartphones representing 61.4% of our retail postpaid phone base as of March 31, 2013 compared to 46.8% as of March 31, 2012. The increased penetration in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 9.6% of our retail postpaid connection base as of March 31, 2013 compared to 8.3% as of March 31, 2012, primarily due to activations of tablets and JetpacksTM.

Other service revenue increased during the three months ended March 31, 2013 compared to the similar period in 2012 due to growth in wholesale connections, partially offset by a decrease in revenue related to third party roaming.

Equipment and Other Revenue

Equipment and other revenue decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to a decline in equipment sales and regulatory fees, partially offset by revenue related to upgrade fees.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Cost of services and sales	$5,651	$5,910	$(259)	(4.4)%
Selling, general and administrative expense	5,448	5,228	220	4.2
Depreciation and amortization expense	2,006	1,918	88	4.6

Total Operating Expenses	$13,105	$13,056	$49	0.4

Cost of Services and Sales

Cost of services and sales decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to a $0.2 billion decrease in cost of equipment sales, a decrease in network connection costs due to the ongoing deployment of Ethernet backhaul facilities primarily targeted at sites upgrading to 4G LTE, and a decrease in cost for data services. This decrease was partially offset by the increased cost of network services and increased data roaming.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to higher sales commission expense in our indirect channel, partially offset by lower costs associated with regulatory fees. Indirect sales commission expense increased $0.3 billion during the three months ended March 31, 2013 compared to the similar period in 2012 primarily as a result of an increase in the average commission per unit, as the mix of units continues to shift toward higher-priced smartphones and more customers activate data services.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2013 compared to the similar period in 2012, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Segment Operating Income	$6,418	$5,217	$1,201	23.0%
Add Depreciation and amortization expense	2,006	1,918	88	4.6

Segment EBITDA	$8,424	$7,135	$1,289	18.1

Segment operating income margin	32.9%	28.6%
Segment EBITDA service margin	50.4%	46.3%

The changes in the table above during the three months ended March 31, 2013 compared to the similar period in 2012 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Consumer retail	$3,589	$3,441	$148	4.3%
Small business	651	662	(11)	(1.7)

Mass Markets	4,240	4,103	137	3.3

Strategic services	2,087	1,969	118	6.0
Core	1,666	1,883	(217)	(11.5)

Global Enterprise	3,753	3,852	(99)	(2.6)

Global Wholesale	1,727	1,861	(134)	(7.2)
Other	110	129	(19)	(14.7)

Total Operating Revenues	$9,830	$9,945	$(115)	(1.2)

Connections (‘000):(1)
Total voice connections	22,191	23,700	(1,509)	(6.4)

Total Broadband connections	8,894	8,774	120	1.4
FiOS Internet subscribers	5,612	5,010	602	12.0
FiOS Video subscribers	4,895	4,353	542	12.5

(1) As of end of period

Wireline’s revenues decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily driven by declines in Global Enterprise Core, Global Wholesale and Other revenues, partially offset by higher Consumer retail revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access) and long distance (including regional toll) voice services, as well as broadband services (including high-speed Internet, FiOS Internet and FiOS Video) to Consumer retail and Small business subscribers.

Mass Markets revenues increased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to the expansion of FiOS services (Voice, Internet and Video) as well as changes in our pricing strategies adopted in the third quarter of 2012, partially offset by the continued decline of local exchange revenues.

We have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas during the three months ended March 31, 2013. As of March 31, 2013, we achieved penetration rates of 38.2% and 34.1% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 36.4% and 32.3% for FiOS Internet and FiOS Video, respectively, at March 31, 2012.

During the three months ended March 31, 2013, Mass Markets revenues were negatively impacted by the decline of local exchange revenues primarily due to a 5.6% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, VoIP (voice over internet protocol), broadband and cable services. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. There was also a decline in Small business retail voice connections, primarily reflecting competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers Strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to a decline in Core customer premise equipment revenues and lower local services and traditional circuit-based revenues. Core services, which consist of traditional circuit-based services such as frame relay, private line and Asynchronous Transfer Mode services, declined compared to the similar period last year as our customer base continued to migrate to next generation IP services. The decline in customer premise equipment revenues reflects our focus on improving margins by continuing to de-emphasize sales of equipment that are not part of an overall enterprise solutions bundle. This decrease was partially offset by higher Strategic services revenues. Strategic services revenues increased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to growth in advanced services, such as IP communications, contact center solutions and our cloud and data center offerings.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased during the three months ended March 31, 2013 compared to the similar period in 2012 primarily due to a decline in traditional voice revenues as a result of decreased MOUs and a 6.0% decline in domestic wholesale connections. The traditional voice product reductions are primarily due to the continued impact of competitors de-emphasizing their local market initiatives coupled with the impact of technology substitution. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition. Partially offsetting the overall decrease in wholesale revenue was a continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migrations from other core customers. As a result of the customer upgrades, the number of core data circuits experienced a 7.5% decline as compared to the similar period in 2012.

Other

Other revenues include such services as local exchange and long distance services outside of our network footprint and operator services which are no longer being marketed. The decrease in revenues from other services during the three months ended March 31, 2013 compared to the similar period in 2012 was primarily due to reduced volumes outside of our network footprint.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Cost of services and sales	$5,457	$5,572	$(115)	(2.1)%
Selling, general and administrative expense	2,265	2,126	139	6.5
Depreciation and amortization expense	2,095	2,090	5	0.2

Total Operating Expenses	$9,817	$9,788	$29	0.3

Cost of Services and Sales

During the three months ended March 31, 2013, Cost of services and sales decreased compared to the similar period in 2012 primarily due to a decrease in costs related to customer premise equipment which reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle, a favorable change in the Universal Service Fund rate, a decline in access costs resulting primarily from declines in overall wholesale long distance volumes and the net impact of storm-related insurance recoveries. These decreases were partially offset by higher content costs associated with continued FiOS subscriber growth and vendor rate increases.

Selling, General and Administrative Expense

During the three months ended March 31, 2013, Selling, general and administrative expense increased compared to the similar period in 2012 primarily due to higher transaction and property tax expenses.

Depreciation and Amortization Expense

During the three months ended March 31, 2013, Depreciation and amortization expense increased compared to the similar period in 2012 due to an increase in amortization expense related to patents and non-network software. This increase was partially offset by a decrease in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Increase/(Decrease)
Segment Operating Income	$13	$157	$(144)	(91.7)%
Add Depreciation and amortization expense	2,095	2,090	5	0.2

Segment EBITDA	$2,108	$2,247	$(139)	(6.2)

Segment operating income margin	0.1%	1.6%
Segment EBITDA margin	21.4%	22.6%

The changes in the table above during the three months ended March 31, 2013 compared to the similar period in 2012 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Cash Flows Provided By (Used In)
Operating activities	$7,531	$5,957	$1,574
Investing activities	(3,599)	(3,673)	74
Financing activities	(1,550)	(9,737)	8,187

Increase (Decrease) In Cash and Cash Equivalents	$2,382	$(7,453)	$9,835

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

The volatility in world debt and equity markets has not had a significant impact on our ability to access external financing. Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. As of March 31, 2013, we had available for issuance under our current shelf registration statement unsecured debt or equity securities with an aggregate offering price of up to $5.5 billion. We may also issue short-term debt through an active commercial paper program and have a $6.2 billion credit facility to support such commercial paper issuances.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the three months ended March 31, 2013 increased by $1.6 billion compared to the similar period in 2012 primarily due to higher consolidated earnings, and to a lesser extent, lower pension contributions.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012

Wireless	$1,992	$1,885
Wireline	1,434	1,537
Other	176	143

	$3,602	$3,565

Total as a percentage of revenue	12.2%	12.6%

The increase in capital expenditures during the three months ended March 31, 2013 compared to the similar period in 2012 was primarily due to the continued build-out of our 4G LTE network, partially offset by lower capital expenditures at Wireline.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2013 and 2012, net cash used in financing activities was $1.6 billion and $9.7 billion, respectively.

During March 2013, we issued $0.5 billion aggregate principal amount of floating rate notes due 2015 in a private placement resulting in cash proceeds of approximately $0.5 billion, net of discounts and issuance costs. The proceeds were used for the repayment of commercial paper.

During April 2013, $1.25 billion of 5.25% Verizon Communications Notes matured and were repaid.

Credit Facility and Shelf Registration

As of March 31, 2013, the unused borrowing capacity under a $6.2 billion four-year credit facility, maturing on August 12, 2016, with a group of major financial institutions was approximately $6.1 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

As of March 31, 2013, we had available for issuance under our current shelf registration statement unsecured debt or equity securities with an aggregate offering price of up to $5.5 billion.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the three months ended March 31, 2013 and 2012, we paid $1.5 billion and $1.3 billion in dividends, respectively.

Common Stock

During the three months ended March 31, 2013, we repurchased $0.2 billion of our common stock as part of our previously announced share buyback program.

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

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2013 totaled $5.5 billion, a $2.4 billion increase compared to Cash and cash equivalents at December 31, 2012 for the reasons discussed above.

As of March 31, 2013, Wireless cash and cash equivalents and debt outstanding totaled $3.9 billion and $10.0 billion, respectively. As of December 31, 2012, Wireless cash and cash equivalents and debt outstanding totaled $0.8 billion and $10.1 billion, respectively.

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

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Net cash provided by operating activities	$7,531	$5,957	$1,574
Less Capital expenditures (including capitalized software)	3,602	3,565	37

Free cash flow	$3,929	$2,392	$1,537

The change in Free cash flow during the three months ended March 31, 2013 compared to the similar period in 2012 was a result of the factors described in connection with Net cash provided by operating activities and Capital expenditures above.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At March 31, 2013, our primary translation exposure was to the British Pound Sterling, the Euro, the Indian Rupee, the Australian Dollar and the Japanese Yen.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2013, substantially all of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, that is not material. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income was reclassified to Other income and (expense), net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was not material at March 31, 2013 or December 31, 2012. During the three months ended March 31, 2013 and 2012, a pretax loss of $0.1 billion and a pretax gain of $0.1 billion were recognized in Other comprehensive income, respectively.

Wireless License Transactions

During the first quarter of 2013, we completed license exchange agreements with T-Mobile and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain AWS licenses. These non-cash exchanges include a number of intra-market swaps that will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value and recorded an immaterial gain.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of FCC Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. These transactions are subject to approval by the FCC. As a result of these agreements, $2.3 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other current assets on our condensed consolidated balance sheet at March 31, 2013. When finalized, the sales will result in the completion of the open sale process. We expect to deploy the remaining licenses as necessary to meet our own spectrum needs.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•

changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the registrant’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in the Idearc Inc. bankruptcy proceedings, alleges that Idearc Inc. was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust seeks over $9 billion in damages. Following a two-week trial in October 2012 limited to the question of the value of Idearc Inc. on the date of the spin-off, on January 22, 2013, the Court issued a decision finding that the value was “at least $12 billion.” As $12 billion exceeds the value of the debt and cash that Idearc transferred to Verizon on the date of the spin-off, the Court issued a related Order to Show Cause directing the Litigation Trust to submit a brief that “explains why any (or all) of its legal claims are viable in light of the court’s finding on Idearc’s value.” Briefing of that issue has been completed and a decision is pending.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. At the close of discovery in February 2012, Verizon filed a summary judgment motion. At a hearing in April 2013, the judge originally assigned to the case recused himself due to a conflict of interest. The case was reassigned to a new judge who will set a schedule for pending motions and for trial.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases of Verizon’s common stock during the three months ended March 31, 2013 by Verizon or any “affiliated purchaser” of Verizon, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	1,175,000	$42.65	1,175,000	98,825,000
February	2,325,000	44.18	2,325,000	96,500,000
March	–	–	–	96,500,000

	3,500,000		3,500,000	96,500,000

On February 3, 2011, the Board of Directors approved a share buyback program which authorized the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2014. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. This share buyback program replaced a share buyback program that was previously approved by the Board on February 7, 2008.

Item 6. Exhibits

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan-Performance Stock Unit Agreement 2013-15 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan-Restricted Stock Unit Agreement 2013-15 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 25, 2013	By	/s/ Robert J. Barish
Robert J. Barish
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan-Performance Stock Unit Agreement 2013-15 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan-Restricted Stock Unit Agreement 2013-15 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.