Form 10-Q
period 2013-06-30
VERIZON COMMUNICATIONS INC
filed 2013-07-25
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

At June 28, 2013, 2,861,646,254 shares of the registrant’s common stock were outstanding, after deducting 105,963,865 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2013	2012	2013	2012

Operating Revenues	$29,786	$28,552	$59,206	$56,794

Operating Expenses
Cost of services and sales (exclusive of items shown below)	11,033	10,896	21,965	22,215
Selling, general and administrative expense	8,047	7,877	16,195	15,577
Depreciation and amortization expense	4,151	4,128	8,269	8,156

Total Operating Expenses	23,231	22,901	46,429	45,948

Operating Income	6,555	5,651	12,777	10,846
Equity in earnings of unconsolidated businesses	120	72	115	175
Other income, net	25	34	64	53
Interest expense	(514)	(679)	(1,051)	(1,364)

Income Before Provision For Income Taxes	6,186	5,078	11,905	9,710
Provision for income taxes	(988)	(793)	(1,852)	(1,519)

Net Income	$5,198	$4,285	$10,053	$8,191

Net income attributable to noncontrolling interests	$2,952	$2,460	$5,855	$4,680
Net income attributable to Verizon	2,246	1,825	4,198	3,511

Net Income	$5,198	$4,285	$10,053	$8,191

Basic Earnings Per Common Share
Net income attributable to Verizon	$.78	$.64	$1.46	$1.23
Weighted-average shares outstanding (in millions)	2,865	2,849	2,866	2,846

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.78	$.64	$1.46	$1.23
Weighted-average shares outstanding (in millions)	2,872	2,858	2,873	2,854

Dividends declared per common share	$0.515	$0.500	$1.030	$1.000

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions) (unaudited)	2013	2012	2013	2012

Net Income	$5,198	$4,285	$10,053	$8,191
Other comprehensive income, net of taxes
Foreign currency translation adjustments	12	(195)	(136)	(91)
Unrealized loss on cash flow hedges	(12)	(41)	(18)	(33)
Unrealized gain (loss) on marketable securities	(26)	(10)	(15)	13
Defined benefit pension and postretirement plans	(36)	(5)	(72)	(11)

Other comprehensive loss attributable to Verizon	(62)	(251)	(241)	(122)
Other comprehensive loss attributable to noncontrolling interests	(3)	(8)	(15)	(5)

Total Comprehensive Income	$5,133	$4,026	$9,797	$8,064

Comprehensive income attributable to noncontrolling interests	$2,949	$2,452	$5,840	$4,675
Comprehensive income attributable to Verizon	2,184	1,574	3,957	3,389

Total Comprehensive Income	$5,133	$4,026	$9,797	$8,064

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2013	At December 31, 2012

Assets
Current assets
Cash and cash equivalents	$1,788	$3,093
Short-term investments	618	470
Accounts receivable, net of allowances of $661 and $641	12,216	12,576
Inventories	1,040	1,075
Prepaid expenses and other	6,295	4,021

Total current assets	21,957	21,235

Plant, property and equipment	215,224	209,575
Less accumulated depreciation	126,892	120,933

	88,332	88,642

Investments in unconsolidated businesses	3,319	3,401
Wireless licenses	75,825	77,744
Goodwill	24,336	24,139
Other intangible assets, net	5,776	5,933
Other assets	3,801	4,128

Total assets	$223,346	$225,222

Liabilities and Equity
Current liabilities
Debt maturing within one year	$7,961	$4,369
Accounts payable and accrued liabilities	14,671	16,182
Other	6,559	6,405

Total current liabilities	29,191	26,956

Long-term debt	41,791	47,618
Employee benefit obligations	33,835	34,346
Deferred income taxes	25,696	24,677
Other liabilities	5,677	6,092

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,895	37,990
Accumulated deficit	(2,483)	(3,734)
Accumulated other comprehensive income	1,994	2,235
Common stock in treasury, at cost	(3,974)	(4,071)
Deferred compensation – employee stock ownership plans and other	332	440
Noncontrolling interests	53,095	52,376

Total equity	87,156	85,533

Total liabilities and equity	$223,346	$225,222

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2013	2012

Cash Flows from Operating Activities
Net Income	$10,053	$8,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,269	8,156
Employee retirement benefits	354	751
Deferred income taxes	1,812	1,237
Provision for uncollectible accounts	507	521
Equity in earnings of unconsolidated businesses, net of dividends received	(95)	(149)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,660)	(1,136)
Other, net	(2,092)	(2,300)

Net cash provided by operating activities	17,148	15,271

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,616)	(7,430)
Acquisitions of investments and businesses, net of cash acquired	(76)	(203)
Acquisitions of wireless licenses, net	(264)	(33)
Net change in short-term investments	(21)	21
Other, net	142	61

Net cash used in investing activities	(7,835)	(7,584)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	499	–
Repayments of long-term borrowings and capital lease obligations	(2,330)	(1,891)
Decrease in short-term obligations, excluding current maturities	(432)	(887)
Dividends paid	(2,946)	(2,587)
Proceeds from sale of common stock	74	210
Purchase of common stock for treasury	(153)	–
Special distribution to noncontrolling interest	(3,150)	(4,500)
Other, net	(2,180)	(1,393)

Net cash used in financing activities	(10,618)	(11,048)

Decrease in cash and cash equivalents	(1,305)	(3,361)
Cash and cash equivalents, beginning of period	3,093	13,362

Cash and cash equivalents, end of period	$1,788	$10,001

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

Earnings Per Common Share

There were a total of approximately 7 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2013, respectively. There were a total of approximately 9 million and 8 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2012, respectively. There were no outstanding options to purchase shares that would have been anti-dilutive for the three months ended June 30, 2013. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period were not significant for the six months ended June 30, 2013 and the three and six months ended June 30, 2012, respectively.

2.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2013	$77,744
Acquisitions	43
Capitalized interest on wireless licenses	275
Reclassifications, adjustments and other	(2,237)

Balance at June 30, 2013	$75,825

Reclassifications, adjustments and other includes $2.3 billion of Wireless licenses that are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheet at June 30, 2013 as well as the exchange of wireless licenses completed during the first quarter of 2013. See below for additional details.

During the first quarter of 2013, we completed license exchange transactions with T-Mobile USA Inc. (T-Mobile) and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain Advanced Wireless Services (AWS) licenses. These non-cash exchanges include a number of intra-market swaps that will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value and recorded an immaterial gain.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of Federal Communications Commission (FCC) Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T Inc. (AT&T) in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. These transactions are subject to approval by the FCC. As a result of these agreements, $2.3 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheet at June 30, 2013. When finalized, the sales will complete the open sale process. We expect to deploy the remaining licenses as necessary to meet our own spectrum needs.

At June 30, 2013, approximately $7.7 billion of Wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Total
Balance at January 1, 2013	$18,172	$5,967	$24,139
Acquisitions	203	–	203
Reclassifications, adjustments and other	–	(6)	(6)

Balance at June 30, 2013	$18,375	$5,961	$24,336

The increase in Goodwill at June 30, 2013 was recorded by Verizon Wireless upon obtaining control of previously unconsolidated wireless partnerships, which were previously accounted for under the equity method and are now consolidated. This resulted in an immaterial gain recorded during the three and six months ended June 30, 2013.

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At June 30, 2013			At December 31, 2012

(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Customer lists (6 to 13 years)	$3,595	$(2,504)	$1,091	$3,556	$(2,338)	$1,218
Non-network internal-use software (3 to 7 years)	11,015	(6,734)	4,281	10,415	(6,210)	4,205
Other (2 to 25 years)	742	(338)	404	802	(292)	510

Total	$15,352	$(9,576)	$5,776	$14,773	$(8,840)	$5,933

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2013	$ 399	$ 785
2012	367	728

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2013	$ 1,557
2014	1,333
2015	1,122
2016	872
2017	664

3.	Debt

Changes to debt during the six months ended June 30, 2013 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2013	$4,369	$47,618	$51,987
Proceeds from long-term borrowings	–	499	499
Repayments of long-term borrowings and capital leases obligations	(2,080)	(250)	(2,330)
Decrease in short-term obligations, excluding current maturities	(432)	–	(432)
Reclassifications of long-term debt	6,021	(6,021)	–
Other	83	(55)	28

Balance at June 30, 2013	$7,961	$41,791	$49,752

During March 2013, we issued $0.5 billion aggregate principal amount of floating rate notes due 2015 in a private placement resulting in cash proceeds of approximately $0.5 billion, net of discounts and issuance costs. The proceeds were used for the repayment of commercial paper.

During April 2013, $1.25 billion of 5.25% Verizon Communications Notes matured and were repaid. During May 2013, $0.1 billion of 7.0% Verizon New York Inc. Debentures matured and were repaid. During June 2013, $0.5 billion of 4.375% Verizon Communications Notes and $0.1 billion of 7.0% Verizon New York Inc. Debentures matured and were repaid. In addition, during June 2013, we redeemed $0.25 billion of 7.15% Verizon Maryland LLC Debentures at a redemption price of 100% of the principal amount of the debentures.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of June 30, 2013, $3.8 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2013, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Credit Facility

As of June 30, 2013, the unused borrowing capacity under a $6.2 billion four-year credit facility, maturing on August 12, 2016, with a group of major financial institutions was approximately $6.1 billion.

4.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$333	$–	$–	$333
Fixed income securities	–	285	–	285
Other assets:
Fixed income securities	–	866	–	866
Cross currency swaps	–	52	–	52

Total	$333	$1,203	$–	$1,536

Liabilities:
Other liabilities:
Cross currency swaps	$–	$4	$–	$4

Total	$–	$4	$–	$4

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six months ended June 30, 2013.

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

	At June 30, 2013		At December 31, 2012
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$49,432	$54,928	$51,689	$61,552

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

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. During April 2013, the $1.25 billion notional amount of interest rate swaps matured and the impact to our condensed consolidated financial statements was not material. The fair value of these contracts was not material at December 31, 2012.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income was reclassified to Other income, net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was not material at June 30, 2013 or December 31, 2012. During the three and six months ended June 30, 2013, an immaterial pretax gain and a pretax loss of $0.1 billion, respectively, were recognized in Other comprehensive income. During the three and six months ended June 30, 2012, pretax losses of $0.1 billion and an immaterial amount, respectively, were recognized in Other comprehensive income.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	18,669	39,463
Granted	4,416	6,883
Payments	(7,206)	(22,703)
Cancelled/Forfeited	(91)	(389)

Outstanding, June 30, 2013	15,788	23,254

As of June 30, 2013, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.7 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2013 have a weighted-average grant date fair value of $47.96 per unit.

6.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates are updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Benefit Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended June 30,	2013	2012	2013	2012
Service cost	$98	$90	$79	$93
Amortization of prior service cost (credit)	2	(1)	(61)	(9)

Subtotal	100	89	18	84
Expected return on plan assets	(311)	(443)	(36)	(42)
Interest cost	251	362	274	326

Subtotal	40	8	256	368
Remeasurement gain, net	(237)	–	–	–

Net periodic benefit (income) cost	$(197)	$8	$256	$368

(dollars in millions)	Pension		Health Care and Life

Six Months Ended June 30,	2013	2012	2013	2012
Service cost	$197	$179	$159	$185
Amortization of prior service cost (credit)	3	(2)	(123)	(18)

Subtotal	200	177	36	167
Expected return on plan assets	(622)	(885)	(72)	(85)
Interest cost	501	724	548	653

Subtotal	79	16	512	735
Remeasurement gain, net	(237)	–	–	–

Net periodic benefit (income) cost	$(158)	$16	$512	$735

Pension Remeasurement

During the three and six months ended June 30, 2013, we recorded net pretax pension remeasurement credits of approximately $0.2 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement credits relate to settlements for employees who received lump-sum distributions. The credits were primarily driven by an approximately 75 basis point increase in our discount rate assumption used to determine the current year liabilities of one of our pension plans. The change in discount rate resulted in a gain of $0.3 billion, partially offset by a loss resulting from the difference between our expected return on assets assumption of 7.5% at December 31, 2012 and our annualized actual return on assets of 7.2% at June 30, 2013, as well as other losses ($0.1 billion). Our weighted-average discount rate assumption increased from 4.2% at December 31, 2012 to 5.0% at June 30, 2013.

Severance Payments

During the three and six months ended June 30, 2013, we paid severance benefits of $0.1 billion and $0.2 billion, respectively. At June 30, 2013, we had a remaining severance liability of $0.8 billion, a portion of which includes future contractual payments to employees separated as of June 30, 2013.

Employer Contributions

During the three and six months ended June 30, 2013, we contributed $0.3 billion and $0.7 billion to our other postretirement benefit plans, respectively. The contributions to our nonqualified pension plans were not material during the three and six months ended June 30, 2013. There have been no material changes to the estimated qualified and nonqualified pension contributions in 2013 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

7.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$33,157	$52,376	$85,533

Net income	4,198	5,855	10,053
Other comprehensive loss	(241)	(15)	(256)

Comprehensive income	3,957	5,840	9,797

Contributed capital	(95)	–	(95)
Dividends declared	(2,947)	–	(2,947)
Common stock in treasury	97	–	97
Distributions and other	(108)	(5,121)	(5,229)

Balance at June 30, 2013	$34,061	$53,095	$87,156

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone Group Plc’s (Vodafone) 45% ownership interest in Verizon Wireless.

Common Stock

During the first quarter of 2013, Verizon purchased approximately 3.5 million shares under our authorized share buyback program for approximately $0.2 billion. There were no such repurchases during the second quarter of 2013. At June 30, 2013, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 96.5 million.

Special Distribution

In May 2013, the Board of Representatives of Verizon Wireless declared a distribution to its owners, which was paid in the second quarter of 2013 in proportion to their partnership interests on the payment date, in the aggregate amount of $7.0 billion. As a result, Vodafone received a cash payment of $3.15 billion and the remainder of the distribution was received by Verizon.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2013	$793	$88	$101	$1,253	$2,235
Other comprehensive loss	(136)	(37)	(7)	–	(180)
Amounts reclassified to net income	–	19	(8)	(72)	(61)

Net other comprehensive loss	(136)	(18)	(15)	(72)	(241)

Balance at June 30, 2013	$657	$70	$86	$1,181	$1,994

The amounts presented above in net other comprehensive loss are net of taxes and noncontrolling interests, which are not significant. For the six months ended June 30, 2013, the amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and sales and Selling, general and administrative expense on our condensed consolidated statements of income. For the six months ended June 30, 2013, all other amounts reclassified to net income in the table above are included in Other income, net on our condensed consolidated statements of income.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
External Operating Revenues
Wireless
Retail service	$16,408	$15,215	$32,563	$30,087
Other service	656	544	1,213	1,068

Service revenue	17,064	15,759	33,776	31,155

Equipment	1,949	1,766	3,758	3,601
Other	939	1,030	1,914	2,049

Total Wireless	19,952	18,555	39,448	36,805

Wireline
Consumer retail	3,642	3,478	7,232	6,919
Small business	647	664	1,295	1,323

Mass Markets	4,289	4,142	8,527	8,242

Strategic services	2,079	1,983	4,166	3,952
Core	1,549	1,837	3,209	3,719

Global Enterprise	3,628	3,820	7,375	7,671

Global Wholesale	1,437	1,562	2,908	3,154
Other	115	130	218	253

Total Wireline	9,469	9,654	19,028	19,320

Total segments	29,421	28,209	58,476	56,125
Corporate, eliminations and other	365	343	730	669

Total consolidated – reported	$29,786	$28,552	$59,206	$56,794

Intersegment Revenues
Wireless	$24	$22	$51	$45
Wireline	265	277	536	556

Total segments	289	299	587	601
Corporate, eliminations and other	(289)	(299)	(587)	(601)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireless	$19,976	$18,577	$39,499	$36,850
Wireline	9,734	9,931	19,564	19,876

Total segments	29,710	28,508	59,063	56,726
Corporate, eliminations and other	76	44	143	68

Total consolidated – reported	$29,786	$28,552	$59,206	$56,794

Operating Income
Wireless	$6,464	$5,713	$12,882	$10,930
Wireline	74	188	87	345

Total segments	6,538	5,901	12,969	11,275
Reconciling items	17	(250)	(192)	(429)

Total consolidated – reported	$6,555	$5,651	$12,777	$10,846

(dollars in millions)	At June 30, 2013	At December 31, 2012
Assets
Wireless	$142,997	$142,485
Wireline	85,549	84,815

Total segments	228,546	227,300
Reconciling items	(5,200)	(2,078)

Total consolidated – reported	$223,346	$225,222

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Total segment operating income	$6,538	$5,901	$12,969	$11,275
Pension remeasurement (Note 6)	237	–	237	–
Corporate, eliminations and other	(220)	(250)	(429)	(429)

Total consolidated operating income	6,555	5,651	12,777	10,846

Equity in earnings of unconsolidated businesses	120	72	115	175
Other income, net	25	34	64	53
Interest expense	(514)	(679)	(1,051)	(1,364)

Income Before Provision For Income Taxes	$6,186	$5,078	$11,905	$9,710

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2013 and 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Our offerings, designed to meet customers’ demand for speed, mobility, security and control, include voice, data and video services on our wireless and wireline networks. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 180,900 employees as of June 30, 2013.

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

In our Wireless business, during the three months ended June 30, 2013 compared to the similar period in 2012, revenue growth of 7.5% was driven by connection growth and strong demand for smartphones and Internet data devices. At June 30, 2013, we experienced a 6.1% increase in retail postpaid connections as compared to June 30, 2012, with smartphones representing 64.4% of our retail postpaid phone base at June 30, 2013. Also during the three months ended June 30, 2013, postpaid smartphone activations represented 84.4% of phones activated compared to 71.6% in the similar period in 2012.

As of June 30, 2013, our fourth-generation (4G) Long-Term Evolution (LTE) network covered our existing 3G network footprint. Our 4G LTE network is available in 500 markets to more than 95% of the U.S. population and covers approximately 301 million people, including those in areas served by our LTE in Rural America partners. Our 4G LTE network provides higher data throughput performance for data services at lower cost compared to those offered by 3G technologies. On July 18, 2013, we announced the new Verizon Edge device payment plan option which allows customers to trade in their phone for a new phone as often as every six months, subject to certain conditions. Verizon Edge will be available to customers on Share Everything® plans beginning August 25, 2013.

In Wireline, during the three months ended June 30, 2013 compared to the similar period in 2012, the overall decline in revenue was primarily due to declines in Global Enterprise Core and Global Wholesale, partially offset by revenue increases in Consumer retail driven by FiOS services and Strategic services within Global Enterprise. FiOS represented approximately 71% of Consumer retail revenue during the three months ended June 30, 2013 compared to approximately 65% during the similar period in 2012. As the FiOS products mature, we continue to seek ways to increase incremental revenue and further realize operating and capital efficiencies as well as maximize profitability. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing multiple home services that will eventually be part of the digital grid, including not only entertainment and communications, but also machine-to-machine communications, such as home monitoring, home health care, energy management and utilities management.

Also positively contributing to Wireline’s revenues during the three months ended June 30, 2013 was a 4.8% increase in Strategic services revenue, which represented 57% of total Global Enterprise revenues. However, total Global Enterprise and Global Wholesale revenues declined as customers continue to be adversely affected by the economy, resulting in delayed discretionary spending and delayed purchasing decisions. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing.

During the first quarter of 2013, we completed license exchange transactions with T-Mobile USA Inc. (T-Mobile) and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain Advanced Wireless Services (AWS) licenses. These non-cash exchanges include a number of intra-market swaps that will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value and recorded an immaterial gain.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of Federal Communications Commission (FCC) Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T Inc. (AT&T) in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. These transactions are subject to approval by the FCC. As a result of these agreements, $2.3 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheet at June 30, 2013. When finalized, the sales will complete the open sale process. We expect to deploy the remaining licenses as necessary to meet our own spectrum needs.

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

Trends

Our 2013 capital program includes capital to fund advanced networks and services, including 4G LTE and FiOS, the continued expansion of our core networks, including IP and data center enhancements, maintenance and support for our legacy voice networks and other expenditures to drive operating efficiencies. The level and the timing of the Company’s capital expenditures within these broad categories can vary significantly as a result of a variety of factors outside our control, including, for example, material weather events. We believe that we have significant discretion over the amount and timing of our capital expenditures on a Company-wide basis as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events. Previously, we expected our full year capital expenditures for 2013 to be consistent with 2012. During 2013, strong connections growth driven by 4G LTE and our Share Everything® plans has resulted in expectations for higher demand, and for this reason, we now expect capital expenditures during 2013 to be between $16.4 billion and $16.6 billion.

There have been no significant changes to the information related to trends affecting our business that was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, except to the extent described above.

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

Consolidated Revenues

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Wireless
Service revenue	$17,078	$15,776	$1,302	8.3%	$33,806	$31,186	$2,620	8.4%
Equipment and other	2,898	2,801	97	3.5	5,693	5,664	29	0.5

Total	19,976	18,577	1,399	7.5	39,499	36,850	2,649	7.2
Wireline
Mass Markets	4,291	4,145	146	3.5	8,531	8,248	283	3.4
Global Enterprise	3,636	3,820	(184)	(4.8)	7,389	7,672	(283)	(3.7)
Global Wholesale	1,686	1,827	(141)	(7.7)	3,413	3,688	(275)	(7.5)
Other	121	139	(18)	(12.9)	231	268	(37)	(13.8)

Total	9,734	9,931	(197)	(2.0)	19,564	19,876	(312)	(1.6)
Corporate, eliminations and other	76	44	32	72.7	143	68	75	nm

Consolidated Revenues	$29,786	$28,552	$1,234	4.3	$59,206	$56,794	$2,412	4.2

nm – not meaningful

The increase in consolidated revenue during the three and six months ended June 30, 2013 compared to the similar periods in 2012 was primarily due to higher revenues at Wireless, as well as higher Mass Markets revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise at our Wireline segment. Partially offsetting these increases were lower Global Enterprise Core and Global Wholesale revenues at our Wireline segment.

Wireless’ revenues increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to growth in service revenue. Service revenue increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of smartphones, tablets and other Internet devices through our Share Everything® plans. During the three and six months ended June 30, 2013, retail postpaid connection net additions increased compared to the similar periods in 2012 primarily due to an increase in retail postpaid connection gross additions, partially offset by an increase in our retail postpaid connection churn rate. Retail postpaid connections per account increased as of June 30, 2013 compared to June 30, 2012, primarily due to the increased use of tablets and other Internet devices.

Wireline’s revenues decreased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily driven by declines in Global Enterprise Core and Global Wholesale, partially offset by higher Mass Markets revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets revenues increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to the expansion of FiOS services (Voice, Internet and Video) as well as changes in our pricing strategies adopted in the third quarter of 2012, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to a decline in Core customer premise equipment revenues and lower voice services and data networking revenues. This decrease was partially offset by higher Strategic services revenues, primarily due to growth in advanced services, such as IP communications, contact center solutions and our cloud and data center offerings as well as revenue from a telematics services business that we acquired in the third quarter of 2012.

Global Wholesale revenues decreased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to a decline in traditional voice revenues as a result of decreased minutes of use (MOUs) and a decline in domestic wholesale connections, partially offset by continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migrations from other core customers.

Other revenues decreased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to reduced volumes outside of our network footprint.

Consolidated Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Cost of services and sales	$11,033	$10,896	$137	1.3%	$21,965	$22,215	$(250)	(1.1)%
Selling, general and administrative expense	8,047	7,877	170	2.2	16,195	15,577	618	4.0
Depreciation and amortization expense	4,151	4,128	23	0.6	8,269	8,156	113	1.4

Consolidated Operating Expenses	$23,231	$22,901	$330	1.4	$46,429	$45,948	$481	1.0

Cost of Services and Sales

Cost of services and sales increased during the three months ended June 30, 2013 compared to the similar period in 2012 primarily due to increases in cost of equipment sales and cost of network services at our Wireless segment and increased content costs associated with continued FiOS subscriber growth and vendor rate increases at our Wireline segment. Partially offsetting these increases were decreases in costs related to customer premise equipment, a decline in access costs and a favorable change in regulatory fees at our Wireline segment, as well as decreases in data roaming, cost for data services and network connection costs at our Wireless segment.

During the six months ended June 30, 2013, Cost of services and sales decreased compared to the similar period in 2012 primarily due to decreases in costs related to customer premise equipment, a decline in access costs and a favorable change in regulatory fees at our Wireline segment, as well as decreases in network connection costs, cost for data services and data roaming at our Wireless segment. Partially offsetting these decreases were increased content costs associated with continued FiOS subscriber growth and vendor rate increases at our Wireline segment, as well as increases in cost of network services and cost of equipment sales at our Wireless segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to higher sales commission expense at our Wireless segment as well as higher transaction and property tax expenses at our Wireline segment, partially offset by lower costs associated with regulatory fees at our Wireless segment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to an increase in net depreciable assets at our Wireless segment and higher amortization expense related to non-network software and other intangible assets at our Wireline segment. These increases were partially offset by a decline in net depreciable assets at our Wireline segment.

Non-operational Credits

Non-operational credits included in operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Pension remeasurement	$237	$–	$237	$–

See “Other Items” for a description of non-operational items.

Consolidated Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. Management believes that these measures are useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in earnings of unconsolidated businesses and other income, net to net income.

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

Operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates will be updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains/losses. During the second quarter of 2013, we recorded pension remeasurement credits in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. In the third and fourth quarters of 2013, we expect to remeasure our pension assets and liabilities based on updated actuarial assumptions. These remeasurements could result in significant charges or credits to one or more of our pension plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Consolidated Operating Income	$6,555	$5,651	$12,777	$10,846
Add Depreciation and amortization expense	4,151	4,128	8,269	8,156

Consolidated EBITDA	10,706	9,779	21,046	19,002

Less Pension remeasurement	237	–	237	–

Consolidated Adjusted EBITDA	$10,469	$9,779	$20,809	$19,002

The changes in the table above during the three and six months ended June 30, 2013 compared to the similar periods in 2012 were a result of the factors described in connection with operating revenues and operating expenses above.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses increased $48 million during the three months ended June 30, 2013 compared to the similar period in 2012 primarily due to an immaterial gain recorded by Verizon Wireless upon obtaining control of previously unconsolidated wireless partnerships, which were previously accounted for under the equity method and are now consolidated, partially offset by lower earnings from operations at Vodafone Omnitel N.V.

Equity in earnings of unconsolidated businesses decreased $60 million during the six months ended June 30, 2013 compared to the similar period in 2012 primarily due to lower earnings from operations at Vodafone Omnitel N.V., partially offset by an immaterial gain recorded by Verizon Wireless upon obtaining control of previously unconsolidated wireless partnerships, which were previously accounted for under the equity method and are now consolidated.

Other Income, Net

Additional information relating to Other income, net is as follows:

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Interest income	$14	$15	$(1)	(6.7)%	$27	$30	$(3)	(10.0)%
Foreign exchange gains, net	1	9	(8)	(88.9)	18	7	11	nm
Other, net	10	10	–	–	19	16	3	18.8

Total	$25	$34	$(9)	(26.5)	$64	$53	$11	20.8

nm – not meaningful

Interest Expense

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Total interest costs on debt balances	$700	$744	$(44)	(5.9)%	$1,414	$1,497	$(83)	(5.5)%
Less capitalized interest costs	186	65	121	nm	363	133	230	nm

Total	$514	$679	$(165)	(24.3)	$1,051	$1,364	$(313)	(22.9)

Average debt outstanding	$52,710	$52,230			$52,636	$52,555
Effective interest rate	5.3%	5.7%			5.4%	5.7%

nm – not meaningful

Total interest costs on debt balances decreased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 due to a lower effective interest rate (see “Consolidated Financial Condition”). Capitalized interest costs were higher in 2013 primarily due to increases in wireless licenses that are currently under development.

Provision for Income Taxes

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Provision for income taxes	$988	$793	$195	24.6%	$1,852	$1,519	$333	21.9%
Effective income tax rate	16.0%	15.6%			15.6%	15.6%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective income tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone Group Plc.’s (Vodafone) noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 14.6 and 14.7 percentage points lower during the three months ended June 30, 2013 and 2012, respectively, and 15.0 and 14.6 percentage points lower during the six months ended June 30, 2013 and 2012, respectively.

The increase in the provision for income taxes and effective income tax rate during the three months ended June 30, 2013 compared to the similar period in 2012 is primarily due to higher income before income taxes as a result of higher consolidated earnings as well as the pension remeasurement, partially offset by higher tax benefits resulting from the favorable resolution of various income tax matters in the current period.

The increase in the provision for income taxes during the six months ended June 30, 2013 compared to the similar period in 2012 is primarily due to higher income before income taxes, partially offset by higher tax benefits resulting from the favorable resolution of various income tax matters in the current period. The effective income tax rate for the six months ended June 30, 2013 is comparable to the similar period in 2012.

Unrecognized Tax Benefits

Unrecognized tax benefits were $2.2 billion at June 30, 2013 and $2.9 billion at December 31, 2012. Interest and penalties related to unrecognized tax benefits were $0.3 billion (after-tax) and $0.4 billion (after-tax) at June 30, 2013 and December 31, 2012, respectively. The decrease in unrecognized tax benefits was primarily due to the resolution of issues with the Internal Revenue Service (IRS) involving tax years 2004 through 2006, as well as the resolution of a tax examination in Italy.

As a large taxpayer, we are under audit by the IRS and multiple state and foreign jurisdictions for various open tax years. The IRS is currently examining the Company’s U.S. income tax returns for tax years 2007-2009. Significant tax examinations are ongoing in New York City for tax years as early as 2000. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount in the next twelve months. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Net income attributable to noncontrolling interests	$2,952	$2,460	$492	20.0%	$5,855	$4,680	$1,175	25.1%

The increase in Net income attributable to noncontrolling interests during the three and six months ended June 30, 2013 compared to the similar periods in 2012 was due to higher earnings in our Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

Operating Revenues and Selected Operating Statistics

(dollars in millions, except ARPA)	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
	2013	2012	(Decrease)		2013	2012	(Decrease)
Retail service	$16,422	$15,230	$1,192	7.8%	$32,591	$30,116	$2,475	8.2%
Other service	656	546	110	20.1	1,215	1,070	145	13.6

Service revenue	17,078	15,776	1,302	8.3	33,806	31,186	2,620	8.4
Equipment and other	2,898	2,801	97	3.5	5,693	5,664	29	0.5

Total Operating Revenues	$19,976	$18,577	$1,399	7.5	$39,499	$36,850	$2,649	7.2

Connections (‘000):(1)
Retail connections					100,124	94,154	5,970	6.3
Retail postpaid connections					94,271	88,838	5,433	6.1

Net additions in period (‘000):(2)
Retail connections	1,038	1,178	(140)	(11.9)	1,758	1,912	(154)	(8.1)
Retail postpaid connections	941	888	53	6.0	1,618	1,389	229	16.5

Churn Rate:
Retail connections	1.23%	1.11%			1.27%	1.18%
Retail postpaid connections	0.93%	0.84%			0.97%	0.90%

Account Statistics:
Retail postpaid ARPA	$152.50	$143.32	$9.18	6.4	$151.39	$141.95	$9.44	6.7
Retail postpaid accounts (‘000)(1)					34,958	34,646	312	0.9
Retail postpaid connections per account(1)					2.70	2.56	0.14	5.5

(1) As of end of period

(2) Excluding acquisitions and adjustments

The increase in Wireless’ total operating revenues during the three and six months ended June 30, 2013 compared to the similar periods in 2012 was primarily the result of growth in service revenue.

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

Retail connections under an account may include: smartphones, basic phones, Home Phone Connect, Home Fusion, tablets, and other Internet devices. We expect to continue to experience retail connection growth based on the strength of our product offerings and network service quality. Retail postpaid connection net additions increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012, primarily due to an increase in retail postpaid connection gross additions, partially offset by an increase in our retail postpaid connection churn rate. Higher retail postpaid connection gross additions were driven by gross additions of smartphones as well as tablets and other Internet devices which reflect the launch of our Share Everything® plans in the middle of 2012 coupled with new device introductions.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased as of June 30, 2013 compared to June 30, 2012, primarily due to the increased use of tablets and other Internet devices.

Service Revenue

Service revenue increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of smartphones, tablets and other Internet devices through our Share Everything® plans. The penetration of smartphones was driven by an increasing percentage of smartphones activated by new customers as well as existing customers migrating from basic phones to smartphones.

The increase in retail postpaid ARPA (the average revenue per account from retail postpaid accounts) during the three and six months ended June 30, 2013 compared to the similar periods in 2012 was primarily driven by increases in smartphone penetration and retail postpaid connections per account. As of June 30, 2013, we experienced a 5.5% increase in retail postpaid connections per account, compared to June 30, 2012, with smartphones representing 64.4% of our retail postpaid phone base as of June 30, 2013 compared to 49.7% as of June 30, 2012. The increased penetration in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 9.9% of our retail postpaid connection base as of June 30, 2013 compared to 8.5% as of June 30, 2012, primarily due to activations of tablets and other Internet devices. Additionally, during the six months ended June 30, 2013, postpaid smartphone activations represented 84.3% of phones activated compared to 71.3% in the similar period in 2012.

Other service revenue increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 due to growth in wholesale connections, partially offset by a decrease in revenue related to third party roaming.

Equipment and Other Revenue

Equipment and other revenue increased during the three months ended June 30, 2013 compared to the similar period in 2012 primarily due to increases in equipment sales and revenue related to upgrade fees, partially offset by a decline in regulatory fees. During the six months ended June 30, 2013, Equipment and other revenue increased compared to the similar period in 2012 primarily due to an increase in revenue related to upgrade fees, partially offset by a decline in regulatory fees and equipment sales.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Cost of services and sales	$5,799	$5,558	$241	4.3%	$11,450	$11,468	$(18)	(0.2)%
Selling, general and administrative expense	5,666	5,295	371	7.0	11,114	10,523	591	5.6
Depreciation and amortization expense	2,047	2,011	36	1.8	4,053	3,929	124	3.2

Total Operating Expenses	$13,512	$12,864	$648	5.0	$26,617	$25,920	$697	2.7

Cost of Services and Sales

Cost of services and sales increased during the three months ended June 30, 2013 compared to the similar period in 2012 primarily due to a $0.3 billion increase in cost of equipment sales and an increase in cost of network services, partially offset by decreased data roaming, a decline in cost for data services and a decrease in network connection costs due to the ongoing deployment of Ethernet backhaul facilities primarily targeted at sites upgrading to 4G LTE.

During the six months ended June 30, 2013, Cost of services and sales was essentially unchanged compared to the similar period in 2012, as a decrease in network connection costs, due to the ongoing deployment of Ethernet backhaul facilities, primarily targeted at sites upgrading to 4G LTE, and decreases in cost for data services and data roaming were offset by increases in cost of network services and cost of equipment sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to higher sales commission expense in our indirect channel, partially offset by lower costs associated with regulatory fees. Indirect sales commission expense increased $0.4 billion and $0.7 billion during the three and six months ended June 30, 2013, respectively, compared to the similar periods in 2012 primarily as a result of an increase in the average commission per unit, as the mix of units continues to shift toward higher-priced smartphones and more customers activate data services.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Segment Operating Income	$6,464	$5,713	$751	13.1%	$12,882	$10,930	$1,952	17.9%
Add Depreciation and amortization expense	2,047	2,011	36	1.8	4,053	3,929	124	3.2

Segment EBITDA	$8,511	$7,724	$787	10.2	$16,935	$14,859	$2,076	14.0

Segment operating income margin	32.4%	30.8%			32.6%	29.7%
Segment EBITDA service margin	49.8%	49.0%			50.1%	47.6%

The changes in the table above during the three and six months ended June 30, 2013 compared to the similar periods in 2012 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Consumer retail	$3,643	$3,478	$165	4.7%	$7,232	$6,919	$313	4.5%
Small business	648	667	(19)	(2.8)	1,299	1,329	(30)	(2.3)

Mass Markets	4,291	4,145	146	3.5	8,531	8,248	283	3.4

Strategic services	2,079	1,983	96	4.8	4,166	3,952	214	5.4
Core	1,557	1,837	(280)	(15.2)	3,223	3,720	(497)	(13.4)

Global Enterprise	3,636	3,820	(184)	(4.8)	7,389	7,672	(283)	(3.7)

Global Wholesale	1,686	1,827	(141)	(7.7)	3,413	3,688	(275)	(7.5)
Other	121	139	(18)	(12.9)	231	268	(37)	(13.8)

Total Operating Revenues	$9,734	$9,931	$(197)	(2.0)	$19,564	$19,876	$(312)	(1.6)

Connections (‘000):(1)
Total voice connections					21,828	23,278	(1,450)	(6.2)

Total Broadband connections					8,939	8,776	163	1.9
FiOS Internet subscribers					5,773	5,144	629	12.2
FiOS Video subscribers					5,035	4,473	562	12.6

(1) As of end of period

Wireline’s revenues decreased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily driven by declines in Global Enterprise Core, Global Wholesale and Other revenues, partially offset by higher Consumer retail revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access) and long distance (including regional toll) voice services, as well as broadband services (including high-speed Internet, FiOS Internet and FiOS Video) to Consumer retail and Small business subscribers.

Mass Markets revenues increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to the expansion of FiOS services (Voice, Internet and Video) as well as changes in our pricing strategies adopted in the third quarter of 2012, partially offset by the continued decline of local exchange revenues.

We have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas during the six months ended June 30, 2013. As of June 30, 2013, we achieved penetration rates of 38.6% and 34.5% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 36.6% and 32.6% for FiOS Internet and FiOS Video, respectively, as of June 30, 2012.

The increase in Mass Markets revenues, driven by FiOS, was partially offset by the decline of local exchange revenues primarily due to a 5.2% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, VoIP (voice over internet protocol), broadband and cable services. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. There was also a decline in Small business retail voice connections, primarily reflecting competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers Strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to a decline in Core customer premise equipment revenues and lower voice services and data networking revenues, which consist of traditional circuit-based services such as frame relay, private line and Asynchronous Transfer Mode services. These core services declined compared to the similar periods in 2012 as our customer base continued to migrate to next generation IP services. The decline in customer premise equipment revenues reflects our focus on improving margins by continuing to de-emphasize sales of equipment that are not part of an overall enterprise solutions bundle as well as lower revenue from federal government customers. This decrease was partially offset by higher Strategic services revenues. Strategic services revenues increased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to growth in advanced services, such as IP communications, contact center solutions and our cloud and data center offerings as well as revenue from a telematics services business that we acquired during the third quarter of 2012.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased during the three and six months ended June 30, 2013 compared to the similar periods in 2012 primarily due to a decline in traditional voice revenues as a result of decreased MOUs and a 5.8% decline in domestic wholesale connections as of June 30, 2013 compared to June 30, 2012. The traditional voice product reductions are primarily due to competitors de-emphasizing their local market initiatives coupled with the effect of technology substitution. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition. Partially offsetting the overall decrease in wholesale revenue was a continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migrations from other core customers. As a result of the customer upgrades, the number of core data circuits experienced a 7.4% decline as compared to the similar periods in 2012.

Other

Other revenues include such services as local exchange and long distance services outside of our network footprint and operator services which are no longer being marketed. The decrease in revenues from other services during the three and six months ended June 30, 2013 compared to the similar periods in 2012 was primarily due to reduced volumes outside of our network footprint.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Cost of services and sales	$5,407	$5,500	$(93)	(1.7)%	$10,864	$11,072	$(208)	(1.9)%
Selling, general and administrative expense	2,168	2,141	27	1.3	4,433	4,267	166	3.9
Depreciation and amortization expense	2,085	2,102	(17)	(0.8)	4,180	4,192	(12)	(0.3)

Total Operating Expenses	$9,660	$9,743	$(83)	(0.9)	$19,477	$19,531	$(54)	(0.3)

Cost of Services and Sales

During the three and six months ended June 30, 2013, Cost of services and sales decreased compared to the similar periods in 2012 primarily due to a decrease in costs related to customer premise equipment which reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle, a decline in access costs resulting primarily from declines in overall wholesale long distance volumes, a favorable change in regulatory fees and the net effect of storm-related insurance recoveries. These decreases were partially offset by higher content costs associated with continued FiOS subscriber growth and vendor rate increases.

Selling, General and Administrative Expense

During the three and six months ended June 30, 2013, Selling, general and administrative expense increased compared to the similar periods in 2012 primarily due to higher transaction and property tax expenses.

Depreciation and Amortization Expense

During the three and six months ended June 30, 2013, Depreciation and amortization expense decreased compared to the similar periods in 2012 due to a decrease in net depreciable assets, partially offset by an increase in amortization expense related to non-network software and other intangible assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Segment Operating Income	$74	$188	$(114)	(60.6)%	$87	$345	$(258)	(74.8)%
Add Depreciation and amortization expense	2,085	2,102	(17)	(0.8)	4,180	4,192	(12)	(0.3)

Segment EBITDA	$2,159	$2,290	$(131)	(5.7)	$4,267	$4,537	$(270)	(6.0)

Segment operating income margin	0.8%	1.9%			0.4%	1.7%
Segment EBITDA margin	22.2%	23.1%			21.8%	22.8%

The changes in the table above during the three and six months ended June 30, 2013 compared to the similar periods in 2012 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Other Items

Pension Remeasurement

During the three and six months ended June 30, 2013, we recorded net pretax pension remeasurement credits of approximately $0.2 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement credits relate to settlements for employees who received lump-sum distributions. The credits were primarily driven by an approximately 75 basis point increase in our discount rate assumption used to determine the current year liabilities of one of our pension plans. The change in discount rate resulted in a gain of $0.3 billion, partially offset by a loss resulting from the difference between our expected return on assets assumption of 7.5% at December 31, 2012 and our annualized actual return on assets of 7.2% at June 30, 2013, as well as other losses ($0.1 billion). Our weighted-average discount rate assumption increased from 4.2% at December 31, 2012 to 5.0% at June 30, 2013.

In accordance with our accounting policy for pension and other postretirement benefits, in the third and fourth quarters of 2013 we expect to remeasure our pension assets and liabilities based on updated actuarial assumptions. These remeasurements could result in significant charges or credits to one or more of our pension plans.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the pension remeasurement presented above.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Cash Flows Provided By (Used In)
Operating activities	$17,148	$15,271	$1,877
Investing activities	(7,835)	(7,584)	(251)
Financing activities	(10,618)	(11,048)	430

Increase (Decrease) In Cash and Cash Equivalents	$(1,305)	$(3,361)	$2,056

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends, repurchase Verizon common stock from time to time and invest in new businesses. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are primarily held domestically in diversified accounts and are invested to maintain principal and liquidity. Accordingly, we do not have significant exposure to foreign currency fluctuations.

The volatility in world debt and equity markets has not had a significant effect on our ability to access external financing. Our available external financing arrangements include the issuance of commercial paper, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. As of June 30, 2013, we had available for issuance under our current shelf registration statement unsecured debt or equity securities with an aggregate offering price of up to $5.5 billion. We may also issue short-term debt through an active commercial paper program and have a $6.2 billion credit facility to support such commercial paper issuances.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the six months ended June 30, 2013 increased by $1.9 billion compared to the similar period in 2012 primarily due to higher consolidated earnings, and to a lesser extent, lower pension contributions.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended June 30,
(dollars in millions)	2013	2012
Wireless	$4,270	$3,933
Wireline	2,949	3,133
Other	397	364

	$7,616	$7,430

Total as a percentage of revenue	12.9%	13.1%

The increase in capital expenditures during the six months ended June 30, 2013 compared to the similar period in 2012 was primarily due to the continued build-out of our 4G LTE network, partially offset by lower capital expenditures at Wireline.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2013 and 2012, net cash used in financing activities was $10.6 billion and $11.0 billion, respectively.

During March 2013, we issued $0.5 billion aggregate principal amount of floating rate notes due 2015 in a private placement resulting in cash proceeds of approximately $0.5 billion, net of discounts and issuance costs. The proceeds were used for the repayment of commercial paper.

During April 2013, $1.25 billion of 5.25% Verizon Communications Notes matured and were repaid. During May 2013, $0.1 billion of 7.0% Verizon New York Inc. Debentures matured and were repaid. During June 2013, $0.5 billion of 4.375% Verizon Communications Notes and $0.1 billion of 7.0% Verizon New York Inc. Debentures matured and were repaid. In addition, during June 2013, we redeemed $0.25 billion of 7.15% Verizon Maryland LLC Debentures at a redemption price of 100% of the principal amount of the debentures.

Credit Facility and Shelf Registration

As of June 30, 2013, the unused borrowing capacity under a $6.2 billion four-year credit facility, maturing on August 12, 2016, with a group of major financial institutions was approximately $6.1 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

As of June 30, 2013, we had available for issuance under our current shelf registration statement unsecured debt or equity securities with an aggregate offering price of up to $5.5 billion.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the six months ended June 30, 2013 and 2012, we paid $2.9 billion and $2.6 billion in dividends, respectively.

Common Stock

During the first quarter of 2013, we repurchased $0.2 billion of our common stock, as part of our previously announced share buyback program. There were no such repurchases during the second quarter of 2013.

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

Special Distribution

In May 2013, the Board of Representatives of Verizon Wireless declared a distribution to its owners, which was paid in the second quarter of 2013 in proportion to their partnership interests on the payment date, in the aggregate amount of $7.0 billion. As a result, Vodafone received a cash payment of $3.15 billion and the remainder of the distribution was received by Verizon.

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2013 totaled $1.8 billion, a $1.3 billion decrease compared to Cash and cash equivalents at December 31, 2012 for the reasons discussed above.

As of June 30, 2013, Wireless cash and cash equivalents and debt outstanding totaled $0.3 billion and $10.1 billion, respectively. As of December 31, 2012, Wireless cash and cash equivalents and debt outstanding totaled $0.8 billion and $10.1 billion, respectively.

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

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Net cash provided by operating activities	$17,148	$15,271	$1,877
Less Capital expenditures (including capitalized software)	7,616	7,430	186

Free cash flow	$9,532	$7,841	$1,691

The change in Free cash flow during the six months ended June 30, 2013 compared to the similar period in 2012 was a result of the factors described in connection with Net cash provided by operating activities and Capital expenditures above.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the effects of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements and interest rate locks. We do not hold derivatives for trading purposes.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income, net. At June 30, 2013, our primary translation exposure was to the British Pound Sterling, the Euro, the Indian Rupee, the Australian Dollar and the Japanese Yen.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2013, substantially all of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income was reclassified to Other income, net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was not material at June 30, 2013 or December 31, 2012. During the three and six months ended June 30, 2013, an immaterial pretax gain and a pretax loss of $0.1 billion, respectively, were recognized in Other comprehensive income. During the three and six months ended June 30, 2012, pretax losses of $0.1 billion and an immaterial amount, respectively, were recognized in Other comprehensive income.

Wireless License Transactions

During the first quarter of 2013, we completed license exchange transactions with T-Mobile and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain AWS licenses. These non-cash exchanges include a number of intra-market swaps that will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value and recorded an immaterial gain.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of FCC Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. These transactions are subject to approval by the FCC. As a result of these agreements, $2.3 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheet at June 30, 2013. When finalized, the sales will complete the open sale process. We expect to deploy the remaining licenses as necessary to meet our own spectrum needs.

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

•

an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets affecting the cost, including interest rates, and/or availability of financing;

•

changes in our accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could affect earnings;

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the registrant’s internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in Idearc’s bankruptcy, alleged that Idearc was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust sought over $9 billion in damages. Following a two-week trial in October 2012 limited to the question of the value of Idearc Inc. on the date of the spin-off, on January 22, 2013, the Court issued a decision finding that the value was “at least $12 billion.” As $12 billion exceeds the value of the debt and cash that Idearc transferred to Verizon on the date of the spin-off, the Court issued a related Order to Show Cause directing the Litigation Trust to submit a brief that “explains why any (or all) of its legal claims are viable in light of the court’s finding on Idearc’s value.” In its June 18, 2013 decision, the Court entered judgment for Verizon and its subsidiaries and ruled that U.S. Bank would “take nothing” on its claims. U.S. Bank’s counsel has filed a notice of appeal.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. At the close of discovery in February 2012, Verizon filed a summary judgment motion to dismiss the two counts in the complaint – constructive fraudulent transfer and actual fraudulent transfer. At a hearing in April 2013, the judge originally assigned to the case recused himself due to a conflict of interest and the case was reassigned. On June 12, 2013, the Court granted Verizon’s summary judgment motion in part, dismissing the Litigation Trust’s constructive fraudulent transfer claim. A two-week bench trial limited to the actual fraudulent transfer claim is set for December 2, 2013.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2013. At June 30, 2013, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 96.5 million.

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

VERIZON COMMUNICATIONS INC.

Date: July 25, 2013	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
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