Form 10-Q
period 2013-09-30
VERIZON COMMUNICATIONS INC
filed 2013-10-24
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

At September 30, 2013, 2,861,750,762 shares of the registrant’s common stock were outstanding, after deducting 105,859,357 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2013	2012	2013	2012

Operating Revenues	$30,279	$29,007	$89,485	$85,801

Operating Expenses
Cost of services and sales (exclusive of items shown below)	10,960	10,991	32,925	33,206
Selling, general and administrative expense	8,037	8,366	24,232	23,943
Depreciation and amortization expense	4,154	4,167	12,423	12,323

Total Operating Expenses	23,151	23,524	69,580	69,472

Operating Income	7,128	5,483	19,905	16,329
Equity in earnings of unconsolidated businesses	19	62	134	237
Other income, net	20	10	84	63
Interest expense	(555)	(632)	(1,606)	(1,996)

Income Before Provision For Income Taxes	6,612	4,923	18,517	14,633
Provision for income taxes	(1,034)	(631)	(2,886)	(2,150)

Net Income	$5,578	$4,292	$15,631	$12,483

Net income attributable to noncontrolling interests	$3,346	$2,699	$9,201	$7,379
Net income attributable to Verizon	2,232	1,593	6,430	5,104

Net Income	$5,578	$4,292	$15,631	$12,483

Basic Earnings Per Common Share
Net income attributable to Verizon	$.78	$.56	$2.24	$1.79
Weighted-average shares outstanding (in millions)	2,866	2,857	2,866	2,850

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.78	$.56	$2.24	$1.79
Weighted-average shares outstanding (in millions)	2,874	2,866	2,874	2,859

Dividends declared per common share	$0.530	$0.515	$1.560	$1.515

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions) (unaudited)	2013	2012	2013	2012

Net Income	$5,578	$4,292	$15,631	$12,483
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	140	103	4	12
Unrealized gain (loss) on cash flow hedges	6	(5)	(12)	(38)
Unrealized gain (loss) on marketable securities	14	19	(1)	32
Defined benefit pension and postretirement plans	(36)	(7)	(108)	(18)

Other comprehensive income (loss) attributable to Verizon	124	110	(117)	(12)
Other comprehensive income (loss) attributable to noncontrolling interests	4	7	(11)	2

Total Comprehensive Income	$5,706	$4,409	$15,503	$12,473

Comprehensive income attributable to noncontrolling interests	$3,350	$2,706	$9,190	$7,381
Comprehensive income attributable to Verizon	2,356	1,703	6,313	5,092

Total Comprehensive Income	$5,706	$4,409	$15,503	$12,473

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2013	At December 31, 2012

Assets
Current assets
Cash and cash equivalents	$56,710	$3,093
Short-term investments	631	470
Accounts receivable, net of allowances of $670 and $641	12,111	12,576
Inventories	1,193	1,075
Prepaid expenses and other	3,060	4,021

Total current assets	73,705	21,235

Plant, property and equipment	218,336	209,575
Less accumulated depreciation	129,809	120,933

	88,527	88,642

Investments in unconsolidated businesses	3,423	3,401
Wireless licenses	76,503	77,744
Goodwill	24,339	24,139
Other intangible assets, net	5,732	5,933
Other assets	4,446	4,128

Total assets	$276,675	$225,222

Liabilities and Equity
Current liabilities
Debt maturing within one year	$8,202	$4,369
Accounts payable and accrued liabilities	15,622	16,182
Other	6,467	6,405

Total current liabilities	30,291	26,956

Long-term debt	90,938	47,618
Employee benefit obligations	33,738	34,346
Deferred income taxes	25,821	24,677
Other liabilities	5,622	6,092

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 2,967,610,119 shares issued in both periods)	297	297
Contributed capital	37,918	37,990
Accumulated deficit	(1,768)	(3,734)
Accumulated other comprehensive income	2,118	2,235
Common stock in treasury, at cost	(3,970)	(4,071)
Deferred compensation – employee stock ownership plans and other	390	440
Noncontrolling interests	55,280	52,376

Total equity	90,265	85,533

Total liabilities and equity	$276,675	$225,222

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2013	2012

Cash Flows from Operating Activities
Net Income	$15,631	$12,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,423	12,323
Employee retirement benefits	649	1,126
Deferred income taxes	3,011	1,665
Provision for uncollectible accounts	746	709
Equity in earnings of unconsolidated businesses, net of dividends received	(100)	(197)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,078)	(197)
Other, net	(2,895)	(3,154)

Net cash provided by operating activities	28,387	24,758

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11,807)	(11,315)
Acquisitions of investments and businesses, net of cash acquired	(81)	(838)
Acquisitions of wireless licenses	(430)	(3,816)
Proceeds from dispositions of wireless licenses	2,111	–
Net change in short-term investments	(11)	28
Other, net	195	516

Net cash used in investing activities	(10,023)	(15,425)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	49,166	–
Repayments of long-term borrowings and capital lease obligations	(2,392)	(2,878)
Increase (decrease) in short-term obligations, excluding current maturities	(324)	375
Dividends paid	(4,420)	(3,887)
Proceeds from sale of common stock	76	278
Purchase of common stock for treasury	(153)	–
Special distribution to noncontrolling interest	(3,150)	(4,500)
Other, net	(3,550)	(2,369)

Net cash provided by (used in) financing activities	35,253	(12,981)

Increase (decrease) in cash and cash equivalents	53,617	(3,648)
Cash and cash equivalents, beginning of period	3,093	13,362

Cash and cash equivalents, end of period	$56,710	$9,714

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

During the first quarter of 2013, we adopted the accounting standard update regarding reclassifications out of accumulated other comprehensive income. This standard update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in our condensed consolidated statements of income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional detail about those amounts. See Note 8 (“Equity and Accumulated Other Comprehensive Income”) for additional details.

During the third quarter of 2013, we adopted the accounting standard update regarding the ability to use the Federal Funds Effective Swap Rate as a United States (U.S.) benchmark interest rate for hedge accounting purposes. Previously the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) were considered to be the only benchmark interest rates. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

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

Earnings Per Common Share

There were a total of approximately 8 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2013, respectively. There were a total of approximately 9 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2012, respectively. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period, were not significant for the three and nine months ended September 30, 2013, and 2012, respectively.

Recent Accounting Standards

In July 2013, the accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was issued. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. We will adopt this standard update during the first quarter of 2014. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

2.	Acquisitions and Divestitures

Wireless Transaction

On September 2, 2013, Verizon entered into a stock purchase agreement (the Stock Purchase Agreement) with Vodafone Group Plc (Vodafone) and Vodafone 4 Limited (Seller), pursuant to which Verizon agreed to acquire Vodafone’s indirect 45% interest in Cellco Partnership d/b/a Verizon Wireless (the Partnership, and such interest, the Vodafone Interest).

Pursuant to the terms and subject to the conditions set forth in the Stock Purchase Agreement, Verizon will acquire (the Wireless Transaction) from Seller all of the issued and outstanding capital stock (the Transferred Shares) of Vodafone Americas Finance 1 Inc., a subsidiary of Seller (VF1 Inc), which indirectly through certain subsidiaries (together with VF1 Inc, the Purchased Entities) owns the Vodafone Interest. In consideration for the Transferred Shares, Verizon has agreed to, upon completion of the Wireless Transaction, (i) pay approximately $58.89 billion in cash, (ii) issue approximately $60.15 billion of Verizon’s common stock, par value $0.10 per share (the Stock Consideration), (iii) issue senior unsecured Verizon notes in an aggregate principal amount of $5.0 billion (the Verizon Notes), (iv) transfer Verizon’s indirectly owned 23.1% interest in Vodafone Omnitel N.V. (Omnitel, and such interest, the Omnitel Interest), valued at $3.5 billion and (v) provide other consideration of approximately $2.5 billion. The exact number of shares of Verizon’s common stock to be issued in the Wireless Transaction will be determined prior to the closing of the Wireless Transaction based on the volume-weighted average trading price per share of Verizon common stock on the New York Stock Exchange during the 20 trading days ending on the third business day prior to the closing, except that the price used for this purpose will not be less than $47.00 or more than $51.00 per share. As a result of the Wireless Transaction, Verizon expects to issue a minimum of 1.18 billion shares and a maximum of 1.28 billion shares. In addition, Verizon has the right to increase the cash portion of the purchase price (and correspondingly reduce the Stock Consideration) by up to $15.0 billion in certain circumstances. All of the Stock Consideration will be issued directly or distributed to the Vodafone ordinary shareholders. The total cash expected to be paid to Vodafone and the other expected costs of the Wireless Transaction, including financing, legal and bank fees, is expected to be financed through the incurrence of third-party indebtedness (see Note 4). The Wireless Transaction is expected to close during the first quarter of 2014.

Each of Verizon and Vodafone has made representations, warranties and covenants with respect to itself and the Wireless Transaction and, in the case of Vodafone, with respect to the Vodafone Interest and the Purchased Entities. The Stock Purchase Agreement also provides that each of Verizon and Vodafone will indemnify the other for certain losses, subject to the limits set forth therein. The closing of the Wireless Transaction is subject to the satisfaction or waiver of certain conditions, including, among others, approval by the shareholders of Verizon and Vodafone and the receipt of any required approval by the Federal Communications Commission.

The Stock Purchase Agreement contains certain termination rights for each of Verizon and Vodafone, which if exercised give rise to termination fees or expense reimbursement obligations in specified circumstances. Verizon must pay to Vodafone a termination fee of (i) $1.55 billion in the event of termination by either party as a result of failure to obtain Verizon shareholder approval of the share issuance, (ii) $4.65 billion in the event of termination by Vodafone as a result of a change of recommendation of the Verizon Board of Directors or (iii) $10.0 billion in the event of a termination by Vodafone as a result of a financing failure as defined in the Stock Purchase Agreement. Vodafone must pay to Verizon a termination fee of $1.55 billion in the event of (i) a termination by either party as a result of failure to obtain Vodafone shareholder approval of the Vodafone sale resolutions, (ii) a termination by Verizon as a result of a change of recommendation of the Vodafone Board of Directors or (iii) a termination by Vodafone as a result of a Vodafone material adverse financial effect as defined in the Stock Purchase Agreement. If the Stock Purchase Agreement is terminated by either party for a material incurable or uncured breach, the breaching party must reimburse the terminating party’s out-of-pocket expenses, subject to a limit of $1.55 billion.

In accordance with the accounting standard on consolidation, a change in a parent’s ownership interest while the parent retains a controlling financial interest in its subsidiary is accounted for as an equity transaction and remeasurement of assets and liabilities of previously controlled and consolidated subsidiaries is not permitted. As a result, we will account for the Wireless Transaction by adjusting the carrying amount of the noncontrolling interest to reflect the change in Verizon’s ownership interest in Verizon Wireless. Any difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted will be recognized in equity attributable to Verizon.

Omnitel Transaction

Verizon and Vodafone have agreed to implement the transfer of the Omnitel Interest (the Omnitel Transaction) by a subsidiary of Verizon to a subsidiary of Vodafone in connection with the Wireless Transaction pursuant to a separate share purchase agreement. The completion of the Wireless Transaction is a condition to the completion of the Omnitel Transaction. However, completion of the Omnitel Transaction is not a condition to the completion of the Wireless Transaction. If the Omnitel Transaction does not close concurrently with the Wireless Transaction, Verizon has agreed to issue a note to Seller in the amount of $3.5 billion, which note will be surrendered to the Verizon subsidiary upon completion of the Omnitel Transaction in payment for the Omnitel Interest. Either party may terminate the Omnitel share purchase agreement if the Omnitel Transaction has not been consummated by the second anniversary of the completion of the Wireless Transaction. The Omnitel Note would mature upon such termination and may be settled in cash, Verizon common stock or a combination thereof, at Verizon’s election. We expect to recognize a gain on the disposal of the Omnitel interest.

Verizon Notes

The Stock Purchase Agreement provides that the Verizon Notes will be issued pursuant to Verizon’s existing indenture. The Verizon Notes will be issued in two separate series, with $2.5 billion due on the eighth anniversary of the closing of the Wireless Transaction and $2.5 billion due on the eleventh anniversary of the closing of the Wireless Transaction. The Verizon Notes will bear interest at a floating rate equal to three-month LIBOR, plus an agreed margin, which rate will be reset quarterly, with interest payable quarterly in arrears, beginning three months after closing of the Wireless Transaction. The indenture that will govern the Verizon Notes contains certain negative covenants, including a negative pledge covenant and a merger or similar transaction covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. An event of default for either series of the Verizon Notes may result in acceleration of the entire principal amount of all debt securities of that series. Beginning two years after the closing of the Wireless Transaction, Verizon may redeem all or any portion of the outstanding Verizon Notes held by Vodafone or any of its affiliates for a redemption price of 100% of the principal amount plus accrued and unpaid interest. The Verizon Notes may only be transferred by Vodafone to third parties in specified amounts during specified periods, commencing January 1, 2017. The Verizon Notes held by third parties will not be redeemable. Verizon has agreed to file a registration statement with respect to the Verizon Notes at least three months prior to the Verizon Notes becoming transferable.

Other Consideration

Included in the other consideration to be paid to Vodafone is the indirect assumption of long-term obligations with respect to 5.143% Class D and Class E cumulative preferred stock issued by one of the Purchased Entities. Both the Class D (825,000 shares outstanding) and Class E shares (825,000 shares outstanding) are mandatorily redeemable in April 2020 at $1,000 per share plus any accrued and unpaid dividends. Dividends accrue at 5.143% per annum and will be treated as interest expense. Both the Class D and Class E shares will be classified as liability instruments and will be recorded at fair value as determined at the closing of the Wireless Transaction.

Spectrum License Transactions

During the first quarter of 2013, we completed license exchange transactions with T-Mobile License LLC (T-Mobile) and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain Advanced Wireless Services (AWS) licenses. These non-cash exchanges include a number of intra-market swaps that will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value and recorded an immaterial gain.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of Federal Communications Commission (FCC) Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T Inc. (AT&T) in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. During the third quarter of 2013, after receiving the required regulatory approvals, Verizon Wireless completed these spectrum license transactions. As a result, we received $0.5 billion of AWS licenses at fair value and we recorded a pretax gain of approximately $0.3 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and nine months ended September 30, 2013. We are still exploring various options regarding the 700 MHz A block licenses. We expect to deploy any licenses for which we do not enter a sale or swap transaction to meet network capacity requirements.

Technology Innovation Joint Venture

In August 2013, Verizon Wireless and affiliates of Comcast Corporation, Time Warner Cable and Bright House Networks (cable companies) dissolved the technology innovation joint venture they had formed in 2011 for the development of technology to better integrate wireline and wireless products and services. Verizon Wireless and the cable companies, together with cable provider Cox Communications, continue to market certain of each other’s products under the agent agreements also entered into in 2011.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2013	$77,744
Acquisitions (Note 2)	574
Dispositions (Note 2)	(2,338)
Capitalized interest on wireless licenses	419
Reclassifications, adjustments and other	104

Balance at September 30, 2013	$76,503

Reclassifications, adjustments and other includes the exchange of wireless licenses completed during the first quarter of 2013. See Note 2 for additional details.

At September 30, 2013, approximately $7.7 billion of Wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Total
Balance at January 1, 2013	$18,172	$5,967	$24,139
Acquisitions	203	–	203
Reclassifications, adjustments and other	–	(3)	(3)

Balance at September 30, 2013	$18,375	$5,964	$24,339

The increase in Goodwill at September 30, 2013 was recorded by Verizon Wireless upon obtaining control of previously unconsolidated wireless partnerships, which were previously accounted for under the equity method and are now consolidated. This resulted in an immaterial gain recorded during the nine months ended September 30, 2013.

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At September 30, 2013			At December 31, 2012
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$3,592	$(2,589)	$1,003	$3,556	$(2,338)	$1,218
Non-network internal-use software (3 to 7 years)	11,366	(7,015)	4,351	10,415	(6,210)	4,205
Other (2 to 25 years)	736	(358)	378	802	(292)	510

Total	$15,694	$(9,962)	$5,732	$14,773	$(8,840)	$5,933

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2013	$ 398	$ 1,183
2012	384	1,112

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2013	$ 1,574
2014	1,404
2015	1,154
2016	914
2017	723

4.	Debt

Changes to debt during the nine months ended September 30, 2013 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2013	$4,369	$47,618	$51,987
Proceeds from long-term borrowings	–	49,166	49,166
Repayments of long-term borrowings and capital leases obligations	(2,142)	(250)	(2,392)
Decrease in short-term obligations, excluding current maturities	(324)	–	(324)
Reclassifications of long-term debt	6,045	(6,045)	–
Other	254	449	703

Balance at September 30, 2013	$8,202	$90,938	$99,140

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

During September 2013, in connection with the Wireless Transaction, we issued $49.0 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $48.7 billion, net of discounts and issuance costs. The issuances consisted of the following: $2.25 billion aggregate principal amount of floating rate Notes due 2016 that bear interest at a rate equal to three-month LIBOR plus 1.53% which rate will be reset quarterly, $1.75 billion aggregate principal amount of floating rate Notes due 2018 that bear interest at a rate equal to three-month LIBOR plus 1.75% which rate will be reset quarterly, $4.25 billion aggregate principal amount of 2.50% Notes due 2016, $4.75 billion aggregate principal amount of 3.65% Notes due 2018, $4.0 billion aggregate principal amount of 4.50% Notes due 2020, $11.0 billion aggregate principal amount of 5.15% Notes due 2023, $6.0 billion aggregate principal amount of 6.40% Notes due 2033 and $15.0 billion aggregate principal amount of 6.55% Notes due 2043 (collectively, the new notes). The proceeds of the new notes will be used to finance, in part, the Wireless Transaction and to pay related fees and expenses. In the event that (i) the Wireless Transaction is not completed on or prior to September 2, 2014 or (ii) the Stock Purchase agreement is terminated on or prior to such date, we are required to redeem each series of new notes at 101% of the aggregate principal amount of such series, plus accrued and unpaid interest. As a result of the issuance of the new notes, we incurred interest expense related to the Wireless Transaction of $0.1 billion during the three and nine months ended September 30, 2013.

During October 2013, $0.3 billion of 4.75% Verizon New England Inc. Debentures matured and were repaid.

Term Loan Agreement

During October 2013, we entered into a term loan agreement with a group of major financial institutions pursuant to which we may draw up to $12.0 billion to finance, in part, the Wireless Transaction and to pay transaction costs. Half of any loans under the term loan agreement will have a maturity of three years and the other half will have a maturity of five years (the 5-Year Loans). The 5-Year Loans will provide for the partial amortization of principal during the last two years that they are outstanding. Loans under the term loan agreement will bear interest at floating rates. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings reach a certain level.

As a result of our entry into additional debt agreements to finance the Wireless Transaction, we expect to incur fees of approximately $0.7 billion, which includes fees associated with the bridge credit agreement noted below.

Bridge Credit Agreement

During September 2013, we entered into a $61.0 billion bridge credit agreement with a group of major financial institutions. The credit agreement provided us with the ability to borrow up to $61.0 billion to finance, in part, the Wireless Transaction and to pay related transaction costs. Following the September 2013 issuance of the notes described above, borrowing availability under the bridge credit agreement was reduced to $12.0 billion. Following the effectiveness of the term loan agreement in October 2013, as described above, the bridge credit agreement was terminated in accordance with its terms and as such, the related fees of $0.2 billion will be recognized in the fourth quarter of 2013.

Other Credit Facilities

On August 13, 2013, we amended our $6.2 billion credit facility with a group of major financial institutions to extend the maturity date to August 12, 2017. As of September 30, 2013, the unused borrowing capacity under this credit facility was approximately $6.1 billion.

During October 2013, we entered into a $2.0 billion 364-day revolving credit agreement with a group of major financial institutions. Although effective as of October 2013, we may not draw on this revolving credit agreement prior to the completion of the Wireless Transaction. We may use borrowings under the 364-day credit agreement for general corporate purposes. The 364-day revolving credit agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, this agreement requires us to maintain a leverage ratio (as defined in the agreement) not in excess of 3.50:1.00, until our credit ratings reach a certain level.

Early Debt Redemption

During October 2013, we announced that our subsidiary, Verizon New York Inc., will redeem the entire outstanding principal amount of its $0.3 billion 6.70% Debentures due November 1, 2023. The redemption date for the securities will be November 18, 2013 (the Redemption Date). The redemption price will be equal to 100% of the principal amount of these securities, plus accrued and unpaid interest to the Redemption Date, and will be payable on the Redemption Date.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of September 30, 2013, $3.8 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2013, $1.7 billion principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

5.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Cash and cash equivalents:
Fixed income securities	$3,000	$–	$–	$3,000
Short-term investments:
Equity securities	367	–	–	367
Fixed income securities	–	264	–	264
Other current assets:
Interest rate swaps	–	16	–	16
Other assets:
Fixed income securities	–	885	–	885
Cross currency swaps	–	142	–	142

Total	$3,367	$1,307	$–	$4,674

(1)	quoted prices in active markets for identical assets or liabilities
(2)	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	no observable pricing inputs in the market

Equity securities consist of investments in common stock of domestic and international corporations measured using quoted prices in active markets.

Fixed income securities consist primarily of investments in U.S. Treasuries, as well as municipal bonds. We use quoted prices in active markets for our U.S. Treasury securities, and therefore these securities are classified as Level 1. For all other fixed income securities that do not have quoted prices in active markets, we use alternative matrix pricing resulting in these debt securities being classified as Level 2.

Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments. Our derivative instruments are recorded on a gross basis.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2013.

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

	At September 30, 2013		At December 31, 2012
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$98,839	$107,401	$51,689	$61,552

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

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. During the second quarter of 2013, interest rate swaps with a notional value of $1.25 billion matured and the impact to our condensed consolidated financial statements was not material. During the third quarter of 2013, we entered into interest rate swaps with a notional value of $1.8 billion. The fair value of these contracts was not material at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the total notional amount of the interest rate swaps was $1.8 billion.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income, net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $0.1 billion at September 30, 2013 and was not material at December 31, 2012. During the three and nine months ended September 30, 2013, a pretax gain of $0.1 billion and an immaterial pretax loss, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2012, the pretax gains recognized in Other comprehensive income (loss) were not material.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, beginning of year	18,669	39,463
Granted	4,739	7,182
Payments	(7,237)	(22,703)
Cancelled/Forfeited	(122)	(436)

Outstanding, September 30, 2013	16,049	23,506

As of September 30, 2013, unrecognized compensation expense related to the unvested portion of outstanding RSUs and PSUs was approximately $0.5 billion and is expected to be recognized over approximately two years.

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

Net Periodic Benefit Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended September 30,	2013	2012	2013	2012
Service cost	$99	$89	$79	$92
Amortization of prior service cost (credit)	2	(1)	(62)	(8)

Subtotal	101	88	17	84
Expected return on plan assets	(311)	(442)	(36)	(44)
Interest cost	251	362	273	327

Net periodic benefit cost	$41	$8	$254	$367

(dollars in millions)	Pension		Health Care and Life

Nine Months Ended September 30,	2013	2012	2013	2012
Service cost	$296	$268	$238	$277
Amortization of prior service cost (credit)	5	(3)	(185)	(26)

Subtotal	301	265	53	251
Expected return on plan assets	(933)	(1,327)	(108)	(129)
Interest cost	752	1,086	821	980

Subtotal	120	24	766	1,102
Remeasurement (gain) loss, net	(237)	–	–	–

Net periodic benefit (income) cost	$(117)	$24	$766	$1,102

Pension Remeasurement

During the second quarter of 2013, we recorded net pretax pension remeasurement credits of approximately $0.2 billion, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement credits relate to settlements for employees who received lump-sum distributions. The credits were primarily driven by an approximately 75 basis point increase in our discount rate assumption used to determine the current year liabilities of one of our pension plans. The change in discount rate resulted in a gain of $0.3 billion, partially offset by a loss resulting from the difference between our expected return on assets assumption of 7.5% at December 31, 2012 and our annualized actual return on assets of 7.2% at June 30, 2013, as well as other losses ($0.1 billion). Our weighted-average discount rate assumption increased from 4.2% at December 31, 2012 to 5.0% at June 30, 2013.

During the three months ended September 30, 2013, as a result of the settlements noted above, we performed a pension remeasurement in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. This remeasurement was not material to our condensed consolidated statement of income for the period.

Severance Payments

During the three and nine months ended September 30, 2013, we paid severance benefits of $0.1 billion and $0.3 billion, respectively. At September 30, 2013, we had a remaining severance liability of $0.7 billion, a portion of which includes future contractual payments to employees separated as of September 30, 2013.

Employer Contributions

During the three and nine months ended September 30, 2013, we contributed $0.4 billion and $1.1 billion to our other postretirement benefit plans, respectively. The contributions to our qualified pension plans were not material during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2013, we contributed an immaterial amount and $0.1 billion to our nonqualified pension plans, respectively. There have been no material changes to the estimated qualified and nonqualified pension contributions in 2013 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

8.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$33,157	$52,376	$85,533

Net income	6,430	9,201	15,631
Other comprehensive loss	(117)	(11)	(128)

Comprehensive income	6,313	9,190	15,503

Contributed capital	(72)	–	(72)
Dividends declared	(4,464)	–	(4,464)
Common stock in treasury	101	–	101
Distributions and other	(50)	(6,286)	(6,336)

Balance at September 30, 2013	$34,985	$55,280	$90,265

Noncontrolling interests included in our condensed consolidated financial statements primarily consist of Vodafone’s 45% ownership interest in Verizon Wireless.

Common Stock

During the first quarter of 2013, Verizon purchased approximately 3.5 million shares under our authorized share buyback program for approximately $0.2 billion. At September 30, 2013, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 96.5 million.

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

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2013	$793	$88	$101	$1,253	$2,235
Other comprehensive income	4	–	12	–	16
Amounts reclassified to net income	–	(12)	(13)	(108)	(133)

Net other comprehensive income (loss)	4	(12)	(1)	(108)	(117)

Balance at September 30, 2013	$797	$76	$100	$1,145	$2,118

The amounts presented above in net other comprehensive income (loss) are net of taxes and noncontrolling interests, which are not significant. For the nine months ended September 30, 2013, the amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and sales and Selling, general and administrative expense on our condensed consolidated statements of income. For the nine months ended September 30, 2013, all other amounts reclassified to net income in the table above are included in Other income, net on our condensed consolidated statements of income.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
External Operating Revenues
Wireless
Retail service	$16,764	$15,523	$49,327	$45,610
Other service	737	616	1,950	1,684

Service revenue	17,501	16,139	51,277	47,294

Equipment	1,921	1,855	5,679	5,456
Other	952	1,008	2,866	3,057

Total Wireless	20,374	19,002	59,822	55,807

Wireline
Consumer retail	3,709	3,554	10,941	10,473
Small business	650	667	1,945	1,990

Mass Markets	4,359	4,221	12,886	12,463

Strategic services	2,112	2,010	6,278	5,962
Core	1,551	1,769	4,760	5,488

Global Enterprise	3,663	3,779	11,038	11,450

Global Wholesale	1,412	1,512	4,320	4,666
Other	112	120	330	373

Total Wireline	9,546	9,632	28,574	28,952

Total segments	29,920	28,634	88,396	84,759
Corporate, eliminations and other	359	373	1,089	1,042

Total consolidated – reported	$30,279	$29,007	$89,485	$85,801

Intersegment Revenues
Wireless	$25	$22	$76	$67
Wireline	268	282	804	838

Total segments	293	304	880	905
Corporate, eliminations and other	(293)	(304)	(880)	(905)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireless	$20,399	$19,024	$59,898	$55,874
Wireline	9,814	9,914	29,378	29,790

Total segments	30,213	28,938	89,276	85,664
Corporate, eliminations and other	66	69	209	137

Total consolidated – reported	$30,279	$29,007	$89,485	$85,801

Operating Income
Wireless	$6,886	$6,047	$19,768	$16,977
Wireline	155	41	242	386

Total segments	7,041	6,088	20,010	17,363
Reconciling items	87	(605)	(105)	(1,034)

Total consolidated – reported	$7,128	$5,483	$19,905	$16,329

(dollars in millions)	At September 30, 2013	At December 31, 2012
Assets
Wireless	$148,328	$142,485
Wireline	86,593	84,815

Total segments	234,921	227,300
Reconciling items	41,754	(2,078)

Total consolidated – reported	$276,675	$225,222

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Total segment operating income	$7,041	$6,088	$20,010	$17,363
Gain on spectrum license transactions (Note 2)	278	–	278	–
Pension remeasurement (Note 7)	–	–	237	–
Litigation settlements (Note 10)	–	(384)	–	(384)
Corporate, eliminations and other	(191)	(221)	(620)	(650)

Total consolidated operating income	7,128	5,483	19,905	16,329

Equity in earnings of unconsolidated businesses	19	62	134	237
Other income, net	20	10	84	63
Interest expense	(555)	(632)	(1,606)	(1,996)

Income Before Provision For Income Taxes	$6,612	$4,923	$18,517	$14,633

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2013 and 2012.

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

Verizon is currently involved in approximately 50 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved. In the third quarter of 2012, we settled a number of patent litigation matters, including cases with ActiveVideo Networks Inc. (ActiveVideo) and TiVo Inc. (TiVo). In connection with the settlements with ActiveVideo and TiVo, we recorded a charge of $0.4 billion in the third quarter of 2012 and will pay and recognize over the following six years an additional $0.2 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Our offerings, designed to meet customers’ demand for speed, mobility, security and control, include voice, data and video services on our wireless and wireline networks. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including voice, broadband data and video services, network access, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 178,300 employees as of September 30, 2013.

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

In our Wireless business, during the three months ended September 30, 2013 compared to the similar period in 2012, revenue growth of 7.2% was driven by connection growth and the demand for smartphones and Internet data devices. At September 30, 2013, we experienced a 5.3% increase in retail postpaid connections as compared to September 30, 2012, with smartphones representing 67.2% of our retail postpaid phone base at September 30, 2013. Also during the three months ended September 30, 2013, postpaid smartphone activations represented 84.9% of phones activated compared to 77.3% in the similar period in 2012.

Our fourth-generation (4G) Long-Term Evolution (LTE) network covers our existing 3G network footprint. Our 4G LTE network is available in more than 500 markets to approximately 97% of the U.S. population and covers approximately 303 million people, including those in areas served by our LTE in Rural America partners. Our 4G LTE network provides higher data throughput performance for data services at lower cost compared to those offered by 3G technologies. On August 25, 2013, we launched the new Verizon Edge device payment plan option which allows customers to trade in their phone for a new phone as often as every six months, subject to certain conditions. In September 2013, over 63% of our total data traffic was carried on our 4G LTE network.

In Wireline, during the three months ended September 30, 2013 compared to the similar period in 2012, the 1.0% overall decline in revenue was primarily due to declines in Global Enterprise Core and Global Wholesale, partially offset by revenue increases in Consumer retail driven by FiOS services and Strategic services within Global Enterprise. FiOS represented approximately 72% of Consumer retail revenue during the three months ended September 30, 2013 compared to approximately 66% during the similar period in 2012. As the FiOS products mature, we continue to seek ways to increase incremental revenue and further realize operating and capital efficiencies as well as maximize profitability. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing multiple home services that will eventually be part of the digital grid, including not only entertainment and communications, but also machine-to-machine communications, such as home monitoring, home health care, energy management and utilities management.

Also positively contributing to Wireline’s revenues during the three months ended September 30, 2013 was a 5.2% increase in Strategic services revenue, which represented 58% of total Global Enterprise revenues. However, total Global Enterprise and Global Wholesale revenues declined as customers continue to be adversely affected by the economy, resulting in delayed discretionary spending and delayed purchasing decisions. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing.

During the first quarter of 2013, we completed license exchange transactions with T-Mobile License LLC (T-Mobile) and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain Advanced Wireless Services (AWS) licenses. These non-cash exchanges include a number of intra-market swaps that will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value and recorded an immaterial gain.

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of Federal Communications Commission (FCC) Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T Inc. (AT&T) in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. During the third quarter of 2013, after receiving the required regulatory approvals, Verizon Wireless completed these spectrum license transactions. As a result, we received $0.5 billion of AWS licenses at fair value and we recorded a pretax gain of approximately $0.3 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and nine months ended September 30, 2013. We are still exploring various options regarding the 700 MHz A block licenses. We expect to deploy any licenses for which we do not enter a sale or swap transaction to meet network capacity requirements.

On September 2, 2013, we announced that we had entered into a definitive agreement to acquire Vodafone Group Plc’s (Vodafone) indirect 45% interest in Cellco Partnership d/b/a Verizon Wireless for consideration totaling approximately $130 billion. The consideration to be paid will be primarily comprised of cash and Verizon common stock, as well as other consideration. See “Acquisitions and Divestitures” for additional information.

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

Trends

Our 2013 capital program includes capital to fund advanced networks and services, including 4G LTE and FiOS, the continued expansion of our core networks, including IP and data center enhancements, maintenance and support for our legacy voice networks and other expenditures to drive operating efficiencies. The level and the timing of the Company’s capital expenditures within these broad categories can vary significantly as a result of a variety of factors outside our control, including, for example, material weather events. We believe that we have significant discretion over the amount and timing of our capital expenditures on a Company-wide basis as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events. Previously, we expected our full year capital expenditures for 2013 to be consistent with 2012. During 2013, strong connections growth driven by 4G LTE and our Share Everything® plans has resulted in expectations for higher demand, and for this reason, we now expect capital expenditures during 2013 to be approximately $16.6 billion.

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

Consolidated Revenues

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Wireless
Service revenue	$17,516	$16,154	$1,362	8.4%	$51,322	$47,340	$3,982	8.4%
Equipment and other	2,883	2,870	13	0.5	8,576	8,534	42	0.5

Total	20,399	19,024	1,375	7.2	59,898	55,874	4,024	7.2
Wireline
Mass Markets	4,359	4,225	134	3.2	12,890	12,473	417	3.3
Global Enterprise	3,668	3,781	(113)	(3.0)	11,057	11,453	(396)	(3.5)
Global Wholesale	1,669	1,782	(113)	(6.3)	5,082	5,470	(388)	(7.1)
Other	118	126	(8)	(6.3)	349	394	(45)	(11.4)

Total	9,814	9,914	(100)	(1.0)	29,378	29,790	(412)	(1.4)
Corporate, eliminations and other	66	69	(3)	(4.3)	209	137	72	52.6

Consolidated Revenues	$30,279	$29,007	$1,272	4.4	$89,485	$85,801	$3,684	4.3

The increase in consolidated revenues during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 was primarily due to higher revenues at Wireless, as well as higher Mass Markets revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise at our Wireline segment. Partially offsetting these increases were lower Global Enterprise Core and Global Wholesale revenues at our Wireline segment.

Wireless’ revenues increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to growth in service revenue. Service revenue increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of smartphones, tablets and other Internet devices through our Share Everything® plans. During the three months ended September 30, 2013, retail postpaid connection net additions decreased compared to the similar period in 2012 primarily due to an increase in our retail postpaid connection churn rate and a decrease in retail postpaid connection gross additions. During the nine months ended September 30, 2013, retail postpaid connection net additions decreased compared to the similar period in 2012 primarily due to an increase in our retail postpaid connection churn rate, partially offset by an increase in retail postpaid connection gross additions. Retail postpaid connections per account increased as of September 30, 2013 compared to September 30, 2012, primarily due to the increased penetration of tablets and other Internet devices.

Wireline’s revenues decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily driven by declines in Global Enterprise Core and Global Wholesale, partially offset by higher Mass Markets revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets revenues increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to the expansion of FiOS services (Voice, Internet and Video), partially offset by the continued decline of local exchange revenues. During the nine months ended September 30, 2013 compared to the similar period in 2012, Mass Markets revenues also increased due to changes in our pricing strategies adopted in the third quarter of 2012.

Global Enterprise revenues decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to a decline in Core customer premise equipment revenues and lower voice services and data networking revenues. This decrease was partially offset by higher Strategic services revenues, primarily due to growth in advanced services, such as contact center solutions, IP communications and our cloud and data center offerings. During the three months ended September 30, 2013 compared to the similar period in 2012, the increase in Strategic services revenues was also due to growth in professional services. During the nine months ended September 30, 2013 compared to the similar period in 2012, the increase in Strategic services revenues included revenue from a telematics services business that we acquired in the third quarter of 2012.

Global Wholesale revenues decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to a decline in traditional voice revenues as a result of decreased minutes of use (MOUs) and a decline in domestic wholesale connections, partially offset by continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migrations from other core customers.

Other revenues decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to reduced volumes outside of our network footprint.

Consolidated Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Cost of services and sales	$10,960	$10,991	$(31)	(0.3)%	$32,925	$33,206	$(281)	(0.8)%
Selling, general and administrative expense	8,037	8,366	(329)	(3.9)	24,232	23,943	289	1.2
Depreciation and amortization expense	4,154	4,167	(13)	(0.3)	12,423	12,323	100	0.8

Consolidated Operating Expenses	$23,151	$23,524	$(373)	(1.6)	$69,580	$69,472	$108	0.2

Cost of Services and Sales

Cost of services and sales decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to decreases in network connection costs, costs for data services and data roaming at our Wireless segment, as well as decreases in costs related to customer premise equipment and a decline in access costs at our Wireline segment. Partially offsetting these decreases were higher content costs associated with continued FiOS subscriber growth and vendor rate increases at our Wireline segment, as well as increases in cost of equipment sales and cost of network services at our Wireless segment.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended September 30, 2013 compared to the similar period in 2012 primarily due to the non-operational items noted in the table below as well as declines in employee costs at our Wireline segment. Partially offsetting these decreases was higher sales commission expense at our Wireless segment.

Selling, general and administrative expense increased during the nine months ended September 30, 2013 compared to the similar period in 2012 primarily due to higher sales commission expense at our Wireless segment and higher transaction and property tax expenses at our Wireline segment, partially offset by the non-operational items noted in the table below and declines in employee costs at our Wireline segment.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three months ended September 30, 2013 compared to the similar periods in 2012 primarily due to decreases in net depreciable assets and amortization expense related to customer lists at our Wireline segment, partially offset by increases in net depreciable assets at our Wireless segment as well as an increase in amortization expense related to non-network software and other intangible assets at our Wireline segment.

Depreciation and amortization expense increased during the nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to an increase in net depreciable assets at our Wireless segment and an increase in amortization expense related to non-network software and other intangible assets at our Wireline segment, partially offset by a decline in net depreciable assets and lower amortization expense related to customer lists at our Wireline segment.

Non-operational Credits (Charges)

Non-operational credits (charges) included in operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Gain on spectrum license transactions	$278	$–	$278	$–
Pension remeasurement	–	–	237	–
Litigation settlements	–	(384)	–	(384)

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

Operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates will be updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains/losses. During the second quarter of 2013, we recorded pension remeasurements in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. During the third quarter of 2013, as a result of the previously recorded settlements, we performed a pension remeasurement, which was not material. In the fourth quarter of 2013, we expect to remeasure our pension assets and liabilities based on updated actuarial assumptions. These remeasurements could result in significant charges or credits to one or more of our pension plans.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2013	2012	2013	2012
Consolidated Operating Income	$7,128	$5,483	$19,905	$16,329
Add Depreciation and amortization expense	4,154	4,167	12,423	12,323

Consolidated EBITDA	11,282	9,650	32,328	28,652

Less Gain on spectrum license transactions	(278)	–	(278)	–
Less Pension remeasurement	–	–	(237)	–
Add Litigation settlements	–	384	–	384

Consolidated Adjusted EBITDA	$11,004	$10,034	$31,813	$29,036

The changes in the table above during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 were a result of the factors described in connection with operating revenues and operating expenses above.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses decreased $43 million and $103 million during the three and nine months ended September 30, 2013, respectively, compared to the similar periods in 2012 primarily due to lower earnings from operations at Vodafone Omnitel N.V. (Vodafone Omnitel). In addition, the decrease during the nine months ended September 30, 2013 was partially offset by an immaterial gain recorded by Verizon Wireless upon obtaining control of previously unconsolidated wireless partnerships, which were previously accounted for under the equity method and are now consolidated.

Other Income, Net

Additional information relating to Other income, net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Interest income	$14	$14	$–	–%	$41	$44	$(3)	(6.8)%
Foreign exchange gains (losses), net	(6)	(10)	4	(40.0)	12	(3)	15	nm
Other, net	12	6	6	100.0	31	22	9	40.9

Total	$20	$10	$10	100.0	$84	$63	$21	33.3

nm – not meaningful

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Total interest costs on debt balances	$745	$737	$8	1.1%	$2,159	$2,234	$(75)	(3.4)%
Less capitalized interest costs	190	105	85	81.0	553	238	315	nm

Total	$555	$632	$(77)	(12.2)	$1,606	$1,996	$(390)	(19.5)

Average debt outstanding	$56,636	$52,515			$54,524	$52,555
Effective interest rate	5.3%	5.6%			5.3%	5.7%

nm – not meaningful

Total interest costs on debt balances increased during the three months ended September 30, 2013 compared to the similar period in 2012 due to the issuance of fixed and floating rate notes to finance the Wireless Transaction (see “Acquisitions and Divestitures”) resulting in an increase in average debt as well as an incremental increase in interest expense of $0.1 billion. Total interest costs on debt balances decreased during the nine months ended September 30, 2013 compared to the similar period in 2012 due to a lower effective interest rate (see “Consolidated Financial Condition”). Capitalized interest costs were higher in 2013 primarily due to increases in wireless licenses that are currently under development.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Provision for income taxes	$1,034	$631	$403	63.9%	$2,886	$2,150	$736	34.2%
Effective income tax rate	15.6%	12.8%			15.6%	14.7%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective income tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone’s noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 16.1 and 15.6 percentage points lower during the three months ended September 30, 2013 and 2012, respectively, and 15.4 and 14.9 percentage points lower during the nine months ended September 30, 2013 and 2012, respectively.

The increase in the provision for income taxes and effective income tax rate during the three months ended September 30, 2013 compared to the similar period in 2012 is primarily due to higher income before income taxes as well as income tax charges resulting from state income tax legislation enacted in the current period.

The increase in the provision for income taxes and effective income tax rate during the nine months ended September 30, 2013 compared to the similar period in 2012 is primarily due to higher income before income taxes, partially offset by higher tax benefits resulting from the favorable resolution of various income tax matters in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $2.2 billion at September 30, 2013 and $2.9 billion at December 31, 2012. Interest and penalties related to unrecognized tax benefits were $0.3 billion (after-tax) and $0.4 billion (after-tax) at September 30, 2013 and December 31, 2012, respectively. The decrease in unrecognized tax benefits was primarily due to the resolution of issues with the Internal Revenue Service (IRS) involving tax years 2004 through 2006, as well as the resolution of a tax examination in Italy.

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

Net Income Attributable to Noncontrolling Interests

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Net income attributable to noncontrolling interests	$3,346	$2,699	$647	24.0%	$9,201	$7,379	$1,822	24.7%

The increase in Net income attributable to noncontrolling interests during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 was due to higher earnings in our Wireless segment, which has a 45% noncontrolling partnership interest attributable to Vodafone.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
(dollars in millions,	September 30,		Increase/		September 30,		Increase/
except ARPA)	2013	2012	(Decrease)		2013	2012	(Decrease)
Retail service	$16,776	$15,538	$1,238	8.0%	$49,367	$45,654	$3,713	8.1%
Other service	740	616	124	20.1	1,955	1,686	269	16.0

Service revenue	17,516	16,154	1,362	8.4	51,322	47,340	3,982	8.4
Equipment and other	2,883	2,870	13	0.5	8,576	8,534	42	0.5

Total Operating Revenues	$20,399	$19,024	$1,375	7.2	$59,898	$55,874	$4,024	7.2

Connections (‘000):(1)
Retail connections					101,150	95,899	5,251	5.5
Retail postpaid connections					95,185	90,354	4,831	5.3

Net additions in period (‘000):(2)
Retail connections	1,061	1,763	(702)	(39.8)	2,819	3,675	(856)	(23.3)
Retail postpaid connections	927	1,535	(608)	(39.6)	2,545	2,924	(379)	(13.0)

Churn Rate:
Retail connections	1.28%	1.18%			1.27%	1.18%
Retail postpaid connections	0.97%	0.91%			0.97%	0.90%

Account Statistics:
Retail postpaid ARPA	$155.74	$145.42	$10.32	7.1	$152.84	$143.11	$9.73	6.8
Retail postpaid accounts (‘000)(1)					34,972	34,796	176	0.5
Retail postpaid connections per account(1)					2.72	2.60	0.12	4.6

(1) As of end of period

(2) Excluding acquisitions and adjustments

The increase in Wireless’ total operating revenues during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 was primarily the result of growth in service revenue.

Accounts and Connections

Retail (non-wholesale) postpaid accounts represent retail customers under contract with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Accounts include single connection plans, family plans, Share Everything® plans and corporate accounts. A single account may receive monthly wireless services for a variety of connected devices. Retail connections represent our retail customer device connections. Churn is the rate at which service to connections is terminated.

Retail connections under an account may include: smartphones, basic phones, Home Phone Connect, Home Fusion, tablets, and other Internet devices. We expect to continue to experience retail connection growth based on the strength of our product offerings and network service quality. Retail postpaid connection net additions decreased during the three months ended September 30, 2013 compared to the similar period in 2012 primarily due to an increase in our retail postpaid connection churn rate and a decrease in retail postpaid connection gross additions. Retail postpaid connection net additions decreased during the nine months ended September 30, 2013 compared to the similar period in 2012 primarily due to an increase in our retail postpaid connection churn rate, partially offset by an increase in retail postpaid connection gross additions.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased as of September 30, 2013 compared to September 30, 2012, primarily due to the increased penetration of tablets and other Internet devices.

Service Revenue

Service revenue increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of smartphones, tablets and other Internet devices through our Share Everything plans. The penetration of smartphones was driven by the activation of smartphones by new customers as well as existing customers migrating from basic phones to smartphones.

The increase in retail postpaid ARPA (the average revenue per account from retail postpaid accounts) during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 was primarily driven by increases in smartphone penetration and retail postpaid connections per account. As of September 30, 2013, we experienced a 4.6% increase in retail postpaid connections per account, compared to September 30, 2012, with smartphones representing 67.2% of our retail postpaid phone base as of September 30, 2013 compared to 53.2% as of September 30, 2012. The increased penetration in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 10.2% of our retail postpaid connection base as of September 30, 2013 compared to 8.8% as of September 30, 2012, primarily due to activations of tablets and other Internet devices. Additionally, during the nine months ended September 30, 2013, postpaid smartphone activations represented 84.5% of phones activated compared to 73.4% in the similar period in 2012.

Other service revenue increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 due to growth in wholesale connections, partially offset by a decrease in revenue related to third party roaming.

Equipment and Other Revenue

Equipment and other revenue increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to increases in revenue related to upgrade fees and equipment sales, partially offset by a decline in regulatory fees.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Cost of services and sales	$5,652	$5,690	$(38)	(0.7)%	$17,102	$17,158	$(56)	(0.3)%
Selling, general and administrative expense	5,801	5,250	551	10.5	16,915	15,773	1,142	7.2
Depreciation and amortization expense	2,060	2,037	23	1.1	6,113	5,966	147	2.5

Total Operating Expenses	$13,513	$12,977	$536	4.1	$40,130	$38,897	$1,233	3.2

Cost of Services and Sales

Cost of services and sales decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to a decrease in network connection costs due to the deployment of Ethernet backhaul facilities primarily targeted at sites upgrading to 4G LTE, a decline in cost for data services and decreased data roaming, partially offset by an increase in cost of equipment sales and an increase in cost of network services.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to higher sales commission expense in our indirect channel. Indirect sales commission expense increased $0.3 billion and $1.0 billion during the three and nine months ended September 30, 2013, respectively, compared to the similar periods in 2012 primarily as a result of an increase in the average commission per unit, as the mix of units continues to shift toward smartphones as more customers activate data services.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Segment Operating Income	$6,886	$6,047	$839	13.9%	$19,768	$16,977	$2,791	16.4%
Add Depreciation and amortization expense	2,060	2,037	23	1.1	6,113	5,966	147	2.5

Segment EBITDA	$8,946	$8,084	$862	10.7	$25,881	$22,943	$2,938	12.8

Segment operating income margin	33.8%	31.8%			33.0%	30.4%
Segment EBITDA service margin	51.1%	50.0%			50.4%	48.5%

The changes in the table above during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Non-recurring or non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Gain on spectrum license transactions	$278	$–	$278	$–

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Consumer retail	$3,709	$3,555	$154	4.3%	$10,941	$10,474	$467	4.5%
Small business	650	670	(20)	(3.0)	1,949	1,999	(50)	(2.5)

Mass Markets	4,359	4,225	134	3.2	12,890	12,473	417	3.3

Strategic services	2,115	2,010	105	5.2	6,281	5,962	319	5.4
Core	1,553	1,771	(218)	(12.3)	4,776	5,491	(715)	(13.0)

Global Enterprise	3,668	3,781	(113)	(3.0)	11,057	11,453	(396)	(3.5)

Global Wholesale	1,669	1,782	(113)	(6.3)	5,082	5,470	(388)	(7.1)
Other	118	126	(8)	(6.3)	349	394	(45)	(11.4)

Total Operating Revenues	$9,814	$9,914	$(100)	(1.0)	$29,378	$29,790	$(412)	(1.4)

Connections (‘000): (1)
Total voice connections					21,457	22,847	(1,390)	(6.1)

Total Broadband connections					8,995	8,768	227	2.6
FiOS Internet subscribers					5,946	5,280	666	12.6
FiOS Video subscribers					5,170	4,592	578	12.6

(1) As of end of period

Wireline’s revenues decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily driven by declines in Global Enterprise Core, Global Wholesale and Other revenues, partially offset by higher Consumer retail revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets

Mass Markets operations provide local exchange (basic service and end-user access) and long distance (including regional toll) voice services, as well as broadband services (including high-speed Internet, FiOS Internet and FiOS Video) to Consumer retail and Small business subscribers.

Mass Markets revenues increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to the expansion of FiOS services (Voice, Internet and Video), partially offset by the continued decline of local exchange revenues. During the nine months ended September 30, 2013 compared to the similar period in 2012 Mass Markets revenues also increased due to changes in our pricing strategies adopted in the third quarter of 2012.

We have continued to grow our subscriber base and consistently improved penetration rates within our FiOS service areas during the nine months ended September 30, 2013. As of September 30, 2013, we achieved penetration rates of 39.2% and 34.9% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 37.0% and 32.9% for FiOS Internet and FiOS Video, respectively, as of September 30, 2012.

The increase in Mass Markets revenues, driven by FiOS, was partially offset by the decline of local exchange revenues primarily due to a 4.9% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, VoIP (voice over internet protocol), broadband and cable services. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. There was also a decline in Small business retail voice connections, primarily reflecting competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers Strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to a decline in Core customer premise equipment revenues and lower voice services and data networking revenues, which consist of traditional circuit-based services such as frame relay, private line and Asynchronous Transfer Mode services. These core services declined compared to the similar periods in 2012 as our customer base continued to migrate to next generation IP services. The decline in customer premise equipment revenues reflects our focus on improving margins by continuing to de-emphasize sales of equipment that are not part of an overall enterprise solutions bundle as well as lower revenue from federal government customers. This decrease was partially offset by higher Strategic services revenues. Strategic services revenues increased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to growth in advanced services, such as contact center solutions, IP communications and our cloud and data center offerings. During the three months ended September 30, 2013 compared to the similar period in 2012, the increase in Strategic services revenues was also due to growth in professional services. During the nine months ended September 30, 2013 compared to the similar period in 2012 the increase in Strategic services revenues included revenue from a telematics services business that we acquired during the third quarter of 2012.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 primarily due to a decline in traditional voice revenues as a result of decreased MOUs and a 5.7% decline in domestic wholesale connections as of September 30, 2013 compared to September 30, 2012. The traditional voice product reductions are primarily due to competitors de-emphasizing their local market initiatives coupled with the effect of technology substitution. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition. Partially offsetting the overall decrease in wholesale revenue was a continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities as well as Ethernet migrations from other core customers. As a result of the customer upgrades, the number of core data circuits experienced an 11.0% decline as compared to the similar periods in 2012.

Other

Other revenues include such services as local exchange and long distance services outside of our network footprint and operator services which are no longer being marketed. The decrease in revenues from other services during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 was primarily due to reduced volumes outside of our network footprint.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Cost of services and sales	$5,483	$5,463	$20	0.4%	$16,347	$16,535	$(188)	(1.1)%
Selling, general and administrative expense	2,102	2,303	(201)	(8.7)	6,535	6,570	(35)	(0.5)
Depreciation and amortization expense	2,074	2,107	(33)	(1.6)	6,254	6,299	(45)	(0.7)

Total Operating Expenses	$9,659	$9,873	$(214)	(2.2)	$29,136	$29,404	$ (268)	(0.9)

Cost of Services and Sales

During the three months ended September 30, 2013, Cost of services and sales increased compared to the similar period in 2012 primarily due to higher content costs associated with continued FiOS subscriber growth and vendor rate increases. These increases were partially offset by a decrease in customer premise equipment which reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle, a decrease in access costs resulting primarily from declines in overall wholesale long distance volumes costs and the net effect of storm-related insurance recoveries.

During the nine months ended September 30, 2013, Cost of services and sales decreased compared to the similar period in 2012 primarily due to a decrease in customer premise equipment which reflects our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle, a decrease in access costs resulting primarily from declines in overall wholesale long distance volumes costs and the net effect of storm-related insurance recoveries. These decreases were partially offset by higher content costs associated with continued FiOS subscriber growth and vendor rate increases.

Selling, General and Administrative Expense

During the three months ended September 30, 2013, Selling, general and administrative expense decreased compared to the similar period in 2012 primarily due to declines in employee costs and advertising expenses.

During the nine months ended September 30, 2013, Selling, general and administrative expense decreased compared to the similar period in 2012 primarily due to declines in employee costs and rent expenses, partially offset by higher transaction and property tax expenses.

Depreciation and Amortization Expense

During the three and nine months ended September 30, 2013, Depreciation and amortization expense decreased compared to the similar periods in 2012 due to decreases in net depreciable assets and amortization expense related to customer lists, partially offset by an increase in amortization expense related to non-network software and other intangible assets.

Segment Operating Income and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2013	2012	(Decrease)		2013	2012	(Decrease)
Segment Operating Income	$155	$41	$114	nm	$242	$386	$(144)	(37.3)%
Add Depreciation and amortization expense	2,074	2,107	(33)	(1.6)%	6,254	6,299	(45)	(0.7)

Segment EBITDA	$2,229	$2,148	$81	3.8	$6,496	$6,685	$(189)	(2.8)

Segment operating income margin	1.6%	0.4%			0.8%	1.3%
Segment EBITDA margin	22.7%	21.7%			22.1%	22.4%

nm – not meaningful

The changes in the table above during the three and nine months ended September 30, 2013 compared to the similar periods in 2012 were primarily a result of the factors described in connection with operating revenues and operating expenses above.

Other Items

Gain on Spectrum License Transactions

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of FCC Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. During the third quarter of 2013, after receiving the required regulatory approvals, Verizon Wireless completed these spectrum license transactions. As a result, we received $0.5 billion of AWS licenses at fair value and we recorded a pretax gain of approximately $0.3 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and nine months ended September 30, 2013. We are still exploring various options regarding the 700 MHz A block licenses. We expect to deploy any licenses for which we do not enter a sale or swap transaction to meet network capacity requirements.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the spectrum license transactions described above.

Interest Expense Related to the Wireless Transaction

As a result of the issuance of the new notes, we incurred interest expense related to the Wireless Transaction of $0.1 billion during the three and nine months ended September 30, 2013 (see “Consolidated Financial Condition”).

Pension Remeasurement

During the second quarter of 2013, we recorded net pretax pension remeasurement credits of approximately $0.2 billion, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement credits relate to settlements for employees who received lump-sum distributions. The credits were primarily driven by an approximately 75 basis point increase in our discount rate assumption used to determine the current year liabilities of one of our pension plans. The change in discount rate resulted in a gain of $0.3 billion, partially offset by a loss resulting from the difference between our expected return on assets assumption of 7.5% at December 31, 2012 and our annualized actual return on assets of 7.2% at June 30, 2013, as well as other losses ($0.1 billion). Our weighted-average discount rate assumption increased from 4.2% at December 31, 2012 to 5.0% at June 30, 2013.

In accordance with our accounting policy for pension and other postretirement benefits, in the fourth quarter of 2013 we will remeasure our pension assets and liabilities based on updated actuarial assumptions. These remeasurements could result in significant charges or credits to one or more of our pension plans.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the pension remeasurement described above.

Litigation Settlements

In the third quarter of 2012, we settled a number of patent litigation matters, including cases with ActiveVideo Networks Inc. (ActiveVideo) and TiVo Inc. (TiVo). In connection with the settlements with ActiveVideo and TiVo, we recorded a charge of $0.4 billion in the third quarter of 2012 and will pay and recognize over the following six years an additional $0.2 billion.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the litigation settlements described above.

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change
Cash Flows Provided By (Used In)
Operating activities	$28,387	$24,758	$3,629
Investing activities	(10,023)	(15,425)	5,402
Financing activities	35,253	(12,981)	48,234

Increase (Decrease) In Cash and Cash Equivalents	$53,617	$(3,648)	$57,265

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends, repurchase Verizon common stock from time to time and invest in new businesses. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The cash portion of the purchase price for the Wireless Transaction will be primarily funded by the incurrence of third-party indebtedness (see “Acquisitions and Divestitures”). We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are primarily held domestically in diversified accounts and are invested to maintain principal and liquidity. Accordingly, we do not have significant exposure to foreign currency fluctuations.

The volatility in world debt and equity markets has not had a significant effect on our ability to access external financing. Our available external financing arrangements include credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We may also issue short-term debt through an active commercial paper program and have a $6.2 billion credit facility to support such commercial paper issuances. In addition, during October 2013, we entered into a $2.0 billion 364-day revolving credit agreement.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities during the nine months ended September 30, 2013 increased by $3.6 billion compared to the similar period in 2012 primarily due to higher consolidated earnings, and to a lesser extent, lower pension contributions.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2013	2012
Wireless	$6,720	$6,066
Wireline	4,467	4,617
Other	620	632

	$11,807	$11,315

Total as a percentage of revenue	13.2%	13.2%

The increase in capital expenditures during the nine months ended September 30, 2013 compared to the similar period in 2012 was primarily due to the continued build-out of our 4G LTE network, partially offset by lower capital expenditures at Wireline.

Acquisitions

During the nine months ended September 30, 2012, we paid approximately $3.8 billion to acquire wireless licenses primarily to meet future LTE capacity needs and enable LTE expansion. Additionally, during the third quarter of 2012, we acquired HUGHES Telematics, a provider of telematics services, for $0.6 billion.

Dispositions

During the nine months ended September 30, 2013, we completed spectrum license transactions. As a result, we received proceeds of $2.1 billion (see “Acquisitions and Divestitures”).

Cash Flows Provided By (Used In) Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2013 and 2012, net cash provided by (used in) financing activities was $35.3 billion and ($13.0) billion, respectively.

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

During September 2013, in connection with the Wireless Transaction, we issued $49.0 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $48.7 billion, net of discounts and issuance costs. The issuances consisted of the following: $2.25 billion aggregate principal amount of floating rate Notes due 2016 that bear interest at a rate equal to three-month LIBOR plus 1.53% which rate will be reset quarterly, $1.75 billion aggregate principal amount of floating rate Notes due 2018 that bear interest at a rate equal to three-month LIBOR plus 1.75% which rate will be reset quarterly, $4.25 billion aggregate principal amount of 2.50% Notes due 2016, $4.75 billion aggregate principal amount of 3.65% Notes due 2018, $4.0 billion aggregate principal amount of 4.50% Notes due 2020, $11.0 billion aggregate principal amount of 5.15% Notes due 2023, $6.0 billion aggregate principal amount of 6.40% Notes due 2033 and $15.0 billion aggregate principal amount of 6.55% Notes due 2043 (collectively, the new notes). The proceeds of the new notes will be used to finance, in part, the Wireless Transaction and to pay related fees and expenses. In the event that (i) the Wireless Transaction is not completed on or prior to September 2, 2014 or (ii) the Stock Purchase agreement is terminated on or prior to such date, we are required to redeem each series of new notes at 101% of the aggregate principal amount of such series, plus accrued and unpaid interest. As a result of the issuance of the new notes, we incurred interest expense related to the Wireless Transaction of $0.1 billion during the three and nine months ended September 30, 2013.

During October 2013, $0.3 billion of 4.75% Verizon New England Inc. Debentures matured and were repaid.

Term Loan Agreement

During October 2013, we entered into a term loan agreement with a group of major financial institutions pursuant to which we may draw up to $12.0 billion to finance, in part, the Wireless Transaction and to pay transaction costs. Half of any loans under the term loan agreement will have a maturity of three years and the other half will have a maturity of five years (the 5-Year Loans). The 5-Year Loans will provide for the partial amortization of principal during the last two years that they are outstanding. Loans under the term loan agreement will bear interest at floating rates. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings reach a certain level.

As a result of our entry into additional debt agreements to finance the Wireless Transaction, we expect to incur fees of approximately $0.7 billion, which includes fees associated with the bridge credit agreement noted below.

Bridge Credit Agreement

During September 2013, we entered into a $61.0 billion bridge credit agreement with a group of major financial institutions. The credit agreement provided us with the ability to borrow up to $61.0 billion to finance, in part, the Wireless Transaction and to pay related transaction costs. Following the September 2013 issuance of the notes described above, borrowing availability under the bridge credit agreement was reduced to $12.0 billion. Following the effectiveness of the term loan agreement in October 2013, as described above, the bridge credit agreement was terminated in accordance with its terms and as such, the related fees of $0.2 billion will be recognized in the fourth quarter of 2013.

Other Credit Facilities

On August 13, 2013, we amended our $6.2 billion credit facility with a group of major financial institutions to extend the maturity date to August 12, 2017. As of September 30, 2013, the unused borrowing capacity under this credit facility was approximately $6.1 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility to support the issuance of commercial paper, for the issuance of letters of credit and for general corporate purposes.

During October 2013, we entered into a $2.0 billion 364-day revolving credit agreement with a group of major financial institutions. Although effective as of October 2013, we may not draw on this revolving credit agreement prior to the completion of the Wireless Transaction. We may use borrowings under the 364-day credit agreement for general corporate purposes. The 364-day revolving credit agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, this agreement requires us to maintain a leverage ratio (as defined in the agreement) not in excess of 3.50:1.00, until our credit ratings reach a certain level.

Early Debt Redemption

During October 2013, we announced that our subsidiary, Verizon New York Inc., will redeem the entire outstanding principal amount of its $0.3 billion 6.70% Debentures due November 1, 2023. The redemption date for the securities will be November 18, 2013 (the Redemption Date). The redemption price will be equal to 100% of the principal amount of these securities, plus accrued and unpaid interest to the Redemption Date, and will be payable on the Redemption Date.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the third quarter of 2013, the Board increased our quarterly dividend payments by 2.9% to $.53 per share from $.515 per share in the same period in 2012. This is the seventh consecutive year that Verizon’s Board of Directors has approved a quarterly dividend increase.

During the nine months ended September 30, 2013 and 2012, we paid $4.4 billion and $3.9 billion in cash dividends, respectively.

Common Stock

During the first quarter of 2013, we repurchased $0.2 billion of our common stock, as part of our previously announced share buyback program.

Credit Ratings

During the third quarter of 2013, Verizon’s credit ratings were downgraded by Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (Standard & Poor’s) and Fitch Ratings (Fitch) as a result of Verizon’s pending acquisition of Vodafone’s 45% noncontrolling interest in Verizon Wireless for approximately $130 billion including the incurrence of third-party indebtedness to fund the cash portion of the purchase price for the Wireless Transaction. Moody’s downgraded Verizon’s long-term debt ratings from A3 to Baa1, while Standard & Poor’s lowered its corporate credit rating and senior unsecured debt rating from A- to BBB+ and Fitch lowered its long-term issuer default rating and senior unsecured debt rating from A to A-.

Although the ratings downgrade noted above is not expected to significantly impact our access to capital, it could increase both the cost of refinancing debt and the cost of financing any new capital requirements. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Covenants

Our credit agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, pay taxes, maintain insurance with responsible and reputable insurance companies, preserve our corporate existence, keep appropriate books and records of financial transactions, maintain our properties, provide financial and other reports to our lenders, limit pledging and disposition of assets and mergers and consolidations, and other similar covenants. Additionally, the term loan credit agreement and the 364-day revolving credit agreement require us to maintain a leverage ratio (as such term is defined in those agreements) not in excess of 3.50:1.00 until our credit ratings are equal to or higher than A3 and A-.

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

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2013 totaled $56.7 billion, a $53.6 billion increase compared to Cash and cash equivalents at December 31, 2012 for the reasons discussed above.

As of September 30, 2013, Wireless cash and cash equivalents and debt outstanding totaled $6.6 billion and $10.2 billion, respectively. As of December 31, 2012, Wireless cash and cash equivalents and debt outstanding totaled $0.8 billion and $10.1 billion, respectively.

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

	Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change
Net cash provided by operating activities	$28,387	$24,758	$3,629
Less Capital expenditures (including capitalized software)	11,807	11,315	492

Free cash flow	$16,580	$13,443	$3,137

The change in Free cash flow during the nine months ended September 30, 2013 compared to the similar period in 2012 was a result of the factors described in connection with Net cash provided by operating activities and Capital expenditures above.

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

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars are recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income, net. At September 30, 2013, our primary translation exposure was to the British Pound Sterling and the Euro.

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2013, approximately 92% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.1 billion. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. During the second quarter of 2013, interest rate swaps with a notional value of $1.25 billion matured and the impact to our condensed consolidated financial statements was not material. During the third quarter of 2013, we entered into interest rate swaps with a notional value of $1.8 billion. The fair value of these contracts was not material at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the total notional amount of the interest rate swaps was $1.8 billion.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income, net to offset the related pretax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $0.1 billion at September 30, 2013 and was not material at December 31, 2012. During the three and nine months ended September 30, 2013, a pretax gain of $0.1 billion and an immaterial pretax loss, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2012, the pretax gains recognized in Other comprehensive income (loss) were not material.

Acquisitions and Divestitures

Wireless Transaction

On September 2, 2013, Verizon entered into a stock purchase agreement (the Stock Purchase Agreement) with Vodafone and Vodafone 4 Limited (Seller), pursuant to which Verizon agreed to acquire Vodafone’s indirect 45% interest in Cellco Partnership d/b/a Verizon Wireless (the Partnership, and such interest, the Vodafone Interest).

Pursuant to the terms and subject to the conditions set forth in the Stock Purchase Agreement, Verizon will acquire (the Wireless Transaction) from Seller all of the issued and outstanding capital stock (the Transferred Shares) of Vodafone Americas Finance 1 Inc., a subsidiary of Seller (VF1 Inc), which indirectly through certain subsidiaries (together with VF1 Inc, the Purchased Entities) owns the Vodafone Interest. In consideration for the Transferred Shares, Verizon has agreed to, upon completion of the Wireless Transaction, (i) pay approximately $58.89 billion in cash, (ii) issue approximately $60.15 billion of Verizon’s common stock, par value $0.10 per share (the Stock Consideration), (iii) issue senior unsecured Verizon notes in an aggregate principal amount of $5.0 billion (the Verizon Notes), (iv) transfer Verizon’s indirectly owned 23.1% interest in Vodafone Omnitel N.V. (Omnitel, and such interest, the Omnitel Interest), valued at $3.5 billion and (v) provide other consideration of approximately $2.5 billion. The exact number of shares of Verizon’s common stock to be issued in the Wireless Transaction will be determined prior to the closing of the Wireless Transaction based on the volume-weighted average trading price per share of Verizon common stock on the New York Stock Exchange during the 20 trading days ending on the third business day prior to the closing, except that the price used for this purpose will not be less than $47.00 or more than $51.00 per share. As a result of the Wireless Transaction, Verizon expects to issue a minimum of 1.18 billion shares and a maximum of 1.28 billion shares. In addition, Verizon has the right to increase the cash portion of the purchase price (and correspondingly reduce the Stock Consideration) by up to $15.0 billion in certain circumstances. All of the Stock Consideration will be issued directly or distributed to the Vodafone ordinary shareholders. The total cash expected to be paid to Vodafone and the other expected costs of the Wireless Transaction, including financing, legal and bank fees, is expected to be financed through the incurrence of third-party indebtedness (see “Consolidated Financial Condition”). The Wireless Transaction is expected to close during the first quarter of 2014.

Each of Verizon and Vodafone has made representations, warranties and covenants with respect to itself and the Wireless Transaction and, in the case of Vodafone, with respect to the Vodafone Interest and the Purchased Entities. The Stock Purchase Agreement also provides that each of Verizon and Vodafone will indemnify the other for certain losses, subject to the limits set forth therein. The closing of the Wireless Transaction is subject to the satisfaction or waiver of certain conditions, including, among others, approval by the shareholders of Verizon and Vodafone and the receipt of any required approval by the Federal Communications Commission.

The Stock Purchase Agreement contains certain termination rights for each of Verizon and Vodafone, which if exercised give rise to termination fees or expense reimbursement obligations in specified circumstances. Verizon must pay to Vodafone a termination fee of (i) $1.55 billion in the event of termination by either party as a result of failure to obtain Verizon shareholder approval of the share issuance, (ii) $4.65 billion in the event of termination by Vodafone as a result of a change of recommendation of the Verizon Board of Directors or (iii) $10.0 billion in the event of a termination by Vodafone as a result of a financing failure as defined in the Stock Purchase Agreement. Vodafone must pay to Verizon a termination fee of $1.55 billion in the event of (i) a termination by either party as a result of failure to obtain Vodafone shareholder approval of the Vodafone sale resolutions, (ii) a termination by Verizon as a result of a change of recommendation of the Vodafone Board of Directors or (iii) a termination by Vodafone as a result of a Vodafone material adverse financial effect as defined in the Stock Purchase Agreement. If the Stock Purchase Agreement is terminated by either party for a material incurable or uncured breach, the breaching party must reimburse the terminating party’s out-of-pocket expenses, subject to a limit of $1.55 billion.

In accordance with the accounting standard on consolidation, a change in a parent’s ownership interest while the parent retains a controlling financial interest in its subsidiary is accounted for as an equity transaction and remeasurement of assets and liabilities of previously controlled and consolidated subsidiaries is not permitted. As a result, we will account for the Wireless Transaction by adjusting the carrying amount of the noncontrolling interest to reflect the change in Verizon’s ownership interest in Verizon Wireless. Any difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted will be recognized in equity attributable to Verizon.

Omnitel Transaction

Verizon and Vodafone have agreed to implement the transfer of the Omnitel Interest (the Omnitel Transaction) by a subsidiary of Verizon to a subsidiary of Vodafone in connection with the Wireless Transaction pursuant to a separate share purchase agreement. The completion of the Wireless Transaction is a condition to the completion of the Omnitel Transaction. However, completion of the Omnitel Transaction is not a condition to the completion of the Wireless Transaction. If the Omnitel Transaction does not close concurrently with the Wireless Transaction, Verizon has agreed to issue a note to Seller in the amount of $3.5 billion, which note will be surrendered to the Verizon subsidiary upon completion of the Omnitel Transaction in payment for the Omnitel Interest. Either party may terminate the Omnitel share purchase agreement if the Omnitel Transaction has not been consummated by the second anniversary of the completion of the Wireless Transaction. The Omnitel Note would mature upon such termination and may be settled in cash, Verizon common stock or a combination thereof, at Verizon’s election. We expect to recognize a gain on the disposal of the Omnitel interest.

Verizon Notes

The Stock Purchase Agreement provides that the Verizon Notes will be issued pursuant to Verizon’s existing indenture. The Verizon Notes will be issued in two separate series, with $2.5 billion due on the eighth anniversary of the closing of the Wireless Transaction and $2.5 billion due on the eleventh anniversary of the closing of the Wireless Transaction. The Verizon Notes will bear interest at a floating rate equal to three-month LIBOR, plus an agreed margin, which rate will be reset quarterly, with interest payable quarterly in arrears, beginning three months after closing of the Wireless Transaction. The indenture that will govern the Verizon Notes contains certain negative covenants, including a negative pledge covenant and a merger or similar transaction covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. An event of default for either series of the Verizon Notes may result in acceleration of the entire principal amount of all debt securities of that series. Beginning two years after the closing of the Wireless Transaction, Verizon may redeem all or any portion of the outstanding Verizon Notes held by Vodafone or any of its affiliates for a redemption price of 100% of the principal amount plus accrued and unpaid interest. The Verizon Notes may only be transferred by Vodafone to third parties in specified amounts during specified periods, commencing January 1, 2017. The Verizon Notes held by third parties will not be redeemable. Verizon has agreed to file a registration statement with respect to the Verizon Notes at least three months prior to the Verizon Notes becoming transferable.

Other Consideration

Included in the other consideration to be paid to Vodafone is the indirect assumption of long-term obligations with respect to 5.143% Class D and Class E cumulative preferred stock issued by one of the Purchased Entities. Both the Class D (825,000 shares outstanding) and Class E shares (825,000 shares outstanding) are mandatorily redeemable in April 2020 at $1,000 per share plus any accrued and unpaid dividends. Dividends accrue at 5.143% per annum and will be treated as interest expense. Both the Class D and Class E shares will be classified as liability instruments and will be recorded at fair value as determined at the closing of the Wireless Transaction.

Spectrum License Transactions

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

On April 18, 2012, we announced plans to initiate an open sale process for all of our 700 MHz lower A and B block spectrum licenses, subject to the receipt of acceptable bids. We acquired these licenses as part of FCC Auction 73 in 2008. On January 25, 2013, Verizon Wireless agreed to sell 39 lower 700 MHz B block spectrum licenses to AT&T in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also agreed to sell certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. During the third quarter of 2013, after receiving the required regulatory approvals, Verizon Wireless completed these spectrum license transactions. As a result, we received $0.5 billion of AWS licenses at fair value and we recorded a pretax gain of approximately $0.3 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and nine months ended September 30, 2013. We are still exploring various options regarding the 700 MHz A block licenses. We expect to deploy any licenses for which we do not enter a sale or swap transaction to meet network capacity requirements.

Technology Innovation Joint Venture

In August 2013, Verizon Wireless and affiliates of Comcast Corporation, Time Warner Cable and Bright House Networks (cable companies) dissolved the technology innovation joint venture they had formed in 2011 for the development of technology to better integrate wireline and wireless products and services. Verizon Wireless and the cable companies, together with cable provider Cox Communications, continue to market certain of each other’s products under the agent agreements also entered into in 2011.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

Regulatory and Competitive Landscape

Verizon operates in a regulated and highly competitive market. Current and potential competitors include other voice and data service providers such as other wireless companies, traditional telephone companies, cable companies, Internet service providers, software and application providers, and other non-traditional companies. Many of these companies have a strong market presence, brand recognition, and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. Some of our competitors also are subject to fewer regulatory constraints than Verizon. For many services offered by Verizon, the Federal Communications Commission (FCC) is our primary regulator. The FCC has jurisdiction over interstate telecommunications services and other matters under the Communications Act of 1934, as amended (Communications Act or Act). Other Verizon services are subject to state and local regulation.

FCC Regulation

Broadband

Verizon offers many different broadband and Internet access services. The FCC has adopted a series of orders that impose lesser regulatory requirements on broadband services than apply to older voice and slower data services. For example certain facility unbundling requirements that apply to narrowband facilities of traditional telephone companies do not apply to broadband facilities. In addition, the FCC concluded that both wireline and wireless broadband Internet access services qualify as largely deregulated information services. Our broadband Internet access services are subject to so-called “network neutrality” rules, which are subject to a pending appeal, imposed by the FCC. These rules limit the ways that a broadband Internet access service provider can manage its network and the services it can provide over the network.

Video

Verizon offers a multi-channel video service that is regulated like traditional cable service. The FCC has a body of rules that apply to cable operators, and these rules also generally apply to Verizon. In addition, the Act generally requires companies to obtain a local cable franchise, and the FCC has adopted rules that interpret and implement this requirement. In areas where Verizon offers video services, Verizon has typically been required to obtain a franchise from local authorities.

Wireline Voice

Verizon offers many different wireline voice services, including traditional telephone service and other services that rely on newer technologies such as “voice over Internet protocol” (VoIP). For regulatory purposes, legacy telephone services are generally considered to be “common carrier” services. Common carrier services are subject to heightened regulatory oversight with respect to rates, terms and conditions, and other aspects of the services. The FCC has not decided the regulatory classification of VoIP but has said VoIP service providers must comply with certain rules, such as 911 capabilities and law enforcement assistance requirements.

Wireless Services

The FCC regulates several aspects of Verizon Wireless’ operation. Generally, the FCC has jurisdiction over the construction, operation, acquisition, and transfer of wireless communications systems. And all wireless services require use of radio frequency spectrum, the assignment and distribution of which is subject to FCC oversight. Verizon Wireless anticipates that it will need additional spectrum to meet future demand. It can meet spectrum needs by purchasing licenses or leasing spectrum from others, or by participating in a competitive bidding process for new spectrum from the FCC. Both processes are subject to certain reviews, approvals, and potential conditions.

Today, Verizon Wireless holds FCC spectrum licenses that allow it to provide a wide range of mobile and fixed communications services, including both voice and data services. FCC spectrum licenses typically have a term of 10 years, at which time they are subject to renewal. While the FCC has routinely renewed all of Verizon Wireless’ licenses, challenges could be raised in the future. If a wireless license were revoked or not renewed, Verizon Wireless would not be permitted to provide services on the spectrum. Some of our licenses require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice, subject to certain technical limitations. The FCC has also imposed certain specific mandates on wireless carriers including construction and geographic coverage requirements, technical operating standards, provision of enhanced 911 services, roaming obligations, and requirements for wireless tower and antenna facilities.

The Communications Act imposes restrictions on foreign ownership of U.S. wireless systems. The FCC has approved the interest that Vodafone Group Plc holds in Verizon Wireless. In addition, Verizon Wireless, Verizon and Vodafone entered into an agreement with the federal government that imposes national security and law enforcement-related obligations on the ways in which Verizon Wireless stores information and otherwise conducts its business.

Intercarrier Compensation and Network Access

The FCC regulates some of the rates that carriers pay each other for the exchange voice traffic (particularly traditional wireline traffic) over different networks and other aspects of interconnection for some voice services. In many instances, Verizon makes payments to other providers, and in turn Verizon receives some payments from other carriers. In 2011, the FCC issued a broad reform order changing, among other things, the framework for many of the per-minute rates that carriers charge each other for the exchange of voice traffic. The new rules gradually reduce many of these rates to zero. This order is subject to pending reconsideration petitions and appeals. The FCC also regulates some of the rates and terms and conditions for certain wireline “special access” and other services and network facilities. Verizon is both a seller and a buyer of these services. For example, on the wireline side Verizon sells wholesale circuits to other voice and data service providers. On the wireless side, Verizon purchases special access and other services to transport traffic to and from cell towers. In addition, as required by the Act, Verizon unbundles certain wireline network elements and makes these facilities and services available to other network providers.

Universal Service

The Communications Act charges the FCC with ensuring that certain groups and areas have access to communications services, including rural and other high-cost areas, low income subscribers, schools and libraries, rural health-care organizations, and deaf and hard-of-hearing individuals. The FCC established different subsidy and discount programs to achieve these goals. To pay for these programs, the FCC requires contributions from providers such as Verizon based on reported revenues for certain services. Verizon also receives some payments from some of these programs but is a net payer into them.

State Regulation and Local Regulation

Wireline Services

State public utility commissions regulate Verizon’s telephone operations with respect to certain telecommunications intrastate matters. Verizon operates as an “incumbent local exchange carrier” in 14 states. These incumbent operations are subject to various levels of pricing flexibility and other state oversight and requirements. Verizon also has other wireline operations that are more lightly regulated. In addition, as a video services operator in many states Verizon has been required to obtain a cable franchise from local government entities, or in some cases a state-wide franchise, and to comply with certain one-time and ongoing obligations as a result.

Wireless Services

The Communications Act generally preempts regulation by state and local governments of the entry of, or the rates charged by, wireless carriers. The Act does not prohibit states from regulating the other “terms and conditions” of wireless service. For example, some states attempt to regulate wireless customer billing matters and impose reporting requirements. Several states also have laws or regulations that address safety issues (e.g., use of wireless handsets while driving) and taxation matters. In addition, wireless tower and antenna facilities are often subject to state and local zoning and land use regulation, and securing approvals for new or modified facilities is often a lengthy and expensive process.

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

Recent Accounting Standards

In July 2013, the accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was issued. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. We will adopt this standard update during the first quarter of 2014. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

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

The following important factors, along with those discussed elsewhere in this report and in our other filings with the SEC, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	the ability to realize the expected benefits of our proposed transaction with Vodafone in the timeframe expected or at all;

•	the ability to complete the Vodafone transaction in the timeframe expected or at all and the costs that could be required to do so;

•	failure to obtain applicable regulatory or shareholder approvals in connection with the Vodafone transaction in a timely manner or at all;

•	failure to satisfy other closing conditions to the Vodafone transaction or events giving rise to termination of the transaction agreement;

•

an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets affecting the cost, including interest rates, and/or availability of financing;

•	the ability of Verizon to complete the financing of the Vodafone transaction on satisfactory terms;

•	significantly increased levels of indebtedness as a result of the Vodafone transaction;

•	changes in tax laws or treaties, or in their interpretation;

•	adverse conditions in the U.S. and international economies;

•	material adverse changes in labor matters, including labor negotiations, and any resulting financial and/or operational impact;

•	material changes in technology or technology substitution;

•	disruption of our key suppliers’ provisioning of products or services;

•	changes in the regulatory environment in which we operate, including any increase in restrictions on our ability to operate our networks;

•	breaches of network or information technology security, natural disasters, terrorist attacks or acts of war or significant litigation and any resulting financial impact not covered by insurance;

•	the effects of competition in the markets in which we operate;

•

changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	significant increases in benefit plan costs or lower investment returns on plan assets; and

•	the inability to implement our business strategies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes intended to ensure an effective internal control environment. We have begun an initiative to implement new financial systems that will continue in phases over the next several quarters. We have also begun an initiative to standardize and centralize transaction-processing activities within our accounting processes, which we expect to continue over the next several years. These initiatives will incorporate certain changes in personnel as well. In connection with these initiatives and the resulting changes in our financial systems and transaction-processing activities, the Company continues to enhance the design and documentation of our internal control processes to ensure that controls over our financial reporting remain effective.

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in Idearc’s bankruptcy, alleged that Idearc was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust sought over $9 billion in damages. Following a two-week trial in October 2012 limited to the question of the value of Idearc Inc. on the date of the spin-off, on January 22, 2013, the Court issued a decision finding that the value was “at least $12 billion.” As $12 billion exceeds the value of the debt and cash that Idearc transferred to Verizon on the date of the spin-off, the Court issued a related Order to Show Cause directing the Litigation Trust to submit a brief that “explains why any (or all) of its legal claims are viable in light of the court’s finding on Idearc’s value.” In its June 18, 2013 decision, the Court entered judgment for Verizon and its subsidiaries and ruled that U.S. Bank would “take nothing” on its claims. U.S. Bank appealed the decision to the U.S. Court of Appeals for the Fifth Circuit, where briefing is scheduled to be completed in January 2014.

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

Item 1A. Risk Factors

The following discussion of “Risk Factors” identifies the most significant factors that may adversely affect our business, operations, financial condition or future performance. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the condensed consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Risks Related to the Wireless Transaction

The number of shares of Verizon common stock to be issued to Vodafone shareholders in the Wireless Transaction will not be determined until shortly prior to completion of the Wireless Transaction. If the market price per share of Verizon common stock at closing is above or below the price used to calculate the number of Verizon shares to be issued to Vodafone shareholders, such shares will have an aggregate market value greater or less than $60.15 billion, respectively.

The exact number of shares of Verizon common stock to be issued or distributed to Vodafone shareholders in the Wireless Transaction will be equal to $60.15 billion (as adjusted by any cash election, as described herein) divided by the average trading price, which is the volume-weighted average trading price per share of Verizon common stock on the NYSE during the 20 consecutive full trading days ending on the third business day prior to the closing of the Wireless Transaction, except that the average trading price will not be less than $47.00 per share or more than $51.00 per share. Verizon cannot determine the exact number of shares of Verizon common stock to be issued or distributed to Vodafone shareholders in the Wireless Transaction until shortly prior to completion of the transaction, subject to a minimum of approximately 1.18 billion shares and a maximum of approximately 1.28 billion shares to be issued or distributed as established by the stock consideration collar mechanism. Verizon also expects that the trading prices of Verizon common stock will vary between the date of this report and the closing of the Wireless Transaction.

Additionally, if the market price per share of Verizon common stock at closing is above the price used to calculate the number of shares to be issued to Vodafone shareholders, then such shares will have an aggregate market value greater than $60.15 billion, subject to Verizon’s right to exercise the cash election and correspondingly decrease a portion of the stock consideration. Conversely, if the market price per share of Verizon common stock at closing is below the price used to calculate the number of shares to be issued to Vodafone shareholders, then such shares will have an aggregate market value less than $60.15 billion.

Sales of shares of Verizon common stock before and after the completion of the Wireless Transaction may cause the market price of Verizon common stock to fall.

As of September 30, 2013, Verizon had approximately 2.86 billion shares of common stock outstanding and approximately 106 million additional shares issuable upon the vesting or exercise of stock options and other outstanding stock-based compensation awards. Verizon currently expects that it will issue up to approximately 1.28 billion shares of Verizon common stock in connection with the Wireless Transaction. The issuance of these new shares of Verizon common stock could have the effect of depressing the market price for Verizon common stock.

In addition, many Vodafone shareholders are already shareholders of Verizon and those shareholders may decide not to hold the additional Verizon shares they will receive in the Wireless Transaction. Other Vodafone shareholders, such as funds with geographic limitations on their permitted investments, may be required to sell the shares of Verizon common stock that they receive in the Wireless Transaction. Such sales of Verizon common stock could also have the effect of depressing the market price for Verizon common stock.

The failure to complete the Wireless Transaction or to do so within the anticipated time frame, or to realize the expected benefits of the Wireless Transaction, could negatively affect the price of Verizon shares and the future business and financial results of Verizon.

The closing of the Wireless Transaction, which is expected to occur during the first quarter of 2014, is subject to the satisfaction or waiver of certain conditions, many of which are beyond the control of Verizon or Vodafone, including, among others, regulatory approvals and approvals by the shareholders of Verizon and the shareholders of Vodafone. Any delay in completion of the Wireless Transaction could reduce the expected benefits of the Wireless Transaction and adversely affect Verizon’s results of operations. Moreover, there can be no assurance that Verizon will realize the benefits which it seeks to achieve from the Wireless Transaction.

If the Wireless Transaction is not completed, Verizon will be subject to a number of risks, including the following:

•

paying termination fees or reimbursing expenses under the Stock Purchase Agreement, including a termination fee payable by Verizon to Vodafone of $10.0 billion in the event of a termination by Vodafone because of a financing failure, $4.65 billion in the event of a termination by Vodafone as a result of a Verizon change of recommendation or $1.55 billion in the event of a termination by either party as a result of failure to obtain Verizon shareholder approval of the share issuance or reimbursing Vodafone’s expenses in an amount up to $1.55 billion in the event of a termination as a result of a material uncured or incurable breach of the Stock Purchase Agreement by Verizon;

•	facing negative reactions from the financial markets as a result of not completing the Wireless Transaction; and

•

without realizing any of the expected benefits of the Wireless Transaction, having dedicated substantial time and resources, including the attention of management, to the Wireless Transaction instead of to the pursuit of other business opportunities that could have been beneficial to Verizon.

Additionally, if the Wireless Transaction has not been completed on or before September 2, 2014 or the Stock Purchase Agreement is terminated prior to such date, Verizon will be required to redeem the $49.0 billion aggregate principal amount of new notes at a 1% premium over their face value on the earlier of October 2, 2014 if the Wireless Transaction was not completed on or before September 2, 2014 and the twentieth business day after termination of the Stock Purchase Agreement.

If the Wireless Transaction is not completed, these risks may materialize and could have a material adverse effect on the share price, business and cash flows, financial condition and results of operations of Verizon.

If the Wireless Transaction is completed on or after May 1, 2014 for any reason other than as a result of Vodafone’s or Seller’s breach of the Stock Purchase Agreement, the purchase price will be increased by $10 million in cash for each day from and including May 1, 2014 through and including the closing date.

Additionally, Verizon is subject to litigation, and in the future may be subject to further litigation, challenging the Wireless Transaction on various grounds. While Verizon believes the pending litigation is without merit, no assurances can be given that such litigation will not prevent or delay the closing of the Wireless Transaction or increase the costs of the Wireless Transaction to Verizon.

Verizon’s debt has increased significantly, will increase further in connection with the financing of the Wireless Transaction and could increase further if Verizon incurs additional debt in the future and does not retire existing debt.

As of June 30, 2013, Verizon had approximately $49.8 billion of outstanding indebtedness, as well as approximately $6.1 billion of unused borrowing capacity under its existing credit facility. Since that date, Verizon has issued $49.0 billion in aggregate principal amount of fixed and floating rate notes and entered into a 364-day revolving credit agreement that provides an additional $2 billion of unused borrowing capacity subject to the satisfaction of certain conditions, including the consummation of the Wireless Transaction. Verizon also may incur up to $12.0 billion of additional indebtedness under the term loan agreement to finance the cash consideration. Moreover, as part of the Wireless Transaction, Verizon is acquiring from Vodafone an entity that previously issued mandatorily redeemable preferred stock with a face amount of $1.65 billion and is issuing Verizon notes to Vodafone in an aggregate principal amount of $5.0 billion. Verizon’s debt level and related debt service obligations could have negative consequences, including:

•

requiring Verizon to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on its debt and the preferred stock issued by the entity to be acquired from Vodafone, which would reduce the funds Verizon has available for other purposes, such as working capital, capital expenditures and acquisitions;

•

making it more difficult or expensive for Verizon to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•	reducing Verizon’s flexibility in planning for or reacting to changes in its industry and market conditions;

•	making Verizon more vulnerable in the event of a downturn in its business; and

•	exposing Verizon to interest rate risk given that a portion of its debt obligations are at variable interest rates.

In addition, the term loan agreement requires Verizon to maintain a certain leverage ratio unless Verizon’s credit ratings are at or above a certain level, which could limit Verizon’s ability to obtain additional financing in the future.

Verizon has incurred and will incur significant direct and indirect transaction and transaction-related costs in connection with the Wireless Transaction.

Verizon expects to incur a number of non-recurring costs in connection with the Wireless Transaction, including financing costs and legal, banking, accounting and other professional fees. Although Verizon expects that the benefits of the Wireless Transaction will offset these transaction and transaction-related costs over time, these net benefits may not be achieved in the near term or at all.

While the Wireless Transaction is pending, Verizon will be subject to contractual limitations that could adversely affect its business.

The Stock Purchase Agreement restricts Verizon from taking certain specified actions while the Wireless Transaction is pending without Vodafone’s consent. These restrictions may prevent Verizon from pursuing otherwise attractive business opportunities and making other changes to its business prior to closing of the Wireless Transaction or termination of the Stock Purchase Agreement.

The Stock Purchase Agreement contains provisions that limit the ability of the Verizon Board of Directors to change its recommendation with respect to the Wireless Transaction, and such a change in recommendation would give Vodafone a right to terminate the Stock Purchase Agreement and receive a termination fee from Verizon.

Under the Stock Purchase Agreement, the Board of Directors of Verizon is limited in its ability to change its recommendation with respect to the share issuance in connection with the Wireless Transaction. In the event of such a change in recommendation by Verizon’s Board of Directors, Vodafone would be permitted to terminate the Stock Purchase Agreement. If Vodafone terminated the Stock Purchase Agreement on this basis, Verizon would be required to pay Vodafone a termination fee of $4.65 billion.

Verizon shareholders will have a reduced ownership and voting interest after the Wireless Transaction.

Depending on the trading prices of Verizon common stock prior to the closing of the Wireless Transaction, and subject to the assumptions described in the preliminary proxy statement filed in connection with the Wireless Transaction, it is expected that current Verizon shareholders will collectively own between approximately 69% and 71% of Verizon’s outstanding common stock immediately following the closing, and current Vodafone shareholders will collectively own between approximately 29% and 31% of Verizon’s outstanding common stock immediately following the closing. Consequently, current Verizon shareholders, as a group, will have reduced ownership and voting power in Verizon immediately following completion of the Wireless Transaction compared to their ownership and voting power in Verizon immediately prior to completion of the Wireless Transaction.

Risks Related to Verizon’s Business

Adverse conditions in the U.S. and international economies could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or elsewhere, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services or obtaining lower-cost products and services offered by other companies. Similarly, under these conditions, the business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. If these events were to occur, it could have a material adverse effect on our results of operations.

We face significant competition that may reduce our market share and lower our profits.

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions between wireless, cable, Internet, local and long distance communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, application and device providers, electric utilities and providers of voice over Internet protocol (VoIP) services. While these changes have enabled us to offer new types of services, they have also allowed other service providers to broaden the scope of their own competitive offerings. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our services and equipment, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to respond successfully to these competitive challenges, we could lose market share and experience reduced profits.

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

In addition to introducing new technologies and offerings, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

We depend on key suppliers and vendors to provide equipment that we need to operate our business.

We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with equipment and services, such as switch and network equipment and handsets, that we need in order to operate our business and provide products to our customers. For example, our handset and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or service on a timely basis or fail to meet our performance expectations, we may be unable to provide products and services as and when requested by our customers. We also may be unable to continue to maintain or upgrade our networks. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

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

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict or condition our ability to operate in designated areas and to provide specified products or services. We are frequently required to maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are often involved in regulatory and other governmental proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Without relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful in obtaining the licenses needed to carry out our business plan or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years, subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our business, results of operations and financial condition.

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level could restrict the ways in which we manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, the development of new technologies, such as intellectual property-based services, VoIP, and/or super high-speed broadband and video, could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services. As another example, we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. In addition, our broadband Internet access services are subject to so-called “network neutrality” rules, which are subject to a pending appeal, imposed by the FCC. These rules limit the ways that a broadband Internet access service provider can manage its network and the services it can provide over the network. The scope of both the open access and net neutrality rules are not fully defined. The further regulation of broadband, wireless, and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

Cyber attacks or other breaches of network or information technology security could have an adverse effect on our business.

Cyber attacks or other breaches of network or information technology (IT) security may cause equipment failures or disruptions to our operations. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies, including Verizon, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation and damage to our reputation. Further, certain of Verizon’s businesses, including the provisioning of security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks is called into question as a result of a cyber attack. In addition, if we fail to prevent the theft of valuable information such as financial data, sensitive information about Verizon and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or IT security, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

Natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, other hostile acts and events beyond our control. Such events could cause significant damage to our infrastructure upon which our business operations rely, resulting in degradation or disruption of service to our customers. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of the suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers. A natural disaster or other event causing significant physical damage could cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations. In addition, these occurrences could result in lost revenues from business interruption as well as damage to our reputation.

Adverse changes in the credit markets could increase our borrowing costs and the availability of financing.

We require a significant amount of capital to operate and grow our business. We fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could affect our access to financing.

Increases in costs for pension benefits and active and retiree healthcare benefits may reduce our profitability and increase our  funding commitments.

With approximately 172,000 employees and approximately 208,000 retirees as of October 1, 2013 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including the continuing implementation of the provisions of the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.

As of October 1, 2013, approximately 29% of our workforce was represented by labor unions. We are currently engaged in contract negotiations with labor unions representing approximately 7,100 employees of our wireline business, and we will engage in additional negotiations as other labor contracts expire in the future. Depending on the outcome of these negotiations, we could incur additional costs and/or experience lengthy work stoppages, which could adversely affect our business operations, including causing a loss of revenue and strained relationships with customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2013. At September 30, 2013, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 96.5 million.

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

VERIZON COMMUNICATIONS INC.

Date: October 24, 2013	By	/s/ Anthony T. Skiadas
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