Form 10-K
period 2013-12-31
VERIZON COMMUNICATIONS INC
filed 2014-02-27
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

At June 28, 2013, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $144,030,746,074.

At February 24, 2014, 4,141,140,749 shares of the registrant’s common stock were outstanding, after deducting 101,233,491 shares held in treasury.

Documents Incorporated By Reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2013 (Parts I and II).

PART I
Item 1. Business

General

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies with a presence in over 150 countries around the world. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 176,800 employees.

Our principal executive offices are located at 140 West Street, New York, New York 10007 (telephone number 212-395-1000).

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business segments and organize by products and services.

Wireless	Wireless’ communications products and services include wireless voice and data services and equipment sales, which are provided to consumer, business and government customers across the United States.
Wireline

Wireline’s voice, data and video communications products and enhanced services include broadband video and data, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers both in the United States and in over 150 other countries around the world.

The following portions of the 2013 Verizon Annual Report to Shareowners are incorporated into this report:

•	“Overview” on pages 10 through 12; and,

•	“Segment Results of Operations” on pages 17 through 22 and in Note 13 to the consolidated financial statements on pages 65 through 67.

Wireless

Background

Our Wireless segment is primarily comprised of Cellco Partnership doing business as Verizon Wireless. Cellco Partnership is a joint venture formed in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). As of December 31, 2013, Verizon owned a controlling 55% interest in Verizon Wireless and Vodafone owned the remaining 45%. Verizon Wireless provides wireless communication services across one of the most extensive wireless networks in the United States and has the largest fourth-generation (4G) Long-Term Evolution (LTE) technology and third-generation (3G) Evolution - Data Optimized (EV-DO) networks of any U.S. wireless service provider.

On September 2, 2013, Verizon entered into a stock purchase agreement with Vodafone and Vodafone 4 Limited, pursuant to which Verizon agreed to acquire Vodafone’s indirect 45% interest in Cellco Partnership d/b/a Verizon Wireless for aggregate consideration of approximately $130 billion (the Wireless Transaction). We completed the transaction on February 21, 2014 and acquired 100% ownership of Verizon Wireless. The consideration paid was primarily comprised of cash and Verizon common stock.

Verizon Wireless is the largest wireless service provider in the United States as measured by retail connections and revenue. At December 31, 2013, Verizon Wireless had 102.8 million retail connections and 2013 revenues of approximately $81.0 billion, representing approximately 67% of Verizon’s aggregate revenues.

We have substantially completed the deployment of our 4G LTE network. Our 4G LTE network is available to 97% of the U.S. population in more than 500 markets covering approximately 305 million people, including those in areas served by our LTE in Rural America partners. Under this program, we are working with wireless carriers in rural areas to collaboratively build and operate a 4G LTE network using each carrier’s network assets and our core 4G LTE equipment and 700 MHz C-Block spectrum. Our 4G LTE network provides higher data throughput performance for data services at a lower cost compared to that provided via 3G networks.

Wireless Service and Product Offerings

Our wireless services are available to our customers receiving service under the Verizon Wireless brand. In addition, customers can obtain wireless products and services that operate on our network from resellers that purchase network access from us on a wholesale basis.

Wireless Services

We offer our wireless services on a postpaid and prepaid basis. Retail (non-wholesale) postpaid accounts represent retail customers under contract with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Our postpaid account plans include More Everything® plans, single connection plans, plans tailored to the needs of our corporate customers, as well as legacy single connection plans and family plans that we no longer offer to new accounts. A single account may receive monthly wireless services for a variety of connected devices. Postpaid connections represent individual lines of service for which a customer is billed in advance a monthly access charge in return for a monthly network service allowance (access service revenues), and usage beyond the allowance is billed in arrears (usage service revenues). Approximately 94% of our retail connections received our wireless services on a postpaid basis as of December 31, 2013. Our prepaid service enables individuals to obtain wireless services without a long-term contract or credit verification by paying for all services in advance.

Our wireless plans offer various packages of services that allow customers, regardless of the device, to select the plan that best matches their network usage patterns. On February 13, 2014, we introduced our More Everything plans which replaced our Share Everything® plans and provide more value to our customers. These plans, which are available to both new and existing postpaid customers, feature domestic unlimited voice minutes, unlimited domestic and international text, video and picture messaging, cloud storage and a single data allowance that can be shared among up to 10 devices connected to the Verizon Wireless network. Customers with Verizon Edge, which provides a device payment plan option, also will receive discounted monthly access fees on More Everything plans. For an additional monthly access fee, our customers have the option of sharing long distance and roaming minutes among their devices for calls from the United States to, and calls while within, Canada and Mexico. The More Everything plans also include the Mobile Hotspot service on our smartphones at no additional charge. The Mobile Hotspot service allows a customer to use our network to create a Wi-Fi network that can be used by Wi-Fi enabled devices. Verizon Wireless also offers shared data plans for business, with the More Everything plans for Small Business and the Nationwide Business Data Packages and Plans. As of December 31, 2013, Share Everything accounts represented approximately 46% of our retail postpaid accounts, compared to approximately 23% as of December 31, 2012.

We offer a wide variety of wireless services, including Internet access, via our broad range of devices. Our customers can access the Internet on all of our smartphones, as well as our basic phones that include HTML web-browsing capability. We also offer service that enables our customers to access the Internet wirelessly at broadband speeds on notebook computers and tablets that either have embedded 4G LTE or 3G EV-DO modules, or that are used in conjunction with separate devices that enable access to this service, such as smartphones and USB modems as well as JetpacksTM and other dedicated devices that provide a mobile Wi-Fi connection. These devices can be added to the customer’s More Everything plan for an additional monthly fee, or the customer can obtain a separate plan for the device at various price points, depending upon both the size of the data allowance purchased and the device covered by the plan.

In addition, we offer messaging services, which enable our customers to send and receive text, picture and video messages. Our customers can access multimedia offerings, mostly provided by third parties, consisting of applications providing music, video, gaming, news and other content, while our business-focused offerings, which are designed to increase productivity, include solutions that enable customers to access the Internet and their corporate intranets, as well as products that enable wireless e-mail across our diverse portfolio of wireless devices. Our location-based services provide our customers with directions to their destination and enable our business customers to locate, monitor and communicate with their mobile field workers. Our global data services allow our customers to access data services on our Global Ready Phones from hundreds of international destinations and to access the Internet at such destinations with laptops that are either Global Ready, tethered to a Global Ready Phone, or are used in conjunction with other Global Ready devices, such as certain USB modems or Jetpacks. In addition, our customers have access to more than one million applications and services developed and distributed by third parties, such as those offered via Google Play, accessible on our smartphones running on the Google, Inc. (Google) Android operating system, those offered via the Apple, Inc. (Apple) iTunes store, accessible through smartphones and tablets running on the Apple iOS operating system, those offered by Microsoft Inc. (Microsoft), via Microsoft’s Windows Phone OS operating system and those offered by BlackBerry Limited (BlackBerry), through its BlackBerry App World webstore.

Our customers can make and receive calls on their home phone handsets using our wireless network through our Home Phone Connect service or Verizon 4G LTE Broadband Router with Voice service. We also offer HomeFusion® Broadband, a high-speed Internet service that provides customers with Internet connections in their homes using our 4G LTE network.

In addition, we provide network access and, in some cases, enhanced value added services to support telemetry-type applications, which are characterized by machine-to-machine (M2M) wireless connections. Our M2M services support devices that are used by a variety of vertical market segments, including healthcare, education, manufacturing, utilities, distribution and consumer products. For example, companies purchase network access and, in some cases, enhanced services from us in order to connect with and monitor equipment, such as medical devices used to monitor patients, fleet management devices used to monitor company-operated vehicles and utility monitoring devices used for smart grid applications. Other companies purchase network access and, in some cases, enhanced services from us to support devices that are included in a service they, in turn, sell to end users. We also support telematics services for some of the largest automotive manufacturers. We expect that consumer use of M2M wireless connections, such as home monitoring, health monitoring, energy management and utilities management will increase as consumers integrate these devices into their mobile lifestyle.

Wireless Devices

We offer several categories of wireless devices, including smartphones, tablets and other Internet access devices as well as basic phones.

Smartphones. Our device line-up includes an array of smartphones that are enabled to utilize our 4G LTE and/or 3G EV-DO high-speed data services and run on various operating platforms, such as Apple iOS, Google Android, BlackBerry OS, and Windows Phone OS. In August 2013, we launched the new Verizon Edge device payment plan option which now allows customers to trade in their phone for a new phone after a minimum of thirty days, subject to certain conditions.

Tablets and Other Internet Devices. We offer a variety of 4G LTE and/or 3G EV-DO-enabled tablets from multiple manufacturers that run primarily on either the Apple iOS, Google Android or Microsoft Windows operating system. In 2013, we launched the Ellipsis 7 tablet, which is available exclusively from Verizon Wireless. The tablets we offer also permit our customers to access the Internet via a Wi-Fi connection. In addition, we offer dedicated devices that provide a mobile Wi-Fi 4G LTE and/or 3G EV-DO connection, which we refer to as Jetpacks, capable of connecting multiple Wi-Fi enabled devices to the Internet at one time. Our customers can also access the Internet wirelessly at broadband speeds on their computers via data cards, USB modems or through the use of certain laptop computers and netbooks with embedded 4G LTE and 3G EV-DO Mobile Broadband modules offered by original equipment manufacturers (OEMs). During 2013, we continued to experience strong subscriber demand for tablets and other Internet devices, and the percentage of our retail postpaid connection base represented by connections to these devices continued to increase.

Basic Phones. Most of the basic phones we offer are 3G EV-DO-enabled and have HTML-browsing capability.

We purchase wireless devices and accessories from a number of manufacturers, with the substantial majority of our purchases made from Apple, Motorola Mobility, Samsung, LG Electronics, BlackBerry, HTC, Hitachi and Quality One Wireless (through which we purchase Pantech devices and accessories).

A key component of all wireless devices is the chipset, which contains the “intelligence” of the device. The LTE chipsets used in our 4G LTE-enabled devices are manufactured by various companies, each using its own 4G LTE chipset technology. For the manufacture and supply of our CDMA-1XRTT and EV-DO chipsets, most of our wireless device suppliers rely on Qualcomm Incorporated (Qualcomm). We also sell phones that include CDMA-1XRTT and EV-DO chipsets manufactured by VIA Telecom under license from Qualcomm. In addition, there are a number of other components common to wireless phones provided by various electronic component manufacturers that we do not deal with directly.

Strategic Initiatives

We have undertaken several initiatives to develop innovative devices, data services and applications available to run on our networks, including the following:

•

Mobile Video. Video content is projected to account for a majority of mobile network traffic by 2018. We believe the growth in video consumption using mobile devices provides us with an opportunity for revenue growth. We have made investments in converging technologies and services involving content delivery networks, video streaming and related consumer hardware to leverage new content models. Our 4G LTE network enables us to move towards a unified video strategy that positions us to take advantage of this growth opportunity. For example, we are using Multimedia Broadcast Multicast Service technology to develop our LTE Multicast service. This service has the potential to enhance our network efficiency and provide our customers with access to live streaming video content with virtually no buffering, regardless of the number of devices using the service.

•

Mobile Commerce. Every day, large volumes of transactions are carried across our network. As a result, we believe we are well positioned to influence and benefit from the rapid growth of the mobile commerce market that is being driven by technology advances such as the proliferations of smartphones and tablets. Isis, a mobile commerce platform, represents the first phase of our initiatives to address this opportunity. Launched in November 2013 as a joint venture with AT&T Inc. (AT&T) and T-Mobile USA, Inc. (T-Mobile USA), Isis enables customers to pay for point-of-sale purchases via their mobile phones using near field communications technology rather than paying with cash or a credit card. Known as the “ISIS Mobile Wallet,” this service enables customers to organize all of their payment cards, offers and loyalty cards in one convenient application on their Isis-ready phone.

•

Innovation centers. We operate innovation centers in Waltham, Massachusetts and San Francisco. We believe our centers serve as catalysts for the development of non-traditional devices, services and applications that take full advantage of our 4G LTE network. The centers work with many of our strategic partners representing various industries to help them quickly bring products, services, applications and solutions to market.

Network

We have the largest 4G LTE and 3G EV-DO networks of any service provider in the United States, with licensed and operational coverage in all of the 100 most populous U.S. metropolitan areas. As of January 21, 2014, our 4G LTE network covers approximately 305 million people in the U.S., including those in areas served by our LTE in Rural America program.

We strive to provide our customers with the highest network reliability for their wireless services. We design and deploy our network in an efficient manner that we believe maximizes the number of successful data sessions and completions of large file downloads and uploads while delivering on our advertised throughput speeds, and that maximizes the number of calls that are connected on the first attempt and completed without being dropped. We plan to continue to expand and upgrade our network, primarily to increase capacity, as well as explore strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses.

In addition to our own network coverage, we have roaming agreements with a number of wireless service providers to enable our customers to receive wireless service in nearly all other areas in the United States where wireless service is available. We also offer a variety of international wireless voice and data services to our customers through roaming arrangements with wireless service providers outside of the United States. Certain of our roaming agreements are terminable at will by either party upon several months’ notice; however, we do not believe that the termination of any of these at-will agreements would have a material adverse effect on our business.

Technology

Our primary network technology platforms are 4G LTE and 3G Code Division Multiple Access (CDMA). 4G LTE provides higher data throughput performance for data services at a lower cost compared to those offered by 3G technologies. We continue working to expand 4G LTE coverage beyond our network footprint through our LTE in Rural America Program. We currently have 20 committed program participants that have the potential to provide 4G LTE coverage to approximately three million people under the program and, to date, sixteen participants have commenced operations on such networks.

In 2012, we began testing our mobile Voice over Internet protocol (VoIP) network known as Voice over LTE (VoLTE). This technology, which is expected to be used in addition to the current voice technology, is anticipated to launch commercially in 2014.

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

Spectrum

The spectrum licenses we hold can be used for mobile wireless voice and data communications services. We have licenses to provide these wireless services on portions of the 800 MHz band, also known as cellular spectrum, the 1800-1900 MHz band, also known as Personal Communication Services (PCS) spectrum, and the 1700 and 2100 MHz band, also known as Advanced Wireless Services (AWS) spectrum, in areas that, collectively, cover nearly all of the population of the United States. In addition, we hold licenses for portions of the 700 MHz upper C band, including ten licenses that can, together, be used to provide wireless service coverage to the entire United States and the Gulf of Mexico.

Since 2012, we have entered into several spectrum transactions including:

•

In 2012, Verizon Wireless acquired AWS spectrum in separate transactions with SpectrumCo, LLC and Cox TMI Wireless, LLC for which it paid an aggregate of $3.9 billion at the time of the closings. During 2012, Verizon Wireless also completed license purchase and exchange transactions with Leap Wireless, Savary Island Wireless, which is majority owned by Leap Wireless, and a subsidiary of T-Mobile USA. As a result of these transactions, Verizon Wireless received an aggregate $2.6 billion of AWS and PCS licenses at fair value and transferred certain AWS licenses to T-Mobile USA and a 700 megahertz (MHz) lower A block license to Leap Wireless.

•

During the first quarter of 2013, we completed license exchange transactions with T-Mobile License LLC and Cricket License Company, LLC, a subsidiary of Leap Wireless, to exchange certain AWS licenses. These non-cash exchanges include a number of intra-market swaps that we expect will enable Verizon Wireless to make more efficient use of the AWS band. As a result of these exchanges, we received an aggregate $0.5 billion of AWS licenses at fair value.

•

During the third quarter of 2013, after receiving the required regulatory approvals, Verizon Wireless sold 39 lower 700 MHz B block spectrum licenses to AT&T in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also sold certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. As a result, we received $0.5 billion of AWS licenses at fair value.

•

During the fourth quarter of 2013, we entered into license exchange agreements with T-Mobile USA to exchange certain AWS and PCS licenses. These non-cash exchanges, which are subject to approval by the Federal Communications Commission (FCC) and other customary closing conditions, are expected to close in the first half of 2014. The exchange includes a number of swaps that we expect will result in more efficient use of the AWS and PCS bands.

•

Subsequent to the transaction with T-Mobile USA in the fourth quarter of 2013, on January 6, 2014, we announced two agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we will sell certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we will exchange the remainder of these licenses for AWS and PCS spectrum licenses. These transactions are subject to the approval of the FCC as well as other customary closing conditions. These transactions are expected to close in the middle of 2014.

We anticipate we will need additional spectrum to meet future demand. This increasing demand is being driven by growth in customer connections and usage of wireless broadband services, which use more bandwidth and require ever faster rates of speed to stay competitive. We can meet spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when offered by the FCC in future spectrum auctions. Although the availability of new spectrum for commercial wireless services and the possible dates of future FCC spectrum auctions are uncertain at this time, the FCC and the current Presidential Administration have been seeking the release of additional mobile use spectrum. The FCC is expected to conduct an auction for AWS-3 spectrum in late 2014. In addition, Congress has adopted legislation that provides for the establishment of a national public safety network and the reallocation and auction, through the use of voluntary incentive auctions, by 2022 of portions of the existing broadcast spectrum. The incentive auction related to the 600 MHz band is expected to take place in mid-2015 although the specific timing of the AWS-3, 600 MHz and other auctions will be determined by future regulatory proceedings.

Since we and competing wireless service providers have experienced spectrum shortages in certain markets and may have spectrum surpluses in others, we have at times exchanged spectrum licenses with other service providers through secondary market swap transactions. We expect to continue to pursue similar opportunities to trade spectrum licenses in order to meet certain of our capacity and expansion needs in the future. In other cases, Verizon Wireless has entered into intra-market spectrum swaps designed to increase the amount of contiguous spectrum within frequency bands in a specific market. Contiguous spectrum improves network performance and efficiency. These swaps as well as any spectrum purchases are subject to obtaining governmental approvals for the transfer of spectrum licenses in each instance.

Network Equipment and Build-out

Alcatel-Lucent and Ericsson are currently our primary network vendors for our LTE network deployments for macro sites as well as small cells. Our primary CDMA cell site equipment infrastructure vendors are Alcatel-Lucent, which provides more than half of our CDMA cell site equipment, and Nokia Siemens Networks (NSN) and Ericsson, which together provide nearly all of our remaining cell site equipment. We also rely on Alcatel-Lucent, NSN and Ericsson for our switching equipment.

As we continue to build and upgrade our existing network, we must complete a variety of steps, including securing rights to a large number of sites and obtaining zoning and other governmental approvals for macro sites, small cells, in-building systems and antennas and related radio equipment that comprise distributed antenna systems. We utilize tower site management firms, such as Crown Castle International Corp. and American Tower Corporation, as lessors or managers of a portion of our existing tower sites upon which our operations depend.

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

Company-operated stores are a core component of our distribution strategy. Our direct channel, which includes our business-to-business sales operations and systems organization, is focused on supporting the wireless communications needs of consumers and local, regional and national business customers. In addition, we have a telemarketing sales force dedicated to handling incoming calls from customers, and we offer fully-automated, end-to-end web-based sales of wireless devices, accessories and service plans.

In November 2013, we launched our first Verizon Destination store at Mall of America in Bloomington, Minnesota. The store focuses on the mobile lifestyle and highlights the many ways consumers can use wireless technology in their daily lives. The store is part of a broader initiative that includes the redesign of our retail stores nationwide, to become “smart stores.” These newly redesigned locations showcase the same mobile lifestyle zones as the Verizon Destination store but on a smaller scale. During the next few years, we plan to open additional destination stores in high traffic locations across the country. In addition, our online store and Gadgets & Gear portal have also been redesigned to deliver a consistent shopping experience for customers across browsers and mobile platforms.

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

Competition

We operate in a highly competitive industry. We compete against other national wireless service providers, including AT&T, Sprint Corporation and T-Mobile USA, as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale, including those that buy from us. We expect competition to intensify as a result of continuing increases in wireless market penetration levels, network investment, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Competition may also increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers.

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

We believe that the following are the most important competitive factors in our industry:

•

Network reliability, capacity and coverage. We believe that a wireless network that consistently provides high quality and reliable service is a key differentiator in the U.S. market and a driver of customer satisfaction. Lower prices, improved service quality and new wireless service offerings, which in many cases include video content, have led to increased customer usage of wireless services, which, in turn, puts pressure on network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We believe that our 4G LTE network will help us to keep pace with network capacity requirements and meet customer demand for higher speeds.

•

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape. As the demand for wireless services continues to grow, wireless service providers are offering service plans that include unlimited voice minutes and text messages and a specific amount of data access in varying megabyte or gigabyte sizes or, in some cases, unlimited data usage. In addition, certain wireless service providers are also offering minutes-sharing plans; larger bundles of included minutes with no roaming or long distance charges; features that enable customers to place and receive calls from a group of self-designated U.S. phone numbers (including landline numbers) at no additional charge; and both prepaid and postpaid plans offering unlimited voice and data usage. Wireless service providers are also offering price plans that decouple service pricing from equipment pricing and blur the traditional boundary between prepaid and postpaid plans. In addition, some wireless service providers are offering a credit to new customers to reimburse early termination fees paid to their former wireless service provider, subject to certain limitations.

We seek to compete in this area by offering our customers price plans for our services, as well as equipment offers, that they will regard as the best available value for the price.

•

Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting new customers, including those of other wireless providers. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services in order to promote long-term relationships and minimize churn. Our competitors also recognize the importance of customer service and are also focused on improving in this area.

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

Wireline

Background

Our Wireline segment provides voice, data and video communications products and enhanced services including broadband video and data, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers both in the United States and in over 150 other countries around the world. In 2013, Wireline revenues were $39.2 billion, representing approximately 33% of Verizon’s aggregate revenues.

Wireline Service and Product Offerings

We organize our service and product offerings by the primary customers targeted by these offerings – mass markets, global enterprise and global wholesale.

In 2012, Verizon acquired HUGHES Telematics, Inc. (HUGHES Telematics). The acquisition has accelerated our ability to bring more telematics offerings to market for existing and new customers. These offerings include our suite of real-time vehicle communications services and applications which connect automobiles with content, applications and services. We provide services to new vehicles in the United States and in 2013, we extended our agreement with two auto manufacturers to provide services for new vehicles in China and in Europe. See “Strategic Initiatives – Verizon Telematics” for additional information.

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

Mass Markets

Mass Markets operations provide broadband services (including high-speed Internet, FiOS Internet and FiOS Video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers. In 2013, Mass Markets revenues were $17.3 billion, representing approximately 44% of Wireline’s aggregate revenues.

Data services. We offer FiOS broadband and high-speed Internet data products with varying downstream and upstream processing speeds, including FiOS Quantum. With FiOS Quantum, customers can achieve download speeds up to 500 megabytes per second (Mbps) and upload speeds up to 100 Mbps. We believe that as consumers power more devices and stream more video, they will require increased broadband speeds. As of December 31, 2013, approximately 45% of our FiOS Internet subscribers subscribe to FiOS Quantum.

Video Services. We offer video service over our fiber-optic network. As of December 31, 2013, FiOS Video is available to approximately 15 million homes across 12 states, as well as the District of Columbia. We believe FiOS Video has features that differentiate it from the competition, including its channel line-up, Interactive Media Guide, Home Media DVR and breadth of high definition content, as well as the following:

•

Flex View – With Flex View, FiOS customers can watch content anytime, anywhere, on any device. Customers who subscribe to FiOS Video and Internet also have the ability to upload their photos, music and videos to their personal Flex View Library, which gives them easy access to this content via any data-capable device. The HBO GO offering provides customers with unlimited access to HBO programming on any data-capable device. Verizon’s FiOS Video subscribers can also access Turner Broadcasting’s online programming directly on the TBS and TNT sites and through Verizon FiOS Video Online. In addition, through FiOS TV Widgets, viewers have one-touch, on demand access to local weather, traffic and community information and popular social media applications, such as Facebook, YouTube and Twitter, as well as online commerce opportunities. The widget platform has evolved in an open-development environment, which provides opportunities for third parties to develop enhanced customer features via the FiOS Video product.

•

Customer Premise Equipment interoperability – We continue to partner with major corporations to offer further interoperability with various products such as video game consoles, smart televisions and tablets. This technology further expands our initiative to provide customers with the ability to watch content anytime, anywhere, on any data-capable device.

Voice services. We offer voice services that include local exchange, regional, long distance, wire maintenance and voice messaging services, as well as VoIP services, which use the Internet or private broadband networks to transmit voice communications.

Global Enterprise

Global Enterprise offers Strategic services, including networking products and solutions, advanced communications services, and other core communications services to medium and large business customers, including multinational corporations, as well as state and federal government customers. Global Enterprise jointly markets these services with Verizon’s other business units through Verizon Enterprise Solutions. In 2013, Global Enterprise revenues were $14.7 billion, representing approximately 38% of Wireline’s aggregate revenues.

Strategic services. Strategic services consist of networking products and solutions, advanced communication services for voice and video, and security, infrastructure and cloud services.

Networking products and solutions primarily include:

•

Private IP – This service, built on multiprotocol label switching, enables customers to leverage the efficiency, performance and value of IP in a secure manner. Our Private IP network allows customers to communicate over a private, secure network in more than 120 countries using a variety of access methods, including Ethernet and Verizon Wireless 4G LTE.

•

Other corporate networking services – Other services primarily include Ethernet access and ring services. Ethernet services allow customers to connect network environments around the world and enable applications and technologies to work seamlessly and with little disruption. Ring services include technologies that help customers handle bandwidth demands and control their costs.

Advanced communication services primarily include:

•	IP communications – Our IP communications services simplify network management and drive operational efficiencies by enabling the convergence of voice and data traffic on the same access connection.

•

Infrastructure and cloud services – Our infrastructure and cloud services include Infrastructure as a Service (IaaS) and managed hosting services that provide enterprise customers with data center, computing, data storage and network facilities, connectivity, security, architecture and support; data center colocation services that house and protect customers’ critical applications and systems, including several facilities that offer extensive carrier neutral options; application management services that provide customers with comprehensive monitoring and management of applications; and advanced enterprise-class cloud services that provide organizations with the ability to virtualize IT resources such as computing, memory and storage, enabling their constituents to produce, store, process, consume and share information.

•

Machine-to-Machine (M2M) Services – Our acquisition of HUGHES Telematics in July 2012 provided a technology platform that we are leveraging in M2M markets, which has enabled us to further develop strategic partnerships in the automotive, transportation, energy, health monitoring, education and insurance industries. M2M services permit customers to connect and monitor equipment, such as medical devices, fleet management devices and utility monitoring devices. We believe that these services, which are enabled on a large scale by 4G LTE wireless technology, have the ability to reshape the way businesses operate and the way consumers interact with devices around them. Verizon offers platform-based solutions tailored to specific industries to enable value creation and new commercial business models. Our goal is to be a leader in implementing the next generation of connected services for vehicles, centered on a core platform of safety, security, fleet management, convenience and other offerings targeting commercial fleet operators, individual consumers and other customers.

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

Core services. Core services include core voice and data services, which consist of a comprehensive portfolio of global solutions utilizing traditional telecommunications technology, such as conferencing and contact center solutions, and private line and data access networks. Core services also include providing customer premise equipment, installation, maintenance and site services. We are continuing to transition customers out of historical core services such as Frame Relay and Asynchronous Transfer Mode services.

Global Wholesale

Global Wholesale provides communications services including data, voice, local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers. In 2013, Global Wholesale revenues were $6.7 billion, representing approximately 17% of Wireline’s aggregate revenues. A portion of Global Wholesale revenues is generated by a few large telecommunications companies, most of which compete directly with us.

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

New Ethernet connectivity in the United States represents the largest data growth opportunity in wholesale, as we pursue our technology upgrade initiative and customers look to the future and higher capacity demands. These customers are also migrating networks from time division multiplexing to Ethernet, which will better scale and service the growth of broadband services driven by smartphones, mobile broadband and mobile video. Global Wholesale offers a complete suite of services to support the expansion of 4G and 3G networks.

Data services also include certain value-added business services, which leverage many of the same offerings available in the Global Enterprise portfolio, including:

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

•

Local services. We offer an array of local dial tone and broadband services to competitive local exchange carriers, some of which are offered to comply with telecommunications regulations. In addition, we offer services such as colocation, resale and unbundled network elements in compliance with applicable regulations.

Other

Other services include such services as local exchange and long distance services derived from former MCI mass market customers and operator services. In 2013, Other revenues were $0.5 billion, representing approximately 1% of Wireline’s aggregate revenues.

Strategic Initiatives

Technology developments, interconnected markets, shifting consumer needs and converging industry ecosystems are creating innovative opportunities for Verizon. Our vision is to be a globally-connected solutions company. Our market solutions are designed to deliver best-in-class products and services, strengthen our competitive advantage in the marketplace and drive a high-quality experience for our customers. To take advantage of these market trends, we have undertaken several strategic initiatives to further develop innovative products and services and enhance our market agility in the following areas of focus:

•

Broadband. Customers are increasingly consuming large amounts of broadband data as connected devices and associated online applications continue to experience significant growth. U.S. broadband usage has more than doubled in the past two years and we expect broadband usage to continue to increase. Our FiOS network positions us in the industry with leading broadband speeds and reliability. Broadband represents a growth opportunity for us as the use of over-the-top video, user generated content and data, and connected homes and devices continue to accelerate.

•

Consumer and Enterprise Video. Our FiOS Video service continues to experience consumer growth. We are enhancing our FiOS service by providing customers with increasing mobility options to view content in and out of the home to meet the demand for video consumption anywhere and at any time.

•

Cloud Services. Capitalizing on market growth in cloud services and on enterprise trends toward outsourcing IT infrastructure and services, Verizon introduced an evolutionary cloud platform built for speed and performance, using our own software-based intellectual property and enterprise-grade reliability. Verizon Cloud Compute and Cloud Storage adopt a new approach to how public clouds are built, enabling customers of all sizes to take advantage of the agility and economic benefit of a generic public cloud along with the reliability and scale of an enterprise-level service, while maintaining control of performance. Virtual machines (software-based computers and servers) can be created and deployed in seconds, and users build and pay for what they need.

Our cloud infrastructure also enables real-time analytical capabilities for our M2M customers, providing an end-to-end capability where customers can store, process and analyze large amounts of data on a real-time basis. Our cloud infrastructure also has the ability to handle multiple instances of an application providing global support and availability of the applications without increased latency. The integration of our cloud infrastructure with our telematics assets provides our customers with new and innovative service capabilities that are scalable, and which we believe are operationally superior to other bifurcated approaches.

•

Security. With new technologies changing how enterprises do business, the cyber security landscape continues to evolve. We believe that businesses are making business and customer data protection one of their highest priorities in order to protect their brand and enhance customer loyalty. We believe that Verizon has an advantage in its ability to reduce cyber risks and mitigate the damaging impact of advanced cyber attacks due to the volume of traffic carried globally on our networks. We will continue to advance our portfolio of forensics services and managed security services, building new capabilities to identify risks and threats and expanding our IT Security professional services and outsourcing.

•

Verizon Telematics. Our suite of real-time vehicle communications services and applications connects automobiles with content, services and call centers. Our platform enables factory installed and aftermarket automotive safety and security as well as location-based services and vehicle diagnostics. We provide usage-based data services to new vehicles in the United States and in 2013 we extended our agreement with two auto manufacturers to provide services for new vehicles in China and in Europe. Through our In-Drive solution, we have partnered with a major automotive insurance provider to deliver usage-based insurance programs and other connected applications. Our NetworkFleet solution provides commercial fleet managers throughout North America with real-time access to data that yields operational efficiencies, increased vehicle reliability and improved driver safety. We also provide this service to approximately 18,000 vehicles operated by Verizon. We are further expanding our telematics portfolio to add asset tracking capabilities.

In addition to these strategic areas of focus, we are investing in Verizon Labs and the Software Center of Excellence to support software development and architecture as well as development stage products and services. We believe these investments will assist us in bringing innovative next-generation products and services to market and uncover new sources of revenue, increase revenue of existing projects and leverage our strengths across the company.

Network

To provide services to our customers, we operate an advanced telecommunications network in the United States and around the world.

•

FiOS. Our goal is to distinguish FiOS as a premier residential broadband service in the United States. As of December 31, 2013, our FiOS service passed over 18.5 million premises, and our latest FiOS Quantum service offerings now provide download speeds up to 500 Mbps and upload speeds up to 100 Mbps. New services such as the FiOS Mobile App are also extending our TV experience to a host of mobile devices. We expect bandwidth demands to grow with the continued emergence of new video and data applications and the proliferation of IP devices in the home.

The Passive Optical Network technology upon which the FiOS network is deployed positions Verizon to meet growing bandwidth requirements. Our network architecture provides the flexibility to adapt our facilities more easily to future product development. For example, new optical terminals can be added to the fiber-to-the-premise network providing greater bandwidth and new services without any additional field construction. Select field trials have successfully achieved connection speeds of nearly one gigabit per second (Gbps), and when a more advanced next-generation technology has been connected to the fiber-optic network, connection speeds of 10 Gbps have been reached, demonstrating the significant growth capacity built into the FiOS platform.

Additionally, this advanced optical network is also finding increased application opportunities in the business sector, especially as the industry seeks to migrate to Ethernet-based access services.

•

Global IP. Verizon owns and operates one of the largest global fiber networks with long haul, metro and submarine cable assets providing connectivity to customers in over 150 countries. Verizon’s global network encompasses over 830,000 route miles of terrestrial and undersea cable, serving the business community to support and enable far reaching international operations.

Global IP traffic has increased substantially over the last five years and is expected to continue to grow significantly. This global business is also rapidly evolving to an “everything-as-a-service” model in which business customers seek cloud-based, converged enterprise solutions delivered securely via managed and professional services. With the continued deployment of its packet optical transport strategy, Verizon is creating a single, high-capacity global network platform that combines optical transport with advanced packet switching technology. The result is a global IP network that can offer powerful solutions to these service demands.

Although overall Wireline capital expenditures declined in 2013 compared to 2012 primarily as a result of decreased legacy spending requirements and a decline in spending on our FiOS network, we furthered our Global IP network expansion initiatives into Europe, Asia, Africa and South America, as well as the continued deployment of the industry’s first commercial 100G Gbps technology on U.S. and European backbone routes. More than 13,000 100G Ultra-Long-Haul route miles were added to the global IP network in 2013, and we plan to further extend our 100G technology in 2014.

We believe that our continued focus on advancing our fiber-based networks and achieving cost efficient solutions through new technology deployments will help Verizon advance its position as a provider of choice to residential and enterprise customers.

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

We believe the following are the most important competitive factors and trends in the wireline industry:

•

Customer service: Customers expect industry-leading service from their service providers. As technologies and services evolve, the ability to excel in this area is very important for customer acquisition and retention. In Mass Markets, we compete in this area through our service representatives and online support. In Global Enterprise, we provide our customers with ready access to their system and performance information, and we conduct proactive testing of our network to identify issues before they affect customers. In the wholesale business, we believe service improvement can be achieved through continued system automation initiatives.

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

As a result of the Telecommunications Act of 1996, which requires us to allow potential competitors to purchase our services for resale or access components of our network on an unbundled basis at a prescribed cost, competition in our local exchange markets continues. Our telephone operations generally have been required to sell their services to competitive local exchange carriers at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive are subject to ongoing review and revision by the FCC and state regulators. (See “Regulatory and Competitive Trends” in the 2013 Verizon Annual Report to Shareowners.)

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

Acquisitions and Divestitures

“Acquisitions and Divestitures” on pages 32 through 33 of the 2013 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Regulatory and Competitive Trends

“Regulatory and Competitive Trends” included in “Other Factors That May Affect Future Results” on pages 34 through 35 of the 2013 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Environmental Matters

“Environmental Matters” included in “Other Factors That May Affect Future Results” on page 35 of the 2013 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for information about our executive officers.

Employees

As of December 31, 2013, Verizon and its subsidiaries had approximately 176,800 employees. Unions represent approximately 28% of our employees.

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

The following important factors, along with those discussed elsewhere in this report and in other filings with the Securities and Exchange Commission (SEC), could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	the ability to realize the expected benefits of the Wireless Transaction in the timeframe expected or at all;

•

an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets affecting the cost, including interest rates, and/or availability of further financing;

•	significantly increased levels of indebtedness as a result of the Wireless Transaction;

•	changes in tax laws or treaties, or in their interpretation;

•	adverse conditions in the U.S. and international economies;

•	material adverse changes in labor matters, including labor negotiations, and any resulting financial and/or operational impact;

•	material changes in technology or technology substitution;

•	disruption of our key suppliers’ provisioning of products or services;

•	changes in the regulatory environment in which we operate, including any increase in restrictions on our ability to operate our networks;

•	breaches of network or information technology security, natural disasters, terrorist attacks or acts of war or significant litigation and any resulting financial impact not covered by insurance;

•	the effects of competition in the markets in which we operate;

•

changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	significant increases in benefit plan costs or lower investment returns on plan assets; and

•	the inability to implement our business strategies.

Item 1A. Risk Factors

The following discussion of “Risk Factors” identifies the most significant factors that may adversely affect our business, operations, financial condition or future performance. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Adverse conditions in the U.S. and international economies could impact our results of operations.

Unfavorable economic conditions, such as a recession or economic slowdown in the United States or elsewhere, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services or obtaining lower-cost products and services offered by other companies. Similarly, under these conditions, the business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. If these events were to occur, it could have a material adverse effect on our results of operations.

We face significant competition that may reduce our profits.

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, Internet, local and long distance communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, application and device providers, electric utilities and providers of VoIP services. While these changes have enabled us to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to respond successfully to these competitive challenges, we could experience reduced profits.

If we are not able to adapt to changes in technology and address changing consumer demand on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.

Our industry is experiencing rapid change as new technologies are developed that offer consumers an array of choices for their communications needs. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints on our introduction of new services. If our services fail to gain acceptance in the marketplace, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

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

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict or impose conditions on our ability to operate in designated areas and to provide specified products or services. We are frequently required to maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are often involved in regulatory and other governmental proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Without relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful in obtaining the licenses needed to carry out our business plan or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years, subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our business, results of operations and financial condition.

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level could restrict the ways in which we manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services. As another example, we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. In addition, our broadband Internet access services are subject to various attempts to impose so-called “network neutrality” rules, some of which were affirmed and others vacated on appeal in early 2014. Proponents of these rules want to limit the ways that a broadband Internet access service provider can structure business arrangements and manage its network. The further regulation of broadband, wireless, and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

Cyber attacks or other breaches of network or information technology security could have an adverse effect on our business.

Cyber attacks or other breaches of network or information technology (IT) security may cause equipment failures or disruptions to our operations. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies, including Verizon, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption and litigation. Further, certain of Verizon’s businesses, including the provisioning of security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks is called into question as a result of a cyber attack. In addition, if we fail to prevent the theft of valuable information such as financial data, sensitive information about Verizon and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or IT security, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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

Verizon’s debt has increased significantly and could increase further if Verizon incurs additional debt in the future and does not retire existing debt.

As of December 31, 2013, Verizon had approximately $93.6 billion of outstanding indebtedness, as well as approximately $6.1 billion of unused borrowing capacity under its existing credit facility. Since that date, Verizon has incurred $20.3 billion of additional indebtedness and became entitled to draw upon an additional $2 billion of borrowing capacity under a 364-day revolving credit agreement. Verizon’s debt level and related debt service obligations could have negative consequences, including:

•

requiring Verizon to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on its debt and the preferred stock issued by the entity acquired from Vodafone, which would reduce the funds Verizon has available for other purposes, such as working capital, capital expenditures and acquisitions;

•

making it more difficult or expensive for Verizon to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•	reducing Verizon’s flexibility in planning for or reacting to changes in its industry and market conditions;

•	making Verizon more vulnerable in the event of a downturn in its business; and

•	exposing Verizon to increased interest rate risk given that a portion of its debt obligations are at variable interest rates.

In addition, the term loan agreement Verizon entered into in connection with the Wireless Transaction requires Verizon to maintain a certain leverage ratio unless Verizon’s credit ratings are at or above a certain level, which could limit Verizon’s ability to obtain additional financing in the future.

Adverse changes in the credit markets could increase our borrowing costs and the availability of financing.

We require a significant amount of capital to operate and grow our business. We fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.

Increases in costs for pension benefits and active and retiree healthcare benefits may reduce our profitability and increase our funding commitments.

With approximately 176,800 employees and approximately 209,000 retirees as of December 31, 2013 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including the continuing implementation of the provisions of the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.

As of December 31, 2013, approximately 28% of our workforce was represented by labor unions. We are currently engaged in contract negotiations with labor unions representing approximately 2,900 employees of our wireline business, and we will engage in additional negotiations as other labor contracts expire in the future. Depending on the outcome of these negotiations, we could incur additional costs and/or experience lengthy work stoppages, which could adversely affect our business operations, including causing a loss of revenue and strained relationships with customers.

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

Sales of shares of Verizon common stock after the completion of the Wireless Transaction may cause the market price of Verizon common stock to fall.

As of December 31, 2013, Verizon had approximately 2.86 billion shares of common stock outstanding. Verizon issued approximately 1.27 billion shares of Verizon common stock in connection with the Wireless Transaction. The issuance of these new shares of Verizon common stock could have the effect of depressing the market price for Verizon common stock.

In addition, many Vodafone shareholders are already shareholders of Verizon and those shareholders may decide not to hold the additional Verizon shares they received in the Wireless Transaction. Other Vodafone shareholders, such as funds with geographic limitations on their permitted investments, may be required to sell the shares of Verizon common stock that they received in the Wireless Transaction. Such sales of Verizon common stock could also have the effect of depressing the market price for Verizon common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $221 billion at December 31, 2013 and $210 billion at December 31, 2012, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following:

At December 31,	2013	2012
Network equipment	80.1%	79.7%
Land, buildings and building equipment	11.2%	11.3%
Furniture and other	8.7%	9.0%

	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

At December 31,	2013	2012
Wireline	61.3%	62.4%
Wireless	37.7%	36.5%
Other	1.0%	1.1%

	100.0%	100.0%

Network equipment consists primarily of cable (aerial, buried, underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings that are used for administrative and other purposes. Substantially all the switching centers are located on land and in buildings we own due to their critical role in the network and high set-up relocation costs. We also maintain facilities throughout the United States comprised of administrative and sales offices, customer care centers, retail sales locations, garage work centers, switching centers, cell sites and data centers. Furniture and other consists of telephone equipment, furniture, data processing equipment, office equipment, motor vehicles, plant under construction, capitalized non-network computer software costs and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

Item 3. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in Idearc’s bankruptcy, alleged that Idearc was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust sought over $9 billion in damages. Following a two-week trial in October 2012 limited to the question of the value of Idearc Inc. on the date of the spin-off, on January 22, 2013, the Court issued a decision finding that the value was “at least $12 billion.” As $12 billion exceeds the value of the debt and cash that Idearc transferred to Verizon on the date of the spin-off, the Court issued a related Order to Show Cause directing the Litigation Trust to submit a brief that “explains why any (or all) of its legal claims are viable in light of the court’s finding on Idearc’s value.” In its June 18, 2013 decision, the Court entered judgment for Verizon and its subsidiaries and ruled that U.S. Bank would “take nothing” on its claims. U.S. Bank appealed the decision to the U.S. Court of Appeals for the Fifth Circuit, where briefing is scheduled to be completed in the first quarter of 2014.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. At the close of discovery in February 2012, Verizon filed a summary judgment motion to dismiss the two counts in the complaint—constructive fraudulent transfer and actual fraudulent transfer. On June 12, 2013, the Court granted Verizon’s summary judgment motion in part, dismissing the Litigation Trust’s constructive fraudulent transfer claim. A two-week bench trial limited to the actual fraudulent transfer claim concluded December 15, 2013.

In October 2013, the California Attorney General’s Office notified Verizon California Inc. and other Verizon companies of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation and continue to review our operations relating to the management of hazardous waste. While penalties relating to the alleged violations could exceed $100,000, we do not expect that any penalties ultimately incurred will be material.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. As of December 31, 2013, there were 585,931 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low
2013	Fourth Quarter	$51.49	$46.03	$.530
	Third Quarter	51.94	45.08	.530
	Second Quarter	54.31	47.77	.515
	First Quarter	49.59	41.50	.515

2012	Fourth Quarter	$47.32	$40.51	$.515
	Third Quarter	46.41	42.18	.515
	Second Quarter	44.77	36.80	.500
	First Quarter	40.48	37.07	.500

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

During the fourth quarter of 2013, Verizon did not repurchase any shares of Verizon common stock. At December 31, 2013, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 96.5 million.

For other information required by this item, see the section entitled “Stock Performance Graph” on page 9 of the 2013 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is included in the 2013 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 9, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2013 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 28, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2013 Verizon Annual Report to Shareowners under the heading “Market Risk” on page 29, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2013 Verizon Annual Report to Shareowners on pages 38 through 71, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2013.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes intended to ensure an effective internal control environment. We are continuing an initiative to implement new financial systems that will continue in phases over the next several quarters. We are also continuing an initiative to standardize and centralize transaction-processing activities within our accounting processes, which we expect to continue over the next several years. These initiatives will incorporate certain changes in personnel as well. In connection with these initiatives and the resulting changes in our financial systems and transaction-processing activities, the Company continues to enhance the design and documentation of our internal control processes to ensure that controls over our financial reporting remain effective.

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2013 Verizon Annual Report to Shareowners on pages 36 and 37 and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Lowell C. McAdam	59	Chairman and Chief Executive Officer	2011
Roy H. Chestnutt	54	Executive Vice President – Strategy, Development and Planning	2013
Roger Gurnani	53	Executive Vice President and Chief Information Officer	2010
Daniel S. Mead	60	Executive Vice President and President and Chief Executive Officer – Verizon Wireless	2010
Anthony J. Melone	53	Executive Vice President and Chief Technology Officer	2010
Randal S. Milch	55	Executive Vice President – Public Policy and General Counsel	2008
W. Robert Mudge	54	President – Consumer and Mass Business Markets	2012
Marc C. Reed	55	Executive Vice President and Chief Administrative Officer	2004
Francis J. Shammo	53	Executive Vice President and Chief Financial Officer	2010
Anthony T. Skiadas	45	Senior Vice President and Controller	2013
John G. Stratton	52	Executive Vice President and President – Verizon Enterprise Solutions	2012
Marni M. Walden	46	Executive Vice President and President – Product and New Business Innovation	2014

Prior to serving as an executive officer, each of the above officers has held high-level managerial positions with the Company or one of its subsidiaries for at least five years, with the exception of Mr. Chestnutt, who has been with the Company since 2011. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

Roy H. Chestnutt is Executive Vice President – Strategy, Development and Planning for Verizon. From the time he joined the Company in 2011 until he was appointed to his current role in January 2013, Mr. Chestnutt was Senior Vice President of Corporate Strategy. Prior to joining Verizon, Mr. Chestnutt served as Corporate Vice President of the Americas at Motorola Networks from June 2010 to June 2011, and from 2006 to 2009, Mr. Chestnutt was Chairman and Chief Executive Officer of Grande Communications Networks (Grande), a facilities-based provider of bundled communications services. Prior to joining Grande, Mr. Chestnutt held a variety of management positions with Sprint-Nextel Corporation, Nextel Communications and AirTouch Communications.

Set forth below is information with respect to Directors currently in office who are retiring from the Board of Directors in April 2014 and are not standing for re-election:

Sandra O. Moose

Dr. Moose, 72, is President of Strategic Advisory Services LLC, a consulting firm. She was Senior Managing Partner of The Boston Consulting Group, Inc. (BCG) until 2004. At BCG, Dr. Moose provided strategic planning, operational effectiveness and related consulting services to global clients in a variety of industries, including consumer and industrial goods, financial services and telecommunications, over a 35-year career. Dr. Moose was a principal founder of BCG’s Financial Services practice and a key contributor to the development of the firm’s early management concepts. She led BCG’s New York office from 1988 to 1998 and was Chair of the East Coast region, which accounted for approximately 20% of BCG’s overall revenues, from 1994 to 1999.

Dr. Moose’s experience at BCG as a strategic advisor to diverse clients enables her to advise the Board and senior management on key issues of corporate strategy, including with respect to global growth, consumer goods and telecommunications issues. In addition to her strategic planning expertise, Dr. Moose has been the chair or presiding director of several public companies and several charitable organizations, which has given her extensive expertise in corporate governance. Dr. Moose also brings to the Board substantial financial expertise and insights into the views of institutional investors, which are important to Verizon as a public company.

Dr. Moose has served as a Director of Verizon since 2000 and was a director of GTE Corporation from 1978 to 2000. She is Presiding Director, Chairperson of the Corporate Governance and Policy Committee and a member of the Audit Committee. Dr. Moose is also Chairperson of the Board of Trustees of Natixis Advisor Funds (where she has served as a trustee of the funds and their predecessors since 1982) and Loomis Sayles Funds (where she has served as a trustee since 2003) and a director of The AES Corporation (since 2004). In the past five years, Dr. Moose has served on the board of Rohm and Haas Company as its lead director.

Joseph Neubauer

Mr. Neubauer, 72, is Chairman of ARAMARK Holdings Corporation and its subsidiary, ARAMARK Corporation, a professional services company. Until May 2012, he was also the Chief Executive Officer. He has served in those roles with ARAMARK and its predecessors for more than 25 years. ARAMARK’s approximately 272,000 employees provide food, hospitality, facility and uniform services in 22 countries and generated $13.9 billion in revenue during its 2013 fiscal year. Mr. Neubauer joined ARAMARK’s predecessor, ARA Services, in 1979 as Executive Vice President of Finance and Development, Chief Financial Officer and a director. He was elected President in 1981, Chief Executive Officer in 1983 and Chairman in 1984.

During his long tenure as Chairman and Chief Executive Officer of ARAMARK, Mr. Neubauer gained business and management experience leading a large, complex organization with international operations and a large, diverse workforce. This experience gives him a thorough understanding of many important issues facing Verizon. Mr. Neubauer brings to the Board, along with other skills and qualifications, extensive expertise in corporate finance, strategy and development. His broad background in hospitality and professional services, as well as his in-depth knowledge of consumer services, gives Mr. Neubauer insights on reaching retail and business customers, which is critical to Verizon’s success.

Mr. Neubauer has served as a Director of Verizon since 1995 and is Chairperson of the Human Resources Committee. He is also a director of Macy’s, Inc. (since 1992).

Hugh B. Price

Mr. Price, 72, is a Non-Resident Senior Fellow at The Brookings Institution, an independent research and policy institute. Mr. Price was President and Chief Executive Officer of the National Urban League from 1994 until 2003. During that time, Mr. Price restructured its board of directors, developed a new mission for the League and established its research and policy center. Following his work at the National Urban League, Mr. Price was Senior Advisor of DLA Piper Rudnick Gray Cary US LLP from 2003 to 2005 and a Non-Resident Senior Fellow of the Economic Studies Program at The Brookings Institution from 2006 to 2008. From 2008 to June 2013, he served as a visiting professor at the Woodrow Wilson School at Princeton University. Prior to joining the National Urban League, Mr. Price held a variety of positions in journalism, law and public interest organizations, including serving on the Editorial Board of The New York Times.

Mr. Price brings to the Board, among other skills and qualifications, a wide range of experience in leadership positions in both the private and non-profit sectors. As a result of his experience at the National Urban League and The Brookings Institution, Mr. Price is able to advise the Board and senior management on economic, government and public interest issues. His extensive management and leadership experience enables him to provide insights on corporate governance matters. He also has expertise in strategic planning, operations management and business services, which are critical issues for Verizon.

Mr. Price has served as a Director of Verizon since 1997 and was a Director of NYNEX Corporation from 1995 to 1997. He is a member of the Corporate Governance and Policy Committee. Mr. Price is also a director of MetLife, Inc. (since 1999) and Metropolitan Life Insurance Company (since 1994).

Other information required by this item is incorporated by reference to the biographies of the Directors standing for re-election on pages 11-16 of Exhibit 99, the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 59 of Exhibit 99, the section entitled “Business Conduct and Ethics” on page 2 of Exhibit 99, and the information relating to the Audit Committee on page 5 of Exhibit 99. There have been no material changes to shareholder nominating procedures.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Compensation Tables” on pages 31-57 of Exhibit 99. The Compensation Committee Report is incorporated by reference to page 31 of Exhibit 99. There were no compensation committee interlocks or insider transactions required to be disclosed pursuant to item 407(e)(4) of Regulation S-K under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” on pages 57-59 of Exhibit 99.

The following table provides information as of December 31, 2013 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. Since May 9, 2009, the Company has only issued awards under the 2009 Verizon Communications Inc. Long-Term Incentive Plan (2009 LTIP), which provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries. No new awards are permitted to be issued under any other equity compensation plan. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2009 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,133,926	(1)	$34.35	(2)	99,062,483	(3)
Equity compensation plans not approved by security holders	248,756	(4)	—		—

Total	17,382,682		$34.35		99,062,483

(1)

This amount includes: 982,881 shares of common stock subject to outstanding stock options, 16,120,285 shares of common stock subject to outstanding restricted stock units and performance stock units, and 30,760 shares subject to outstanding deferred stock units, in each case including, for awards other than stock options, dividend equivalents accrued on such awards through December 31, 2013. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash. None of the outstanding stock options include tandem dividend equivalent rights.

(2)

This number reflects the weighted average exercise price of outstanding stock options. Verizon’s outstanding restricted stock units, performance stock units and deferred stock units do not have exercise prices associated with the settlement of these awards.

(3)	This number reflects the number of shares of common stock that remained available for future issuance under the 2009 LTIP.

(4)

This number reflects shares subject to deferred stock units credited to the Verizon Income Deferral Plan, which were awarded in 2002 under the Verizon Communications Broad-Based Incentive Plan. No new awards are permitted to be issued under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to transactions with related persons is incorporated by reference to the section entitled “Related Person Transaction Policy” on pages 2-3 of Exhibit 99. Information with respect to Director independence, is incorporated by reference to the section entitled “Independence” on page 3 of Exhibit 99.

Item 14. Principal Accounting Fees and Services

Information with respect to principal accountant fees and services is incorporated by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” on page 17 of Exhibit 99.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2013. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	28

(5)	Exhibits

Exhibit Number	Description

3a(i)	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

3a(ii)	Certificate of Amendment of Restated Certificate of Incorporation of Verizon, effective February 4, 2014.

3b	Bylaws of Verizon, as amended, effective as of December 3, 2009 (filed as Exhibit 3b to Form 8-K dated December 7, 2009 and incorporated herein by reference).

4a

Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of December 1, 2000 (incorporated by reference to Verizon Global Funding Corp.’s Registration Statement on Form S-4, Registration No. 333-64792, Exhibit 4.1).

4b

First Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2001 (incorporated by reference to Verizon Global Funding Corp.’s Registration Statement on Form S-3, Registration No. 333-67412, Exhibit 4.2).

4c

Second Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of September 29, 2004 (incorporated by reference to Form 8-K filed on February 9, 2006, Exhibit 4.1).

4d

Third Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of September 29, 2004 (incorporated by reference to Form 8-K filed on February 9, 2006, Exhibit 4.2).

Except for Exhibits 4a – 4d above, no other instrument which defines the rights of holders of long-term debt of Verizon and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a	GTE’s Charitable Awards Program (filed as Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755 and incorporated herein by reference).**

10b	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10c	2009 Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix D of the Registrant’s Proxy Statement included in Schedule 14A filed on March 18, 2013).**

	10c(i)	Performance Stock Unit Agreement 2011-2013 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference).**

	10c(ii)	Restricted Stock Unit Agreement 2011-2013 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference).**

	10c(iii)	Form of 2011 Special Performance Stock Unit Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2011 and incorporated by reference).**

	10c(iv)	Performance Stock Unit Agreement 2012-2014 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference).**

	10c(v)	Restricted Stock Unit Agreement 2012-2014 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference).**

	10c(vi)	Performance Stock Unit Agreement 2013-2015 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference).**

	10c(vii)	Restricted Stock Unit Agreement 2013-2015 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference).**

10d	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10e	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10e(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10f(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10g	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10h

Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10i	fGTE Executive Retiree Life Insurance Plan (filed as Exhibit 10q to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10j	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10k	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10l	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10v to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10m	NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608 and incorporated herein by reference).**

10n

Amendment to NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10o	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

10p

U.S. Wireless Agreement, dated September 21, 1999, among Bell Atlantic and Vodafone Airtouch plc, including the forms of Amended and Restated Partnership Agreement and the Investment Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference).

10q

Term Loan Credit Agreement, dated as of October 1, 2013, among Verizon, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed on October 3, 2013 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13

Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2013 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

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

99

Selected Corporate Governance and Executive Compensation Information included in the Preliminary Proxy Statement for the Verizon 2014 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on February 26, 2014.

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

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2013, 2012 and 2011

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)(b)	Deductions Note (c)(d)	Balance at End of Period
Allowance for Uncollectible Accounts Receivable:

Year 2013	$641	$993	$162	$1,151	$645
Year 2012	802	972	113	1,246	641
Year 2011	876	1,026	139	1,239	802

Valuation Allowance for Deferred Tax Assets:

Year 2013	$2,041	$235	$30	$710	$1,596
Year 2012	2,376	120	38	493	2,041
Year 2011	3,421	108	25	1,178	2,376

(a)	Allowance for Uncollectible Accounts Receivable primarily includes amounts previously written off which were credited directly to this account when recovered.

(b)	Valuation Allowance for Deferred Tax Assets includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.

(c)	Amounts written off as uncollectible or transferred to other accounts or utilized.

(d)	Reductions to valuation allowances related to deferred tax assets.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Anthony T. Skiadas	Date: February 27, 2014
Anthony T. Skiadas Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Lowell C. McAdam Lowell C. McAdam	Chairman and Chief Executive Officer	February 27, 2014

Principal Financial Officer:

/s/ Francis J. Shammo Francis J. Shammo	Executive Vice President and Chief Financial Officer	February 27, 2014

Principal Accounting Officer:

/s/ Anthony T. Skiadas Anthony T. Skiadas	Senior Vice President and Controller	February 27, 2014

/s/ Shellye L. Archambeau Shellye L. Archambeau	Director	February 27, 2014

/s/ Richard L. Carrión Richard L. Carrión	Director	February 27, 2014

/s/ Melanie L. Healey Melanie L. Healey	Director	February 27, 2014

/s/ M. Frances Keeth M. Frances Keeth	Director	February 27, 2014

/s/ Robert W. Lane Robert W. Lane	Director	February 27, 2014

/s/ Sandra O. Moose Sandra O. Moose	Director	February 27, 2014

/s/ Joseph Neubauer Joseph Neubauer	Director	February 27, 2014

/s/ Donald T. Nicolaisen Donald T. Nicolaisen	Director	February 27, 2014

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director	February 27, 2014

/s/ Hugh B. Price Hugh B. Price	Director	February 27, 2014

/s/ Rodney E. Slater Rodney E. Slater	Director	February 27, 2014

/s/ Kathryn A. Tesija Kathryn A. Tesija	Director	February 27, 2014

/s/ Gregory D. Wasson Gregory D. Wasson	Director	February 27, 2014