Form 10-Q
period 2014-03-31
VERIZON COMMUNICATIONS INC
filed 2014-04-29
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

At March 31, 2014, 4,141,148,976 shares of the registrant’s common stock were outstanding, after deducting 101,225,264 shares held in treasury.

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2014	2013

Operating Revenues	$30,818	$29,420

Operating Expenses
Cost of services and sales (exclusive of items shown below)	11,189	10,932
Selling, general and administrative expense	8,332	8,148
Depreciation and amortization expense	4,137	4,118

Total Operating Expenses	23,658	23,198

Operating Income	7,160	6,222
Equity in earnings of unconsolidated businesses	1,902	(5)
Other income and (expense), net	(894)	39
Interest expense	(1,214)	(537)

Income Before Provision For Income Taxes	6,954	5,719
Provision for income taxes	(968)	(864)

Net Income	$5,986	$4,855

Net income attributable to noncontrolling interests	$2,039	$2,903
Net income attributable to Verizon	3,947	1,952

Net Income	$5,986	$4,855

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.15	$.68
Weighted-average shares outstanding (in millions)	3,425	2,866

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.15	$.68
Weighted-average shares outstanding (in millions)	3,430	2,872

Dividends declared per common share	$0.530	$0.515

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2014	2013

Net Income	$5,986	$4,855
Other comprehensive loss, net of taxes
Foreign currency translation adjustments	(949)	(148)
Unrealized loss on cash flow hedges	(83)	(6)
Unrealized gain on marketable securities	1	11
Defined benefit pension and postretirement plans	(37)	(36)

Other comprehensive loss attributable to Verizon	(1,068)	(179)
Other comprehensive loss attributable to noncontrolling interests	(23)	(12)

Total Comprehensive Income	$4,895	$4,664

Comprehensive income attributable to noncontrolling interests	$2,016	$2,891
Comprehensive income attributable to Verizon	2,879	1,773

Total Comprehensive Income	$4,895	$4,664

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2014	At December 31, 2013

Assets
Current assets
Cash and cash equivalents	$2,907	$53,528
Short-term investments	637	601
Accounts receivable, net of allowances of $614 and $645	12,131	12,439
Inventories	881	1,020
Prepaid expenses and other	6,716	3,406

Total current assets	23,272	70,994

Plant, property and equipment	223,841	220,865
Less accumulated depreciation	134,785	131,909

	89,056	88,956

Investments in unconsolidated businesses	889	3,432
Wireless licenses	72,713	75,747
Goodwill	24,647	24,634
Other intangible assets, net	5,839	5,800
Other assets	5,146	4,535

Total assets	$221,562	$274,098

Liabilities and Equity
Current liabilities
Debt maturing within one year	$2,152	$3,933
Accounts payable and accrued liabilities	14,984	16,453
Other	8,217	6,664

Total current liabilities	25,353	27,050

Long-term debt	107,617	89,658
Employee benefit obligations	26,977	27,682
Deferred income taxes	41,597	28,639
Other liabilities	6,167	5,653

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 and 2,967,610,119 shares issued in each period, respectively)	424	297
Contributed capital	10,976	37,939
Reinvested earnings	3,534	1,782
Accumulated other comprehensive income	1,290	2,358
Common stock in treasury, at cost	(3,794)	(3,961)
Deferred compensation – employee stock ownership plans and other	281	421
Noncontrolling interests	1,140	56,580

Total equity	13,851	95,416

Total liabilities and equity	$221,562	$274,098

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2014	2013

Cash Flows from Operating Activities
Net Income	$5,986	$4,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,137	4,118
Employee retirement benefits	281	295
Deferred income taxes	(155)	878
Provision for uncollectible accounts	231	260
Equity in earnings of unconsolidated businesses, net of dividends received	(1,894)	14
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,626)	(1,491)
Other, net	179	(1,398)

Net cash provided by operating activities	7,139	7,531

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,150)	(3,602)
Acquisitions of investments and businesses, net of cash acquired	(157)	(21)
Acquisitions of wireless licenses, net	(213)	(117)
Other, net	(11)	141

Net cash used in investing activities	(4,531)	(3,599)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	16,952	500
Repayments of long-term borrowings and capital lease obligations	(7,951)	(73)
Increase in short-term obligations, excluding current maturities	252	581
Dividends paid	(1,517)	(1,472)
Proceeds from sale of common stock	34	56
Purchase of common stock for treasury	–	(153)
Acquisition of noncontrolling interest	(58,886)	–
Other, net	(2,113)	(989)

Net cash used in financing activities	(53,229)	(1,550)

Increase (decrease) in cash and cash equivalents	(50,621)	2,382
Cash and cash equivalents, beginning of period	53,528	3,093

Cash and cash equivalents, end of period	$2,907	$5,475

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior year amounts to conform to the current year presentation. Effective January 1, 2014, we have also reclassified the results of certain businesses, such as development stage businesses that support our strategic initiatives, from our Wireline segment to Corporate, eliminations and other. The impact of this reclassification was not material to our condensed consolidated financial statements.

Recently Adopted Accounting Standards

During the first quarter of 2014, we adopted the accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

Leasing Arrangements

At each reporting period, we monitor the credit quality of the various lessees in our portfolios. Regarding the leveraged lease portfolio, we use external credit reports where available and where not available we use internally developed indicators. These indicators or internal credit risk grades factor historic loss experience, the value of the underlying collateral, delinquency trends, and industry and general economic conditions. The credit quality of our lessees primarily varies from AAA to CCC+. For each reporting period the leveraged leases within the portfolio are reviewed for indicators of impairment where it is probable the rent due according to the contractual terms of the lease will not be collected. All significant accounts, individually or in the aggregate, are current and none are classified as impaired.

Earnings Per Common Share

There were a total of approximately 5 million and 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2014 and 2013, respectively. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period were not significant for the three months ended March 31, 2014, and 2013, respectively.

On January 28, 2014, at a special meeting of our shareholders, we received shareholder approval to increase our authorized shares of common stock by 2 billion shares to an aggregate 6.25 billion authorized shares of common stock. On February 4, 2014, this authorization became effective.

2.	Acquisitions and Divestitures

Wireless

Wireless Transaction

On September 2, 2013, Verizon entered into a stock purchase agreement (the Stock Purchase Agreement) with Vodafone Group Plc (Vodafone) and Vodafone 4 Limited (Seller), pursuant to which Verizon agreed to acquire Vodafone’s indirect 45% interest in Cellco Partnership d/b/a Verizon Wireless (the Partnership, and such interest, the Vodafone Interest) for aggregate consideration of approximately $130 billion.

On February 21, 2014, pursuant to the terms and subject to the conditions set forth in the Stock Purchase Agreement, Verizon acquired (the Wireless Transaction) from Seller all of the issued and outstanding capital stock (the Transferred Shares) of

Vodafone Americas Finance 1 Inc., a subsidiary of Seller (VF1 Inc.), which indirectly through certain subsidiaries (together with VF1 Inc., the Purchased Entities) owned the Vodafone Interest. In consideration for the Transferred Shares, upon completion of the Wireless Transaction, Verizon (i) paid approximately $58.89 billion in cash, (ii) issued approximately 1.27 billion shares of Verizon’s common stock, par value $0.10 per share (the Stock Consideration), which was valued at approximately $61.3 billion at the closing of the Wireless Transaction, (iii) issued senior unsecured Verizon notes in an aggregate principal amount of $5.0 billion (the Verizon Notes), (iv) sold Verizon’s indirectly owned 23.1% interest in Vodafone Omnitel N.V. (Omnitel, and such interest, the Omnitel Interest), valued at $3.5 billion and (v) provided other consideration, which included the assumption of preferred stock valued at approximately $1.7 billion. The total cash paid to Vodafone and the other costs of the Wireless Transaction, including financing, legal and bank fees, were financed through the incurrence of third-party indebtedness. See Note 4 for additional information.

In accordance with the accounting standard on consolidation, a change in a parent’s ownership interest while the parent retains a controlling financial interest in its subsidiary is accounted for as an equity transaction and remeasurement of assets and liabilities of previously controlled and consolidated subsidiaries is not permitted. As a result, we accounted for the Wireless Transaction by adjusting the carrying amount of the noncontrolling interest to reflect the change in Verizon’s ownership interest in the Partnership. Any difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted has been recognized in equity attributable to Verizon.

Omnitel Transaction

On February 21, 2014, Verizon and Vodafone also consummated the sale of the Omnitel Interest (the Omnitel Transaction) by a subsidiary of Verizon to a subsidiary of Vodafone in connection with the Wireless Transaction pursuant to a separate share purchase agreement. As a result, during the three months ended March 31, 2014, we recognized a pre-tax gain of $1.9 billion on the disposal of the Omnitel interest in Equity in earnings of unconsolidated businesses on our condensed consolidated statement of income.

Verizon Notes

The Verizon Notes were issued to Vodafone pursuant to Verizon’s existing indenture. The Verizon Notes were issued in two separate series, with $2.5 billion due February 21, 2022 (the eight-year Verizon Notes) and $2.5 billion due February 21, 2025 (the eleven-year Verizon Notes). The Verizon Notes bear interest at a floating rate, which will be reset quarterly, with interest payable quarterly in arrears, beginning May 21, 2014. The eight-year Verizon Notes bear interest at a floating rate equal to three-month London Interbank Offered Rate (LIBOR), plus 1.222%, and the eleven-year Verizon Notes bear interest at a floating rate equal to three-month LIBOR, plus 1.372%. The indenture that governs the Verizon Notes contains certain negative covenants, including a negative pledge covenant and a merger or similar transaction covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. An event of default for either series of the Verizon Notes may result in acceleration of the entire principal amount of all debt securities of that series. Beginning two years after the closing of the Wireless Transaction, Verizon may redeem all or any portion of the outstanding Verizon Notes held by Vodafone or any of its affiliates for a redemption price of 100% of the principal amount plus accrued and unpaid interest. The Verizon Notes may only be transferred by Vodafone to third parties in specified amounts during specified periods, commencing January 1, 2017. Any Verizon Notes held by third parties will not be redeemable by Verizon prior to their maturity dates. Verizon has agreed to file a registration statement with respect to the Verizon Notes at least three months prior to the Verizon Notes becoming transferable.

Other Consideration

Included in the other consideration provided to Vodafone is the indirect assumption of long-term obligations with respect to 5.143% Class D and Class E cumulative preferred stock (Preferred Stock) issued by one of the Purchased Entities. Both the Class D shares (825,000 shares outstanding) and Class E shares (825,000 shares outstanding) are mandatorily redeemable in April 2020 at $1,000 per share plus any accrued and unpaid dividends. Dividends accrue at 5.143% per annum and will be treated as interest expense. Both the Class D and Class E shares have been classified as liability instruments and were recorded at fair value as determined at the closing of the Wireless Transaction.

Deferred Tax Liabilities

Certain deferred taxes directly attributable to the Wireless Transaction have been calculated based on an analysis of taxes attributable to the difference between the tax basis of the investment in the noncontrolling interest that is assumed compared to Verizon’s book basis. As a result, Verizon recorded a deferred tax liability of approximately $13.5 billion.

Spectrum License Transactions

During the fourth quarter of 2013, we entered into license exchange agreements with T-Mobile USA, Inc. (T-Mobile USA) to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) licenses. These non-cash exchanges, which are subject to customary closing conditions, are expected to close in the first half of 2014. The exchange includes a number of swaps that we expect will result in more efficient use of the AWS and PCS bands. As a result of these agreements, $0.9 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively. Upon completion of the transaction, we expect to record a gain which will be determined upon the closing of the transaction.

Subsequent to the transaction with T-Mobile USA in the fourth quarter of 2013, on January 6, 2014, we announced two agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we will sell certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we will exchange the remainder of these licenses for AWS and PCS spectrum licenses. As a result of these agreements, $3.3 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheet at March 31, 2014. These transactions are subject to customary closing conditions. These transactions are expected to close in the middle of 2014. Upon completion of these transactions, we expect to record a gain which will be determined upon the closing of these transactions.

During the three months ended March 31, 2014, we acquired various wireless licenses for cash consideration that was not significant.

Other

During February 2014, Verizon acquired a business dedicated to the development of Internet Protocol (IP) television for cash consideration that was not significant. The transaction is expected to accelerate the availability of next-generation video services.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2014	$75,747
Acquisitions (Note 2)	136
Capitalized interest on wireless licenses	79
Reclassifications, adjustments and other	(3,249)

Balance at March 31, 2014	$72,713

Reclassifications, adjustments and other includes $3.3 billion of Wireless licenses that are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheet at March 31, 2014. See Note 2 for additional details.

At March 31, 2014, approximately $5.5 billion of Wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Total
Balance at January 1, 2014	$18,376	$6,258	$24,634
Acquisitions (Note 2)	–	13	13

Balance at March 31, 2014	$18,376	$6,271	$24,647

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At March 31, 2014			At December 31, 2013
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$3,640	$(2,735)	$905	$3,639	$(2,660)	$979
Non-network internal-use software (3 to 7 years)	12,183	(7,600)	4,583	11,770	(7,317)	4,453
Other (2 to 25 years)	662	(311)	351	691	(323)	368

Total	$16,485	$(10,646)	$5,839	$16,100	$(10,300)	$5,800

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended March 31,
2014	$ 394
2013	386

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2014	$ 1,137
2015	1,280
2016	1,039
2017	852
2018	688

4.	Debt

Changes to debt during the three months ended March 31, 2014 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2014	$3,933	$89,658	$93,591
Proceeds from long-term borrowings	–	16,952	16,952
Verizon Notes	–	5,000	5,000
Preferred Stock	–	1,650	1,650
Repayments of long-term borrowings and capital leases obligations	(2,500)	(5,451)	(7,951)
Increase in short-term obligations, excluding current maturities	252	–	252
Reclassifications of long-term debt	532	(532)	–
Other	(65)	340	275

Balance at March 31, 2014	$2,152	$107,617	$109,769

During February 2014, we issued €1.75 billion aggregate principal amount of 2.375% Notes due 2022, €1.25 billion aggregate principal amount of 3.25% Notes due 2026 and £0.85 billion aggregate principal amount of 4.75% Notes due 2034. The issuance of these Notes resulted in cash proceeds of approximately $5.4 billion, net of discounts and issuance costs. The net proceeds were used, in part, to finance the Wireless Transaction. Net proceeds not used to finance the Wireless Transaction were used for general corporate purposes. Also, during February 2014, we issued $0.5 billion aggregate principal amount of 5.90% Notes due

2054 resulting in cash proceeds of approximately $0.5 billion, net of discounts and issuance costs. The net proceeds were used for general corporate purposes.

On March 10, 2014, we announced the commencement of a tender offer (the Tender Offer) to purchase for cash any and all of the series of notes listed in the following table:

(dollars in millions, except for Purchase Price)	Interest Rate	Maturity	Principal Amount Outstanding	Purchase Price (1)	Principal Amount Purchased
Verizon Communications	6.10%	2018	$1,500	$1,170.07	$748
	5.50%	2018	1,500	1,146.91	763
	8.75%	2018	1,300	1,288.35	564
	5.55%	2016	1,250	1,093.62	652
	5.50%	2017	750	1,133.22	353

Cellco Partnership and Verizon Wireless Capital LLC	8.50%	2018	1,000	1,279.63	619

Alltel Corporation	7.00%	2016	300	1,125.26	157

GTE Corporation	6.84%	2018	600	1,196.85	266

					$4,122

(1)	Per $1,000 principal amount of notes

The Tender Offer for each series of notes was subject to a financing condition, which was either satisfied or waived with respect to all series. The Tender Offer expired on March 17, 2014 and settled on March 19, 2014. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase. During March 2014, we recorded early debt redemption costs in connection with the Tender Offer (see “Early Debt Redemption”).

During March 2014, we issued $4.5 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $4.5 billion, net of discounts and issuance costs. The issuances consisted of the following: $0.5 billion aggregate principal amount Floating Rate Notes due 2019 that bear interest at a rate equal to three-month LIBOR plus 0.77% which rate will be reset quarterly, $0.5 billion aggregate principal amount of 2.55% Notes due 2019, $1.0 billion aggregate principal amount of 3.45% Notes due 2021, $1.25 billion aggregate principal amount of 4.15% Notes due 2024 and $1.25 billion aggregate principal amount of 5.05% Notes due 2034. During March 2014, the net proceeds were used to purchase notes in the Tender Offer described above.

During March 2014, Verizon Wireless redeemed $1.25 billion aggregate principal amount of the Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018 at 127.135% of the principal amount of such notes, plus accrued and unpaid interest (see “Early Debt Redemption”). Also, during March 2014, $1.0 billion of LIBOR plus 0.61% Verizon Communications Notes and $1.5 billion of 1.95% Verizon Communications Notes matured and were repaid.

Term Loan Agreement

During February 2014, we drew $6.6 billion pursuant to a term loan agreement with a group of major financial institutions to finance, in part, the Wireless Transaction. $3.3 billion of the loans under the term loan agreement have a maturity of three years and $3.3 billion of the loans under the term loan agreement have a maturity of five years (the 5-Year Loans). The 5-Year Loans provide for the partial amortization of principal during the last two years that they are outstanding. Loans under the term loan agreement bear interest at floating rates. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

Verizon Notes

During February 2014, in connection with the Wireless Transaction, we issued $5.0 billion aggregate principal amount of floating rate notes to Vodafone. These notes were issued in two separate series, with $2.5 billion due February 21, 2022 and $2.5 billion due February 21, 2025. The Verizon Notes bear interest at a floating rate, which will be reset quarterly, with interest payable quarterly in arrears, beginning May 21, 2014 (see Note 2). The eight-year Verizon Notes bear interest at a floating rate equal to three-month LIBOR, plus 1.222%, and the eleven-year Verizon Notes bear interest at a floating rate equal to three-month LIBOR, plus 1.372%.

Preferred Stock

As a result of the Wireless Transaction, we assumed long-term obligations with respect to 5.143% Class D and Class E cumulative Preferred Stock issued by one of the Purchased Entities. Both the Class D shares (825,000 shares outstanding) and Class E shares (825,000 shares outstanding) are mandatorily redeemable in April 2020 at $1,000 per share plus any accrued and unpaid dividends. Dividends accrue at 5.143% per annum and will be treated as interest expense. Both the Class D and Class E shares have been classified as liability instruments and were recorded at fair value as determined at the closing of the Wireless Transaction.

Other Credit Facilities

As of March 31, 2014, the unused borrowing capacity under our $6.2 billion credit facility was approximately $6.1 billion and the unused borrowing capacity under our $2.0 billion 364-day revolving credit agreement was $2.0 billion.

Early Debt Redemption

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following in the Tender Offer: $0.7 billion of the $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

We recognized these costs in Other income and (expense), net on our condensed consolidated statement of income during the three months ended March 31, 2014.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of March 31, 2014, $3.1 billion principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2014, $1.4 billion principal amount of these obligations remain outstanding.

In 2013, we launched Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their phone over 24 months and upgrade to a new phone after a minimum of 30 days, subject to certain conditions, including making at least 50% of the required device payments, trading in their phone in good working condition and signing a new contract with Verizon Wireless. Verizon values this trade-in right as a guarantee liability. The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new phone, the customer’s estimated remaining installment balance at the time of trade-in and the fair value of the phone at the time of trade-in. As of March 31, 2014, the guarantee liability related to this program was approximately $0.3 billion.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

5.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Short-term investments:
Equity securities	$383	$–	$–	$383
Fixed income securities	–	254	–	254
Other assets:
Fixed income securities	–	884	–	884
Cross currency swaps	–	262	–	262
Interest rate swaps	–	19	–	19

Total	$383	$1,419	$–	$1,802

Liabilities:
Other liabilities:
Cross currency swaps	$–	$13	$–	$13

Total	$–	$13	$–	$13

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three months ended March 31, 2014.

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

	At March 31, 2014		At December 31, 2013
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$109,516	$122,052	$93,298	$103,527

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

We measure all derivatives, including derivatives embedded in other financial instruments, at fair value and recognize them as either assets or liabilities on our condensed consolidated balance sheets. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in Other comprehensive loss and recognized in earnings when the hedged item is recognized in earnings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three months ended March 31, 2014.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the fourth quarter of 2013, we entered into forward interest rate swaps with a total notional value of $2.0 billion. We designated these contracts as cash flow hedges. In March 2014, we settled these forward interest rate swaps and the pre-tax gain was not material. During the three months ended March 31, 2014, we entered into forward interest rate swaps with a total notional value of $0.9 billion. We designated these contracts as cash flow hedges.

In April 2014, we entered into forward interest rate swaps with a total notional value of $1.6 billion. We designated these contracts as cash flow hedges.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses.

During February 2014, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $5.4 billion of Euro and British Pound Sterling denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $0.2 billion at March 31, 2014 and was not material at December 31, 2013. During the three months ended March 31, 2014 and 2013, an immaterial pre-tax gain and a pre-tax loss of $0.1 billion, respectively, were recognized in Other comprehensive loss.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2014	16,193	23,724
Granted	4,514	6,578
Payments	(6,116)	(9,153)
Cancelled/Forfeited	(54)	(77)

Outstanding, March 31, 2014	14,537	21,072

As of March 31, 2014, unrecognized compensation expense related to the unvested portion of outstanding RSUs and PSUs was approximately $0.7 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2014 have a weighted-average grant date fair value of $47.15 per unit.

7.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates are updated in the fourth quarter or upon a remeasurement event to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Benefit Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended March 31,	2014	2013	2014	2013
Service cost	$81	$99	$65	$80
Amortization of prior service cost (credit)	(2)	1	(63)	(62)
Expected return on plan assets	(295)	(311)	(41)	(36)
Interest cost	259	250	277	274

Net periodic benefit cost	$43	$39	$238	$256

Severance Payments

During the three months ended March 31, 2014, we paid severance benefits of $0.2 billion. At March 31, 2014, we had a remaining severance liability of $0.6 billion, a portion of which includes future contractual payments to employees separated as of March 31, 2014.

Employer Contributions

During the three months ended March 31, 2014, we contributed $0.5 billion to our other postretirement benefit plans and $0.2 billion to our qualified pension plans. The contributions to our nonqualified pension plans were not material during the three months ended March 31, 2014. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2014 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

8.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$38,836	$56,580	$95,416

Net income	3,947	2,039	5,986
Other comprehensive loss	(1,068)	(23)	(1,091)

Comprehensive income	2,879	2,016	4,895

Issuance of common stock	127	–	127
Contributed capital	(26,963)	–	(26,963)
Dividends declared	(2,195)	–	(2,195)
Common stock in treasury	167	–	167
Purchase of noncontrolling interest	–	(55,960)	(55,960)
Distributions and other	(140)	(1,496)	(1,636)

Balance at March 31, 2014	$12,711	$1,140	$13,851

The changes in Common stock, Contributed capital and Purchase of noncontrolling interest are primarily due to the completion of the Wireless Transaction on February 21, 2014. See Note 2 for additional information.

Prior to the closing of the Wireless Transaction, noncontrolling interests included in our condensed consolidated financial statements primarily consisted of Vodafone’s 45% ownership interest in Verizon Wireless. The noncontrolling interests that remain after the completion of the Wireless Transaction primarily relate to wireless partnership entities.

Common Stock

As a result of the Wireless Transaction, Verizon issued approximately 1.27 billion shares of Verizon common stock.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2014	$853	$113	$117	$1,275	$2,358
Other comprehensive income (loss)	(38)	25	6	–	(7)
Amounts reclassified to net income	(911)	(108)	(5)	(37)	(1,061)

Net other comprehensive income (loss)	(949)	(83)	1	(37)	(1,068)

Balance at March 31, 2014	$(96)	$30	$118	$1,238	$1,290

The amounts presented above in net other comprehensive income (loss) are net of taxes and noncontrolling interests, which are not significant. For the three months ended March 31, 2014, the amounts reclassified to net income related to foreign currency translation adjustments are included in Equity in earnings of unconsolidated businesses on our condensed consolidated statement of income and are a result of the completion of the Omnitel Transaction. See Note 2 for additional details. For the three months ended March 31, 2014, the amounts reclassified to net income related to defined benefit pension and postretirement plans are included in Cost of services and sales and Selling, general and administrative expense on our condensed consolidated statements of income. For the three months ended March 31, 2014, all other amounts reclassified to net income are included in Other income and (expense), net on our condensed consolidated statements of income.

9.	Segment Information

Reportable Segments

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, pension and other employee benefit related costs, lease financing, as well as other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. Effective January 1, 2014, we have also reclassified the results of certain businesses, such as development stage businesses that support our strategic initiatives, from our Wireline segment to Corporate, eliminations and other. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
External Operating Revenues
Wireless
Retail service	$17,233	$16,155
Other service	735	557

Service revenue	17,968	16,712

Equipment	1,869	1,809
Other	1,014	975

Total Wireless	20,851	19,496

Wireline
Consumer retail	3,846	3,616
Small business	624	635

Mass Markets	4,470	4,251

Strategic services	2,101	2,073
Core	1,500	1,691

Global Enterprise	3,601	3,764

Global Wholesale	1,345	1,443
Other	153	101

Total Wireline	9,569	9,559

Total segments	30,420	29,055
Corporate, eliminations and other	398	365

Total consolidated – reported	$30,818	$29,420

Intersegment Revenues
Wireless	$28	$27
Wireline	221	271

Total segments	249	298
Corporate, eliminations and other	(249)	(298)

Total consolidated – reported	$–	$–

Total Operating Revenues
Wireless	$20,879	$19,523
Wireline	9,790	9,830

Total segments	30,669	29,353
Corporate, eliminations and other	149	67

Total consolidated – reported	$30,818	$29,420

Operating Income
Wireless	$7,318	$6,418
Wireline	147	13

Total segments	7,465	6,431
Reconciling items	(305)	(209)

Total consolidated – reported	$7,160	$6,222

(dollars in millions)	At March 31, 2014	At December 31, 2013
Assets
Wireless	$149,178	$146,429
Wireline	83,540	84,573

Total segments	232,718	231,002
Corporate, eliminations and other	(11,156)	43,096

Total consolidated – reported	$221,562	$274,098

Corporate, eliminations and other at December 31, 2013 is primarily comprised of cash and cash equivalents which were used to complete the Wireless Transaction on February 21, 2014.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Total segment operating income	$7,465	$6,431
Corporate, eliminations and other	(305)	(209)

Total consolidated operating income	7,160	6,222

Equity in earnings of unconsolidated businesses	1,902	(5)
Other income and (expense), net	(894)	39
Interest expense	(1,214)	(537)

Income Before Provision For Income Taxes	$6,954	$5,719

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2014 and 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence in over 150 countries around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including broadband data and video services, network access, voice, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 176,900 employees as of March 31, 2014.

In recent years, Verizon has embarked upon a strategic transformation as advances in technology have changed the ways that our customers interact in their personal and professional lives and that businesses operate. To meet the changing needs of our customers and address the changing technological landscape, we are focusing our efforts around higher margin and growing areas of our business: wireless data, wireline data and Strategic services, including cloud computing services.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our wireless and wireline networks, invest in the fiber optic network that supports our wireless and wireline businesses, maintain our wireless and wireline networks and develop and maintain significant advanced information technology systems and data system capabilities.

On February 21, 2014, we completed the acquisition of Vodafone Group Plc’s (Vodafone) indirect 45% interest in Cellco Partnership d/b/a Verizon Wireless for aggregate consideration of approximately $130 billion (the Wireless Transaction). The consideration paid was primarily comprised of cash of approximately $58.89 billion and Verizon common stock with a value of approximately $61.3 billion. See “Acquisitions and Divestitures” for additional information.

In our Wireless business, during the three months ended March 31, 2014 compared to the similar period in 2013, revenue growth of 6.9% was driven by service revenue growth of 7.5% as the demand for fourth-generation (4G) Long-Term Evolution (LTE) smartphones and tablets continues. At March 31, 2014, retail postpaid connections were 4.4% higher than at March 31, 2013, with smartphones representing 72% of our retail postpaid phone base at March 31, 2014 compared to 61% at March 31, 2013. Also during the three months ended March 31, 2014, postpaid smartphone activations represented 90% of phones activated compared to 84% in the similar period in 2013.

While we have substantially completed the deployment of our 4G LTE network, we are focusing our capital spending on adding capacity and density to our existing 4G LTE network. Our 4G LTE network is available to approximately 97% of the U.S. population in more than 500 markets and covering approximately 306 million people, including those in areas served by our LTE in Rural America partners. Our 4G LTE network provides higher data throughput performance for data services at lower cost compared to those provided via third-generation (3G) networks. In March 2014, 73% of our total data traffic was carried on our 4G LTE network.

On February 13, 2014, we introduced our More Everything® plans which replaced our Share Everything® plans and provide more value to our customers. These plans, which are available to both new and existing postpaid customers, feature domestic unlimited voice minutes, unlimited domestic and international text, video and picture messaging, cloud storage and a single data allowance that can be shared among up to 10 devices connected to the Verizon Wireless network. Beginning on April 17, 2014, for a limited time, existing customers who receive wireless services on a month-to-month basis and new customers who bring their own device, can move to a More Everything plan and receive discounted monthly access fees. Customers with Verizon Edge, which provides a device payment plan option and allows customers to trade in their phone for a new phone after a minimum of thirty days, subject to certain conditions, will also receive discounted monthly access fees on More Everything plans. As of March 31, 2014, More Everything accounts represented approximately 50% of our retail postpaid accounts compared to Share Everything plans representing approximately 30% of our retail postpaid accounts as of March 31, 2013. Verizon Wireless offers shared data plans for business, with More Everything plans for Small business and the Nationwide Business Data Packages and Plans.

In our Wireline business, revenues declined 0.4% during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to revenue declines in Global Enterprise Core and Global Wholesale. These declines were partially offset by revenue increases in Consumer retail driven by FiOS services and in Strategic services within Global Enterprise. FiOS represented approximately 74% of Consumer retail revenue during the three months ended March 31, 2014 compared to approximately 69% during the similar period in 2013. As the penetration of FiOS products increases, we continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing multiple home services that will eventually be part of the digital grid, including not just entertainment and communications, but also machine-to-machine communications, such as home monitoring, health monitoring, energy management and utilities management.

Verizon recently announced the introduction of FiOS Quantum TV, which provides FiOS TV customers with new features including the ability to record up to 12 shows at once and control live TV from any room in their home. This new service is now available in North Texas, as well as Pittsburgh and Harrisburg, Pennsylvania. We expect to continue to roll out this service in phases over the next few months where FiOS TV is offered.

Wireline’s revenues during the three months ended March 31, 2014 included a 1.8% increase in Strategic services revenues, which represented 59% of total Global Enterprise revenues. Strategic services revenues include revenues from the public sector, where we continue to experience revenue pressure. We believe Global Enterprise customers continue to be more focused on improving their cost structure as opposed to investing for growth, which creates revenue pressure for us. Total Global Enterprise and Global Wholesale revenues declined due to declines in Core customer premise equipment revenues and traditional voice revenues. The decline in Core customer premise equipment revenues is a result of our focus on improving our margins by continuing to de-emphasize sales of equipment that are not part of an overall enterprise solutions bundle. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing.

We are investing in innovative technology like wireless networks, high-speed fiber and cloud services to position ourselves at the center of growth trends of the future. During the three months ended March 31, 2014, these investments included capital expenditures of $4.2 billion, acquisitions of wireless licenses of $0.2 billion and acquisitions of investments and businesses of $0.2 billion. See “Cash Flows Used in Investing Activities” and “Acquisitions and Divestitures” for additional information.

By investing in our own capabilities, we are also investing in the markets we serve by providing our communities with an efficient, reliable infrastructure for competing in the information economy. We are committed to putting our customers first and being a responsible member of our communities. Guided by this commitment and by our core values of integrity, respect, performance excellence and accountability, we believe we are well-positioned to produce a long-term return for our shareowners, create meaningful work for ourselves and provide something of lasting value for society.

Trends

We expect the number of devices activated on Verizon Edge to continue to increase. Additionally, we expect the activations on Verizon Edge to contribute positively to our consolidated operating income and our Wireless segment operating income. As more customers adopt Verizon Edge, we expect retail postpaid ARPA (the average revenue per account from retail postpaid accounts) and service revenue to be negatively impacted, and we expect equipment and other revenue to be positively impacted.

There have been no significant changes to the information related to trends affecting our business that was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, except to the extent described above.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items of a non-operational nature that are not included in our segment results. We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. In “Segment Results of Operations”, we review the performance of our two reportable segments.

On February 21, 2014, we completed the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless. As a result, our results reflect our 55% ownership of Verizon Wireless through the closing of the Wireless Transaction and reflect our full ownership of Verizon Wireless for the remainder of the period.

Corporate, eliminations and other includes unallocated corporate expenses such as certain pension and other employee benefit related costs, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, lease financing and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period. Effective January 1, 2014, we have also reclassified the results of certain businesses, such as development stage businesses that support our strategic initiatives, from our Wireline segment to Corporate, eliminations and other. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

Consolidated Revenues

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Wireless
Service revenue	$17,987	$16,728	$1,259	7.5%
Equipment and other	2,892	2,795	97	3.5

Total	20,879	19,523	1,356	6.9
Wireline
Mass Markets	4,464	4,254	210	4.9
Global Enterprise	3,606	3,770	(164)	(4.4)
Global Wholesale	1,591	1,699	(108)	(6.4)
Other	129	107	22	20.6

Total	9,790	9,830	(40)	(0.4)
Corporate, eliminations and other	149	67	82	nm

Consolidated Revenues	$30,818	$29,420	$1,398	4.8

nm – not meaningful

The increase in consolidated revenues during the three months ended March 31, 2014 compared to the similar period in 2013 was primarily due to higher revenues at Wireless, as well as higher Mass Markets revenues driven by FiOS services at our Wireline segment. Partially offsetting these increases were lower Global Enterprise Core and Global Wholesale revenues at our Wireline segment.

Wireless’ revenues increased $1.4 billion, or 6.9% during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to growth in service revenue. The increase in service revenue during the three months ended March 31, 2014 compared to the similar period in 2013 was primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of 4G LTE smartphones and tablets through our More Everything plans. During the three months ended March 31, 2014, retail postpaid connection net additions decreased compared to the similar period in 2013 primarily due to an increase in our retail postpaid connection churn rate, partially offset by an increase in retail postpaid connection gross additions. Retail postpaid connections per account increased as of March 31, 2014 compared to March 31, 2013, primarily due to the increased penetration of tablets.

Wireline’s revenues decreased 0.4% during the three months ended March 31, 2014 compared to the similar period in 2013 primarily driven by declines in Global Enterprise Core and Global Wholesale. The decrease in revenues was partially offset by higher Mass Markets revenues and increased Strategic services revenues within Global Enterprise.

Mass Markets revenues increased $0.2 billion, or 4.9%, during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to the expansion of FiOS services (Voice, Internet and Video) as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased $0.2 billion, or 4.4%, during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to a decline in Core customer premise equipment revenues as well as lower voice services and data networking revenues. This decrease was partially offset by growth in Strategic services revenues, primarily due to growth in advanced services, such as IP communications, our cloud and data center offerings, contact center solutions, security services and professional services as well as our telematics offerings.

Global Wholesale revenues decreased $0.1 billion, or 6.4%, during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to a decline in traditional voice revenues as a result of decreased minutes of use (MOUs) and a decline in domestic wholesale connections, partially offset by Ethernet migrations from core customers as well as continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities.

Consolidated Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Cost of services and sales	$11,189	$10,932	$257	2.4%
Selling, general and administrative expense	8,332	8,148	184	2.3
Depreciation and amortization expense	4,137	4,118	19	0.5

Consolidated Operating Expenses	$23,658	$23,198	$460	2.0

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to an increase in cost of equipment sales of $0.3 billion and an increase in cost of network services at our Wireless segment, as well as higher content costs associated with continued FiOS subscriber growth and vendor rate increases at our Wireline segment. Partially offsetting this increase is a decrease in data roaming, a decrease in cost of data services, and a decrease in network connection costs at our Wireless segment, as well as declines in access costs and costs related to customer premise equipment at our Wireline segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to gains recorded in the first quarter of 2013 related to wireless license exchange agreements, higher advertising expense associated with the launch of our More Everything plans and higher sales commission expense at our Wireless segment. Partially offsetting this increase was a decline in employee costs and lower advertising expenses at our Wireline segment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to an increase in net depreciable assets and an increase in amortization expense related to non-network software.

Consolidated Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income as a measure of operating performance. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in earnings of unconsolidated businesses and other income and (expense), net to net income.

Operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates will be updated in the fourth quarter or upon a remeasurement event to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains/losses.

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

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Consolidated Operating Income	$7,160	$6,222
Add Depreciation and amortization expense	4,137	4,118

Consolidated EBITDA	$11,297	$10,340

The changes in the table above during the three months ended March 31, 2014 compared to the similar period in 2013 were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Equity in Earnings of Unconsolidated Businesses

Equity in earnings of unconsolidated businesses increased $1.9 billion during the three months ended March 31, 2014, compared to the similar period in 2013 primarily due to the gain of $1.9 billion recorded on the sale of our interest in Vodafone Omnitel N.V. (Vodafone Omnitel), which was part of the consideration for the Wireless Transaction.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Interest income	$22	$13	$9	69.2%
Other, net	(916)	26	(942)	nm

Total	$(894)	$39	$(933)	nm

nm – not meaningful

Other income and (expense), net decreased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to net early debt redemption costs of $0.9 billion recorded during the three months ended March 31, 2014 (see “Other Items”).

Interest Expense

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Total interest costs on debt balances	$1,350	$714	$636	89.1%
Less capitalized interest costs	136	177	(41)	(23.2)

Total	$1,214	$537	$677	nm

Average debt outstanding	$103,164	$52,623
Effective interest rate	5.2%	5.4%

nm – not meaningful

Total interest costs on debt balances increased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to the issuance of fixed and floating rate notes to finance the Wireless Transaction (see “Acquisitions and Divestitures”) resulting in an increase in average debt as well as an increase in interest expense, partially offset by a lower effective interest rate (see “Consolidated Financial Condition”). Capitalized interest costs were lower in 2014 primarily due to a decrease in wireless licenses that are currently under development.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Provision for income taxes	$968	$864	$104	12.0%
Effective income tax rate	13.9%	15.1%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. Our annual effective income tax rate is significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone’s noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 5.8 and 15.6 percentage points lower during the three months ended March 31, 2014 and 2013, respectively. As a result of the Wireless Transaction, the difference in the effective income tax rate as compared to the statutory federal income tax rate will no longer be significant in subsequent quarters.

The increase in the provision for income taxes during the three months ended March 31, 2014 compared to the similar period in 2013 is primarily due to higher income before income taxes, partially offset by higher tax benefits resulting from the favorable resolution of income tax matters due to lapses of statutes of limitations in the current period. The decrease in the effective income tax rate during the three months ended March 31, 2014 compared to the similar period in 2013 is primarily due to the favorable tax treatment of the gain on the sale of the Omnitel Interest, partially offset by lower income attributable to Vodafone’s noncontrolling interest in the Verizon Wireless partnership, in connection with the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless on February 21, 2014. The decrease in the effective income tax rate is also attributable to higher tax benefits resulting from the favorable resolution of income tax matters due to lapses of statutes of limitations in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $2.8 billion at March 31, 2014 and $2.1 billion at December 31, 2013. Interest and penalties related to unrecognized tax benefits were $0.2 billion (after-tax) and $0.3 billion (after-tax) at March 31, 2014 and December 31, 2013, respectively. The increase in unrecognized tax benefits was primarily due to the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless and reevaluation of certain existing tax positions, partially offset by lapses of statutes of limitations in various jurisdictions. The uncertain tax benefits related to the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless concern pre-acquisition tax controversies and are the subject of an indemnity from Vodafone for which a corresponding indemnity asset has been established.

Verizon and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the Internal Revenue Service (IRS) and multiple state and foreign jurisdictions for various open tax years. The IRS is currently examining Verizon’s U.S. income tax returns for tax years 2007-2009 and Cellco Partnership’s U.S. income tax returns for tax years 2010-2011. Significant tax examinations and litigation are ongoing in New York City for tax years as early as 2000. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount in the next twelve months. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Net income attributable to noncontrolling interests	$2,039	$2,903	$(864)	(29.8)%

The decrease in Net income attributable to noncontrolling interests during the three months ended March 31, 2014 compared to the similar period in 2013 was primarily due to the completion of the Wireless Transaction on February 21, 2014. As a result, our results reflect our 55% ownership of Verizon Wireless through the closing of the Wireless Transaction and reflect our full ownership of Verizon Wireless for the remainder of the period. The noncontrolling interests that remained after the completion of the Wireless Transaction primarily relate to wireless partnership entities.

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

Wireless

Our Wireless segment is primarily comprised of Cellco Partnership doing business as Verizon Wireless. Cellco Partnership was formed as a joint venture in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone. Prior to the completion of the Wireless Transaction, Verizon owned a controlling 55% interest in Verizon Wireless and Vodafone owned the remaining 45%. On February 21, 2014, the Wireless Transaction was completed and Verizon acquired 100% ownership of Verizon Wireless. Verizon Wireless provides wireless communications services across one of the most extensive wireless networks in the United States.

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

Operating Revenues and Selected Operating Statistics

(dollars in millions, except ARPA)	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
Retail service	$17,246	$16,169	$1,077	6.7%
Other service	741	559	182	32.6

Service revenue	17,987	16,728	1,259	7.5
Equipment and other	2,892	2,795	97	3.5

Total Operating Revenues	$20,879	$19,523	$1,356	6.9

Connections (‘000):(1)
Retail connections	103,330	98,930	4,400	4.4
Retail postpaid connections	97,273	93,186	4,087	4.4

Net additions in period (‘000):(2)
Retail connections	549	720	(171)	(23.8)
Retail postpaid connections	539	677	(138)	(20.4)

Churn Rate:
Retail connections	1.37%	1.30%
Retail postpaid connections	1.07%	1.01%

Account Statistics:
Retail postpaid ARPA	$159.67	$150.27	$9.40	6.3
Retail postpaid accounts (‘000)(1)	35,061	34,943	118	0.3
Retail postpaid connections per account(1)	2.77	2.67	0.10	3.7

(1)	As of end of period
(2)	Excluding acquisitions and adjustments

Wireless’ total operating revenues increased by $1.4 billion, or 6.9%, during the three months ended March 31, 2014 compared to the similar period in 2013 primarily as a result of growth in service revenue.

Accounts and Connections

Retail (non-wholesale) postpaid accounts represent retail customers under contract with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Accounts include More Everything plans and corporate accounts, as well as legacy single connection plans and family plans. A single account may receive monthly wireless services for a variety of connected devices. Retail connections represent our retail customer device connections. Churn is the rate at which service to connections is terminated.

Retail connections under an account may include: smartphones, basic phones, tablets and other Internet devices as well as Home Phone Connect and Home Fusion. We expect to continue to experience retail connection growth based on the strength of our product offerings and network service quality. Retail postpaid connection net additions decreased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to an increase in our retail postpaid connection churn rate, partially offset by an increase in retail postpaid connection gross additions. During the three months ended March 31, 2014, retail postpaid connection net additions were negatively impacted by declines in basic phones and 3G smartphones as customers continue to demand 4G LTE smartphones and tablets. During the three months ended March 31, 2014, our retail postpaid connection net additions included approximately 634 thousand tablets as compared to 313 thousand tablets in the similar period in 2013.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 3.7% as of March 31, 2014 compared to March 31, 2013, primarily due to the increased penetration of tablets.

Service Revenue

Service revenue increased by $1.3 billion, or 7.5%, during the three months ended March 31, 2014 compared to the similar period in 2013 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of 4G LTE smartphones and tablets through our More Everything plans. The penetration of 4G LTE smartphones was driven by the activation of smartphones by new customers as well as existing customers migrating from basic phones and 3G smartphones to 4G LTE smartphones.

The increase in retail postpaid ARPA during the three months ended March 31, 2014 compared to the similar period in 2013 was primarily driven by increases in smartphone penetration and retail postpaid connections per account. As of March 31, 2014, we experienced a 3.7% increase in retail postpaid connections per account, compared to March 31, 2013, with smartphones representing 72% of our retail postpaid phone base as of March 31, 2014 compared to 61% as of March 31, 2013. The increased penetration in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 11.3% of our retail postpaid connection base as of March 31, 2014 compared to 9.6% as of March 31, 2013, primarily due to activations of tablets. Additionally, during the three months ended March 31, 2014, postpaid smartphone activations represented 90% of phones activated compared to 84% in the similar period in 2013.

Other service revenue increased during the three months ended March 31, 2014 compared to the similar period in 2013 due to growth in wholesale connections and an increase in revenue related to third party roaming.

Equipment and Other Revenue

Equipment and other revenue increased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to an increase in equipment sales, in part driven by the increased adoption of our Verizon Edge plan, which was partially offset by a decline in upgrade fees.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Cost of services and sales	$5,856	$5,651	$205	3.6%
Selling, general and administrative expense	5,644	5,448	196	3.6
Depreciation and amortization expense	2,061	2,006	55	2.7

Total Operating Expenses	$13,561	$13,105	$456	3.5

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to an increase in cost of equipment sales of $0.3 billion and an increase in cost of network services, partially offset by decreased data roaming, a decrease in cost of data services, and a decrease in network connection costs due to the deployment of Ethernet backhaul facilities primarily targeted at sites upgrading to 4G LTE.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to gains recorded in the first quarter of 2013 related to wireless license exchange agreements, higher advertising expense associated with the launch of our More Everything plans and higher sales commission expense. Sales commission expense increased during the three months ended March 31, 2014, compared to the similar period in 2013 primarily as a result of an increase in the average commission per unit, as the mix of units continues to shift toward smartphones as more customers activate data services. This increase was partially offset by a decline in salary expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2014 compared to the similar period in 2013 primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Segment Operating Income	$7,318	$6,418	$900	14.0%
Add Depreciation and amortization expense	2,061	2,006	55	2.7

Segment EBITDA	$9,379	$8,424	$955	11.3

Segment operating income margin	35.0%	32.9%
Segment EBITDA service margin	52.1%	50.4%

The changes in the table above during the three months ended March 31, 2014 compared to the similar period in 2013 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Wireline

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Consumer retail	$3,840	$3,616	$224	6.2
Small business	624	638	(14)	(2.2)

Mass Markets	4,464	4,254	210	4.9

Strategic services	2,110	2,073	37	1.8
Core	1,496	1,697	(201)	(11.8)

Global Enterprise	3,606	3,770	(164)	(4.4)

Global Wholesale	1,591	1,699	(108)	(6.4)
Other	129	107	22	20.6

Total Operating Revenues	$9,790	$9,830	$(40)	(0.4)

Connections (‘000):(1)
Total voice connections	20,733	22,191	(1,458)	(6.6)

Total Broadband connections	9,031	8,894	137	1.5
FiOS Internet subscribers	6,170	5,612	558	9.9
FiOS Video subscribers	5,319	4,895	424	8.7

(1)	As of end of period

Wireline’s revenues decreased 0.4% during the three months ended March 31, 2014 compared to the similar period in 2013 primarily driven by declines in Global Enterprise Core and Global Wholesale, partially offset by higher Consumer retail revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets

Mass Markets operations provide broadband services (including high-speed Internet, FiOS Internet and FiOS Video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues increased $0.2 billion, or 4.9%, during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to the expansion of FiOS services (Voice, Internet and Video) as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues. FiOS represented approximately 74% of Consumer retail revenue during the three months ended March 31, 2014 compared to approximately 69% during the similar period in 2013.

Since April 1, 2013, we grew our subscriber base by 0.6 million FiOS Internet subscribers and 0.4 million FiOS Video subscribers, while also consistently improving penetration rates within our FiOS service areas. As of March 31, 2014, we achieved penetration rates of 39.7% and 35.0% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 38.2% and 34.1% for FiOS Internet and FiOS Video, respectively, as of March 31, 2013.

The increase in Mass Markets revenues, driven by FiOS services, was partially offset by the decline of local exchange revenues primarily due to a 5.8% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, VoIP (voice over internet protocol), broadband and cable services. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. There was also a decline in Small business retail voice connections, primarily reflecting competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers Strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.2 billion, or 4.4%, during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to a $0.1 billion, or 19.9%, decline in Core customer premise equipment revenues as well as lower voice services and data networking revenues, which consist of traditional circuit-based services such as frame relay, private line and Asynchronous Transfer Mode services. These core services declined compared to the similar period in 2013 as our customer base continued to migrate to next generation IP services. The decline in customer premise equipment revenues reflected our focus on improving margins by continuing to de-emphasize sales of equipment that are not part of an overall enterprise solutions bundle. The decline is also due to lower revenue from public sector customers. This decrease was partially offset by growth in Strategic services revenues which increased 1.8% during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to growth in advanced services, such as IP communications, our cloud and data center offerings, contact center solutions, security services and professional services as well as our telematics offerings. Strategic services revenues include revenues from the public sector, where we continue to experience revenue pressure. We believe Global Enterprise customers continue to be more focused on improving their cost structure as opposed to investing for growth, which creates revenue pressure for us.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion, or 6.4%, during the three months ended March 31, 2014 compared to the similar period in 2013 primarily due to a decline in traditional voice revenues as a result of decreased MOUs and a 5.2% decline in domestic wholesale connections as of March 31, 2014 compared to March 31, 2013. The traditional voice product reductions are primarily due to competitors de-emphasizing their local market initiatives coupled with the effect of technology substitution. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition. Partially offsetting the overall decrease in wholesale revenues were Ethernet migrations from core customers as well as continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities. As a result of the customer upgrades, the number of core data circuits experienced a 12.7% decline as compared to the similar period in 2013.

Operating Expenses

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Cost of services and sales	$5,459	$5,457	$2	–
Selling, general and administrative expense	2,151	2,265	(114)	(5.0)%
Depreciation and amortization expense	2,033	2,095	(62)	(3.0)

Total Operating Expenses	$9,643	$9,817	$(174)	(1.8)

Cost of Services and Sales

During the three months ended March 31, 2014, Cost of services and sales was essentially unchanged compared to the similar period in 2013. The increase in content costs associated with continued FiOS subscriber growth and vendor rate increases was offset by the decline in access costs resulting primarily from declines in overall wholesale long distance volumes and a decrease in costs related to customer premise equipment, which reflected our focus on improving margins by de-emphasizing sales of equipment that are not part of an overall enterprise solutions bundle.

Selling, General and Administrative Expense

During the three months ended March 31, 2014, Selling, general and administrative expense decreased compared to the similar period in 2013 primarily due to declines in employee costs, primarily as a result of lower headcount, and lower advertising expenses.

Depreciation and Amortization Expense

During the three months ended March 31, 2014, Depreciation and amortization expense decreased compared to the similar period in 2013 primarily due to a decrease in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Increase/(Decrease)
Segment Operating Income	$147	$13	$134	nm
Add Depreciation and amortization expense	2,033	2,095	(62)	(3.0)%

Segment EBITDA	$2,180	$2,108	$72	3.4

Segment operating income margin	1.5%	0.1%
Segment EBITDA margin	22.3%	21.4%

nm – not meaningful

The changes in the table above during the three months ended March 31, 2014 compared to the similar period in 2013 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Other Items

Wireless Transaction Costs

As a result of the third-party indebtedness incurred to finance the Wireless Transaction, we incurred interest expense of $0.4 billion during the three months ended March 31, 2014 (see “Consolidated Financial Condition”). This amount represents only the interest expense incurred prior to the closing of the Wireless Transaction.

Gain on Sale of Omnitel Interest

As a result of the sale of the Omnitel Interest on February 21, 2014, which was part of the consideration for the Wireless Transaction, we recorded a gain of $1.9 billion in Equity in earnings of unconsolidated businesses on our condensed consolidated statement of income for the three months ended March 31, 2014.

Early Debt Redemption Costs

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following in the Tender Offer: $0.7 billion of the $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Cash Flows Provided By (Used In)
Operating activities	$7,139	$7,531	$(392)
Investing activities	(4,531)	(3,599)	(932)
Financing activities	(53,229)	(1,550)	(51,679)

Increase (Decrease) In Cash and Cash Equivalents	$(50,621)	$2,382	$(53,003)

We use the net cash generated from our operations to fund network expansion and modernization, repay external financing, pay dividends and invest in new businesses. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The cash portion of the purchase price for the Wireless Transaction was primarily funded by the incurrence of third-party indebtedness (see “Acquisitions and Divestitures”). We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are primarily held domestically in diversified accounts and are invested to maintain principal and liquidity. Accordingly, we do not have significant exposure to foreign currency fluctuations. See “Market Risk” for additional information regarding our foreign currency risk management strategies.

The volatility in world debt and equity markets has not had a significant effect on our ability to access external financing. Our available external financing arrangements include credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We may also issue short-term debt through an active commercial paper program and have a $6.2 billion credit facility to support such commercial paper issuances, as well as a $2.0 billion 364-day revolving credit agreement.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the three months ended March 31, 2014 decreased by $0.4 billion compared to the similar period in 2013 primarily due to a $1.3 billion increase in interest payments primarily due to the incremental debt needed to fund the Wireless Transaction and $0.2 billion in pension contributions, partially offset by higher consolidated earnings.

On February 21, 2014, we completed the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless which, among other benefits discussed herein, also provides full access to the cash flows of Verizon Wireless. Having full access to all the cash flows from our wireless business gives us the ability to continue to invest in our networks and spectrum, meet evolving customer requirements for products and services and take advantage of new growth opportunities across our lines of business.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Wireless	$2,554	$1,992
Wireline	1,385	1,434
Other	211	176

	$4,150	$3,602

Total as a percentage of revenue	13.5%	12.2%

The increase in capital expenditures during the three months ended March 31, 2014 compared to the similar period in 2013 was primarily due to investments to increase the capacity of our 4G LTE network, partially offset by lower capital expenditures at Wireline as a result of decreased legacy spending requirements, which were partially offset by an increase in spending on our FiOS network.

Acquisitions

In February 2014, Verizon acquired a business dedicated to the development of IP television for cash consideration that was not significant.

Dispositions

On January 6, 2014, we announced agreements with T-Mobile USA, Inc. (T-Mobile USA) pursuant to which we will dispose of our remaining 700 MHz A block spectrum licenses, and as a result of these agreements we expect to receive cash consideration of approximately $2.4 billion and additional spectrum. See “Acquisitions and Divestitures” for additional information.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2014 and 2013, net cash used in financing activities was $53.2 billion and $1.6 billion, respectively. The change in cash flows used in financing activities during three months ended March 31, 2014 as compared to the similar period in 2013 was primarily driven by the use of $58.89 billion as part of the consideration for the Wireless Transaction. See “Acquisitions and Divestitures” for additional information.

During February 2014, we issued €1.75 billion aggregate principal amount of 2.375% Notes due 2022, €1.25 billion aggregate principal amount of 3.25% Notes due 2026 and £0.85 billion aggregate principal amount of 4.75% Notes due 2034. The issuance of these Notes resulted in cash proceeds of approximately $5.4 billion, net of discounts and issuance costs. The net proceeds were used, in part, to finance the Wireless Transaction. Net proceeds not used to finance the Wireless Transaction were used for general corporate purposes. Also, during February 2014, we issued $0.5 billion aggregate principal amount of 5.90% Notes due 2054 resulting in cash proceeds of approximately $0.5 billion, net of discounts and issuance costs. The net proceeds were used for general corporate purposes.

On March 10, 2014, we announced the commencement of a tender offer (the Tender Offer) to purchase for cash any and all of the series of notes listed in the following table:

(dollars in millions, except for Purchase Price)	Interest Rate	Maturity	Principal Amount Outstanding	Purchase Price (1)	Principal Amount Purchased
Verizon Communications	6.10%	2018	$1,500	$1,170.07	$748
	5.50%	2018	1,500	1,146.91	763
	8.75%	2018	1,300	1,288.35	564
	5.55%	2016	1,250	1,093.62	652
	5.50%	2017	750	1,133.22	353
Cellco Partnership and Verizon Wireless Capital LLC	8.50%	2018	1,000	1,279.63	619
Alltel Corporation	7.00%	2016	300	1,125.26	157
GTE Corporation	6.84%	2018	600	1,196.85	266

					$4,122

(1)	Per $1,000 principal amount of notes

The Tender Offer for each series of notes was subject to a financing condition, which was either satisfied or waived with respect to all series. The Tender Offer expired on March 17, 2014 and settled on March 19, 2014. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase. During March 2014, we recorded early debt redemption costs in connection with the Tender Offer (see “Early Debt Redemption”).

During March 2014, we issued $4.5 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $4.5 billion, net of discounts and issuance costs. The issuances consisted of the following: $0.5 billion aggregate principal amount Floating Rate Notes due 2019 that bear interest at a rate equal to three-month LIBOR plus 0.77% which rate will be reset quarterly, $0.5 billion aggregate principal amount of 2.55% Notes due 2019, $1.0 billion aggregate principal amount of 3.45% Notes due 2021, $1.25 billion aggregate principal amount of 4.15% Notes due 2024 and $1.25 billion aggregate principal amount of 5.05% Notes due 2034. During March 2014, the net proceeds were used to purchase notes in the Tender Offer described above.

During March 2014, Verizon Wireless redeemed $1.25 billion aggregate principal amount of the Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018 at 127.135% of the principal amount of such notes, plus accrued and unpaid interest (see “Early Debt Redemption”). Also, during March 2014, $1.0 billion of LIBOR plus 0.61% Verizon Communications Notes and $1.5 billion of 1.95% Verizon Communications Notes matured and were repaid.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Term Loan Agreement

During February 2014, we drew $6.6 billion pursuant to a term loan agreement with a group of major financial institutions to finance, in part, the Wireless Transaction. $3.3 billion of the loans under the term loan agreement have a maturity of three years and $3.3 billion of the loans under the term loan agreement have a maturity of five years (the 5-Year Loans). The 5-Year Loans provide for the partial amortization of principal during the last two years that they are outstanding. Loans under the term loan agreement bear interest at floating rates. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

Other Credit Facilities

As of March 31, 2014, the unused borrowing capacity under our $6.2 billion credit facility was approximately $6.1 billion and the unused borrowing capacity under our $2.0 billion 364-day revolving credit agreement was $2.0 billion.

Early Debt Redemption

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following in the Tender Offer: $0.7 billion of the $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

Other, net

The change in Other, net financing activities during the three months ended March 31, 2014 compared to the similar period in 2013 was primarily driven by net early debt redemption costs of $0.9 billion.

Following the completion of the Wireless Transaction, in the second quarter of 2014 we will make our final tax distribution to Vodafone pursuant to the Cellco Partnership agreement.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the three months ended March 31, 2014 and 2013, respectively, we paid $1.5 billion in cash dividends.

Special Distribution

As a result of the completion of the Wireless Transaction on February 21, 2014, we now have full ownership of Verizon Wireless and will no longer make special distributions to Vodafone.

Common Stock

As a result of the Wireless Transaction, Verizon issued approximately 1.27 billion shares of Verizon common stock.

On February 28, 2014, our previously authorized share buyback program expired. On March 7, 2014, the Verizon Board of Directors approved a new share buyback program, which authorized the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2017. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the three months ended March 31, 2014.

Covenants

Our credit agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, pay taxes, maintain insurance with responsible and reputable insurance companies, preserve our corporate existence, keep appropriate books and records of financial transactions, maintain our properties, provide financial and other reports to our lenders, limit pledging and disposition of assets and mergers and consolidations, and other similar covenants. Additionally, the term loan credit agreement and the 364-day revolving credit agreement require us to maintain a leverage ratio (as such term is defined in those agreements) not in excess of 3.50:1.00 until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Increase (Decrease) In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2014 totaled $2.9 billion, a $50.6 billion decrease compared to Cash and cash equivalents at December 31, 2013 primarily as a result of the completion of the Wireless Transaction.

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

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Net cash provided by operating activities	$7,139	$7,531	$(392)
Less Capital expenditures (including capitalized software)	4,150	3,602	548

Free cash flow	$2,989	$3,929	$(940)

The change in Free cash flow during the three months ended March 31, 2014 compared to the similar period in 2013 was primarily due to a $1.3 billion increase in interest payments and $0.2 billion in pension contributions as well as higher capital expenditures, partially offset by higher consolidated earnings. Subsequent to the completion of the Wireless Transaction on February 21, 2014, we now have full access to all of the cash flows generated by our wireless business.

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

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2014, approximately 83% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three months ended March 31, 2014.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the fourth quarter of 2013, we entered into forward interest rate swaps with a total notional value of $2.0 billion. We designated these contracts as cash flow hedges. In March 2014, we settled these forward interest rate swaps and the pre-tax gain was not material. During the three months ended March 31, 2014, we entered into forward interest rate swaps with a total notional value of $0.9 billion. We designated these contracts as cash flow hedges.

In April 2014, we entered into forward interest rate swaps with a total notional value of $1.6 billion. We designated these contracts as cash flow hedges.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At March 31, 2014, our primary translation exposure was to the British Pound Sterling, the Euro, the Australian Dollar and the Japanese Yen.

Cross Currency Swaps

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses.

During February 2014, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $5.4 billion of Euro and British Pound Sterling denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $0.2 billion at March 31, 2014 and was not material at December 31, 2013. During the three months ended March 31, 2014 and 2013, an immaterial pre-tax gain and a pre-tax loss of $0.1 billion, respectively, were recognized in Other comprehensive loss.

Acquisitions and Divestitures

Wireless

Wireless Transaction

On September 2, 2013, Verizon entered into a stock purchase agreement (the Stock Purchase Agreement) with Vodafone Group Plc (Vodafone) and Vodafone 4 Limited (Seller), pursuant to which Verizon agreed to acquire Vodafone’s indirect 45% interest in Cellco Partnership d/b/a Verizon Wireless (the Partnership, and such interest, the Vodafone Interest) for aggregate consideration of approximately $130 billion.

On February 21, 2014, pursuant to the terms and subject to the conditions set forth in the Stock Purchase Agreement, Verizon acquired (the Wireless Transaction) from Seller all of the issued and outstanding capital stock (the Transferred Shares) of Vodafone Americas Finance 1 Inc., a subsidiary of Seller (VF1 Inc.), which indirectly through certain subsidiaries (together with VF1 Inc., the Purchased Entities) owned the Vodafone Interest. In consideration for the Transferred Shares, upon completion of the Wireless Transaction, Verizon (i) paid approximately $58.89 billion in cash, (ii) issued approximately 1.27 billion shares of Verizon’s common stock, par value $0.10 per share (the Stock Consideration), which was valued at approximately $61.3 billion at the closing of the Wireless Transaction, (iii) issued senior unsecured Verizon notes in an aggregate principal amount of $5.0 billion (the Verizon Notes), (iv) sold Verizon’s indirectly owned 23.1% interest in Vodafone Omnitel N.V. (Omnitel, and such interest, the Omnitel Interest), valued at $3.5 billion and (v) provided other consideration, which included the assumption of preferred stock valued at approximately $1.7 billion. The total cash paid to Vodafone and the other costs of the Wireless Transaction, including financing, legal and bank fees, were financed through the incurrence of third-party indebtedness (see “Consolidated Financial Condition”).

In accordance with the accounting standard on consolidation, a change in a parent’s ownership interest while the parent retains a controlling financial interest in its subsidiary is accounted for as an equity transaction and remeasurement of assets and liabilities of previously controlled and consolidated subsidiaries is not permitted. As a result, we accounted for the Wireless Transaction by adjusting the carrying amount of the noncontrolling interest to reflect the change in Verizon’s ownership interest in the Partnership. Any difference between the fair value of the consideration paid and the amount by which the noncontrolling interest is adjusted has been recognized in equity attributable to Verizon.

Omnitel Transaction

On February 21, 2014, Verizon and Vodafone also consummated the sale of the Omnitel Interest (the Omnitel Transaction) by a subsidiary of Verizon to a subsidiary of Vodafone in connection with the Wireless Transaction pursuant to a separate share purchase agreement. As a result, during the three months ended March 31, 2014, we recognized a pre-tax gain of $1.9 billion on the disposal of the Omnitel interest in Equity in earnings of unconsolidated businesses on our condensed consolidated statement of income.

Verizon Notes

The Verizon Notes were issued to Vodafone pursuant to Verizon’s existing indenture. The Verizon Notes were issued in two separate series, with $2.5 billion due February 21, 2022 (the eight-year Verizon Notes) and $2.5 billion due February 21, 2025 (the eleven-year Verizon Notes). The Verizon Notes bear interest at a floating rate, which will be reset quarterly, with interest payable quarterly in arrears, beginning May 21, 2014. The eight-year Verizon Notes bear interest at a floating rate equal to three-month LIBOR, plus 1.222%, and the eleven-year Verizon Notes bear interest at a floating rate equal to three-month LIBOR, plus 1.372%. The indenture that governs the Verizon Notes contains certain negative covenants, including a negative pledge covenant and a merger or similar transaction covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. An event of default for either series of the Verizon Notes may result in acceleration of the entire principal amount of all debt securities of that series. Beginning two years after the closing of the Wireless Transaction, Verizon may redeem all or any portion of the outstanding Verizon Notes held by Vodafone or any of its affiliates for a redemption price of 100% of the principal amount plus accrued and unpaid interest. The Verizon Notes may only be transferred by Vodafone to third parties in specified amounts during specified periods, commencing January 1, 2017. Any Verizon Notes held by third parties will not be redeemable by Verizon prior to their maturity dates. Verizon has agreed to file a registration statement with respect to the Verizon Notes at least three months prior to the Verizon Notes becoming transferable.

Other Consideration

Included in the other consideration provided to Vodafone is the indirect assumption of long-term obligations with respect to 5.143% Class D and Class E cumulative preferred stock (Preferred Stock) issued by one of the Purchased Entities. Both the Class D shares (825,000 shares outstanding) and Class E shares (825,000 shares outstanding) are mandatorily redeemable in April 2020 at $1,000 per share plus any accrued and unpaid dividends. Dividends accrue at 5.143% per annum and will be treated as interest expense. Both the Class D and Class E shares have been classified as liability instruments and were recorded at fair value as determined at the closing of the Wireless Transaction.

Deferred Tax Liabilities

Certain deferred taxes directly attributable to the Wireless Transaction have been calculated based on an analysis of taxes attributable to the difference between the tax basis of the investment in the noncontrolling interest that is assumed compared to Verizon’s book basis. As a result, Verizon recorded a deferred tax liability of approximately $13.5 billion.

Spectrum License Transactions

During the fourth quarter of 2013, we entered into license exchange agreements with T-Mobile USA to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) licenses. These non-cash exchanges, which are subject to customary closing conditions, are expected to close in the first half of 2014. The exchange includes a number of swaps that we expect will result in more efficient use of the AWS and PCS bands. As a result of these agreements, $0.9 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively. Upon completion of the transaction, we expect to record a gain which will be determined upon the closing of the transaction.

Subsequent to the transaction with T-Mobile USA in the fourth quarter of 2013, on January 6, 2014, we announced two agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we will sell certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we will exchange the remainder of these licenses for AWS and PCS spectrum licenses. As a result of these agreements, $3.3 billion of Wireless licenses are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheet at March 31, 2014. These transactions are subject to customary closing conditions. These transactions are expected to close in the middle of 2014. Upon completion of these transactions, we expect to record a gain which will be determined upon the closing of these transactions.

During the three months ended March 31, 2014, we acquired various wireless licenses for cash consideration that was not significant.

Other

During February 2014, Verizon acquired a business dedicated to the development of IP television for cash consideration that was not significant. The transaction is expected to accelerate the availability of next-generation video services.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in Idearc’s bankruptcy, alleged that Idearc was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust sought over $9 billion in damages. Following a two-week trial in October 2012 limited to the question of the value of Idearc Inc. on the date of the spin-off, on January 22, 2013, the Court issued a decision finding that the value was “at least $12 billion.” As $12 billion exceeds the value of the debt and cash that Idearc transferred to Verizon on the date of the spin-off, the Court issued a related Order to Show Cause directing the Litigation Trust to submit a brief that “explains why any (or all) of its legal claims are viable in light of the court’s finding on Idearc’s value.” In its June 18, 2013 decision, the Court entered judgment for Verizon and its subsidiaries and ruled that U.S. Bank would “take nothing” on its claims. U.S. Bank appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. Briefing was completed in the first quarter of 2014.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. At the close of discovery in February 2012, Verizon filed a summary judgment motion to dismiss the two counts in the complaint – constructive fraudulent transfer and actual fraudulent transfer. On June 12, 2013, the Court granted Verizon’s summary judgment motion in part, dismissing the Litigation Trust’s constructive fraudulent transfer claim. A bench trial limited to the actual fraudulent transfer claim concluded December 15, 2013. Post-trial briefing was completed in the first quarter of 2014.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2014, our previously authorized share buyback program expired. On March 7, 2014, the Verizon Board of Directors approved a new share buyback program, which authorized the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2017. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the three months ended March 31, 2014. At March 31, 2014, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan – Performance Stock Unit Agreement 2014-16 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan – Restricted Stock Unit Agreement 2014-16 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 29, 2014	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan – Performance Stock Unit Agreement 2014-16 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan – Restricted Stock Unit Agreement 2014-16 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.