Form 10-Q
period 2014-06-30
VERIZON COMMUNICATIONS INC
filed 2014-07-29
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At June 30, 2014, 4,145,232,133 shares of the registrant’s common stock were outstanding, after deducting 97,142,107 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2014	2013	2014	2013

Operating Revenues	$31,483	$29,786	$62,301	$59,206

Operating Expenses
Cost of services and sales (exclusive of items shown below)	12,087	11,033	23,276	21,965
Selling, general and administrative expense	7,550	8,047	15,882	16,195
Depreciation and amortization expense	4,161	4,151	8,298	8,269

Total Operating Expenses	23,798	23,231	47,456	46,429

Operating Income	7,685	6,555	14,845	12,777
Equity in earnings (losses) of unconsolidated businesses	(43)	120	1,859	115
Other income and (expense), net	66	25	(828)	64
Interest expense	(1,164)	(514)	(2,378)	(1,051)

Income Before Provision For Income Taxes	6,544	6,186	13,498	11,905
Provision for income taxes	(2,220)	(988)	(3,188)	(1,852)

Net Income	$4,324	$5,198	$10,310	$10,053

Net income attributable to noncontrolling interests	$110	$2,952	$2,149	$5,855
Net income attributable to Verizon	4,214	2,246	8,161	4,198

Net Income	$4,324	$5,198	$10,310	$10,053

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.02	$.78	$2.15	$1.46
Weighted-average shares outstanding (in millions)	4,147	2,865	3,789	2,866

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.01	$.78	$2.15	$1.46
Weighted-average shares outstanding (in millions)	4,153	2,872	3,795	2,873

Dividends declared per common share	$0.530	$0.515	$1.060	$1.030

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions) (unaudited)	2014	2013	2014	2013

Net Income	$4,324	$5,198	$10,310	$10,053
Other comprehensive loss, net of taxes
Foreign currency translation adjustments	9	12	(940)	(136)
Unrealized loss on cash flow hedges	(81)	(12)	(164)	(18)
Unrealized gain (loss) on marketable securities	11	(26)	12	(15)
Defined benefit pension and postretirement plans	(41)	(36)	(78)	(72)

Other comprehensive loss attributable to Verizon	(102)	(62)	(1,170)	(241)
Other comprehensive loss attributable to noncontrolling interests	–	(3)	(23)	(15)

Total Comprehensive Income	$4,222	$5,133	$9,117	$9,797

Comprehensive income attributable to noncontrolling interests	$110	$2,949	$2,126	$5,840
Comprehensive income attributable to Verizon	4,112	2,184	6,991	3,957

Total Comprehensive Income	$4,222	$5,133	$9,117	$9,797

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2014	At December 31, 2013

Assets
Current assets
Cash and cash equivalents	$5,776	$53,528
Short-term investments	648	601
Accounts receivable, net of allowances of $628 and $645	12,966	12,439
Inventories	1,073	1,020
Prepaid expenses and other	2,424	3,406

Total current assets	22,887	70,994

Plant, property and equipment	227,475	220,865
Less accumulated depreciation	137,763	131,909

	89,712	88,956

Investments in unconsolidated businesses	852	3,432
Wireless licenses	75,270	75,747
Goodwill	24,663	24,634
Other intangible assets, net	5,781	5,800
Other assets	5,262	4,535

Total assets	$224,427	$274,098

Liabilities and Equity
Current liabilities
Debt maturing within one year	$2,283	$3,933
Accounts payable and accrued liabilities	16,521	16,453
Other	7,689	6,664

Total current liabilities	26,493	27,050

Long-term debt	107,696	89,658
Employee benefit obligations	26,342	27,682
Deferred income taxes	42,027	28,639
Other liabilities	5,857	5,653

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 and 2,967,610,119 shares issued in each period, respectively)	424	297
Contributed capital	11,038	37,939
Reinvested earnings	5,551	1,782
Accumulated other comprehensive income	1,188	2,358
Common stock in treasury, at cost	(3,638)	(3,961)
Deferred compensation – employee stock ownership plans and other	338	421
Noncontrolling interests	1,111	56,580

Total equity	16,012	95,416

Total liabilities and equity	$224,427	$274,098

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2014	2013

Cash Flows from Operating Activities
Net Income	$10,310	$10,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,298	8,269
Employee retirement benefits	562	354
Deferred income taxes	253	1,812
Provision for uncollectible accounts	473	507
Equity in earnings of unconsolidated businesses, net of dividends received	(1,841)	(95)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(847)	(1,660)
Other, net	(2,404)	(2,092)

Net cash provided by operating activities	14,804	17,148

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,494)	(7,616)
Acquisitions of investments and businesses, net of cash acquired	(179)	(76)
Acquisitions of wireless licenses	(271)	(264)
Proceeds from dispositions of wireless licenses	2,367	–
Other, net	231	121

Net cash used in investing activities	(6,346)	(7,835)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	20,245	499
Repayments of long-term borrowings and capital lease obligations	(11,317)	(2,330)
Increase (decrease) in short-term obligations, excluding current maturities	279	(432)
Dividends paid	(3,583)	(2,946)
Proceeds from sale of common stock	34	74
Purchase of common stock for treasury	–	(153)
Special distribution to noncontrolling interest	–	(3,150)
Acquisition of noncontrolling interest	(58,886)	–
Other, net	(2,982)	(2,180)

Net cash used in financing activities	(56,210)	(10,618)

Decrease in cash and cash equivalents	(47,752)	(1,305)
Cash and cash equivalents, beginning of period	53,528	3,093

Cash and cash equivalents, end of period	$5,776	$1,788

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

Revenue Recognition

We offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for handsets under an equipment installment plan. Under the Verizon Edge program, customers have the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon. Upon upgrade, the outstanding balance of the equipment installment plan is exchanged for the used handset. This trade-in right is accounted for as a guarantee obligation.

Verizon Edge is a multiple-element arrangement typically consisting of the trade-in right, handset and monthly wireless service. At the inception of the arrangement, the amount allocable to the delivered units of accounting is limited to the amount that is not contingent upon the delivery of the monthly wireless service (the noncontingent amount). The full amount of the trade-in right’s fair value (not an allocated value) will be recognized as the guarantee liability and the remaining allocable consideration will be allocated to the handset. The value of the guarantee liability effectively results in a reduction to revenue recognized for the sale of the handset. The guarantee liability is measured at fair value upon initial recognition based on assumptions lacking observable pricing inputs including the probability and timing of the customer upgrading to a new phone, the customer’s estimated remaining installment balance at the time of trade-in and the estimated fair value of the phone at the time of trade-in and therefore is classified within Level 3 of the fair value hierarchy. When the customer trades-in their used phone, the handset received is recorded to inventory and measured as the difference between the remaining equipment installment plan balance at the time of trade-in and the guarantee liability. The guarantee liability may increase after initial recognition as a result of changes in facts or assumptions and we will account for any increase in the guarantee liability with a corresponding decrease to revenue. The subsequent derecognition of the guarantee liability occurs when the guarantor is released from risk, which will occur at the earlier of the time the trade-in right is exercised or expires.

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

Earnings Per Common Share

There were a total of approximately 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2014, respectively. There were a total of approximately 7 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2013, respectively. There were no outstanding options to purchase shares that would have been anti-dilutive for the three months ended June 30, 2014 and 2013, respectively. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share, because to do so would have been anti-dilutive for the period, were not significant for the six months ended June 30, 2014 and 2013, respectively.

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

Recent Accounting Standards

In April 2014, the accounting standard update related to the reporting of discontinued operations and disclosures of disposals of components of an entity was issued. This standard update changes the criteria for reporting discontinued operations and enhances convergence of the reporting requirements for discontinued operations. As a result of this standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This standard update is effective as of the first quarter of 2015, however, earlier adoption is permitted.

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. We expect to adopt this standard update during the first quarter of 2017. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In June 2014, the accounting standard update related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period was issued. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. We will adopt this standard update during the first quarter of 2016. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

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

Omnitel Transaction

On February 21, 2014, Verizon and Vodafone also consummated the sale of the Omnitel Interest (the Omnitel Transaction) by a subsidiary of Verizon to a subsidiary of Vodafone in connection with the Wireless Transaction pursuant to a separate share purchase agreement. As a result, during the six months ended June 30, 2014, we recognized a pre-tax gain of $1.9 billion on the disposal of the Omnitel interest in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income.

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

Spectrum License Transactions

During the second quarter of 2014, we completed license exchange transactions with T-Mobile USA, Inc. (T-Mobile USA) to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) licenses. The exchange included a number of swaps that we expect will result in more efficient use of the AWS and PCS bands. As a result of these exchanges, we received $0.9 billion of AWS and PCS spectrum licenses at fair value and we recorded an immaterial gain.

During the second quarter of 2014, we completed transactions pursuant to two additional agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we sold certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we exchanged the remainder of our 700 MHz A block spectrum licenses as well as AWS and PCS spectrum licenses for AWS and PCS spectrum licenses. As a result, we received $1.6 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.7 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2014, we acquired various other wireless licenses and markets for cash consideration that was not significant.

Wireline

During July 2014, Verizon sold a non-strategic Wireline business for cash consideration that was not significant.

Other

During February 2014, Verizon acquired a business dedicated to the development of Internet Protocol (IP) television for cash consideration that was not significant. The transaction is expected to accelerate the availability of next-generation video services.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2014	$75,747
Acquisitions (Note 2)	141
Dispositions (Note 2)	(1,978)
Capitalized interest on wireless licenses	138
Reclassifications, adjustments and other	1,222

Balance at June 30, 2014	$75,270

Reclassifications, adjustments and other includes the exchanges of wireless licenses in 2014. See Note 2 for additional details.

At June 30, 2014, approximately $4.3 billion of Wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Total
Balance at January 1, 2014	$18,376	$6,258	$24,634
Acquisitions and other (Note 2)	15	14	29

Balance at June 30, 2014	$18,391	$6,272	$24,663

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At June 30, 2014			At December 31, 2013
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$3,635	$(2,798)	$837	$3,639	$(2,660)	$979
Non-network internal-use software (3 to 7 years)	12,507	(7,896)	4,611	11,770	(7,317)	4,453
Other (2 to 25 years)	664	(331)	333	691	(323)	368

Total	$16,806	$(11,025)	$5,781	$16,100	$(10,300)	$5,800

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2014	$ 393	$ 787
2013	399	785

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2014	$ 772
2015	1,328
2016	1,093
2017	907
2018	742

4.	Debt

Changes to debt during the six months ended June 30, 2014 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2014	$3,933	$89,658	$93,591
Proceeds from long-term borrowings	–	20,245	20,245
Verizon Notes	–	5,000	5,000
Preferred Stock	–	1,650	1,650
Repayments of long-term borrowings and capital leases obligations	(2,516)	(8,801)	(11,317)
Increase in short-term obligations, excluding current maturities	279	–	279
Reclassifications of long-term debt	565	(565)	–
Other	22	509	531

Balance at June 30, 2014	$2,283	$107,696	$109,979

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

May Exchange Offer

On May 29, 2014, we announced the commencement of a private exchange offer (the May Exchange Offer) to exchange up to all Cellco Partnership and Verizon Wireless Capital LLC’s £0.6 billion outstanding aggregate principal amount of 8.875% Notes due December 18, 2018 (the Old Notes) for Verizon’s new sterling-denominated Notes due 2024 (the New Notes) and an amount of cash. This exchange offer has been accounted for as a modification of debt. In connection with the May Exchange Offer, which expired on June 25, 2014, we issued £0.7 billion aggregate principal of New Notes and made a cash payment of £22 million in exchange for £0.6 billion aggregate principal amount of tendered Old Notes. The New Notes bear interest at a rate of 4.073% per annum.

Concurrent with the issuance of the New Notes, we entered into cross currency swaps to fix our future interest and principal payments in U.S. dollars (see Note 6).

Term Loan Agreement

During February 2014, we drew $6.6 billion pursuant to a term loan agreement with a group of major financial institutions to finance, in part, the Wireless Transaction. $3.3 billion of the loans under the term loan agreement have a maturity of three years (the 3-Year Loans) and $3.3 billion of the loans under the term loan agreement have a maturity of five years (the 5-Year Loans). The 5-Year Loans provide for the partial amortization of principal during the last two years that they are outstanding. Loans under the term loan agreement bear interest at floating rates. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

During June 2014, we issued $3.3 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $3.3 billion, net of discounts and issuance costs. The issuances consisted of the following: $1.3 billion aggregate principal amount of Floating Rate Notes due 2017 that will bear interest at a rate equal to three-month LIBOR plus 0.40% which will be reset quarterly and $2.0 billion aggregate principal amount of 1.35% Notes due 2017. We used the net proceeds from the offering of these notes to repay the 3-year Loans on June 12, 2014.

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

Other Credit Facilities

As of June 30, 2014, the unused borrowing capacity under our $6.2 billion credit facility was approximately $6.1 billion and the unused borrowing capacity under our $2.0 billion 364-day revolving credit agreement was $2.0 billion.

Early Debt Redemption

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following in the Tender Offer: $0.7 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the then outstanding $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the then outstanding $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the then outstanding $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the then outstanding $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the then outstanding $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the then outstanding $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

We recognized these costs in Other income and (expense), net on our condensed consolidated statement of income during the six months ended June 30, 2014.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of June 30, 2014, $3.1 billion aggregate principal amount of these obligations remain outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2014, $1.4 billion aggregate principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

5.	Wireless Equipment Installment Plans

We offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their handset over a period of time (an equipment installment plan) and the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon. At June 30, 2014, the guarantee liability related to this program was approximately $0.5 billion.

At the time of sale, we impute risk adjusted interest on the receivables associated with Verizon Edge. We record the imputed interest as a reduction to the related accounts receivable. Interest income is recognized over the financed installment term.

We assess the collectability of our Verizon Edge receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. The current portion of our receivables related to Verizon Edge included in Accounts receivable, net was $0.9 billion at June 30, 2014 and was not material at December 31, 2013. The long-term portion of the equipment installment plan receivables included in Other assets was $0.6 billion at June 30, 2014 and was not material at December 31, 2013.

The credit profiles of our customers with a Verizon Edge plan are similar to those of our customers with a traditional subsidized plan. Certain customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Verizon Edge.

6.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Short-term investments:
Equity securities	$399	$–	$–	$399
Fixed income securities	–	249	–	249
Other assets:
Fixed income securities	–	900	–	900
Cross currency swaps and other	–	170	–	170
Interest rate swaps	–	45	–	45

Total	$399	$1,364	$–	$1,763

Liabilities:
Other liabilities:
Forward interest rate swaps and other	$–	$65	$–	$65

Total	$–	$65	$–	$65

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six months ended June 30, 2014.

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

	At June 30, 2014		At December 31, 2013

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$109,568	$123,701	$93,298	$103,527

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

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three and six months ended June 30, 2014, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the fourth quarter of 2013, we entered into forward interest rate swaps with a total notional value of $2.0 billion. We designated these contracts as cash flow hedges. In March 2014, we settled these forward interest rate swaps and the pre-tax gain was not material. During the first and second quarters of 2014, we entered into forward interest rate swaps with total notional values of $0.9 billion and $3.1 billion, respectively. We designated these contracts as cash flow hedges.

During July 2014, we entered into forward interest rate swaps with a total notional value of $0.8 billion. We designated these contracts as cash flow hedges.

Cross Currency Swaps

During the first quarter of 2014, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $5.4 billion of Euro and British Pound Sterling denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the second quarter of 2014, in connection with the May Exchange Offer, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.2 billion of British Pound Sterling denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. In June 2014, we settled $0.8 billion of these cross currency swaps as part of the Exchange Offer and the gains with respect to these swaps were not material.

A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $0.2 billion at June 30, 2014 and was not material at December 31, 2013. During the three and six months ended June 30, 2014, an immaterial pre-tax loss and an immaterial pre-tax gain, respectively, were recognized in Other comprehensive income (loss). During the three and six months ended June 30, 2013, an immaterial pre-tax gain and a pre-tax loss of $0.1 billion, respectively, were recognized in Other comprehensive income (loss).

7.	Stock-Based Compensation

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2014	16,193	23,724
Granted	4,780	6,792
Payments	(6,134)	(9,153)
Cancelled/Forfeited	(159)	(181)

Outstanding, June 30, 2014	14,680	21,182

As of June 30, 2014, unrecognized compensation expense related to the unvested portion of outstanding RSUs and PSUs was approximately $0.6 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2014 have a weighted-average grant date fair value of $47.15 per unit.

8.	Employee Benefits

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

Net Periodic Benefit Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life

Three Months Ended June 30,	2014	2013	2014	2013
Service cost	$82	$98	$64	$79
Amortization of prior service cost (credit)	(2)	2	(64)	(61)
Expected return on plan assets	(295)	(311)	(40)	(36)
Interest cost	259	251	277	274
Remeasurement gain, net	–	(237)	–	–

Net periodic benefit (income) cost	$44	$(197)	$237	$256

(dollars in millions)	Pension		Health Care and Life

Six Months Ended June 30,	2014	2013	2014	2013
Service cost	$163	$197	$129	$159
Amortization of prior service cost (credit)	(4)	3	(127)	(123)
Expected return on plan assets	(590)	(622)	(81)	(72)
Interest cost	518	501	554	548
Remeasurement gain, net	–	(237)	–	–

Net periodic benefit (income) cost	$87	$(158)	$475	$512

Pension Remeasurement

During the three and six months ended June 30, 2013, we recorded net pre-tax pension remeasurement credits of approximately $0.2 billion, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement credits relate to settlements for employees who received lump-sum distributions. The credits were primarily driven by an approximately 75 basis point increase in our discount rate assumption used to determine the current year liabilities of one of our pension plans. The change in discount rate resulted in a gain of $0.3 billion, partially offset by a loss resulting from the difference between our expected return on assets assumption of 7.5% at December 31, 2012 and our annualized actual return on assets of 7.2% at June 30, 2013, as well as other losses ($0.1 billion). Our weighted-average discount rate assumption increased from 4.2% at December 31, 2012 to 5.0% at June 30, 2013.

Severance Payments

During the three and six months ended June 30, 2014, we paid severance benefits of $0.1 billion and $0.3 billion, respectively. At June 30, 2014, we had a remaining severance liability of $0.5 billion, a portion of which includes future contractual payments to employees separated as of June 30, 2014.

Employer Contributions

During the three and six months ended June 30, 2014, we contributed $0.4 billion and $0.9 billion, respectively, to our other postretirement benefit plans. During the three and six months ended June 30, 2014, we contributed $0.6 billion and $0.8 billion, respectively, to our qualified pension plans. The contributions to our nonqualified pension plans were not material during the three and six months ended June 30, 2014. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2014 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$38,836	$56,580	$95,416

Net income	8,161	2,149	10,310
Other comprehensive loss	(1,170)	(23)	(1,193)

Comprehensive income	6,991	2,126	9,117

Issuance of common stock	127	–	127
Contributed capital	(26,901)	–	(26,901)
Dividends declared	(4,392)	–	(4,392)
Common stock in treasury	323	–	323
Purchase of noncontrolling interest	–	(55,960)	(55,960)
Distributions and other	(83)	(1,635)	(1,718)

Balance at June 30, 2014	$14,901	$1,111	$16,012

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

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.9 million common shares issued from Treasury stock during the six months ended June 30, 2014, which had an aggregate value of $0.2 billion.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2014	$853	$113	$117	$1,275	$2,358
Other comprehensive income (loss)	(29)	(21)	22	–	(28)
Amounts reclassified to net income	(911)	(143)	(10)	(78)	(1,142)

Net other comprehensive income (loss)	(940)	(164)	12	(78)	(1,170)

Balance at June 30, 2014	$(87)	$(51)	$129	$1,197	$1,188

The amounts presented above in net other comprehensive income (loss) are net of taxes and noncontrolling interests, which are not significant. For the six months ended June 30, 2014, the amounts reclassified to net income related to foreign currency translation adjustments are included in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income and are a result of the completion of the Omnitel Transaction. See Note 2 for additional details. For the six months ended June 30, 2014, the amounts reclassified to net income related to defined benefit pension and postretirement plans are included in Cost of services and sales and Selling, general and administrative expense on our condensed consolidated statements of income. For the six months ended June 30, 2014, all other amounts reclassified to net income are included in Other income and (expense), net on our condensed consolidated statements of income.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
External Operating Revenues
Wireless
Retail service	$17,276	$16,408	$34,509	$32,563
Other service	784	656	1,519	1,213

Service revenue	18,060	17,064	36,028	33,776

Equipment	2,387	1,949	4,256	3,758
Other	1,006	939	2,020	1,914

Total Wireless	21,453	19,952	42,304	39,448

Wireline
Consumer retail	3,864	3,669	7,704	7,285
Small business	621	635	1,245	1,270

Mass Markets	4,485	4,304	8,949	8,555

Strategic services	2,120	2,059	4,223	4,132
Core	1,459	1,582	2,955	3,273

Global Enterprise	3,579	3,641	7,178	7,405

Global Wholesale	1,327	1,413	2,672	2,856
Other	122	111	247	212

Total Wireline	9,513	9,469	19,046	19,028

Total segments	30,966	29,421	61,350	58,476
Corporate, eliminations and other	517	365	951	730

Total consolidated – reported	$31,483	$29,786	$62,301	$59,206

Intersegment Revenues
Wireless	$30	$24	$58	$51
Wireline	246	265	503	536

Total segments	276	289	561	587
Corporate, eliminations and other	(276)	(289)	(561)	(587)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireless	$21,483	$19,976	$42,362	$39,499
Wireline	9,759	9,734	19,549	19,564

Total segments	31,242	29,710	61,911	59,063
Corporate, eliminations and other	241	76	390	143

Total consolidated – reported	$31,483	$29,786	$62,301	$59,206

Operating Income
Wireless	$6,985	$6,464	$14,303	$12,882
Wireline	259	74	406	87

Total segments	7,244	6,538	14,709	12,969
Reconciling items	441	17	136	(192)

Total consolidated – reported	$7,685	$6,555	$14,845	$12,777

(dollars in millions)	At June 30, 2014	At December 31, 2013
Assets
Wireless	$153,374	$146,429
Wireline	79,662	84,573

Total segments	233,036	231,002
Corporate, eliminations and other	(8,609)	43,096

Total consolidated – reported	$224,427	$274,098

Corporate, eliminations and other at December 31, 2013 is primarily comprised of cash and cash equivalents which were used to complete the Wireless Transaction on February 21, 2014.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Total segment operating income	$7,244	$6,538	$14,709	$12,969
Gain on spectrum license transactions (Note 2)	707	–	707	–
Pension remeasurement (Note 8)	–	237	–	237
Corporate, eliminations and other	(266)	(220)	(571)	(429)

Total consolidated operating income	7,685	6,555	14,845	12,777

Equity in earnings (losses) of unconsolidated businesses	(43)	120	1,859	115
Other income and (expense), net	66	25	(828)	64
Interest expense	(1,164)	(514)	(2,378)	(1,051)

Income Before Provision For Income Taxes	$6,544	$6,186	$13,498	$11,905

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2014 and 2013.

11.	Commitments and Contingencies

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

Verizon is currently involved in approximately 60 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence in over 150 countries around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including broadband data and video services, network access, voice, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 177,800 employees as of June 30, 2014.

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

In our Wireless business, during the three months ended June 30, 2014 compared to the similar period in 2013, revenue growth of 7.5% was driven by service revenue growth of 5.9% as the demand for fourth-generation (4G) Long-Term Evolution (LTE) smartphones and tablets continues. Also contributing to the increase in Wireless revenue was equipment revenue growth of 22.2% driven by sales of equipment under both the traditional subsidy model and Verizon Edge. At June 30, 2014, retail postpaid connections were 4.6% higher than at June 30, 2013, with smartphones representing 75% of our retail postpaid phone base at June 30, 2014 compared to 64% at June 30, 2013. Also during the three months ended June 30, 2014, postpaid smartphone activations represented 90% of phones activated compared to 84% in the similar period in 2013.

While we have substantially completed the deployment of our 4G LTE network, we are focusing our capital spending on adding capacity and density to our existing 4G LTE network. Our 4G LTE network is available to approximately 98% of the U.S. population in more than 500 markets and covering approximately 308 million people, including those in areas served by our LTE in Rural America partners. Our 4G LTE network provides higher data throughput performance for data services at lower cost compared to those provided via third-generation (3G) networks. In May 2014, we announced the deployment of Advanced Wireless Services (AWS) spectrum in our 4G LTE network. This spectrum, which we refer to as XLTE, provides additional network capacity and is currently available in more than 350 markets. Nearly all of the devices Verizon Wireless currently sells can operate on XLTE. Nearly 76% of our total data traffic in June 2014 was carried on our 4G LTE network.

On February 13, 2014, we introduced our More Everything® plans which replaced our Share Everything® plans and provide more value to our customers. These plans, which are available to both new and existing postpaid customers, feature domestic unlimited voice minutes, unlimited domestic and international text, video and picture messaging, cloud storage and a single data allowance that can be shared among up to 10 devices connected to the Verizon Wireless network. Customers with Verizon Edge, which provides a device payment plan option and allows customers to upgrade their handset after a minimum of thirty days, subject to certain conditions, will also receive discounted monthly access fees on More Everything plans. As of June 30, 2014, More Everything accounts represented approximately 55% of our retail postpaid accounts compared to Share Everything plans representing approximately 36% of our retail postpaid accounts as of June 30, 2013. Verizon Wireless offers shared data plans for business, with More Everything plans for Small business and the Nationwide Business Data Packages and Plans.

In our Wireline business, revenues increased 0.3% during the three months ended June 30, 2014 compared to the similar period in 2013 primarily due to revenue increases in Consumer retail driven by FiOS services and in Strategic services within Global Enterprise. These increases were partially offset by revenue declines in Global Enterprise Core and Global Wholesale. FiOS

represented approximately 75% of Consumer retail revenue during the three months ended June 30, 2014 compared to approximately 70% during the similar period in 2013. As the penetration of FiOS products increases, we continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing multiple home services that will eventually be part of the digital grid, including not just entertainment and communications, but also machine-to-machine communications, such as home monitoring, health monitoring, energy management and utilities management.

Verizon recently announced the introduction of FiOS Quantum TV, which provides FiOS TV customers with new features including the ability to record up to 12 shows at once and control live TV from any room in their home. This new service is now available everywhere that FiOS TV is offered.

Wireline’s revenues during the three months ended June 30, 2014 included a 3.0% increase in Strategic services revenues, which represented 59% of total Global Enterprise revenues. Strategic services revenues increased primarily due to increases in private IP communications, contact center solutions, our cloud and data center offerings, professional services and security solutions as well as our telematics offerings. Total Global Enterprise and Global Wholesale revenues declined due to declines in core services primarily as a result of lower data networking revenues and voice services as well as the contraction of market rates due to competition. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing.

We are investing in innovative technology like wireless networks, high-speed fiber and cloud services to position ourselves at the center of growth trends of the future. During the six months ended June 30, 2014, these investments included capital expenditures of $8.5 billion, acquisitions of wireless licenses of $0.3 billion and acquisitions of investments and businesses of $0.2 billion. During the six months ended June 30, 2014, we also completed spectrum license transactions and, as a result, we received proceeds of $2.4 billion. See “Cash Flows Used in Investing Activities” and “Acquisitions and Divestitures” for additional information.

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

Trends

We expect the activation of devices on Verizon Edge to contribute positively to our consolidated operating income and our Wireless segment operating income. As more customers adopt Verizon Edge, we expect retail postpaid ARPA (the average revenue per account from retail postpaid accounts) and service revenue to continue to be negatively impacted, and we expect equipment and other revenue to continue to be positively impacted.

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

On February 21, 2014, we completed the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless. As a result, our results reflect our 55% ownership of Verizon Wireless through the closing of the Wireless Transaction and reflect our full ownership of Verizon Wireless through June 30, 2014.

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

Consolidated Revenues

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Wireless
Service revenue	$18,078	$17,078	$1,000	5.9%	$36,065	$33,806	$2,259	6.7%
Equipment and other	3,405	2,898	507	17.5	6,297	5,693	604	10.6

Total	21,483	19,976	1,507	7.5	42,362	39,499	2,863	7.2
Wireline
Mass Markets	4,485	4,304	181	4.2	8,949	8,558	391	4.6
Global Enterprise	3,579	3,649	(70)	(1.9)	7,185	7,419	(234)	(3.2)
Global Wholesale	1,570	1,662	(92)	(5.5)	3,161	3,361	(200)	(6.0)
Other	125	119	6	5.0	254	226	28	12.4

Total	9,759	9,734	25	0.3	19,549	19,564	(15)	(0.1)
Corporate, eliminations and other	241	76	165	nm	390	143	247	nm

Consolidated Revenues	$31,483	$29,786	$1,697	5.7	$62,301	$59,206	$3,095	5.2

nm – not meaningful

The increase in consolidated revenues during the three and six months ended June 30, 2014 compared to the similar periods in 2013 was primarily due to higher revenues at Wireless, as well as higher Mass Markets revenues driven by FiOS services at our Wireline segment. Partially offsetting these increases were lower Global Enterprise and Global Wholesale revenues at our Wireline segment.

Wireless’ revenues increased $1.5 billion or 7.5%, and $2.9 billion or 7.2%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to growth in service revenue as well as an increase in equipment and other revenue. The increase in service revenue during the three and six months ended June 30, 2014 compared to the similar periods in 2013 was primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of 4G LTE smartphones and tablets through our More Everything plans. Equipment and other revenue increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to an increase in equipment sales, driven by sales of equipment under both the traditional subsidy model and Verizon Edge. During the three and six months ended June 30, 2014, retail postpaid connection net additions increased compared to the similar periods in 2013 primarily due to an increase in retail postpaid connection gross additions. Retail postpaid connections per account increased as of June 30, 2014 compared to June 30, 2013 primarily due to the increased penetration of tablets.

Wireline’s revenues increased 0.3% during the three months ended June 30, 2014 compared to the similar period in 2013 primarily as a result of higher Mass Market revenues driven by FiOS services and increased Strategic service revenues within Global Enterprise, partially offset by declines in Global Enterprise Core and Global Wholesale. Wireline’s revenues decreased 0.1% during the six months ended June 30, 2014 compared to the similar period in 2013 primarily driven by declines in Global Enterprise Core and Global Wholesale, partially offset by higher Mass Markets revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets revenues increased $0.2 billion or 4.2%, and $0.4 billion or 4.6%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to the expansion of FiOS services (Voice, Internet and Video), including our FiOS Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased $0.1 billion or 1.9%, and $0.2 billion or 3.2%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to lower data networking revenues and voice services, the contraction of market rates due to competition and a decline in Core customer premise equipment revenues. This decrease was partially offset by increases in Strategic services revenues, primarily due to increases in private IP communications, contact center solutions, our cloud and data center offerings, professional services and security solutions as well as our telematics offerings.

Global Wholesale revenues decreased $0.1 billion or 5.5%, and $0.2 billion or 6.0%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to a decline in traditional voice revenues and a decline in domestic wholesale connections, partially offset by Ethernet migrations from core customers as well as continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities.

Consolidated Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Cost of services and sales	$12,087	$11,033	$1,054	9.6%	$23,276	$21,965	$1,311	6.0%
Selling, general and administrative expense	7,550	8,047	(497)	(6.2)	15,882	16,195	(313)	(1.9)
Depreciation and amortization expense	4,161	4,151	10	0.2	8,298	8,269	29	0.4

Consolidated Operating Expenses	$23,798	$23,231	$567	2.4	$47,456	$46,429	$1,027	2.2

Cost of Services and Sales

Cost of services and sales increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to an increase in cost of equipment sales of $1.0 billion and $1.4 billion, respectively, at our Wireless segment. Also contributing to the increase were higher content costs associated with continued FiOS subscriber growth and programming license fee increases at our Wireline segment. Partially offsetting this increase was a decrease in cost of data services and decreased data roaming at our Wireless segment, as well as a decline in access costs, and a decrease in costs related to customer premise equipment at our Wireline segment.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to gains recorded in the second quarter of 2014 related to the completion of wireless license transactions. Also contributing to the decrease was lower salary expense and a decline in sales commission expense at our Wireless segment, as well as declines in employee costs at our Wireline segment. Partially offsetting this decrease was a pension remeasurement credit recorded in the second quarter of 2013 and an increase in advertising expense at our Wireless segment. Also partially offsetting the decrease during the six months ended June 30, 2014 were gains recorded in the first quarter of 2013 related to wireless license exchange agreements at our Wireless segment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to an increase in net depreciable assets.

Non-operational Credits

Non-operational credits included in operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Gain on spectrum license transactions	$707	$–	$707	$–
Pension remeasurement	–	237	–	237

See “Other Items” for a description of non-operational items.

Consolidated Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. Management believes that these measures are useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in earnings (losses) of unconsolidated businesses and other income and (expense), net to net income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Consolidated Operating Income	$7,685	$6,555	$14,845	$12,777
Add Depreciation and amortization expense	4,161	4,151	8,298	8,269

Consolidated EBITDA	$11,846	$10,706	$23,143	$21,046

Less Gain on spectrum license transactions	(707)	–	(707)	–
Less Pension remeasurement	–	(237)	–	(237)

Consolidated Adjusted EBITDA	$11,139	$10,469	$22,436	$20,809

The changes in the table above during the three and six months ended June 30, 2014 compared to the similar periods in 2013 were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Equity in Earnings (Losses) of Unconsolidated Businesses

Equity in earnings (losses) of unconsolidated businesses decreased $0.2 billion during the three months ended June 30, 2014, compared to the similar period in 2013 primarily due to an immaterial gain recorded during the second quarter of 2013 by Verizon Wireless upon obtaining control of previously unconsolidated wireless partnerships, which were previously accounted for under the equity method and are now consolidated. The decrease is also attributable to the sale of our interest in Vodafone Omnitel N.V. (Vodafone Omnitel) during the first quarter of 2014, which was part of the consideration for the Wireless Transaction.

Equity in earnings (losses) of unconsolidated businesses increased $1.7 billion during the six months ended June 30, 2014, compared to the similar period in 2013 primarily due to the gain of $1.9 billion recorded on the sale of our interest in Vodafone Omnitel during the first quarter of 2014.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Interest income	$22	$14	$8	57.1%	$44	$27	$17	63.0%
Other, net	44	11	33	nm	(872)	37	(909)	nm

Total	$66	$25	$41	nm	$(828)	$64	$(892)	nm

nm – not meaningful

Other income and (expense), net decreased during the six months ended June 30, 2014 compared to the similar period in 2013 primarily due to net early debt redemption costs of $0.9 billion recorded during the first quarter of 2014 (see “Other Items”).

Interest Expense

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Total interest costs on debt balances	$1,276	$700	$576	82.3%	$2,626	$1,414	$1,212	85.7%
Less capitalized interest costs	112	186	(74)	(39.8)	248	363	(115)	(31.7)

Total	$1,164	$514	$650	nm	$2,378	$1,051	$1,327	nm

Average debt outstanding	$109,855	$52,710			$106,044	$52,636
Effective interest rate	4.6%	5.3%			5.0%	5.4%

nm – not meaningful

Total interest costs on debt balances increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to the issuance of fixed and floating rate notes to finance the Wireless Transaction (see “Acquisitions and Divestitures”) resulting in an increase in average debt and a corresponding increase in interest expense, partially offset by a lower effective interest rate (see “Consolidated Financial Condition”). Capitalized interest costs were lower during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to a decrease in wireless licenses that are currently under development.

Provision for Income Taxes

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Provision for income taxes	$2,220	$988	$1,232	nm	$3,188	$1,852	$1,336	72.1%
Effective income tax rate	33.9%	16.0%			23.6%	15.6%

nm – not meaningful

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. As a result of the completion of the Wireless Transaction, the difference in the effective income tax rate as compared to the statutory federal income tax rate will no longer be significant due to the inclusion of income within our income before the provision for income taxes that was previously attributable to Vodafone’s noncontrolling interest in the Verizon Wireless partnership. Prior to the completion of the Wireless Transaction, our annual effective income tax rate was significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone’s noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 14.6 percentage points lower during the three months ended June 30, 2013 and 15.0 percentage points lower during the six months ended June 30, 2013.

The increase in the provision for income taxes and the effective income tax rate during the three and six months ended June 30, 2014 compared to the similar periods in 2013 is primarily due to increased income taxes on the incremental income included in Verizon’s post-acquisition income before the provision for income taxes resulting from the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless on February 21, 2014. The increase during the six months ended June 30, 2014 compared to the similar period in 2013 was partially offset by the utilization of certain tax credits in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.9 billion at June 30, 2014 and $2.1 billion at December 31, 2013. Interest and penalties related to unrecognized tax benefits were $0.2 billion (after-tax) and $0.3 billion (after-tax) at June 30, 2014 and December 31, 2013, respectively. The decrease in unrecognized tax benefits was primarily due to the resolution of issues with the Internal Revenue Service (IRS) involving tax years 2007 through 2009, partially offset by an increase in unrecognized tax benefits related to the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless. The uncertain tax benefits related to the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless concern pre-acquisition tax controversies and are the subject of an indemnity from Vodafone for which a corresponding indemnity asset has been established.

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

Net Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Net income attributable to noncontrolling interests	$110	$2,952	$(2,842)	(96.3)%	$2,149	$5,855	$(3,706)	(63.3)%

The decrease in Net income attributable to noncontrolling interests during the three and six months ended June 30, 2014 compared to the similar periods in 2013 was primarily due to the completion of the Wireless Transaction on February 21, 2014. As a result, our results reflect our 55% ownership of Verizon Wireless through the closing of the Wireless Transaction and reflect our full ownership of Verizon Wireless through June 30, 2014. The noncontrolling interests that remained after the completion of the Wireless Transaction primarily relate to wireless partnership entities.

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

Operating Revenues and Selected Operating Statistics

(dollars in millions,	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
except ARPA)	2014	2013	(Decrease)		2014	2013	(Decrease)
Retail service	$17,288	$16,422	$866	5.3%	$34,534	$32,591	$1,943	6.0%
Other service	790	656	134	20.4	1,531	1,215	316	26.0

Service revenue	18,078	17,078	1,000	5.9	36,065	33,806	2,259	6.7

Equipment	2,387	1,953	434	22.2	4,257	3,766	491	13.0
Other	1,018	945	73	7.7	2,040	1,927	113	5.9

Equipment and other	3,405	2,898	507	17.5	6,297	5,693	604	10.6

Total Operating Revenues	$21,483	$19,976	$1,507	7.5	$42,362	$39,499	$2,863	7.2

Connections (‘000):(1)
Retail connections					104,637	100,124	4,513	4.5
Retail postpaid connections					98,593	94,271	4,322	4.6

Net additions in period (‘000):(2)
Retail connections	1,427	1,038	389	37.5	1,976	1,758	218	12.4
Retail postpaid connections	1,441	941	500	53.1	1,980	1,618	362	22.4

Churn Rate:
Retail connections	1.25%	1.23%			1.31%	1.27%
Retail postpaid connections	0.94%	0.93%			1.00%	0.97%

Account Statistics:
Retail postpaid ARPA	$159.73	$152.50	$7.23	4.7	$159.70	$151.39	$8.31	5.5
Retail postpaid accounts (‘000)(1)					35,186	34,958	228	0.7
Retail postpaid connections per account(1)					2.80	2.70	0.10	3.7

(1) As of end of period

(2) Excluding acquisitions and adjustments

Wireless’ total operating revenues increased by $1.5 billion or 7.5%, and $2.9 billion or 7.2%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily as a result of growth in service revenue as well as an increase in equipment revenue.

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

Retail connections under an account may include: smartphones, basic phones, tablets and other Internet devices as well as Home Phone Connect and Home Fusion. We expect to continue to experience retail connection growth based on the strength of our product offerings and network service quality. Retail postpaid connection net additions increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to an increase in retail postpaid connection gross additions. Higher retail postpaid connection gross additions were driven by gross additions of tablets as well as smartphones. During the three and six months ended June 30, 2014, our retail postpaid connection net additions included approximately 1.15 million and 1.78 million tablets, respectively, as compared to 264 thousand and 577 thousand tablets, respectively, in the similar periods in 2013.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 3.7% as of June 30, 2014 compared to June 30, 2013, primarily due to the increased penetration of tablets.

Service Revenue

Service revenue increased by $1.0 billion or 5.9%, and $2.3 billion or 6.7%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of 4G LTE smartphones and tablets through our More Everything plans. The penetration of 4G LTE smartphones was driven by the activation of smartphones by new customers as well as existing customers migrating from basic phones and 3G smartphones to 4G LTE smartphones.

The increase in retail postpaid ARPA, which excludes recurring equipment installment billings related to Verizon Edge, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 was primarily driven by increases in smartphone penetration and retail postpaid connections per account. As of June 30, 2014, we experienced a 3.7% increase in retail postpaid connections per account, compared to June 30, 2013, with smartphones representing 75% of our retail postpaid phone base as of June 30, 2014 compared to 64% as of June 30, 2013. The increased penetration in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 12.3% of our retail postpaid connection base as of June 30, 2014 compared to 9.9% as of June 30, 2013, primarily due to tablet activations. Additionally, during the six months ended June 30, 2014, postpaid smartphone activations represented 90% of phones activated compared to 84% in the similar period in 2013.

Other service revenue increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 due to growth in wholesale connections.

Equipment and Other Revenue

Equipment and other revenue increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to an increase in equipment sales, driven by sales of equipment under both the traditional subsidy model and Verizon Edge.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Cost of services and sales	$6,742	$5,799	$943	16.3%	$12,598	$11,450	$1,148	10.0%
Selling, general and administrative expense	5,649	5,666	(17)	(0.3)	11,293	11,114	179	1.6
Depreciation and amortization expense	2,107	2,047	60	2.9	4,168	4,053	115	2.8

Total Operating Expenses	$14,498	$13,512	$986	7.3	$28,059	$26,617	$1,442	5.4

Cost of Services and Sales

Cost of services and sales increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to an increase in cost of equipment sales of $1.0 billion and $1.4 billion, respectively, as a result of an increase in the number of devices sold. The increase for the six months ended June 30, 2014 was partially offset by a decrease in cost of data services and decreased data roaming.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended June 30, 2014 compared to the similar period in 2013 primarily due to a decline of $0.2 billion in sales commission expense largely driven by the increased adoption of Verizon Edge, and lower salary expense, partially offset by higher advertising and rent expense.

Selling, general and administrative expense increased during the six months ended June 30, 2014 compared to the similar period in 2013 primarily due to higher advertising expense, gains recorded in the first quarter of 2013 related to wireless license exchange agreements, and higher rent expense, partially offset by a decline in salary expense and lower sales commission expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Segment Operating Income	$6,985	$6,464	$521	8.1%	$14,303	$12,882	$1,421	11.0%
Add Depreciation and amortization expense	2,107	2,047	60	2.9	4,168	4,053	115	2.8

Segment EBITDA	$9,092	$8,511	$581	6.8	$18,471	$16,935	$1,536	9.1

Segment operating income margin	32.5%	32.4%			33.8%	32.6%
Segment EBITDA service margin	50.3%	49.8%			51.2%	50.1%

The changes in the table above during the three and six months ended June 30, 2014 compared to the similar periods in 2013 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Gain on spectrum license transactions	$707	$–	$707	$–

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Consumer retail	$3,864	$3,669	$195	5.3%	$7,704	$7,285	$419	5.8%
Small business	621	635	(14)	(2.2)	1,245	1,273	(28)	(2.2)

Mass Markets	4,485	4,304	181	4.2	8,949	8,558	391	4.6

Strategic services	2,120	2,059	61	3.0	4,230	4,132	98	2.4
Core	1,459	1,590	(131)	(8.2)	2,955	3,287	(332)	(10.1)

Global Enterprise	3,579	3,649	(70)	(1.9)	7,185	7,419	(234)	(3.2)

Global Wholesale	1,570	1,662	(92)	(5.5)	3,161	3,361	(200)	(6.0)
Other	125	119	6	5.0	254	226	28	12.4

Total Operating Revenues	$9,759	$9,734	$25	0.3	$19,549	$19,564	$(15)	(0.1)

Connections (‘000):(1)
Total voice connections					20,391	21,828	(1,437)	(6.6)

Total Broadband connections					9,077	8,939	138	1.5
FiOS Internet subscribers					6,309	5,773	536	9.3
FiOS Video subscribers					5,419	5,035	384	7.6

(1) As of end of period

Wireline’s revenues increased 0.3% during the three months ended June 30, 2014 compared to the similar period in 2013 primarily as a result of higher Consumer retail revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise, partially offset by declines in Global Enterprise Core and Global Wholesale.

Wireline’s revenues decreased 0.1% during the six months ended June 30, 2014 compared to the similar period in 2013 primarily driven by declines in Global Enterprise Core and Global Wholesale, partially offset by higher Consumer retail revenues driven by FiOS services and increased Strategic services revenues within Global Enterprise.

Mass Markets

Mass Markets operations provide broadband services (including high-speed Internet, FiOS Internet and FiOS Video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues increased $0.2 billion or 4.2%, and $0.4 billion or 4.6%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to the expansion of FiOS services (Voice, Internet and Video), including our FiOS Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues. FiOS represented approximately 75% of Consumer retail revenue during the three and six months ended June 30, 2014, compared to approximately 70% and 69%, respectively, during the similar periods in 2013.

Since July 1, 2013, we grew our subscriber base by 0.5 million FiOS Internet subscribers and 0.4 million FiOS Video subscribers, while also consistently improving penetration rates within our FiOS service areas. As of June 30, 2014, we achieved penetration rates of 40.1% and 35.3% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 38.6% and 34.5% for FiOS Internet and FiOS Video, respectively, as of June 30, 2013.

The increase in Mass Markets revenues, driven by FiOS services, was partially offset by the decline of local exchange revenues primarily due to a 5.9% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, VoIP (voice over internet protocol), broadband and cable services. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. There was also a decline in Small business retail voice connections, primarily reflecting competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers Strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.1 billion or 1.9%, and $0.2 billion or 3.2%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to a decline of $0.1 billion or 8.0%, and $0.2 billion or 8.9%, respectively, related to lower data networking revenues and voice services, which consist of traditional circuit-based services such as frame relay, private line and legacy voice and data services. These core services declined compared to the similar periods in 2013 as our customer base continued to migrate to next generation IP services. Also contributing to the decrease was the contraction of market rates due to competition and a decline in Core customer premise equipment revenues. This decrease was partially offset by increases in Strategic services revenues of $0.1 billion or 3.0%, and $0.1 billion or 2.4%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to increases in private IP communications, contact center solutions, our cloud and data center offerings, professional services and security solutions as well as our telematics offerings.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion or 5.5%, and $0.2 billion or 6.0%, respectively, during the three and six months ended June 30, 2014 compared to the similar periods in 2013 primarily due to a decline in traditional voice revenues and a 6.4% decline in domestic wholesale connections as of June 30, 2014 compared to June 30, 2013. The traditional voice revenue declines are primarily due to a decrease in minutes of use (MOUs) and the effect of technology substitution. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition. Partially offsetting the overall decrease in wholesale revenues were Ethernet migrations from core customers as well as continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities. As a result of the customer migrations, at June 30, 2014, the number of core data circuits experienced a 15.3% decline compared to June 30, 2013.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Cost of services and sales	$5,461	$5,407	$54	1.0%	$10,920	$10,864	$56	0.5%
Selling, general and administrative expense	2,034	2,168	(134)	(6.2)	4,185	4,433	(248)	(5.6)
Depreciation and amortization expense	2,005	2,085	(80)	(3.8)	4,038	4,180	(142)	(3.4)

Total Operating Expenses	$9,500	$9,660	$(160)	(1.7)	$19,143	$19,477	$(334)	(1.7)

Cost of Services and Sales

During the three and six months ended June 30, 2014, Cost of services and sales increased compared to the similar periods in 2013 primarily due to an increase in content costs of $0.1 billion and $0.2 billion, respectively, associated with continued FiOS subscriber growth and programming license fee increases, which were partially offset by a decline in access costs, driven by declines in overall wholesale long distance volumes, and a decrease in costs related to customer premise equipment.

Selling, General and Administrative Expense

During the three and six months ended June 30, 2014, Selling, general and administrative expenses decreased compared to the similar periods in 2013 primarily due to declines in employee costs, primarily as a result of lower headcount, as well as gains on the sale of assets. The decrease during the six months ended June 30, 2014 compared to the similar period in 2013 is also due to lower advertising expenses.

Depreciation and Amortization Expense

During the three and six months ended June 30, 2014, Depreciation and amortization expense decreased compared to the similar periods in 2013 primarily due to a decrease in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Segment Operating Income	$259	$74	$185	nm	$406	$87	$319	nm
Add Depreciation and amortization expense	2,005	2,085	(80)	(3.8)%	4,038	4,180	(142)	(3.4)%

Segment EBITDA	$2,264	$2,159	$105	4.9	$4,444	$4,267	$177	4.1

Segment operating income margin	2.7%	0.8%			2.1%	0.4%
Segment EBITDA margin	23.2%	22.2%			22.7%	21.8%

nm – not meaningful

The changes in the table above during the three and six months ended June 30, 2014 compared to the similar periods in 2013 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Other Items

Gain on Spectrum License Transactions

During the second quarter of 2014, we completed license exchange transactions with T-Mobile USA, Inc. (T-Mobile USA) to exchange certain AWS and Personal Communication Services (PCS) licenses. The exchange included a number of swaps that we expect will result in more efficient use of the AWS and PCS bands. As a result of these exchanges, we received $0.9 billion of AWS and PCS spectrum licenses at fair value and we recorded an immaterial gain.

During the second quarter of 2014, we completed transactions pursuant to two additional agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we sold certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we exchanged the remainder of our 700 MHz A block spectrum licenses as well as AWS and PCS spectrum licenses for AWS and PCS spectrum licenses. As a result, we received $1.6 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.7 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2014.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the spectrum license transactions described above.

Wireless Transaction Costs

As a result of the third-party indebtedness incurred to finance the Wireless Transaction, we incurred interest expense of $0.4 billion during the six months ended June 30, 2014 (see “Consolidated Financial Condition”). This amount represents only the interest expense incurred prior to the closing of the Wireless Transaction.

Gain on Sale of Omnitel Interest

As a result of the sale of the Omnitel Interest on February 21, 2014, which was part of the consideration for the Wireless Transaction, we recorded a gain of $1.9 billion in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income for the six months ended June 30, 2014.

Early Debt Redemption Costs

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following in the Tender Offer: $0.7 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the then outstanding $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the then outstanding $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the then outstanding $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the then outstanding $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the then outstanding $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the then outstanding $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

Pension Remeasurement

During the three and six months ended June 30, 2013, we recorded net pre-tax pension remeasurement credits of approximately $0.2 billion, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement credits relate to settlements for employees who received lump-sum distributions. The credits were primarily driven by an approximately 75 basis point increase in our discount rate assumption used to determine the current year liabilities of one of our pension plans. The change in discount rate resulted in a gain of $0.3 billion, partially offset by a loss resulting from the difference between our expected return on assets assumption of 7.5% at December 31, 2012 and our annualized actual return on assets of 7.2% at June 30, 2013, as well as other losses ($0.1 billion). Our weighted-average discount rate assumption increased from 4.2% at December 31, 2012 to 5.0% at June 30, 2013.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the pension remeasurement described above.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2014	2013	Change
Cash Flows Provided By (Used In)
Operating activities	$14,804	$17,148	$(2,344)
Investing activities	(6,346)	(7,835)	1,489
Financing activities	(56,210)	(10,618)	(45,592)

Decrease In Cash and Cash Equivalents	$(47,752)	$(1,305)	$(46,447)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the six months ended June 30, 2014 decreased by $2.3 billion compared to the similar period in 2013 primarily due to a $1.5 billion increase in income tax payments due to the incremental income included in Verizon’s income since the closing of the Wireless Transaction and the impact of bonus depreciation recorded in 2013. Also contributing to the decrease was a $1.2 billion increase in interest payments primarily due to the incremental debt needed to fund the Wireless Transaction as well as a $0.8 billion increase in pension contributions. The decline was partially offset by an increase in earnings at our Wireless segment.

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

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended June 30,
(dollars in millions)	2014	2013
Wireless	$5,325	$4,270
Wireline	2,730	2,949
Other	439	397

	$8,494	$7,616

Total as a percentage of revenue	13.6%	12.9%

The increase in capital expenditures during the six months ended June 30, 2014 compared to the similar period in 2013 was primarily due to investments to increase the capacity of our 4G LTE network, partially offset by lower capital expenditures at Wireline as a result of decreased legacy spending requirements.

Acquisitions

In February 2014, Verizon acquired a business dedicated to the development of IP television for cash consideration that was not significant.

Dispositions

During the six months ended June 30, 2014, we completed spectrum license transactions. As a result, we received proceeds of $2.4 billion. See “Acquisitions and Divestitures” for additional information.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2014 and 2013, net cash used in financing activities was $56.2 billion and $10.6 billion, respectively. The change in cash flows used in financing activities during six months ended June 30, 2014 as compared to the similar period in 2013 was primarily driven by the use of $58.89 billion as part of the consideration for the Wireless Transaction. See “Acquisitions and Divestitures” for additional information.

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

May Exchange Offer

On May 29, 2014, we announced the commencement of a private exchange offer (the May Exchange Offer) to exchange up to all Cellco Partnership and Verizon Wireless Capital LLC’s £0.6 billion outstanding aggregate principal amount of 8.875% Notes due December 18, 2018 (the Old Notes) for Verizon’s new sterling-denominated Notes due 2024 (the New Notes) and an amount of cash. This exchange offer has been accounted for as a modification of debt. In connection with the May Exchange Offer, which expired on June 25, 2014, we issued £0.7 billion aggregate principal of New Notes and made a cash payment of £22 million in exchange for £0.6 billion aggregate principal amount of tendered Old Notes. The New Notes bear interest at a rate of 4.073% per annum.

Concurrent with the issuance of the New Notes, we entered into cross currency swaps to fix our future interest and principal payments in U.S. dollars (see “Market Risk”).

Term Loan Agreement

During February 2014, we drew $6.6 billion pursuant to a term loan agreement with a group of major financial institutions to finance, in part, the Wireless Transaction. $3.3 billion of the loans under the term loan agreement have a maturity of three years (the 3-Year Loans) and $3.3 billion of the loans under the term loan agreement have a maturity of five years (the 5-Year Loans). The 5-Year Loans provide for the partial amortization of principal during the last two years that they are outstanding. Loans under the term loan agreement bear interest at floating rates. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

During June 2014, we issued $3.3 billion aggregate principal amount of fixed and floating rate notes resulting in cash proceeds of approximately $3.3 billion, net of discounts and issuance costs. The issuances consisted of the following: $1.3 billion aggregate principal amount of Floating Rate Notes due 2017 that will bear interest at a rate equal to three-month LIBOR plus 0.40% which will be reset quarterly and $2.0 billion aggregate principal amount of 1.35% Notes due 2017. We used the net proceeds from the offering of these notes to repay the 3-year Loans on June 12, 2014.

Other Credit Facilities

As of June 30, 2014, the unused borrowing capacity under our $6.2 billion credit facility was approximately $6.1 billion and the unused borrowing capacity under our $2.0 billion 364-day revolving credit agreement was $2.0 billion.

Early Debt Redemption

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following in the Tender Offer: $0.7 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the then outstanding $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the then outstanding $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the then outstanding $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the then outstanding $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the then outstanding $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the then outstanding $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

Other, net

The change in Other, net financing activities during the six months ended June 30, 2014 compared to the similar period in 2013 was primarily driven by net early debt redemption costs of $0.9 billion.

Additionally, in the second quarter of 2014 we made our final tax distribution to Vodafone pursuant to the Cellco Partnership agreement.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the six months ended June 30, 2014, we paid $3.6 billion in cash dividends. During the six months ended June 30, 2013, we paid $2.9 billion in cash dividends. The increase in cash dividends is primarily due to the issuance of approximately 1.27 billion shares of Verizon common stock as part of the consideration paid to complete the Wireless Transaction.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.9 million common shares issued from Treasury stock during the six months ended June 30, 2014, which had an aggregate value of $0.2 billion.

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

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the six months ended June 30, 2014.

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

Decrease In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2014 totaled $5.8 billion, a $47.8 billion decrease compared to Cash and cash equivalents at December 31, 2013 primarily as a result of the completion of the Wireless Transaction.

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

	Six Months Ended June 30,
(dollars in millions)	2014	2013	Change
Net cash provided by operating activities	$14,804	$17,148	$(2,344)
Less Capital expenditures (including capitalized software)	8,494	7,616	878

Free cash flow	$6,310	$9,532	$(3,222)

The change in Free cash flow during the six months ended June 30, 2014 compared to the similar period in 2013 was primarily due to a $1.5 billion increase in income tax payments, a $1.2 billion increase in interest payments and higher capital expenditures. Subsequent to the completion of the Wireless Transaction on February 21, 2014, we now have full access to all of the cash flows generated by our wireless business.

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

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2014, approximately 84% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three and six months ended June 30, 2014, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the fourth quarter of 2013, we entered into forward interest rate swaps with a total notional value of $2.0 billion. We designated these contracts as cash flow hedges. In March 2014, we settled these forward interest rate swaps and the pre-tax gain was not material. During the first and second quarters of 2014, we entered into forward interest rate swaps with total notional values of $0.9 billion and $3.1 billion, respectively. We designated these contracts as cash flow hedges.

During July 2014, we entered into forward interest rate swaps with a total notional value of $0.8 billion. We designated these contracts as cash flow hedges.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At June 30, 2014, our primary translation exposure was to the British Pound Sterling, the Euro, the Australian Dollar, Indian Rupee and the Japanese Yen.

Cross Currency Swaps

During the first quarter of 2014, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $5.4 billion of Euro and British Pound Sterling denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the second quarter of 2014, in connection with the May Exchange Offer, we entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.2 billion of British Pound Sterling denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

Verizon Wireless previously entered into cross currency swaps designated as cash flow hedges to exchange approximately $1.6 billion of British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. In June 2014, we settled $0.8 billion of these cross currency swaps as part of the Exchange Offer and the gains with respect to these swaps were not material.

A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $0.2 billion at June 30, 2014 and was not material at December 31, 2013. During the three and six months ended June 30, 2014, an immaterial pre-tax loss and an immaterial pre-tax gain, respectively, were recognized in Other comprehensive income (loss). During the three and six months ended June 30, 2013, an immaterial pre-tax gain and a pre-tax loss of $0.1 billion, respectively, were recognized in Other comprehensive income (loss).

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

Omnitel Transaction

On February 21, 2014, Verizon and Vodafone also consummated the sale of the Omnitel Interest (the Omnitel Transaction) by a subsidiary of Verizon to a subsidiary of Vodafone in connection with the Wireless Transaction pursuant to a separate share purchase agreement. As a result, during the six months ended June 30, 2014, we recognized a pre-tax gain of $1.9 billion on the disposal of the Omnitel interest in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income.

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

Spectrum License Transactions

During the second quarter of 2014, we completed license exchange transactions with T-Mobile USA to exchange certain AWS and PCS licenses. The exchange included a number of swaps that we expect will result in more efficient use of the AWS and PCS bands. As a result of these exchanges, we received $0.9 billion of AWS and PCS spectrum licenses at fair value and we recorded an immaterial gain.

During the second quarter of 2014, we completed transactions pursuant to two additional agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we sold certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we exchanged the remainder of our 700 MHz A block spectrum licenses as well as AWS and PCS spectrum licenses for AWS and PCS spectrum licenses. As a result, we received $1.6 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.7 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2014, we acquired various other wireless licenses and markets for cash consideration that was not significant.

Wireline

During July 2014, Verizon sold a non-strategic Wireline business for cash consideration that was not significant.

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

Recent Accounting Standards

In April 2014, the accounting standard update related to the reporting of discontinued operations and disclosures of disposals of components of an entity was issued. This standard update changes the criteria for reporting discontinued operations and enhances convergence of the reporting requirements for discontinued operations. As a result of this standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This standard update is effective as of the first quarter of 2015, however, earlier adoption is permitted.

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. We expect to adopt this standard update during the first quarter of 2017. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In June 2014, the accounting standard update related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period was issued. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. We will adopt this standard update during the first quarter of 2016. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in Idearc’s bankruptcy, alleged that Idearc was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust sought over $9 billion in damages. Following a two-week trial in October 2012 limited to the question of the value of Idearc Inc. on the date of the spin-off, on January 22, 2013, the Court issued a decision finding that the value was “at least $12 billion.” As $12 billion exceeds the value of the debt and cash that Idearc transferred to Verizon on the date of the spin-off, the Court issued a related Order to Show Cause directing the Litigation Trust to submit a brief that “explains why any (or all) of its legal claims are viable in light of the court’s finding on Idearc’s value.” In its June 18, 2013 decision, the Court entered judgment for Verizon and its subsidiaries and ruled that U.S. Bank would “take nothing” on its claims. U.S. Bank appealed the decision to the U.S. Court of Appeals for the Fifth Circuit. Briefing was completed in the first quarter of 2014 and oral argument was heard on June 2, 2014.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities. The complaint claims that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust seeks approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. At the close of discovery in February 2012, Verizon filed a summary judgment motion to dismiss the two counts in the complaint – constructive fraudulent transfer and actual fraudulent transfer. On June 12, 2013, the Court granted Verizon’s summary judgment motion in part, dismissing the Litigation Trust’s constructive fraudulent transfer claim. A bench trial limited to the actual fraudulent transfer claim concluded December 15, 2013 and a post-trial briefing was completed in the first quarter of 2014. On June 18, 2014, Verizon and the Litigation Trust entered into a settlement agreement, the terms of which are not material to our business, and the Litigation Trust has sought the Bankruptcy Court’s approval of that settlement.

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

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the three months ended June 30, 2014. At June 30, 2014, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon).

3b	Bylaws of Verizon, as amended, effective as of May 1, 2014 (filed as Exhibit 3b to Verizon’s Form 8-K filed on May 6, 2014 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: July 29, 2014	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon).

3b	Bylaws of Verizon, as amended, effective as of May 1, 2014 (filed as Exhibit 3b to Verizon’s Form 8-K filed on May 6, 2014 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.