Form 10-Q
period 2014-09-30
VERIZON COMMUNICATIONS INC
filed 2014-10-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

At September 30, 2014, 4,149,723,706 shares of the registrant’s common stock were outstanding, after deducting 92,650,534 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2014	2013	2014	2013

Operating Revenues	$31,586	$30,279	$93,887	$89,485

Operating Expenses
Cost of services and sales (exclusive of items shown below)	12,252	10,960	35,528	32,925
Selling, general and administrative expense	8,277	8,037	24,159	24,232
Depreciation and amortization expense	4,167	4,154	12,465	12,423

Total Operating Expenses	24,696	23,151	72,152	69,580

Operating Income	6,890	7,128	21,735	19,905
Equity in earnings (losses) of unconsolidated businesses	(48)	19	1,811	134
Other income and (expense), net	71	20	(757)	84
Interest expense	(1,255)	(555)	(3,633)	(1,606)

Income Before Provision For Income Taxes	5,658	6,612	19,156	18,517
Provision for income taxes	(1,864)	(1,034)	(5,052)	(2,886)

Net Income	$3,794	$5,578	$14,104	$15,631

Net income attributable to noncontrolling interests	$99	$3,346	$2,248	$9,201
Net income attributable to Verizon	3,695	2,232	11,856	6,430

Net Income	$3,794	$5,578	$14,104	$15,631

Basic Earnings Per Common Share
Net income attributable to Verizon	$.89	$.78	$3.03	$2.24
Weighted-average shares outstanding (in millions)	4,152	2,866	3,912	2,866

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.89	$.78	$3.03	$2.24
Weighted-average shares outstanding (in millions)	4,159	2,874	3,919	2,874

Dividends declared per common share	$0.55	$0.53	$1.61	$1.56

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions) (unaudited)	2014	2013	2014	2013

Net Income	$3,794	$5,578	$14,104	$15,631
Other comprehensive gain (loss), net of taxes
Foreign currency translation adjustments	(114)	140	(1,054)	4
Unrealized gain (loss) on cash flow hedges	153	6	(11)	(12)
Unrealized gain (loss) on marketable securities	(13)	14	(1)	(1)
Defined benefit pension and postretirement plans	(39)	(36)	(117)	(108)

Other comprehensive gain (loss) attributable to Verizon	(13)	124	(1,183)	(117)
Other comprehensive gain (loss) attributable to noncontrolling interests	–	4	(23)	(11)

Total Comprehensive Income	$3,781	$5,706	$12,898	$15,503

Comprehensive income attributable to noncontrolling interests	$99	$3,350	$2,225	$9,190
Comprehensive income attributable to Verizon	3,682	2,356	10,673	6,313

Total Comprehensive Income	$3,781	$5,706	$12,898	$15,503

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2014	At December 31, 2013

Assets
Current assets
Cash and cash equivalents	$7,218	$53,528
Short-term investments	635	601
Accounts receivable, net of allowances of $646 and $645	13,283	12,439
Inventories	1,206	1,020
Prepaid expenses and other	2,431	3,406

Total current assets	24,773	70,994

Plant, property and equipment	230,452	220,865
Less accumulated depreciation	140,520	131,909

	89,932	88,956

Investments in unconsolidated businesses	818	3,432
Wireless licenses	75,303	75,747
Goodwill	24,617	24,634
Other intangible assets, net	5,738	5,800
Other assets	5,112	4,535

Total assets	$226,293	$274,098

Liabilities and Equity
Current liabilities
Debt maturing within one year	$1,603	$3,933
Accounts payable and accrued liabilities	17,055	16,453
Other	8,231	6,664

Total current liabilities	26,889	27,050

Long-term debt	107,627	89,658
Employee benefit obligations	25,770	27,682
Deferred income taxes	42,289	28,639
Other liabilities	5,750	5,653

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 and 2,967,610,119 shares issued in each period, respectively)	424	297
Contributed capital	11,089	37,939
Reinvested earnings	6,964	1,782
Accumulated other comprehensive income	1,175	2,358
Common stock in treasury, at cost	(3,465)	(3,961)
Deferred compensation – employee stock ownership plans and other	390	421
Noncontrolling interests	1,391	56,580

Total equity	17,968	95,416

Total liabilities and equity	$226,293	$274,098

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2014	2013

Cash Flows from Operating Activities
Net Income	$14,104	$15,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,465	12,423
Employee retirement benefits	843	649
Deferred income taxes	914	3,011
Provision for uncollectible accounts	684	746
Equity in earnings of unconsolidated businesses, net of dividends received	(1,785)	(100)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(816)	(1,078)
Other, net	(3,252)	(2,895)

Net cash provided by operating activities	23,157	28,387

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,624)	(11,807)
Acquisitions of investments and businesses, net of cash acquired	(180)	(81)
Acquisitions of wireless licenses	(343)	(430)
Proceeds from dispositions of wireless licenses	2,367	2,111
Proceeds from dispositions of businesses	120	–
Other, net	230	184

Net cash used in investing activities	(10,430)	(10,023)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	21,575	49,166
Repayments of long-term borrowings and capital lease obligations	(12,594)	(2,392)
Decrease in short-term obligations, excluding current maturities	(426)	(324)
Dividends paid	(5,653)	(4,420)
Proceeds from sale of common stock	34	76
Purchase of common stock for treasury	–	(153)
Special distribution to noncontrolling interest	–	(3,150)
Acquisition of noncontrolling interest	(58,886)	–
Other, net	(3,087)	(3,550)

Net cash provided by (used in) financing activities	(59,037)	35,253

Increase (decrease) in cash and cash equivalents	(46,310)	53,617
Cash and cash equivalents, beginning of period	53,528	3,093

Cash and cash equivalents, end of period	$7,218	$56,710

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior year amounts to conform to the current year presentation. Effective January 1, 2014, we have also reclassified the results of certain businesses, such as development stage businesses that support our strategic initiatives, from our Wireline segment to Corporate, eliminations and other. The impact of this reclassification was not material to our condensed consolidated financial statements.

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

Earnings Per Common Share

There were a total of approximately 7 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2014, respectively. There were a total of approximately 8 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2013, respectively. There were no outstanding options to purchase shares that would have been anti-dilutive for the three months ended September 30, 2014. Outstanding options to purchase shares that were not included in the computation of diluted earnings per common share, because to do so would have been anti-dilutive for the period, were not significant for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, respectively.

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

Recent Accounting Standards

In April 2014, the accounting standard update related to the reporting of discontinued operations and disclosures of disposals of components of an entity was issued. This standard update changes the criteria for reporting discontinued operations and enhances convergence of the reporting requirements for discontinued operations. As a result of this standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This standard update is effective as of the first quarter of 2015; however, earlier adoption is permitted.

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

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied to contracts not completed as of the date of initial application, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We are currently evaluating these adoption methods and the impact that this standard update will have on our condensed consolidated financial statements.

In June 2014, the accounting standard update related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period was issued. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. We will adopt this standard update during the first quarter of 2016. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

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

Omnitel Transaction

On February 21, 2014, Verizon and Vodafone also consummated the sale of the Omnitel Interest (the Omnitel Transaction) by a subsidiary of Verizon to a subsidiary of Vodafone in connection with the Wireless Transaction pursuant to a separate share purchase agreement. As a result, during the nine months ended September 30, 2014, we recognized a pre-tax gain of $1.9 billion on the disposal of the Omnitel interest in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income.

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

During the second quarter of 2014, we completed transactions pursuant to two additional agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we sold certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we exchanged the remainder of our 700 MHz A block spectrum licenses as well as AWS and PCS spectrum licenses for AWS and PCS spectrum licenses. As a result, we received $1.6 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.7 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2014.

During September 2014, we entered into a license exchange agreement with affiliates of AT&T Inc. to exchange certain AWS and PCS spectrum licenses. This non-cash exchange, which is subject to approval by the Federal Communications Commission (FCC) and other customary closing conditions, is expected to close in the first quarter of 2015. Upon completion of the transaction, we expect to record an immaterial gain.

During the three and nine months ended September 30, 2014, we acquired various other wireless licenses and markets for cash consideration that was not significant.

Wireline

On July 1, 2014, we sold a non-strategic Wireline business, which provides communications solutions to a variety of government agencies, for net cash proceeds of $0.1 billion and recorded an immaterial gain.

Other

During February 2014, Verizon acquired a business dedicated to the development of Internet Protocol (IP) television for cash consideration that was not significant.

On October 7, 2014, Redbox Instant by Verizon, a venture between Verizon and Redbox Automated Retail, LLC (Redbox), a wholly-owned subsidiary of Outerwall Inc., ceased providing service to its customers. In accordance with an agreement between the parties, Redbox withdrew from the venture on October 20, 2014 and Verizon will wind down and dissolve the venture during the next few months. As a result of the termination of the venture, we expect to record a pre-tax loss of approximately $0.1 billion in the fourth quarter of 2014.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2014	$75,747
Acquisitions (Note 2)	438
Dispositions (Note 2)	(1,978)
Capitalized interest on wireless licenses	162
Reclassifications, adjustments and other	934

Balance at September 30, 2014	$75,303

Reclassifications, adjustments and other includes the exchanges of wireless licenses in 2014 as well as $0.3 billion of Wireless licenses that are classified as held for sale and included in Prepaid expenses and other on our condensed consolidated balance sheet at September 30, 2014 (see Note 2 for additional details).

At September 30, 2014, approximately $2.2 billion of Wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Total
Balance at January 1, 2014	$18,376	$6,258	$24,634
Acquisitions (Note 2)	15	10	25
Dispositions (Note 2)	–	(38)	(38)
Reclassifications, adjustments and other	–	(4)	(4)

Balance at September 30, 2014	$18,391	$6,226	$24,617

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At September 30, 2014			At December 31, 2013
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$3,634	$(2,870)	$764	$3,639	$(2,660)	$979
Non-network internal-use software (3 to 7 years)	12,841	(8,183)	4,658	11,770	(7,317)	4,453
Other (2 to 25 years)	665	(349)	316	691	(323)	368

Total	$17,140	$(11,402)	$5,738	$16,100	$(10,300)	$5,800

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2014	$ 391	$ 1,178
2013	398	1,183

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2014	$ 401
2015	1,379
2016	1,145
2017	959
2018	795

4.	Debt

Changes to debt during the nine months ended September 30, 2014 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2014	$3,933	$89,658	$93,591
Proceeds from long-term borrowings	–	21,575	21,575
Verizon Notes	–	5,000	5,000
Preferred Stock	–	1,650	1,650
Repayments of long-term borrowings and capital leases obligations	(3,363)	(9,231)	(12,594)
Decrease in short-term obligations, excluding current maturities	(426)	–	(426)
Reclassifications of long-term debt	1,097	(1,097)	–
Other	362	72	434

Balance at September 30, 2014	$1,603	$107,627	$109,230

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

During September 2014, we issued $0.9 billion aggregate principal amount of 4.8% Notes due 2044. The issuance of these Notes resulted in cash proceeds of approximately $0.9 billion, net of discounts and issuance costs. The net proceeds were used for general corporate purposes. Also, during September 2014, we redeemed $0.8 billion aggregate principal amount of Verizon 1.25% Notes due November 2014 and recorded an immaterial amount of early debt redemption costs.

On October 22, 2014, we sold $6.5 billion aggregate principal amount of fixed rate notes, which are expected to settle on October 29, 2014. We expect to receive cash proceeds of approximately $6.425 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The sale consisted of the following: $1.5 billion aggregate principal amount of 3.00% Notes due 2021, $2.5 billion aggregate principal amount of 3.50% Notes due 2024, and $2.5 billion aggregate principal amount of 4.40% Notes due 2034. The net proceeds from the offering will be used to redeem (i) in whole the following series of outstanding notes which have been called for early redemption in November 2014: Verizon 4.90% Notes due 2015, Verizon 5.55% Notes due 2016, Verizon 3.00% Notes due 2016, Verizon 5.50% Notes due 2017, Verizon 8.75% Notes due 2018, Alltel Corporation 7.00% Debentures due 2016 and Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018; and (ii) $1.0 billion aggregate principal amount of Verizon 2.50% Notes due 2016. Any proceeds not used for the redemption of these notes will be used for general corporate purposes.

May Exchange Offer

On May 29, 2014, we announced the commencement of a private exchange offer (the May Exchange Offer) to exchange up to all Cellco Partnership and Verizon Wireless Capital LLC’s £0.6 billion outstanding aggregate principal amount of 8.875% Notes due 2018 (the 2018 Old Notes) for Verizon’s new sterling-denominated Notes due 2024 (the New Notes) and an amount of cash. This exchange offer has been accounted for as a modification of debt. In connection with the May Exchange Offer, which expired on June 25, 2014, we issued £0.7 billion aggregate principal of New Notes and made a cash payment of £22 million in exchange for £0.6 billion aggregate principal amount of tendered 2018 Old Notes. The New Notes bear interest at a rate of 4.073% per annum.

Concurrent with the issuance of the New Notes, we entered into cross currency swaps to fix our future interest and principal payments in U.S. dollars (see Note 6).

July Exchange Offers

On July 23, 2014, we announced the commencement of eleven separate private offers to exchange (the July Exchange Offers) specified series of outstanding Notes issued by Verizon and Alltel Corporation (collectively, the Old Notes) for new Notes to be issued by Verizon. The July Exchange Offers have been accounted for as a modification of debt. On August 21, 2014, Verizon issued $3.3 billion aggregate principal amount of 2.625% Notes due 2020 (the 2020 New Notes), $4.5 billion aggregate principal amount of 4.862% Notes due 2046 (the 2046 New Notes) and $5.5 billion aggregate principal amount of 5.012% Notes due 2054 (the 2054 New Notes) in satisfaction of the exchange offer consideration on tendered Old Notes (not including accrued and unpaid interest on the Old Notes). The following tables list the series of Old Notes included in the July Exchange Offers and the principal amount of each such series accepted by Verizon for exchange.

The table below lists the series of Old Notes included in the July Exchange Offers for the 2020 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications	3.65%	2018	$4,750	$2,052
	2.50%	2016	4,250	1,068

				$3,120

The table below lists the series of Old Notes included in the July Exchange Offers for the 2046 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications	6.40%	2033	$6,000	$1,645
	7.75%	2030	2,000	794
	7.35%	2039	1,000	520
	7.75%	2032	400	149

Alltel Corporation	7.875%	2032	700	248
	6.80%	2029	300	65

				$3,421

The table below lists the series of Old Notes included in the July Exchange Offers for the 2054 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications	6.55%	2043	$15,000	$4,330
	6.40%	2038	1,750	–
	6.90%	2038	1,250	–

				$4,330

Term Loan Agreement

During February 2014, we drew $6.6 billion pursuant to a term loan agreement with a group of major financial institutions to finance, in part, the Wireless Transaction. $3.3 billion of the loans under the term loan agreement had a maturity of three years (the 3-Year Loans) and $3.3 billion of the loans under the term loan agreement had a maturity of five years (the 5-Year Loans). The 5-Year Loans provide for the partial amortization of principal during the last two years that they are outstanding. Loans under the term loan agreement bear interest at floating rates. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

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

During July 2014, we amended the term loan agreement, settled the outstanding $3.3 billion of 5-Year Loans and borrowed $3.3 billion of new loans. The new loans mature in July 2019, bear interest at a lower interest rate and require lower amortization payments in 2017 and 2018. In connection with the transaction, which primarily settled on a net basis, we recorded approximately $0.5 billion of proceeds from long-term borrowings and of repayments of long-term borrowings, respectively.

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

Other Credit Facilities

On July 31, 2014, we amended our $6.2 billion credit facility to increase the availability to $8.0 billion and extend the maturity to July 31, 2018. At the same time, we terminated our $2.0 billion 364-day revolving credit agreement. As of September 30, 2014, the unused borrowing capacity under this credit facility was approximately $7.9 billion.

Early Debt Redemption

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following notes pursuant to the Tender Offer: $0.7 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the then outstanding $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the then outstanding $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the then outstanding $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the then outstanding $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the then outstanding $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the then outstanding $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

We recognize early debt redemption costs in Other income and (expense), net on our condensed consolidated statement of income.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of September 30, 2014, $3.1 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2014, $1.4 billion aggregate principal amount of these obligations remain outstanding.

Debt Covenants

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

5.	Wireless Equipment Installment Plans

We offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their handset over a period of time (an equipment installment plan) and the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon. At September 30, 2014, the guarantee liability related to this program was approximately $0.7 billion.

At the time of sale, we impute risk adjusted interest on the receivables associated with Verizon Edge. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Other income and (expense), net on our condensed consolidated statements of income, is recognized over the financed installment term.

We assess the collectability of our Verizon Edge receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. The current portion of our receivables related to Verizon Edge included in Accounts receivable was $1.4 billion at September 30, 2014 and was not material at December 31, 2013. The long-term portion of the equipment installment plan receivables included in Other assets was $0.6 billion at September 30, 2014 and was not material at December 31, 2013.

The credit profiles of our customers with a Verizon Edge plan are similar to those of our customers with a traditional subsidized plan. Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Verizon Edge.

6.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Short-term investments:
Equity securities	$388	$–	$–	$388
Fixed income securities	–	247	–	247
Other assets:
Fixed income securities	–	908	–	908
Interest rate swaps	–	44	–	44
Cross currency swaps	–	9	–	9

Total	$388	$1,208	$–	$1,596

Liabilities:
Other liabilities:
Forward interest rate swaps	$–	$138	$–	$138
Cross currency swaps and other	–	123	–	123

Total	$–	$261	$–	$261

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2014.

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

	At September 30, 2014		At December 31, 2013
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$108,685	$121,972	$93,298	$103,527

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

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three and nine months ended September 30, 2014, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the fourth quarter of 2013, we entered into forward interest rate swaps with a total notional value of $2.0 billion. We designated these contracts as cash flow hedges. In March 2014, we settled these forward interest rate swaps and the pre-tax gain was not material. During the first and second quarters of 2014, we entered into forward interest rate swaps with total notional values of $0.9 billion and $3.1 billion, respectively. During the third quarter of 2014, we entered into forward interest rate swaps with a total notional value of $0.8 billion. We designated these contracts as cash flow hedges.

In October 2014, we settled $1.25 billion of forward interest rate swaps.

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

A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $0.1 billion at September 30, 2014 and was not material at December 31, 2013. During the three and nine months ended September 30, 2014, a pre-tax loss of $0.1 billion and an immaterial pre-tax loss, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2013, a pre-tax gain of $0.1 billion and an immaterial pre-tax loss, respectively, were recognized in Other comprehensive income (loss).

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2014	16,193	23,724
Granted	5,041	7,080
Payments	(6,165)	(9,153)
Cancelled/Forfeited	(229)	(252)

Outstanding, September 30, 2014	14,840	21,399

As of September 30, 2014, unrecognized compensation expense related to the unvested portion of outstanding RSUs and PSUs was approximately $0.5 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2014 have a weighted-average grant date fair value of $47.19 per unit.

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

Net Periodic Benefit (Income) Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended September 30,	2014	2013	2014	2013
Service cost	$82	$99	$65	$79
Amortization of prior service cost (credit)	(2)	2	(63)	(62)
Expected return on plan assets	(296)	(311)	(41)	(36)
Interest cost	259	251	277	273

Net periodic benefit cost	$43	$41	$238	$254

(dollars in millions)	Pension		Health Care and Life
Nine Months Ended September 30,	2014	2013	2014	2013
Service cost	$245	$296	$194	$238
Amortization of prior service cost (credit)	(6)	5	(190)	(185)
Expected return on plan assets	(886)	(933)	(122)	(108)
Interest cost	777	752	831	821
Remeasurement gain, net	–	(237)	–	–

Net periodic benefit (income) cost	$130	$(117)	$713	$766

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

During October 2014, the Society of Actuaries finalized new actuarial tables for applying mortality assumptions to measure qualified defined benefit plan and other post-employment benefit obligations. We are currently evaluating the impact these new tables may have on our condensed consolidated financial statements, which may be material.

Severance Payments

During the three and nine months ended September 30, 2014, we paid severance benefits of $0.1 billion and $0.4 billion, respectively. At September 30, 2014, we had a remaining severance liability of $0.4 billion, a portion of which includes future contractual payments to employees separated as of September 30, 2014.

Employer Contributions

During the three and nine months ended September 30, 2014, we contributed $0.2 billion and $1.1 billion, respectively, to our other postretirement benefit plans. During the three and nine months ended September 30, 2014, we contributed $0.7 billion and $1.5 billion, respectively, to our qualified pension plans. The contributions to our nonqualified pension plans were $0.1 billion during the three and nine months ended September 30, 2014. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2014 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$38,836	$56,580	$95,416

Net income	11,856	2,248	14,104
Other comprehensive loss	(1,183)	(23)	(1,206)

Comprehensive income	10,673	2,225	12,898

Issuance of common stock	127	–	127
Contributed capital	(26,850)	–	(26,850)
Dividends declared	(6,674)	–	(6,674)
Common stock in treasury	496	–	496
Purchase of noncontrolling interest	–	(55,960)	(55,960)
Distributions and other	(31)	(1,454)	(1,485)

Balance at September 30, 2014	$16,577	$1,391	$17,968

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

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 8.1 million common shares issued from Treasury stock during the nine months ended September 30, 2014, which had an aggregate value of $0.4 billion.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2014	$853	$113	$117	$1,275	$2,358
Other comprehensive income (loss)	(143)	99	14	–	(30)
Amounts reclassified to net income	(911)	(110)	(15)	(117)	(1,153)

Net other comprehensive loss	(1,054)	(11)	(1)	(117)	(1,183)

Balance at September 30, 2014	$(201)	$102	$116	$1,158	$1,175

The amounts presented above in net other comprehensive loss are net of taxes and noncontrolling interests, which are not significant. For the nine months ended September 30, 2014, the amounts reclassified to net income related to foreign currency translation adjustments are included in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income and are a result of the completion of the Omnitel Transaction. See Note 2 for additional details. For the nine months ended September 30, 2014, the amounts reclassified to net income related to defined benefit pension and postretirement plans were included in Cost of services and sales and Selling, general and administrative expense on our condensed consolidated statement of income. For the nine months ended September 30, 2014, all other amounts reclassified to net income were included in Other income and (expense), net on our condensed consolidated statement of income.

10.	Segment Information

Reportable Segments

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, pension and other employee benefit related costs, lease financing, as well as the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. Effective January 1, 2014, we have also reclassified the results of certain businesses, such as development stage businesses that support our strategic initiatives, from our Wireline segment to Corporate, eliminations and other. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

On July 1, 2014, our Wireline segment divested a non-strategic business (see Note 2). Accordingly, the historical Wireline results for these operations have been reclassified to Corporate, eliminations and other to reflect comparable segment operating results.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
External Operating Revenues
Wireless
Retail service	$17,543	$16,764	$52,052	$49,327
Other service	794	737	2,313	1,950

Service revenue	18,337	17,501	54,365	51,277

Equipment	2,479	1,921	6,735	5,679
Other	991	952	3,011	2,866

Total Wireless	21,807	20,374	64,111	59,822

Wireline
Consumer retail	3,902	3,735	11,606	11,020
Small business	613	637	1,858	1,907

Mass Markets	4,515	4,372	13,464	12,927

Strategic services	2,068	2,044	6,207	6,055
Core	1,315	1,490	4,097	4,575

Global Enterprise	3,383	3,534	10,304	10,630

Global Wholesale	1,307	1,374	3,979	4,230
Other	119	109	366	321

Total Wireline	9,324	9,389	28,113	28,108

Total segments	31,131	29,763	92,224	87,930
Corporate, eliminations and other	455	516	1,663	1,555

Total consolidated – reported	$31,586	$30,279	$93,887	$89,485

Intersegment Revenues
Wireless	$28	$25	$86	$76
Wireline	252	268	756	804

Total segments	280	293	842	880
Corporate, eliminations and other	(280)	(293)	(842)	(880)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireless	$21,835	$20,399	$64,197	$59,898
Wireline	9,576	9,657	28,869	28,912

Total segments	31,411	30,056	93,066	88,810
Reconciling items	175	223	821	675

Total consolidated – reported	$31,586	$30,279	$93,887	$89,485

Operating Income
Wireless	$6,955	$6,886	$21,258	$19,768
Wireline	225	147	619	216

Total segments	7,180	7,033	21,877	19,984
Reconciling items	(290)	95	(142)	(79)

Total consolidated – reported	$6,890	$7,128	$21,735	$19,905

(dollars in millions)	At September 30, 2014	At December 31, 2013
Assets
Wireless	$158,443	$146,429
Wireline	80,135	84,573

Total segments	238,578	231,002
Corporate, eliminations and other	(12,285)	43,096

Total consolidated – reported	$226,293	$274,098

Corporate, eliminations and other at December 31, 2013 is primarily comprised of cash and cash equivalents which were used to complete the Wireless Transaction on February 21, 2014.

A reconciliation of the segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Total segment operating revenues	$31,411	$30,056	$93,066	$88,810
Impact of divested operations (Note 2)	–	157	256	466
Corporate, eliminations and other	175	66	565	209

Total consolidated operating revenues	$31,586	$30,279	$93,887	$89,485

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Total segment operating income	$7,180	$7,033	$21,877	$19,984
Gain on spectrum license transactions (Note 2)	–	278	707	278
Pension remeasurement (Note 8)	–	–	–	237
Impact of divested operations (Note 2)	–	8	12	26
Corporate, eliminations and other	(290)	(191)	(861)	(620)

Total consolidated operating income	6,890	7,128	21,735	19,905

Equity in earnings (losses) of unconsolidated businesses	(48)	19	1,811	134
Other income and (expense), net	71	20	(757)	84
Interest expense	(1,255)	(555)	(3,633)	(1,606)

Income Before Provision For Income Taxes	$5,658	$6,612	$19,156	$18,517

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2014 and 2013.

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

Verizon is currently involved in approximately 70 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence in over 150 countries around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and services, including broadband data and video services, network access, voice, long distance and other communications products and services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 178,500 employees as of September 30, 2014.

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

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our wireless and wireline networks, invest in the fiber optic network that supports our wireless and wireline businesses, maintain our wireless and wireline networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in networks and platforms will drive innovative products and services and fuel our growth. Our wireless and wireline networks will continue to be the hallmark of our brand, and provide the fundamental strength upon which we build our competitive advantage.

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

In our Wireless business, during the three months ended September 30, 2014 compared to the similar period in 2013, revenue growth of 7.0% was driven by service revenue growth of 4.8% as the demand for fourth-generation (4G) Long-Term Evolution (LTE) smartphones and tablets continues. Also contributing to the increase in Wireless revenue was equipment revenue growth of 28.9% driven by higher sales of equipment under both the traditional subsidy model and Verizon Edge. At September 30, 2014, retail postpaid connections were 5.2% higher than at September 30, 2013, with smartphones representing 77% of our retail postpaid phone base at September 30, 2014 compared to 67% at September 30, 2013. Also during the three months ended September 30, 2014, postpaid smartphone activations represented 91% of phones activated compared to 85% in the similar period in 2013.

Now that we have substantially completed the deployment of our 4G LTE network, we are focusing the capital spending in our Wireless business on adding capacity and density to our existing 4G LTE network. Our 4G LTE network is available to approximately 98% of the U.S. population in more than 500 markets and covering approximately 308 million people, including those in areas served by our LTE in Rural America partners. Our 4G LTE network provides higher data throughput performance for data services at lower cost compared to those provided via third-generation (3G) networks. In May 2014, we announced the deployment of Advanced Wireless Services (AWS) spectrum in our 4G LTE network. This additional bandwidth, which we refer to as XLTE, provides additional network capacity and is currently available in more than 400 markets. Nearly all of the devices Verizon Wireless currently sells can operate on XLTE. Nearly 79% of our total data traffic in September 2014 was carried on our 4G LTE network.

On February 13, 2014, we introduced our More Everything® plans which replaced our Share Everything® plans and provide more value to our customers. These plans, which are available to both new and existing postpaid customers, feature domestic unlimited voice minutes, unlimited domestic and international text, video and picture messaging, cloud storage and a single data allowance that can be shared among multiple devices connected to the Verizon Wireless network. As of September 30, 2014, More Everything accounts represented approximately 57% of our retail postpaid accounts compared to Share Everything plans representing approximately 41% of our retail postpaid accounts as of September 30, 2013. Verizon Wireless offers shared data plans for business, with More Everything plans for Small business and the Nationwide Business Data Packages and Plans.

In our Wireline business, revenues declined 0.8% during the three months ended September 30, 2014 compared to the similar period in 2013 primarily due to revenue declines in Global Enterprise Core and Global Wholesale. These decreases were partially offset by revenue increases in Consumer retail driven by FiOS. FiOS represented approximately 76% of Consumer retail revenue during the three months ended September 30, 2014 compared to approximately 71% during the similar period in 2013. As the penetration of FiOS products increases, we continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability. As more applications are developed for this high-speed service, we expect that FiOS will become a hub for managing multiple home services that will eventually be part of the digital grid, including not just entertainment and communications, but also machine-to-machine communications, such as home monitoring, health monitoring, energy management and utilities management.

We continue to enrich the customer value proposition and drive investment returns by creating new and innovative services on our FiOS platform. During 2014, Verizon announced the introduction of FiOS Quantum TV, which provides FiOS TV customers with new features including the ability to record up to 12 shows at once and control live TV from any room in their home. This new service is now available everywhere that FiOS TV is offered. With our FiOS Quantum broadband service, residential and small business customers can achieve symmetrical upload and download speeds up to 500 megabytes per second, which we refer to as SpeedMatchsm.

Also in our Wireline business, total Global Enterprise and Global Wholesale revenues decreased due to declines in core services primarily as a result of lower voice services and data networking revenues as well as the contraction of market rates due to competition. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. During the three months ended September 30, 2014, Strategic services revenues totaled $2.1 billion and represented 61% of total Global Enterprise revenues.

We are investing in innovative technology like wireless networks, high-speed fiber and cloud services to position ourselves at the center of growth trends of the future. During the nine months ended September 30, 2014, these investments included capital expenditures of $12.6 billion, acquisitions of wireless licenses of $0.3 billion and acquisitions of investments and businesses of $0.2 billion. During the nine months ended September 30, 2014, we also completed spectrum license transactions and, as a result, we received proceeds of $2.4 billion. See “Cash Flows Used in Investing Activities” and “Acquisitions and Divestitures” for additional information.

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

On February 21, 2014, we completed the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless. As a result, our results reflect our 55% ownership of Verizon Wireless through the closing of the Wireless Transaction and reflect our full ownership of Verizon Wireless from the closing of the Wireless Transaction through September 30, 2014.

Corporate, eliminations and other includes unallocated corporate expenses such as certain pension and other employee benefit related costs, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, lease financing, as well as the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period. Effective January 1, 2014, we have also reclassified the results of certain businesses, such as development stage businesses that support our strategic initiatives, from our Wireline segment to Corporate, eliminations and other. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

On July 1, 2014, our Wireline segment divested a non-strategic business (see “Acquisitions and Divestitures”). Accordingly, the historical Wireline results for these operations, which were not material to our condensed consolidated financial statements or our segment results of operations, have been reclassified to Corporate, eliminations and other to reflect comparable segment operating results. The results of operations related to this divestiture included within Corporate, eliminations and other are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Impact of Divested Operations
Operating revenues	$–	$157	$256	$466
Cost of services and sales	–	142	239	423
Selling, general and administrative expense	–	7	5	17

Consolidated Revenues

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Wireless
Service revenue	$18,356	$17,516	$840	4.8%	$54,421	$51,322	$3,099	6.0%
Equipment and other	3,479	2,883	596	20.7	9,776	8,576	1,200	14.0

Total	21,835	20,399	1,436	7.0	64,197	59,898	4,299	7.2
Wireline
Mass Markets	4,515	4,374	141	3.2	13,464	12,932	532	4.1
Global Enterprise	3,384	3,539	(155)	(4.4)	10,313	10,649	(336)	(3.2)
Global Wholesale	1,552	1,631	(79)	(4.8)	4,713	4,992	(279)	(5.6)
Other	125	113	12	10.6	379	339	40	11.8

Total	9,576	9,657	(81)	(0.8)	28,869	28,912	(43)	(0.1)
Corporate, eliminations and other	175	223	(48)	(21.5)	821	675	146	21.6

Consolidated Revenues	$31,586	$30,279	$1,307	4.3	$93,887	$89,485	$4,402	4.9

The increase in consolidated revenues during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 was primarily due to higher revenues at Wireless, as well as higher Mass Markets revenues driven by FiOS services at our Wireline segment. Partially offsetting these increases were lower Global Enterprise and Global Wholesale revenues at our Wireline segment.

Wireless’ revenues increased $1.4 billion or 7.0%, and $4.3 billion or 7.2%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 due to growth in service revenue and equipment and other revenue. The increase in service revenue during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 was primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of 4G LTE smartphones and tablets through our More Everything plans. Equipment and other revenue increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to an increase in equipment sales, driven by sales of equipment under both the traditional subsidy model and Verizon Edge. During the three and nine months ended September 30, 2014, retail postpaid connection net additions increased compared to the similar periods in 2013 primarily due to an increase in retail postpaid connection gross additions, partially offset by an increase in our retail postpaid connection churn rate. Retail postpaid connections per account increased as of September 30, 2014 compared to September 30, 2013 primarily due to the increased penetration of tablets.

Wireline’s revenues decreased 0.8% and 0.1%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily as a result of declines in Global Enterprise Core and Global Wholesale, partially offset by higher Mass Market revenues driven by FiOS services. During the nine months ended September 30, 2014, the decrease in Wireline’s revenues was also partially offset by increased Strategic service revenues within Global Enterprise.

Mass Markets revenues increased $0.1 billion or 3.2%, and $0.5 billion or 4.1%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to the expansion of FiOS services (Voice, Internet and Video), including our FiOS Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased $0.2 billion or 4.4%, and $0.3 billion or 3.2%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to lower voice services and data networking revenues, the contraction of market rates due to competition and a decline in Core customer premise equipment revenues. This decrease during the nine months ended September 30, 2014 was partially offset by increases in Strategic services revenues, primarily due to increases in our application services, such as our cloud and data center offerings.

Global Wholesale revenues decreased $0.1 billion or 4.8%, and $0.3 billion or 5.6%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to a decline in traditional voice revenues and a decline in domestic wholesale connections, partially offset by Ethernet migrations from core customers as well as continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities.

Consolidated Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Cost of services and sales	$12,252	$10,960	$1,292	11.8%	$35,528	$32,925	$2,603	7.9%
Selling, general and administrative expense	8,277	8,037	240	3.0	24,159	24,232	(73)	(0.3)
Depreciation and amortization expense	4,167	4,154	13	0.3	12,465	12,423	42	0.3

Consolidated Operating Expenses	$24,696	$23,151	$1,545	6.7	$72,152	$69,580	$2,572	3.7

Cost of Services and Sales

Cost of services and sales increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to an increase in cost of equipment sales of $1.4 billion and $2.7 billion, respectively, at our Wireless segment as a result of an increase in the number of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended September 30, 2014 compared to the similar period in 2013 primarily due to gains recorded during the third quarter of 2013 related to the completion of wireless license transactions. Partially offsetting this increase was a decline in sales commission expense at our Wireless segment.

Selling, general and administrative expense decreased during the nine months ended September 30, 2014 compared to the similar period in 2013 primarily due to larger gains recorded during 2014 related to the completion of wireless license transactions, as compared to gains recorded during 2013 related to the completion of wireless license transactions, partially offset by a pension remeasurement credit recorded during 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to an increase in net depreciable assets at our Wireless segment.

Non-operational Credits

Non-operational credits included in operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Gain on spectrum license transactions	$–	$278	$707	$278
Pension remeasurement	–	–	–	237

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

Consolidated Adjusted EBITDA is calculated by excluding the effect of non-operational items and the impact of divested operations from the calculation of Consolidated EBITDA. Management believes that this measure provides additional relevant and useful information to investors and other users of our financial data in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. See “Other Items” for additional details regarding these non-operational items.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Consolidated Operating Income	$6,890	$7,128	$21,735	$19,905
Add Depreciation and amortization expense	4,167	4,154	12,465	12,423

Consolidated EBITDA	$11,057	$11,282	$34,200	$32,328

Less Gain on spectrum license transactions	–	(278)	(707)	(278)
Less Pension remeasurement	–	–	–	(237)
Less Impact of divested operations	–	(8)	(12)	(26)

Consolidated Adjusted EBITDA	$11,057	$10,996	$33,481	$31,787

The changes in the table above during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Equity in Earnings (Losses) of Unconsolidated Businesses

Equity in earnings (losses) of unconsolidated businesses decreased $0.1 billion during the three months ended September 30, 2014, compared to the similar period in 2013, primarily due to the sale of our interest in Vodafone Omnitel N.V. (Vodafone Omnitel) during the first quarter of 2014, which was part of the consideration for the Wireless Transaction.

Equity in earnings (losses) of unconsolidated businesses increased $1.7 billion during the nine months ended September 30, 2014, compared to the similar period in 2013, primarily due to the gain of $1.9 billion recorded on the sale of our interest in Vodafone Omnitel during the first quarter of 2014.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Interest income	$28	$14	$14	100.0%	$72	$41	$31	75.6%
Other, net	43	6	37	nm	(829)	43	(872)	nm

Total	$71	$20	$51	nm	$(757)	$84	$(841)	nm

nm – not meaningful

Other income and (expense), net decreased during the nine months ended September 30, 2014 compared to the similar period in 2013 primarily due to net early debt redemption costs of $0.9 billion recorded during the first quarter of 2014 (see “Other Items”).

Interest Expense

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Total interest costs on debt balances	$1,331	$745	$586	78.7%	$3,957	$2,159	$1,798	83.3%
Less capitalized interest costs	76	190	(114)	(60.0)	324	553	(229)	(41.4)

Total	$1,255	$555	$700	nm	$3,633	$1,606	$2,027	nm

Average debt outstanding	$109,503	$56,636			$107,034	$54,524
Effective interest rate	4.9%	5.3%			4.9%	5.3%

nm – not meaningful

Total interest costs on debt balances increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to the issuance of fixed and floating rate notes to finance the Wireless Transaction (see “Acquisitions and Divestitures”) resulting in an increase in average debt and a corresponding increase in interest expense, partially offset by a lower effective interest rate (see “Consolidated Financial Condition”). Capitalized interest costs were lower during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to a decrease in wireless licenses that are currently under development.

Provision for Income Taxes

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Provision for income taxes	$1,864	$1,034	$830	80.3%	$5,052	$2,886	$2,166	75.1%
Effective income tax rate	32.9%	15.6%			26.4%	15.6%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. As a result of the completion of the Wireless Transaction, the difference in the effective income tax rate as compared to the statutory federal income tax rate will no longer be significant due to the inclusion of income within our income before the provision for income taxes that was previously attributable to Vodafone’s noncontrolling interest in the Verizon Wireless partnership. Prior to the completion of the Wireless Transaction, our annual effective income tax rate was significantly lower than the statutory federal income tax rate due to the inclusion of income attributable to Vodafone’s noncontrolling interest in the Verizon Wireless partnership within our income before the provision for income taxes, which resulted in our effective income tax rate being 16.1 and 15.4 percentage points lower during the three and nine months ended September 30, 2013, respectively.

The increase in the provision for income taxes and the effective income tax rate during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 is primarily due to increased income taxes on the incremental income included in Verizon’s post-acquisition income before the provision for income taxes resulting from the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless on February 21, 2014. The increase during the nine months ended September 30, 2014 compared to the similar period in 2013 was partially offset by the utilization of certain tax credits in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.8 billion at September 30, 2014 and $2.1 billion at December 31, 2013. Interest and penalties related to unrecognized tax benefits were $0.2 billion (after-tax) and $0.3 billion (after-tax) at September 30, 2014 and December 31, 2013, respectively. The decrease in unrecognized tax benefits was primarily due to the resolution of issues with the Internal Revenue Service (IRS) involving tax years 2007 through 2009, partially offset by an increase in unrecognized tax benefits related to the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless. The uncertain tax benefits related to the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless concern pre-acquisition tax controversies and are the subject of an indemnity from Vodafone for which a corresponding indemnity asset has been established.

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

Net Income Attributable to Noncontrolling Interests

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Net income attributable to noncontrolling interests	$99	$3,346	$(3,247)	(97.0)%	$2,248	$9,201	$(6,953)	(75.6)%

The decrease in Net income attributable to noncontrolling interests during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 was primarily due to the completion of the Wireless Transaction on February 21, 2014. As a result, our results reflect our 55% ownership of Verizon Wireless through the closing of the Wireless Transaction and reflect our full ownership of Verizon Wireless from the closing of the Wireless Transaction through September 30, 2014. The noncontrolling interests that remained after the completion of the Wireless Transaction primarily relate to wireless partnership entities.

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

Operating Revenues and Selected Operating Statistics

(dollars in millions,	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
except ARPA)	2014	2013	(Decrease)		2014	2013	(Decrease)
Retail service	$17,556	$16,776	$780	4.6%	$52,090	$49,367	$2,723	5.5%
Other service	800	740	60	8.1	2,331	1,955	376	19.2

Service revenue	18,356	17,516	840	4.8	54,421	51,322	3,099	6.0
Equipment	2,480	1,924	556	28.9	6,737	5,690	1,047	18.4
Other	999	959	40	4.2	3,039	2,886	153	5.3

Equipment and other	3,479	2,883	596	20.7	9,776	8,576	1,200	14.0

Total Operating Revenues	$21,835	$20,399	$1,436	7.0	$64,197	$59,898	$4,299	7.2

Connections (‘000):(1)
Retail connections					106,156	101,150	5,006	4.9
Retail postpaid connections					100,103	95,185	4,918	5.2

Net additions in period (‘000):(2)
Retail connections	1,525	1,061	464	43.7	3,501	2,819	682	24.2
Retail postpaid connections	1,516	927	589	63.5	3,496	2,545	951	37.4

Churn Rate:
Retail connections	1.29%	1.28%			1.30%	1.27%
Retail postpaid connections	1.00%	0.97%			1.00%	0.97%

Account Statistics:
Retail postpaid ARPA	$161.24	$155.74	$5.50	3.5	$160.21	$152.84	$7.37	4.8
Retail postpaid accounts (‘000)(1)					35,435	34,972	463	1.3
Retail postpaid connections per account(1)					2.82	2.72	0.10	3.7

(1) As of end of period

(2) Excluding acquisitions and adjustments

Wireless’ total operating revenues increased by $1.4 billion or 7.0%, and $4.3 billion or 7.2%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily as a result of growth in service revenue and equipment revenue.

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

Retail connections under an account may include: smartphones, basic phones, tablets and other Internet devices as well as Home Phone Connect and Home Fusion. We expect to continue to experience retail connection growth based on network service quality and the strength of our product offerings. Retail postpaid connection net additions increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to an increase in retail postpaid connection gross additions, partially offset by an increase in our retail postpaid connection churn rate. Higher retail postpaid connection gross additions were driven by gross additions of tablets as well as smartphones. During the three and nine months ended September 30, 2014, our retail postpaid connection net additions included approximately 1,074 million and 2,858 million tablets, respectively, as compared to 246 thousand and 824 thousand tablets, respectively, in the similar periods in 2013.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 3.7% as of September 30, 2014 compared to September 30, 2013, primarily due to the increased penetration of tablets.

Service Revenue

Service revenue increased by $0.8 billion or 4.8%, and $3.1 billion or 6.0%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily driven by higher retail postpaid service revenue, which increased largely as a result of an increase in retail postpaid connections as well as the continued increase in penetration of 4G LTE smartphones and tablets through our More Everything plans. The penetration of 4G LTE smartphones was driven by the activation of smartphones by new customers as well as existing customers migrating from basic phones and 3G smartphones to 4G LTE smartphones.

The increase in retail postpaid ARPA, which excludes recurring equipment installment billings related to Verizon Edge, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 was primarily driven by increases in smartphone penetration and retail postpaid connections per account. As of September 30, 2014, we experienced a 3.7% increase in retail postpaid connections per account, compared to September 30, 2013, with smartphones representing 77% of our retail postpaid phone base as of September 30, 2014 compared to 67% as of September 30, 2013. The increased penetration in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 13.1% of our retail postpaid connection base as of September 30, 2014 compared to 10.2% as of September 30, 2013, primarily due to tablet activations. Additionally, during the nine months ended September 30, 2014, postpaid smartphone activations represented 91% of phones activated compared to 85% in the similar period in 2013.

Other service revenue increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 due to growth in wholesale connections.

Equipment and Other Revenue

Equipment and other revenue increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to an increase in equipment sales, driven by sales of equipment under both the traditional subsidy model and Verizon Edge.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Cost of services and sales	$7,043	$5,652	$1,391	24.6%	$19,641	$17,102	$2,539	14.8%
Selling, general and administrative expense	5,698	5,801	(103)	(1.8)	16,991	16,915	76	0.4
Depreciation and amortization expense	2,139	2,060	79	3.8	6,307	6,113	194	3.2

Total Operating Expenses	$14,880	$13,513	$1,367	10.1	$42,939	$40,130	$2,809	7.0

Cost of Services and Sales

Cost of services and sales increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to an increase in cost of equipment sales of $1.4 billion and $2.7 billion, respectively, as a result of an increase in the number of devices sold. The increase for the nine months ended September 30, 2014 was also due to an increase in cost of network services, partially offset by a decrease in cost of data services and decreased data roaming.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended September 30, 2014 compared to the similar period in 2013 primarily due to a decline of $0.1 billion in sales commission expense largely driven by the adoption of Verizon Edge.

Selling, general and administrative expense increased during the nine months ended September 30, 2014 compared to the similar period in 2013 primarily due to higher advertising expense and gains recorded in the first quarter of 2013 related to wireless license exchange agreements, partially offset by lower salary expense and a decline of $0.2 billion in sales commission expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Segment Operating Income	$6,955	$6,886	$69	1.0%	$21,258	$19,768	$1,490	7.5%
Add Depreciation and amortization expense	2,139	2,060	79	3.8	6,307	6,113	194	3.2

Segment EBITDA	$9,094	$8,946	$148	1.7	$27,565	$25,881	$1,684	6.5

Segment operating income margin	31.9%	33.8%			33.1%	33.0%
Segment EBITDA service margin	49.5%	51.1%			50.7%	50.4%

The changes in the table above during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Gain on spectrum license transactions	$–	$278	$707	$278

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

On July 1, 2014, our Wireline segment divested a non-strategic business (see “Acquisitions and Divestitures”). Accordingly, the historical Wireline results for these operations have been reclassified to Corporate, eliminations and other to reflect comparable segment operating results.

Operating Revenues and Selected Operating Statistics

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Consumer retail	$3,902	$3,735	$167	4.5%	$11,606	$11,020	$586	5.3%
Small business	613	639	(26)	(4.1)	1,858	1,912	(54)	(2.8)

Mass Markets	4,515	4,374	141	3.2	13,464	12,932	532	4.1

Strategic services	2,068	2,048	20	1.0	6,214	6,059	155	2.6
Core	1,316	1,491	(175)	(11.7)	4,099	4,590	(491)	(10.7)

Global Enterprise	3,384	3,539	(155)	(4.4)	10,313	10,649	(336)	(3.2)

Global Wholesale	1,552	1,631	(79)	(4.8)	4,713	4,992	(279)	(5.6)
Other	125	113	12	10.6	379	339	40	11.8

Total Operating Revenues	$9,576	$9,657	$(81)	(0.8)	$28,869	$28,912	$(43)	(0.1)

Connections (‘000):(1)
Total voice connections					20,089	21,457	(1,368)	(6.4)

Total Broadband connections					9,146	8,995	151	1.7
FiOS Internet subscribers					6,471	5,946	525	8.8
FiOS Video subscribers					5,533	5,170	363	7.0

(1) As of end of period

Wireline’s revenues decreased 0.8% and 0.1%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily as a result of declines in Global Enterprise Core and Global Wholesale, partially offset by higher Consumer retail revenues driven by FiOS services. During the nine months ended September 30, 2014, the decrease in Wireline’s revenues was also partially offset by increased Strategic services revenues within Global Enterprise.

Mass Markets

Mass Markets operations provide broadband services (including high-speed Internet, FiOS Internet and FiOS Video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues increased $0.1 billion or 3.2%, and $0.5 billion or 4.1%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to the expansion of FiOS services (Voice, Internet and Video), including our FiOS Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues. FiOS represented approximately 76% and 75%, respectively, of Consumer retail revenue during the three and nine months ended September 30, 2014, compared to approximately 71% and 70%, respectively, during the similar periods in 2013.

Since October 1, 2013, we grew our subscriber base by 0.5 million FiOS Internet subscribers and 0.4 million FiOS Video subscribers, while also consistently improving penetration rates within our FiOS service areas. As of September 30, 2014, we achieved penetration rates of 40.6% and 35.5% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 39.2% and 34.9% for FiOS Internet and FiOS Video, respectively, as of September 30, 2013.

The increase in Mass Markets revenues was partially offset by the decline of local exchange revenues. This decline was primarily due to a 5.9% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, and competing voice over IP, broadband and cable services. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. There was also a decline in Small business retail voice connections, primarily reflecting competition and a shift to both IP and high-speed circuits.

Global Enterprise

Global Enterprise offers Strategic services including network products and solutions, advanced communications services, and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.2 billion or 4.4%, and $0.3 billion or 3.2%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to a decline of $0.1 billion or 11.9%, and $0.4 billion or 11.5%, respectively, related to lower voice services and data networking revenues, which consist of traditional circuit-based services such as frame relay, private line and legacy voice and data services. These core services declined compared to the similar periods in 2013 as our customer base continued to migrate to next generation IP services. Also contributing to the decrease was the contraction of market rates due to competition and a decline in Core customer premise equipment revenues. The decrease during the nine months ended September 30, 2014 compared to the similar period in 2013 was partially offset by an increase in Strategic services revenues of $0.2 billion, or 2.6%, primarily due to increases in our application services, such as our cloud and data center offerings.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion or 4.8%, and $0.3 billion or 5.6%, respectively, during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 primarily due to a decline in traditional voice revenues and a 6.5% decline in domestic wholesale connections as of September 30, 2014 compared to September 30, 2013. The traditional voice revenue declines are primarily due to a decrease in minutes of use and the effect of technology substitution. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition. Partially offsetting the overall decrease in wholesale revenues were Ethernet migrations from core customers as well as continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities. As a result of the customer migrations, at September 30, 2014, the number of core data circuits experienced a 13.7% decline compared to September 30, 2013.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Cost of services and sales	$5,325	$5,342	$(17)	(0.3)%	$16,006	$15,925	$81	0.5%
Selling, general and administrative expense	2,048	2,094	(46)	(2.2)	6,228	6,517	(289)	(4.4)
Depreciation and amortization expense	1,978	2,074	(96)	(4.6)	6,016	6,254	(238)	(3.8)

Total Operating Expenses	$9,351	$9,510	$(159)	(1.7)	$28,250	$28,696	$(446)	(1.6)

Cost of Services and Sales

During the three months ended September 30, 2014, Cost of services and sales decreased compared to the similar period in 2013 primarily due to a decrease in employee costs and a decline in access costs, driven by declines in overall wholesale long distance volumes, which were partially offset by an increase in content costs of $0.1 billion associated with continued FiOS subscriber growth and programming license fee increases.

During the nine months ended September 30, 2014, Cost of services and sales increased compared to the similar period in 2013 primarily due to an increase in content costs of $0.3 billion associated with continued FiOS subscriber growth and programming license fee increases, partially offset by a decline in employee costs and access costs, driven by declines in overall wholesale long distance volumes.

Selling, General and Administrative Expense

During the three months ended September 30, 2014, Selling, general and administrative expense was consistent with the similar period in 2013. During the nine months ended September 30, 2014, Selling, general and administrative expense decreased compared to the similar period in 2013 primarily due to declines in employee costs, primarily as a result of lower headcount. This decrease was partially offset by higher regulatory expenses.

Depreciation and Amortization Expense

During the three and nine months ended September 30, 2014, Depreciation and amortization expense decreased compared to the similar periods in 2013 primarily due to a decrease in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2014	2013	(Decrease)		2014	2013	(Decrease)
Segment Operating Income	$225	$147	$78	53.1%	$619	$216	$403	nm
Add Depreciation and amortization expense	1,978	2,074	(96)	(4.6)	6,016	6,254	(238)	(3.8)%

Segment EBITDA	$2,203	$2,221	$(18)	(0.8)	$6,635	$6,470	$165	2.6

Segment operating income margin	2.3%	1.5%			2.1%	0.7%
Segment EBITDA margin	23.0%	23.0%			23.0%	22.4%

nm – not meaningful

The changes in the table above during the three and nine months ended September 30, 2014 compared to the similar periods in 2013 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireline segment Operating income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Impact of divested operations	$–	$8	$12	$26

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

During the second quarter of 2014, we completed transactions pursuant to two additional agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we sold certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we exchanged the remainder of our 700 MHz A block spectrum licenses as well as AWS and PCS spectrum licenses for AWS and PCS spectrum licenses. As a result, we received $1.6 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.7 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2014.

During the third quarter of 2013, after receiving the required regulatory approvals, Verizon Wireless sold 39 lower 700 MHz B block spectrum licenses to AT&T Inc. (AT&T) in exchange for a payment of $1.9 billion and the transfer by AT&T to Verizon Wireless of AWS (10 MHz) licenses in certain markets in the western United States. Verizon Wireless also sold certain lower 700 MHz B block spectrum licenses to an investment firm for a payment of $0.2 billion. As a result, we received $0.5 billion of AWS licenses at fair value and we recorded a pretax gain of approximately $0.3 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and nine months ended September 30, 2013.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the spectrum license transactions described above.

Wireless Transaction Costs

As a result of the third-party indebtedness incurred to finance the Wireless Transaction, we incurred interest expense of $0.4 billion during the nine months ended September 30, 2014 (see “Consolidated Financial Condition”) and $0.1 billion during the nine months ended September 30, 2013.

These amounts represent only the interest expense incurred prior to the closing of the Wireless Transaction.

Impact of Divested Operations

On July 1, 2014, we sold a non-strategic Wireline business, which provides communications solutions to a variety of government agencies.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the historical financial results of the divested operations described above.

Gain on Sale of Omnitel Interest

As a result of the sale of the Omnitel Interest on February 21, 2014, which was part of the consideration for the Wireless Transaction, we recorded a gain of $1.9 billion in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income for the nine months ended September 30, 2014.

Early Debt Redemption Costs

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following notes pursuant to a tender offer (the Tender Offer): $0.7 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the then outstanding $1.3 billion aggregate principal amount of Verizon 8.75%

Notes due 2018, $0.7 billion of the then outstanding $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the then outstanding $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the then outstanding $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the then outstanding $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the then outstanding $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

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

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Cash Flows Provided By (Used In)
Operating activities	$23,157	$28,387	$(5,230)
Investing activities	(10,430)	(10,023)	(407)
Financing activities	(59,037)	35,253	(94,290)

Increase (Decrease) In Cash and Cash Equivalents	$(46,310)	$53,617	$(99,927)

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

Our available external financing arrangements include credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. We may also issue short-term debt through an active commercial paper program and have an $8 billion credit facility to support such commercial paper issuances.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the nine months ended September 30, 2014 decreased by $5.2 billion compared to the similar period in 2013 primarily due to a $3.2 billion increase in income tax payments due to the incremental income included in Verizon’s income since the closing of the Wireless Transaction and the impact of bonus depreciation recorded in 2013. Also contributing to the decrease was a $2.5 billion increase in interest payments primarily due to the incremental debt needed to fund the Wireless Transaction as well as a $1.5 billion increase in pension contributions. The decline was partially offset by an increase in earnings at our Wireless segment.

On February 21, 2014, we completed the acquisition of Vodafone’s indirect 45% interest in Verizon Wireless which, among other benefits discussed herein, also provides us full access to the cash flows of Verizon Wireless. Having full access to all the cash flows from our wireless business gives us the ability to continue to invest in our networks and spectrum, meet evolving customer requirements for products and services and take advantage of new growth opportunities across our lines of business.

We do not expect to make any material employer contributions to our qualified pension plans in the fourth quarter of 2014.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be our primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2014	2013
Wireless	$7,808	$6,720
Wireline	4,194	4,467
Other	622	620

	$12,624	$11,807

Total as a percentage of revenue	13.4%	13.2%

The increase in capital expenditures during the nine months ended September 30, 2014 compared to the similar period in 2013 was primarily due to investments to increase the capacity of our 4G LTE network, partially offset by lower capital expenditures at Wireline as a result of decreased legacy spending requirements.

Acquisitions

In February 2014, Verizon acquired a business dedicated to the development of IP television for cash consideration that was not significant.

Dispositions

During the nine months ended September 30, 2014, we received proceeds of $2.4 billion related to spectrum license transactions and $0.1 billion related to the disposition of a non-strategic business. See “Acquisitions and Divestitures” for additional information.

Cash Flows Provided By (Used In) Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2014 and 2013, net cash provided by (used in) financing activities was $(59.0) billion and $35.3 billion, respectively. The change in cash flows used in financing activities during the nine months ended September 30, 2014 as compared to the similar period in 2013 was primarily driven by the use of $58.89 billion as part of the consideration for the Wireless Transaction. See “Acquisitions and Divestitures” for additional information.

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

On March 10, 2014, we announced the commencement of the Tender Offer to purchase for cash any and all of the series of notes listed in the following table:

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

During September 2014, we issued $0.9 billion aggregate principal amount of 4.8% Notes due 2044. The issuance of these Notes resulted in cash proceeds of approximately $0.9 billion, net of discounts and issuance costs. The net proceeds were used for general corporate purposes. Also, during September 2014, we redeemed $0.8 billion aggregate principal amount of Verizon 1.25% Notes due November 2014 and recorded an immaterial amount of early debt redemption costs.

On October 22, 2014, we sold $6.5 billion aggregate principal amount of fixed rate notes, which are expected to settle on October 29, 2014. We expect to receive cash proceeds of approximately $6.425 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The sale consisted of the following: $1.5 billion aggregate principal amount of 3.00% Notes due 2021, $2.5 billion aggregate principal amount of 3.50% Notes due 2024, and $2.5 billion aggregate principal amount of 4.40% Notes due 2034. The net proceeds from the offering will be used to redeem (i) in whole the following series of outstanding notes which have been called for early redemption in November 2014: Verizon 4.90% Notes due 2015, Verizon 5.55% Notes due 2016, Verizon 3.00% Notes due 2016, Verizon 5.50% Notes due 2017, Verizon 8.75% Notes due 2018, Alltel Corporation 7.00% Debentures due 2016 and Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018; and (ii) $1.0 billion aggregate principal amount of Verizon 2.50% Notes due 2016. Any proceeds not used for the redemption of these notes will be used for general corporate purposes.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

May Exchange Offer

On May 29, 2014, we announced the commencement of a private exchange offer (the May Exchange Offer) to exchange up to all Cellco Partnership and Verizon Wireless Capital LLC’s £0.6 billion outstanding aggregate principal amount of 8.875% Notes due 2018 (the 2018 Old Notes) for Verizon’s new sterling-denominated Notes due 2024 (the New Notes) and an amount of cash. This exchange offer has been accounted for as a modification of debt. In connection with the May Exchange Offer, which expired on June 25, 2014, we issued £0.7 billion aggregate principal of New Notes and made a cash payment of £22 million in exchange for £0.6 billion aggregate principal amount of tendered 2018 Old Notes. The New Notes bear interest at a rate of 4.073% per annum.

Concurrent with the issuance of the New Notes, we entered into cross currency swaps to fix our future interest and principal payments in U.S. dollars (see “Market Risk”).

July Exchange Offers

On July 23, 2014, we announced the commencement of eleven separate private offers to exchange (the July Exchange Offers) specified series of outstanding Notes issued by Verizon and Alltel Corporation (collectively, the Old Notes) for new Notes to be issued by Verizon. The July Exchange Offers have been accounted for as a modification of debt. On August 21, 2014, Verizon issued $3.3 billion aggregate principal amount of 2.625% Notes due 2020 (the 2020 New Notes), $4.5 billion aggregate principal amount of 4.862% Notes due 2046 (the 2046 New Notes) and $5.5 billion aggregate principal amount of 5.012% Notes due 2054 (the 2054 New Notes) in satisfaction of the exchange offer consideration on tendered Old Notes (not including accrued and unpaid interest on the Old Notes). The following tables list the series of Old Notes included in the July Exchange Offers and the principal amount of each such series accepted by Verizon for exchange.

The table below lists the series of Old Notes included in the July Exchange Offers for the 2020 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications	3.65%	2018	$4,750	$2,052
	2.50%	2016	4,250	1,068

				$3,120

The table below lists the series of Old Notes included in the July Exchange Offers for the 2046 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications	6.40%	2033	$6,000	$1,645
	7.75%	2030	2,000	794
	7.35%	2039	1,000	520
	7.75%	2032	400	149

Alltel Corporation	7.875%	2032	700	248
	6.80%	2029	300	65

				$3,421

The table below lists the series of Old Notes included in the July Exchange Offers for the 2054 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications	6.55%	2043	$15,000	$4,330
	6.40%	2038	1,750	–
	6.90%	2038	1,250	–

				$4,330

Term Loan Agreement

During February 2014, we drew $6.6 billion pursuant to a term loan agreement with a group of major financial institutions to finance, in part, the Wireless Transaction. $3.3 billion of the loans under the term loan agreement had a maturity of three years (the 3-Year Loans) and $3.3 billion of the loans under the term loan agreement had a maturity of five years (the 5-Year Loans). The 5-Year Loans provide for the partial amortization of principal during the last two years that they are outstanding. Loans under the term loan agreement bear interest at floating rates. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

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

During July 2014, we amended the term loan agreement, settled the outstanding $3.3 billion of 5-Year Loans and borrowed $3.3 billion of new loans. The new loans mature in July 2019, bear interest at a lower interest rate and require lower amortization payments in 2017 and 2018. In connection with the transaction, which primarily settled on a net basis, we recorded approximately $0.5 billion of proceeds from long-term borrowings and of repayments of long-term borrowings, respectively.

Other Credit Facilities

On July 31, 2014, we amended our $6.2 billion credit facility to increase the availability to $8.0 billion and extend the maturity to July 31, 2018. At the same time, we terminated our $2.0 billion 364-day revolving credit agreement. As of September 30, 2014, the unused borrowing capacity under this credit facility was approximately $7.9 billion.

Early Debt Redemption

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following notes pursuant to the Tender Offer: $0.7 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the then outstanding $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the then outstanding $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the then outstanding $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the then outstanding $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the then outstanding $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the then outstanding $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

Other, net

The change in Other, net financing activities during the nine months ended September 30, 2014 compared to the similar period in 2013 was primarily driven by a decline in tax distributions to Vodafone pursuant to the Cellco Partnership agreement. As a result of the completion of the Wireless Transaction, the final tax distribution was made in the second quarter of 2014. Partially offsetting the decline in tax distributions to Vodafone were net early debt redemption costs of $0.9 billion.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the third quarter of 2014, Verizon’s Board of Directors increased our quarterly dividend payments by 3.8% to $.55 per share from $.53 per share in the same period in 2013. This is the eighth consecutive year that the Board has approved a quarterly dividend increase.

During the nine months ended September 30, 2014, we paid $5.7 billion in cash dividends. During the nine months ended September 30, 2013, we paid $4.4 billion in cash dividends. The increase in cash dividends is primarily due to the issuance of approximately 1.27 billion shares of Verizon common stock as part of the consideration paid to complete the Wireless Transaction.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 8.1 million common shares issued from Treasury stock during the nine months ended September 30, 2014, which had an aggregate value of $0.4 billion.

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

On March 7, 2014, the Verizon Board of Directors approved a share buyback program, which authorizes the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2017. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the nine months ended September 30, 2014.

Covenants

Our credit agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, pay taxes, maintain insurance with responsible and reputable insurance companies, preserve our corporate existence, keep appropriate books and records of financial transactions, maintain our properties, provide financial and other reports to our lenders, limit pledging and disposition of assets and mergers and consolidations, and other similar covenants. Additionally, the term loan credit agreement requires us to maintain a leverage ratio (as such term is defined in those agreements) not in excess of 3.50:1.00 until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

We and our consolidated subsidiaries are in compliance with all of our debt covenants.

Decrease In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2014 totaled $7.2 billion, a $46.3 billion decrease compared to Cash and cash equivalents at December 31, 2013 primarily as a result of the completion of the Wireless Transaction.

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

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Net cash provided by operating activities	$23,157	$28,387	$(5,230)
Less Capital expenditures (including capitalized software)	12,624	11,807	817

Free cash flow	$10,533	$16,580	$(6,047)

The change in Free cash flow during the nine months ended September 30, 2014 compared to the similar period in 2013 was primarily due to a $3.2 billion increase in income tax payments, a $2.5 billion increase in interest payments, a $1.5 billion increase in pension contributions and higher capital expenditures. Subsequent to the completion of the Wireless Transaction on February 21, 2014, we now have full access to all of the cash flows generated by our wireless business.

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

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2014, approximately 85% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three and nine months ended September 30, 2014, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, during the fourth quarter of 2013, we entered into forward interest rate swaps with a total notional value of $2.0 billion. We designated these contracts as cash flow hedges. In March 2014, we settled these forward interest rate swaps and the pre-tax gain was not material. During the first and second quarters of 2014, we entered into forward interest rate swaps with total notional values of $0.9 billion and $3.1 billion, respectively. During the third quarter of 2014, we entered into forward interest rate swaps with a total notional value of $0.8 billion. We designated these contracts as cash flow hedges.

In October 2014, we settled $1.25 billion of forward interest rate swaps.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At September 30, 2014, our primary translation exposure was to the British Pound Sterling, the Euro, the Australian Dollar, the Indian Rupee and the Japanese Yen.

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

A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $0.1 billion at September 30, 2014 and was not material at December 31, 2013. During the three and nine months ended September 30, 2014, a pre-tax loss of $0.1 billion and an immaterial pre-tax loss, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2013, a pre-tax gain of $0.1 billion and an immaterial pre-tax loss, respectively, were recognized in Other comprehensive income (loss).

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

Omnitel Transaction

On February 21, 2014, Verizon and Vodafone also consummated the sale of the Omnitel Interest (the Omnitel Transaction) by a subsidiary of Verizon to a subsidiary of Vodafone in connection with the Wireless Transaction pursuant to a separate share purchase agreement. As a result, during the nine months ended September 30, 2014, we recognized a pre-tax gain of $1.9 billion on the disposal of the Omnitel interest in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income.

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

During the second quarter of 2014, we completed transactions pursuant to two additional agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we sold certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we exchanged the remainder of our 700 MHz A block spectrum licenses as well as AWS and PCS spectrum licenses for AWS and PCS spectrum licenses. As a result, we received $1.6 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.7 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2014.

During September 2014, we entered into a license exchange agreement with affiliates of AT&T to exchange certain AWS and PCS spectrum licenses. This non-cash exchange, which is subject to approval by the Federal Communications Commission (FCC) and other customary closing conditions, is expected to close in the first quarter of 2015. Upon completion of the transaction, we expect to record an immaterial gain.

During the three and nine months ended September 30, 2014, we acquired various other wireless licenses and markets for cash consideration that was not significant.

Wireline

On July 1, 2014, we sold a non-strategic Wireline business, which provides communications solutions to a variety of government agencies, for net cash proceeds of $0.1 billion and recorded an immaterial gain.

Other

During February 2014, Verizon acquired a business dedicated to the development of Internet Protocol (IP) television for cash consideration that was not significant.

On October 7, 2014, Redbox Instant by Verizon, a venture between Verizon and Redbox Automated Retail, LLC (Redbox), a wholly-owned subsidiary of Outerwall Inc., ceased providing service to its customers. In accordance with an agreement between the parties, Redbox withdrew from the venture on October 20, 2014 and Verizon will wind down and dissolve the venture during the next few months. As a result of the termination of the venture, we expect to record a pre-tax loss of approximately $0.1 billion in the fourth quarter of 2014.

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

Recent Accounting Standards

In April 2014, the accounting standard update related to the reporting of discontinued operations and disclosures of disposals of components of an entity was issued. This standard update changes the criteria for reporting discontinued operations and enhances convergence of the reporting requirements for discontinued operations. As a result of this standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This standard update is effective as of the first quarter of 2015; however, earlier adoption is permitted.

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

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied to contracts not completed as of the date of initial application, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We are currently evaluating these adoption methods and the impact that this standard update will have on our condensed consolidated financial statements.

In June 2014, the accounting standard update related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period was issued. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. We will adopt this standard update during the first quarter of 2016. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in Idearc’s bankruptcy, alleged that Idearc was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust sought over $9 billion in damages. In its June 18, 2013 decision, the District Court entered judgment for Verizon and its subsidiaries and ruled that U.S. Bank would “take nothing” on its claims. U.S. Bank appealed the decision to the U.S. Court of Appeals for the Fifth Circuit, which upheld the District Court’s decision on July 30, 2014. The Litigation Trust has until December 15, 2014, to seek further review of the decision by the United States Supreme Court.

On October 25, 2011, a Litigation Trust created during the bankruptcy proceedings of FairPoint Communications, Inc. filed a complaint in state court in Mecklenburg County, North Carolina, against Verizon and other related entities. The complaint claimed that FairPoint’s acquisition of Verizon’s landline operations in Maine, New Hampshire and Vermont in March 2008 was structured and carried out in a way that left FairPoint insolvent or led to its insolvency shortly thereafter and ultimately to its October 2009 bankruptcy. The Litigation Trust sought approximately $2 billion in damages. Verizon removed the case to the United States District Court for the Western District of North Carolina in November 2011. At the close of discovery in February 2013, Verizon filed a summary judgment motion to dismiss the two counts in the complaint—constructive fraudulent transfer and actual fraudulent transfer. On June 12, 2013, the District Court granted Verizon’s summary judgment motion in part, dismissing the Litigation Trust’s constructive fraudulent transfer claim. A bench trial limited to the actual fraudulent transfer claim concluded December 13, 2013. On June 18, 2014, Verizon and the Litigation Trust entered into a settlement agreement, the terms of which are not material to our business. The settlement agreement was approved by the Bankruptcy Court on September 18, 2014 and the matter was dismissed by the District Court on October 16, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2014, the Verizon Board of Directors approved a share buyback program, which authorizes the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2017. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the three months ended September 30, 2014. At September 30, 2014, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: October 28, 2014	By	/s/ Anthony T. Skiadas
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