Form 10-K
period 2014-12-31
VERIZON COMMUNICATIONS INC
filed 2015-02-23
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No ✓

At June 30, 2014, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $202,799,662,275.

At January 30, 2015, 4,155,408,208 shares of the registrant’s common stock were outstanding, after deducting 86,966,032 shares held in treasury.

Documents Incorporated By Reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2014 (Parts I and II).

PART I Item 1. Business

General

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 177,300 employees.

Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-1000).

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business segments and organize by products and services.

Wireless	Wireless’ communications products and services include wireless voice and data services and equipment sales, which are provided to consumer, business and government customers across the United States.
Wireline

Wireline’s voice, data and video communications products and enhanced services include broadband video and data, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers both in the United States and around the world.

The following portions of the 2014 Verizon Annual Report to Shareowners are incorporated into this report:

•	“Overview” on pages 10 through 12; and,

•	“Segment Results of Operations” on pages 17 through 23 and in Note 14 to the consolidated financial statements on pages 68 through 71.

Wireless

Background

Our Wireless segment is primarily comprised of Cellco Partnership doing business as Verizon Wireless. Cellco Partnership was formed as a joint venture in April 2000 by the combination of the United States (U.S.) wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). On September 2, 2013, Verizon entered into a stock purchase agreement with Vodafone and Vodafone 4 Limited, pursuant to which Verizon agreed to acquire all of Vodafone’s indirect 45% interest in Verizon Wireless for aggregate consideration of approximately $130 billion (the Wireless Transaction). We completed the Wireless Transaction on February 21, 2014 and, as a result, we acquired 100% ownership of Verizon Wireless. The consideration paid was primarily comprised of cash and Verizon common stock.

Verizon Wireless is the largest wireless service provider in the United States as measured by retail connections and revenue. At December 31, 2014, Verizon Wireless had 108.2 million retail connections and 2014 revenues of approximately $87.6 billion, representing approximately 69% of Verizon’s aggregate revenues. We provide wireless communication services across one of the most extensive wireless networks in the U.S. and have the largest fourth-generation (4G) Long-Term Evolution (LTE) technology and third-generation (3G) Evolution—Data Optimized (EV-DO) networks of any U.S. wireless service provider.

Our 4G LTE network is available to over 98% of the U.S. population in more than 500 markets covering approximately 309 million people, including those in areas served by our LTE in Rural America partners. Under this program, we are working with wireless carriers in rural areas to collaboratively build and operate a 4G LTE network using each carrier’s network assets and our core 4G LTE equipment and 700 MHz C Block and Advanced Wireless Services (AWS) spectrum.

We have substantially completed the deployment of our 4G LTE network and are focusing our capital spending on adding capacity and density to this network.

Wireless Service and Product Offerings

Our wireless services are available to our customers receiving service under the Verizon Wireless brand. In addition, customers can obtain wireless products and services that operate on our network from resellers that purchase network access from us on a wholesale basis.

Wireless Services

We offer our wireless services on a postpaid and prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers under contract with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. A single account may include monthly wireless services for a variety of connected devices. A postpaid connection represents an individual line of service for a wireless device for which a customer is billed in advance a monthly access charge (access service revenues) in return for a monthly network service allowance, and usage beyond the allowance is billed in arrears (usage service revenues). Approximately 94% of our retail connections received our wireless services on a postpaid basis as of December 31, 2014. Our prepaid service enables individuals to obtain wireless services without a long-term contract or credit verification by paying for all services in advance.

We offer various postpaid account plans, including our More Everything® plans, single connection plans and plans tailored to the needs of our business customers. Our More Everything plans feature domestic unlimited voice minutes, unlimited domestic and international text, video and picture messaging, cloud storage and a single data allowance that can be shared among up to 10 devices connected to the Verizon Wireless network. Customers that choose our Verizon Edge device payment plan option, which allows customers to upgrade their handset after a minimum of thirty days, subject to certain conditions, also receive discounted monthly access fees on More Everything plans. For an additional monthly access fee, our customers have the option of sharing long distance and roaming minutes among their devices for calls from the United States to, and calls while within, Canada and Mexico. The More Everything plans also include our Mobile Hotspot service at no additional charge. This service enables a customer to activate a personal Wi-Fi hotspot via their smartphone that can provide Internet access to multiple Wi-Fi enabled devices. We also offer various voice and shared data plans for small and large businesses. As of December 31, 2014, More Everything accounts represented approximately 61% of our retail postpaid accounts.

We offer our customers a wide variety of wireless services accessible on a broad range of our devices. Our messaging services enable our customers to send and receive text, picture and video messages. In addition, access to the Internet is available on all of our smartphones and nearly all of our basic phones. We also offer service that enables our customers to access the Internet wirelessly at broadband speeds on notebook computers and tablets that either have embedded 4G LTE or 3G EV-DO modules or that are used in conjunction with separate devices that enable access to this service, such as USB modems, JetpacksTM and other dedicated devices that provide a mobile Wi-Fi connection.

Our customers can access multimedia offerings, mostly provided by third parties, consisting of applications providing music, video, gaming, news and other content. Our business-focused offerings, which are designed to increase productivity, include solutions that enable customers to access the Internet, their corporate intranets and e-mail across our diverse portfolio of wireless devices. Our location-based services provide our customers with directions to their destination and enable our business customers to locate, monitor and communicate with their mobile field workers. Our global data services allow our customers to access data services on our Global Ready Phones from hundreds of international destinations and to access the Internet at such destinations with laptops that are either Global Ready, tethered to a Global Ready Phone, or are used in conjunction with other Global Ready devices, such as certain USB modems or Jetpacks. In addition, depending upon their wireless device’s operating system, our customers have access to more than one million applications and services offered by Google Inc. (Google) via Google Play, Apple Inc. (Apple) via iTunes, Microsoft Inc. (Microsoft) via its Windows Phone OS operating system and BlackBerry Limited (BlackBerry) via its BlackBerry App World webstore.

Our customers can make and receive calls on their home phone handsets using our wireless network through our Home Phone Connect service or Verizon 4G LTE Broadband Router with Voice service. We also offer LTE Internet (Installed), a high-speed Internet service that provides customers with Internet connections in their homes using our 4G LTE network.

In addition, we provide network access and, in some cases, enhanced value added services to support telemetry-type applications, which are characterized by machine-to-machine (M2M) wireless connections. Our M2M services support devices that are used by a variety of vertical market segments, including health monitoring, education, manufacturing, utilities, distribution and consumer products. For example, companies purchase network access and, in some cases, enhanced services from us in order to connect with and monitor equipment, such as medical devices used to monitor patients, fleet management devices used to monitor company-operated vehicles and utility monitoring devices used for smart grid applications. Other companies purchase network access from us to support devices that are included in a service they, in turn, sell to end users. We also support telematics services for some of the largest automotive manufacturers. We expect that consumer use of M2M wireless connections, such as home monitoring, health monitoring, energy management and utilities management will increase as consumers integrate these devices into their mobile lifestyle.

Wireless Devices

We offer several categories of wireless devices, including smartphones and basic phones, tablets and other Internet access devices.

Smartphones and Basic Phones. Nearly all of the smartphones we offer are enabled to utilize our 4G LTE and/or 3G EV-DO high-speed data services and run on various operating platforms, such as Apple iOS, Google Android, BlackBerry OS, and Windows Phone OS. Most of the basic phones we offer are 3G EV-DO-enabled and have HTML-browsing capability.

Tablets and Other Internet Devices. We offer tablets from multiple manufacturers, all of which can access the Internet via our 4G LTE network or a Wi-Fi connection. The tablets run primarily on the Apple iOS, Google Android or Microsoft Windows operating systems. In addition, we offer dedicated devices, which we refer to as Jetpacks, that provide a mobile Wi-Fi 4G LTE and/or 3G EV-DO connection and are capable of connecting multiple Wi-Fi enabled devices to the Internet at one time. Our customers can also access the Internet wirelessly at broadband speeds on their computers via data cards, USB modems or through the use of certain laptop computers and netbooks with embedded 4G LTE and 3G EV-DO Mobile Broadband modules. During 2014, we continued to experience strong customer demand for tablets and the percentage of our retail postpaid connection base represented by connections to these devices continued to increase.

We purchase a substantial majority of our wireless devices and accessories from Apple, Motorola Mobility, Samsung, LG Electronics, BlackBerry and HTC.

A key component of all wireless devices is the chipset, which contains the “intelligence” of the device. The LTE chipsets used in our 4G LTE-enabled devices are manufactured by various companies, each using its own 4G LTE chipset. To support CDMA-1XRTT and EVDO technologies (with and without 4G LTE), most of our wireless device suppliers currently rely on Qualcomm Incorporated for the manufacture and supply of chipsets. In addition, there are a number of other components common to wireless devices provided by various electronic component manufacturers that we do not deal with directly.

Network

We have the largest 4G LTE and 3G EV-DO networks of any service provider in the United States, with licensed and operational coverage in all of the 100 most populous U.S. metropolitan areas. As of January 22, 2015, our 4G LTE network covered approximately 309 million people in the U.S., including those in areas served by our LTE in Rural America partners. We currently have 21 committed program participants that have the potential to provide 4G LTE coverage to approximately three million people and, to date, eighteen participants have commenced 4G LTE operations on such networks.

The foundation of our continued success is network reliability, which is the hallmark of the Verizon brand. We believe that steady and consistent network and platform investments provide the foundation for innovative products and services which will fuel profitable growth. The depth and breadth of our network provides our fundamental strength and is the basis for our competitive advantage.

In 2014, we announced the deployment of AWS spectrum in our 4G LTE network. This additional bandwidth, which we refer to and brand as XLTE, provides additional network capacity and is currently available in more than 400 markets. Nearly all 4G LTE devices that we currently sell can operate on XLTE.

We strive to provide our customers with the highest network reliability for their wireless services. We design and deploy our network in an efficient manner that we believe maximizes the number of successful data sessions, including video, and completions of large file downloads and uploads while delivering on our advertised throughput speeds and the number of calls that are connected on the first attempt and completed without being dropped. We plan to continue to upgrade our network, primarily to increase its capacity and density, by utilizing small cell technology, in-building solutions and distributed antennae systems in addition to deploying existing AWS spectrum. We are also exploring strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses.

In addition to our own network coverage, we have roaming agreements with a number of wireless service providers to enable our customers to receive wireless service in nearly all other areas in the United States where wireless service is available. We also offer a variety of international wireless voice and data services to our customers through roaming arrangements with wireless service providers outside of the United States. Certain of our roaming agreements can be terminated at-will by either party upon several months’ notice; however, we do not believe that the termination of any of these at-will agreements would have a material adverse effect on our business.

Technology

Our primary network technology platforms are 4G LTE and 3G Code Division Multiple Access (CDMA). 4G LTE provides higher data throughput performance for data services at a lower cost compared to those offered by 3G technologies.

In 2014, we commercially launched our mobile Voice over Internet protocol (VoIP) service known as Voice over LTE (VoLTE). Advanced Calling 1.0 is a first generation suite of services enabled by VoLTE, which is a technology now being used, in addition to CDMA technology, to provide voice calling services to our customers.

Our network includes various elements of redundancy designed to enhance the reliability of our service. To mitigate the impact of power disruptions on our operations, we have battery backup at every switch and every cell site in our network. We also utilize backup generators at a majority of our cell sites and at every switch location. In addition, we have a fleet of portable backup generators that can be deployed to cell sites, if needed. We further enhance reliability by using a fully redundant backbone Multiprotocol Label Switching network in all critical locations.

Spectrum

The spectrum licenses we hold can be used for mobile wireless voice and data communications services. We have licenses to provide these wireless services on portions of the 800 MHz band, also known as cellular spectrum, the 1800-1900 MHz band, also known as Personal Communication Services (PCS) spectrum, portions of the 700 MHz upper C band and AWS spectrum in the 1700 and 2100 MHz bands, in areas that, collectively, cover nearly all of the population of the United States.

We anticipate we will need additional spectrum to meet future demand. This increasing demand is being driven by growth in customer connections and usage of wireless broadband services, which use more bandwidth and require ever faster rates of speed to stay competitive. We can meet our future spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the Federal Communications Commission (FCC), if and when future FCC spectrum auctions occur. On January 29, 2015, the FCC completed an auction of 65 MHz of spectrum, which it identified as the AWS-3 band. Verizon participated in that auction, and was the high bidder on 181 spectrum licenses, for which we will pay approximately $10.4 billion. During the fourth quarter of 2014, we made a deposit of $0.9 billion related to our participation in this auction. On February 13, 2015, we made a down payment of $1.2 billion for these spectrum licenses. Verizon has submitted an application for these licenses and must complete payment for them in the first quarter of 2015. In addition, Congress has adopted legislation that provides for the establishment and funding of a national public safety network and the reallocation and auction, through the use of voluntary incentive auctions, by 2022 of portions of the existing television broadcast spectrum in the 600 MHz band. The incentive auction related to such spectrum is expected to take place in 2016, although the specific timing of this and other auctions will be determined by future regulatory proceedings.

Since we and competing wireless service providers have experienced spectrum shortages in certain markets and may have spectrum surpluses in others, from time to time we exchanged spectrum licenses with other service providers through secondary market swap transactions. We expect to continue to pursue similar opportunities to trade spectrum licenses in order to meet certain of our capacity and expansion needs in the future. In other cases, we have entered into intra-market spectrum swaps designed to increase the amount of contiguous spectrum within frequency bands in a specific market. Contiguous spectrum improves network performance and efficiency. These swaps as well as any spectrum purchases are subject to obtaining governmental approvals for the transfer of spectrum licenses in each instance.

See Note 2 to the consolidated financial statements for additional information regarding spectrum license transactions.

Network Equipment and Build-out

Alcatel-Lucent and Ericsson are currently our primary network vendors for our LTE network deployments for macro sites as well as small cells. Our primary CDMA cell site equipment infrastructure vendors are Alcatel-Lucent, which provides more than half of our CDMA cell site equipment, and Nokia Solutions and Networks (NSN) and Ericsson, which together provide nearly all of our remaining cell site equipment. We also rely on Alcatel-Lucent, NSN and Ericsson for our switching equipment.

As we continue to build and upgrade our existing network, we must complete a variety of steps, including securing rights to a large number of sites and obtaining zoning and other governmental approvals for macro sites, small cells, in-building systems and antennas and related radio equipment that comprise distributed antenna systems. We utilize tower site management firms, such as Crown Castle International Corp. and American Tower Corporation (American Tower), as lessors or managers of a portion of our existing tower sites.

On February 5, 2015, we announced an agreement with American Tower pursuant to which American Tower will have the exclusive rights to lease and operate over 11,300 of our wireless towers for an upfront payment of $5.0 billion. Under the terms of the leases, American Tower will have exclusive rights to lease and operate the towers over an average term of approximately 28 years. As part of this transaction, we will also sell 165 towers for $0.1 billion. We will sublease capacity on the towers from American Tower for a minimum of 10 years at current market rates, with options to renew. As the leases expire, American Tower will have fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. This transaction, which is subject to customary closing conditions, is expected to close during the first half of 2015.

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

In 2013, we opened our first Verizon Destination Store at the Mall of America in Bloomington, Minnesota, and in 2014 we opened two additional Destination Stores in Chicago and Houston. These stores focus on the mobile lifestyle and highlight the many ways consumers can use wireless technology in their daily lives. These stores are part of a broader initiative that includes the redesign of our retail stores nationwide into “Smart Stores,” which showcase the same mobile lifestyle zones as the Verizon Destination Stores but on a smaller scale. In addition, our online store has also been redesigned to deliver a consistent shopping experience for customers, whether accessing the store via their desktop or mobile device.

Our indirect channel includes agents that sell our postpaid and prepaid wireless products and services at retail locations throughout the United States, as well as through the Internet. The majority of these agents sell both our postpaid and prepaid products and services, and do so under exclusive selling arrangements with us. We also utilize high-profile, national retailers, such as Best Buy, Wal-Mart and Target, to sell our postpaid and prepaid wireless products and services. Stores such as Dollar General and various drugstore chains sell our prepaid products and services. We also have entered into agency agreements with a number of broadband, video and voice service providers through which our products and services are sold on a stand-alone basis or bundled with their services.

Competition

We operate in a highly competitive industry. We compete against other national wireless service providers, including AT&T, Sprint Corporation and T-Mobile USA, as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale, including those that buy from us. Competition has intensified and we expect it to remain intense as a result of continuing increases in wireless market penetration levels, network investment by our competitors, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Competition may also increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft, Google, Apple and others are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service or the provision of alternative means of consuming video content in a nonlinear format.

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

•

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape. As the demand for wireless services continues to grow, wireless service providers are offering service plans that include unlimited voice minutes and text messages and a specific amount of data access in varying megabyte or gigabyte sizes or, in some cases, unlimited data usage at competitive prices. Some wireless service providers also allow customers to rollover unused data allowances to the next billing period and are also offering installment plans that decouple service pricing from equipment pricing and blur the traditional boundary between prepaid and postpaid plans. In 2015, we expect that customers will continue to adopt these installment plans, which also offer discounts on the cost of wireless service. Furthermore, some wireless providers are offering new customers price plans that undercut pricing under the customer’s service plan with its current wireless provider and provide a credit to reimburse early termination fees paid to their former wireless service provider, subject to certain limitations, in addition to promotions targeted specifically to customers of Verizon Wireless. We seek to compete in this area by offering our customers services and equipment that they will regard as the best available value for the price, as well as service plans that meet their wireless service needs.

•

Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting new customers, including those of other wireless providers. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services and focusing on their needs in order to promote long-term relationships and minimize churn. Our competitors also recognize the importance of customer service and are also focused on improving in this area. As part of our efforts to promote long-term relationships with our customers, in 2014 we introduced Verizon Smart Rewards, which is a program that offers a wide variety of rewards to customers in exchange for points they earn in connection with their account-related interactions with Verizon Wireless. The program offers customers discounts and savings on merchandise from well-known brands, as well as discounts and other offers at local shopping and dining venues.

•

Product and service development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced data products and services. We continue to pursue the development and rapid deployment of new and innovative wireless products and services both independently and in collaboration with application and content providers. We also collaborate with various device manufacturers in the development of distinctive smartphones and other wireless devices that can access the growing array of data applications and content available over the Internet. We continue to focus on increasing the penetration of smartphones, tablets and other connected devices throughout our customer base.

•

Sales and distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that attaining the optimal combination of varying distribution channels is important to achieving industry-leading profitability, as measured by operating income. We endeavor to increase sales through our company-operated stores, outside sales teams and telemarketing and web-based sales and fulfillment capabilities, as well as through our extensive indirect distribution network of retail outlets and prepaid replenishment locations, and manufacturers of laptops and netbooks with embedded 4G LTE and 3G models that can access the Internet on our network in broadband speeds. In addition, we sell network access to both traditional resellers, which resell network services to their end-users, and to various companies to enable wireless communications for their M2M devices or for their provision of telematics services.

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

Wireline

Background

Our Wireline segment provides voice, data and video communications products and enhanced services, including broadband video and data, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers both in the United States and around the world. In 2014, Wireline revenues were $38.4 billion, representing approximately 30% of Verizon’s aggregate revenues.

Wireline Service and Product Offerings

We organize our service and product offerings by the primary customers targeted by these offerings – mass markets, global enterprise and global wholesale.

In 2014, our Wireline segment sold a non-strategic business, which provides communications solutions to a variety of government agencies. Accordingly, the historical Wireline results for these operations, which were not material to our consolidated financial statements or segment results of operations, have been reclassified to Corporate, eliminations and other to reflect comparable segment operating results.

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida, and Texas, including FiOS Internet and Video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations. As part of the transaction, Frontier will assume $0.6 billion of indebtedness from Verizon. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of state and federal telecommunications regulatory approvals, and we expect this transaction to close during the first half of 2016.

The transaction will result in Frontier acquiring approximately 1.5 million FiOS Internet subscribers, 1.2 million FiOS Video subscribers and the related ILEC businesses from Verizon. This business generated revenues of approximately $5.4 billion, excluding revenue with affiliates, for Verizon in 2013, which is the most recent year for which audited stand-alone financial statements are currently available.

In 2012, Verizon acquired HUGHES Telematics, Inc. (HUGHES Telematics). The acquisition has accelerated our ability to bring more telematics offerings to market for existing and new customers. These offerings include our suite of real-time vehicle communications services and applications which connect automobiles with content, applications and services. We provide services to new vehicles in the United States, China and Europe.

Mass Markets

Mass Markets operations provide broadband services (including high-speed Internet, FiOS Internet and FiOS Video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers. In 2014, Mass Markets revenues were $18.0 billion, representing approximately 47% of Wireline’s aggregate revenues.

Data services. We offer FiOS broadband and high-speed Internet data products with varying throughput speeds, including FiOS Quantum, which includes speeds of 50 megabytes per second (Mbps) or more. We believe that as consumers connect more devices and stream more video, they will require increased broadband speeds. With our FiOS Quantum broadband service and certain other data services, our customers can achieve symmetrical upload and download speeds, which we refer to as SpeedMatchsm, of up to 500 Mbps. As of December 31, 2014, approximately 59% of our FiOS Internet subscribers subscribed to FiOS Quantum. As more data storage and, in some cases, processing is moved to the cloud, we believe that customers will place an increasing value on upstream performance that matches what they already receive for downloads.

In 2014, we introduced the FiOS Quantum Gateway Wi-Fi router. This router uses dual-band technology, which allows users to perform both high and low bandwidth activities, and enables a more seamless Internet experience even when using multiple devices.

Video Services. We offer video service over our fiber-optic network. As of December 31, 2014, FiOS Video was available to approximately 15 million homes across 12 states, as well as the District of Columbia.

•

FiOS Quantum TV – In 2014, we introduced FiOS Quantum TV, which provides FiOS TV customers with new features including the ability to record up to 12 shows at once and control live TV from any room in their home. This new service is now available everywhere that FiOS TV is offered.

•

FiOS on Demand – With FiOS on Demand, FiOS customers can watch content anytime, anywhere, on any compatible device. Customers who subscribe to FiOS Video and Internet service also have the ability to upload their photos, music and videos to their personal FiOS on Demand Library, which gives them access to this content via various data-capable devices. With the FiOS Mobile App, programming, such as TNT, Nickelodeon, HBO and TBS, can be streamed to a customer’s tablet or other mobile device. In addition, FiOS TV Widgets provide viewers with on demand access to local weather, traffic and community information, social media applications, such as Facebook, YouTube and Twitter, gaming and entertainment content, as well as online shopping and other commerce opportunities. The widget platform has evolved in an open-development environment, which provides opportunities for third parties to develop enhanced customer features for our FiOS Video products.

•

Customer Premise Equipment interoperability – We continue to partner with major corporations to offer further interoperability with various products such as video game consoles, smart televisions and tablets. This technology further expands our initiative to provide customers with the ability to watch content anytime, anywhere, on any data-capable device.

Voice services. We offer voice services that include local exchange, regional and long distance calling and voice messaging services, as well as VoIP services, which use the Internet or private broadband networks to transmit voice communications.

Global Enterprise

Global Enterprise offers Strategic services and other core communications services to medium and large business customers, including multinational corporations, as well as state and federal government customers. Global Enterprise jointly markets these services with Verizon’s other business units through Verizon Enterprise Solutions. In 2014, Global Enterprise revenues were $13.7 billion, representing approximately 36% of Wireline’s aggregate revenues.

Strategic services. Strategic services consist of networking products and solutions, advanced communication services for voice and video, and security, infrastructure, cloud and machine-to-machine services.

Advanced communication services primarily include:

•

IP communications – Our Internet Protocol (IP) communications services simplify network management and drive operational efficiencies by enabling the convergence of voice and data traffic on the same access connection.

•

Infrastructure and cloud services – Our infrastructure and cloud services include Infrastructure as a Service (IaaS) and managed hosting services that provide enterprise customers with data center, computing, data storage and network facilities, connectivity, security, architecture and support; data center colocation services that house and protect customers’ critical applications and systems, including several facilities that offer extensive carrier neutral options; application management services that provide customers with comprehensive monitoring and management of applications; and advanced enterprise-class cloud services that provide organizations with the ability to virtualize IT resources such as computing, memory and storage, enabling their constituents to produce, store, process, use and share information.

•

Machine-to-Machine (M2M) Services – Our M2M services permit customers to connect and monitor equipment, such as medical devices, fleet management devices and utility monitoring devices. We believe that these services have the ability to reshape the way businesses operate and the way consumers interact with devices around them. Verizon offers platform-based solutions tailored to specific industries, such as automotive, transportation, fleet management, energy, education, insurance and consumer products, to enable value creation and new commercial business models. Our goal is to be a leader in implementing the next generation of connected services for vehicles, centered on a core platform of safety, security, fleet management, convenience and other offerings targeting commercial fleet operators, individual consumers and other customers.

•	Security – We provide integrated solutions to help companies secure their networks and data through the following services:

¡	Security professional services – Security consultants that construct security plans tailored to the needs of our customers;

¡	Governance, risk and compliance – Allows customers to assess risk levels based on current security controls and develop plans to address security-related compliance objectives;

¡	Identity management – Provides identity-based access management for customer data, application, and systems across multiple IT environments; and

¡	Managed security – We design, implement, and maintain a secure IT infrastructure for our clients and help them prevent, detect and report security threats.

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

Networking products and solutions primarily include:

•	Private IP – This service enables customers around the world to communicate over a private, secure network using a variety of access methods, including Ethernet and Verizon Wireless 4G LTE.

•

Ethernet access and optical services – These services allow customers to connect network environments around the world and enable applications and technologies to work seamlessly and with little disruption. Optical services include technologies that help customers handle bandwidth demands and control their costs.

Core services. Core services include core voice and data services, which consist of a comprehensive portfolio of global solutions utilizing traditional telecommunications technology, such as conferencing and contact center solutions, and private line and data access networks. Core services also include providing customer premise equipment, and installation, maintenance and site services. We are continuing to transition customers out of copper-based legacy voice and data services to fiber services including IP and Ethernet.

Global Wholesale

Global Wholesale provides communications services including data, voice, local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers. In 2014, Global Wholesale revenues were $6.2 billion, representing approximately 16% of Wireline’s aggregate revenues. A portion of Global Wholesale revenues is generated by a few large telecommunications companies, most of which compete directly with us.

Global Wholesale provides the following services, which it jointly markets with Verizon’s other business units through Verizon Enterprise Solutions:

•

Data services. We offer a robust portfolio of data services with varying speeds and options to enhance our wholesale customers’ networks and provide connections to their end users and subscribers. Our data services include high-speed digital data offerings, such as Ethernet and Synchronous Optical Network, as well as core data circuits, such as DS1s and DS3s. In addition, we receive special access revenue from data services that is generated from carriers that buy dedicated local exchange capacity to support their private networks.

New Ethernet connectivity in the United States represents the largest data growth opportunity in wholesale, as customers anticipate higher capacity demands in the future. These customers are also migrating networks from time division multiplexing to Ethernet, which will better scale and service the growth of broadband services driven by smartphones, mobile broadband and mobile video. Global Wholesale offers a complete suite of services to support the expansion of 4G and 3G networks.

Data services also include certain value-added business services, which leverage many of the same offerings available in the Global Enterprise portfolio, including:

¡	Managed services – Offers wholesale customers the opportunity to outsource the management of their networks, security, remote access, and web applications to Verizon;

¡

Mobility – Enables wholesale customers to enhance their portfolio to triple-play or quad-play capability by leveraging wireless devices and services offered through Verizon Wireless that can be packaged and resold under their own carrier brand; and

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

Other

Other Wireline services we provide include local exchange and long distance services used by former MCI mass market customers, and operator services. In 2014, Other revenues were $0.5 billion, representing approximately 1% of Wireline’s aggregate revenues.

Network

To provide services to our customers, we operate an advanced telecommunications network in the United States and around the world.

•

FiOS. Our goal is to distinguish FiOS as a premier residential broadband service in the United States. As of December 31, 2014, our FiOS service passed over 19.8 million premises. We expect bandwidth demands to grow with the continued emergence of new video and data applications and the proliferation of IP devices in the home.

The Passive Optical Network technology upon which the FiOS network is deployed positions Verizon to meet growing bandwidth requirements. Our network architecture provides the flexibility to adapt our facilities more easily to future product development. For example, new optical terminals can be added to the fiber-to-the-premise network providing greater bandwidth and new services without any additional field construction. Select field trials have successfully achieved connection speeds of nearly one gigabit per second (Gbps), and when a more advanced next generation technology has been connected to the fiber-optic network, connection speeds of 10 Gbps have been reached, demonstrating the significant growth capacity built into the FiOS platform.

Additionally, this advanced optical network is also finding increased application opportunities in the business sector, especially as the industry seeks to migrate to Ethernet-based access services.

•

Global IP. Verizon owns and operates one of the largest global fiber networks with long haul, metro and submarine cable assets providing connectivity to customers around the world. Verizon’s global network encompasses over 800,000 route miles of terrestrial and undersea cable, serving the business community by supporting and enabling far reaching international operations.

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

In 2014, a number of key infrastructure enhancements and technology upgrades were designed and deployed. With FiOS Quantum, we introduced SpeedMatch and pushed our top tier FiOS service offering to 500 Mbps. We believe that our continued focus on advancing our fiber-based networks and achieving cost efficient solutions through new technology deployments will help Verizon advance its position as a provider of choice to residential and enterprise customers.

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

In addition, companies with a global presence increasingly compete with our wireline businesses. A relatively small number of telecommunications and integrated service providers with global operations serve customers in the global enterprise and, to a lesser extent, the global wholesale markets. We compete with these full or near-full service providers for large contracts to provide integrated services to global enterprises. Many of these companies have strong market presence, brand recognition, and existing customer relationships, all of which contribute to intensifying competition that may affect our future revenue growth.

We believe the following are the most important competitive factors and trends in the wireline industry:

•

Bandwidth (speed) and network reliability: Consumers and small business customers are seeking to leverage high-speed connections for entertainment, communications and productivity. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, we and other network-based providers must ensure that our networks can meet these increasing bandwidth requirements. We continue to invest in our network to be able to meet this growing demand. In addition, network reliability and security are increasingly important competitive factors in the global enterprise market.

•

Pricing: Cable operators, telecommunications companies and integrated service providers use pricing to capture market share from incumbents. Pricing is also a significant factor as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, VoIP and portal-based calling is free or nearly free to customers and is often supported by advertising revenues.

•

Customer service: Customers expect industry-leading service from their service providers. As technologies and services evolve, the ability to excel in this area is important for customer acquisition and retention. In Mass Markets, we compete in this area through our service representatives and online support. In Global Enterprise, we provide our customers with ready access to their system and performance information, and we conduct proactive testing of our network to identify issues before they affect customers. In the wholesale business, we believe service improvement can be achieved through continued system automation initiatives.

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

In the Mass Markets business, cable operators are significant competitors. Cable operators have increased the size and capacity of their networks so that they can offer digital products and services. We continue to market competitive bundled offerings that include high-speed Internet access, digital television and voice services. Several major cable operators also offer bundles with wireless services through strategic relationships.

We expect customer migration from traditional voice services to wireless services to continue as a growing number of customers place greater value on mobility and wireless companies position their service as a landline alternative. We also face increasing competition from cable companies and other providers of VoIP services as well as Internet portal providers.

As a result of the Telecommunications Act of 1996, which requires us to allow potential competitors to purchase our services for resale or access components of our network on an unbundled basis at a prescribed cost, competition in our local exchange markets continues. Our telephone operations generally have been required to sell their services to competitive local exchange carriers at significant discounts from the prices our telephone operations charge their retail customers. The scope of these obligations going forward and the rates we receive are subject to ongoing review and revision by the FCC and state regulators. (See “Regulatory and Competitive Trends”.)

In the global enterprise market, the customer’s need to reduce technical complexity coupled with the growth opportunity created by technology convergence is driving the expansion of the competitive landscape. Major competitors include system integrators, carriers and hardware and software providers. Some of the biggest companies in IT services are either making strategic acquisitions or forging new alliances to be better positioned for a rebound in technology spending. Many new alliances and acquisitions have focused on emerging fields such as cloud computing, software delivery, communication applications and other computing tasks via the network, rather than on in-house machines. Carriers have also utilized acquisitions to make significant inroads into enterprise outsourcing markets that have long been dominated by the major IT outsourcers.

Global Wholesale competes with traditional carriers for long-haul, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this new revenue opportunity.

Strategic Initiatives

Technology developments, interconnected markets, shifting consumer needs and converging industry ecosystems are creating innovative opportunities for Verizon. Our vision is to be a globally-connected solutions company. Our market solutions are designed to deliver compelling products and services, strengthen our competitive advantage in the marketplace and drive a high-quality experience for our customers. To take advantage of these market trends, we have undertaken several strategic initiatives to further develop innovative products and services and enhance our market agility in the following areas of focus:

•

Interactive Entertainment. We believe the growth in video consumption using mobile devices provides us with an opportunity for revenue growth. We have made investments in converging technologies and services involving content delivery networks (CDNs), video streaming and related consumer hardware to leverage new content models. Our wireless network enables us to move towards a unified video strategy that positions us to take advantage of this growth opportunity. For example, we are using Multimedia Broadcast Multicast Service technology to develop our LTE Multicast service, which we expect to be available in 2015. This service has the potential to enhance our network efficiency and provide our customers with access to live streaming video content with virtually no buffering, regardless of the number of devices using the service. In order to continue to meet the changing needs of our customers, we also expect to launch an IP television service in 2015. We also believe it is important to have rights to deliver content over a wireless network that does not require an authentication back to a subscription agreement. For example, our NFL agreement allows our customers to access certain games live on our 4G LTE network without authenticating back to any subscription.

Customers are increasingly consuming large amounts of broadband data as connected devices and associated online applications continue to experience significant growth and we expect broadband usage to continue to increase. Our FiOS network positions us in the industry with leading broadband speeds and reliability. Broadband represents a growth opportunity for us as the use of over-the-top video and user generated content and data accelerates and the number of connected homes and devices continues to grow.

•

Internet of Things. The adoption of machine-to-machine technology continues to increase, primarily led by the telematics and transportation industries, as well as the fields of education and energy management. Our suite of real-time vehicle communications services and applications connects automobiles with content, services and call centers. Our platform enables factory and aftermarket-installed automotive safety and security features as well as location-based services and vehicle diagnostics. We provide usage-based data services to new vehicles in the United States, China and in Europe. Through our In-Drive solution, we have partnered with a major automotive insurance provider to deliver usage-based insurance programs and other connected applications. Our NetworkFleet solution provides commercial fleet managers throughout North America with real-time access to data that yields operational efficiencies, increased vehicle reliability and improved driver safety. We also provide this service to over 28,500 vehicles operated by Verizon. We are further expanding our telematics portfolio to add asset tracking capabilities.

Additionally, we are a partner in a pilot project which will put a 120-mile fully automated highway system in place in Michigan with sensors and cameras communicating with cars to show the possibilities of what can be accomplished with real-time vehicle communications services. We expect this project will show improvements in areas such as energy consumption and safety.

During the second quarter of 2015, we expect Verizon Vehicle, a vehicle information and technology service, to be available to consumers. With this subscription-based service, drivers will have diagnostic technology in their vehicles, access to live assistance at the press of a button and will be able to request roadside assistance with GPS accuracy when needed. Verizon Vehicle also offers the ability to connect with a certified mechanic to diagnose potential problems and offer solutions.

•

Digital Media. We have continued to invest in Verizon Digital Media Services, which offers a scalable platform for delivering content including live broadcast, video on-demand, games, software and websites to our customers on their devices at any time. As the digital platform reshapes the delivery of media and entertainment content, there is an increasing need for a stable, high-quality video delivery platform. We aim to disrupt the existing media delivery ecosystem with a simple, end-to-end, global platform that enables the best experience of any content. These services are targeted at media and entertainment companies as well as businesses focused on delivering their digital products and services through the Internet. We also expect, through this platform, to further integrate our FiOS and wireless offerings. The current video and content delivery ecosystem is highly fragmented, made up of large and small players, ranging from commodity CDNs to video providers focused on value-added services. Competition includes traditional operators such as AT&T and Level 3 Communications, Inc. and non-traditional operators such as Amazon.com, Inc. and Akamai Technologies, Inc.

•

Cloud Services. Capitalizing on market growth in cloud services and on enterprise trends toward outsourcing IT infrastructure and services, Verizon utilizes an evolutionary cloud platform built for speed and performance, using our own software-based intellectual property and enterprise-grade reliability. Verizon Cloud Compute and Cloud Storage adopt a new approach to how public clouds are built, enabling customers of all sizes to take advantage of the agility and economic benefit of a generic public cloud along with the reliability and scale of an enterprise-level service. Virtual machines (software-based computers and servers) can be created and deployed in seconds, and users build and pay for what they need.

Our cloud infrastructure enables real-time analytical capabilities for our M2M customers, providing an end-to-end capability where customers can store, process and analyze large amounts of data on a real-time basis. Our cloud infrastructure also has the ability to handle multiple instances of an application providing global support and availability of the applications without increased latency. The integration of our cloud infrastructure with our telematics assets provides our customers with new and innovative service capabilities that are scalable, and which we believe are operationally superior to other bifurcated approaches.

•

Fostering Effective Partnerships and Alliances. As a market leader in offering differentiated solutions to our connected customers across all their devices at home, at work and on the go, Verizon will continue to focus on strategic partnerships as an important pillar of our future strategy. Strategic partnerships are aimed at complementing and augmenting our strengths, expanding our addressable market, accelerating our pace of innovation, enabling faster delivery of solutions such as media, Internet of Things and cloud to the marketplace, and where possible, lowering our market and execution risk. Strong partnerships are expected to further our efforts to offer comprehensive solutions for our customers. We look to formulate strategic partnerships and alliances with a global orientation which will benefit us in terms of technology sourcing, content acquisition, consumer insights, and application ecosystems.

We believe these investments will assist us in bringing innovative next generation products and services to market and uncovering new sources of revenue, increasing revenue of existing projects and leveraging our strengths across the company.

Patents, Trademarks and Licenses

Verizon owns or has licenses to various patents, copyrights, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, copyrights, domain names, trademarks and service marks to protect our intellectual property rights within the United States and abroad. Verizon also actively grants licenses, in exchange for appropriate fees or other consideration and subject to appropriate safeguards and restrictions, to other companies that enable such companies to utilize certain Verizon intellectual property rights and proprietary technology as part of their products and services. Such licenses enable such third-party licensees to take advantage of the results of Verizon’s research and development efforts. While these licenses result in valuable consideration being paid to Verizon, we do not believe that loss of such consideration, or the expiration of any of our intellectual property rights, would have a material effect on our results of operations.

Verizon periodically receives offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices alleging that our products or services infringe on third-party patents or other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, if successful, could require us to pay damages or royalties, or cease offering the relevant products or services.

Acquisitions and Divestitures

“Acquisitions and Divestitures” on page 34 of the 2014 Verizon Annual Report to Shareowners is incorporated by reference into this report.

Regulatory and Competitive Trends

Regulatory and Competitive Landscape

Verizon operates in a regulated and highly competitive market. Current and potential competitors include other voice and data service providers such as other wireless companies, traditional telephone companies, cable companies, Internet service providers, software and application providers, and other non-traditional companies. Many of these companies have strong market presence, brand recognition, and existing customer relationships, all of which contribute to intensifying competition that may affect our future revenue growth. Some of our competitors also are subject to fewer regulatory constraints than Verizon. For many services offered by Verizon, the FCC is our primary regulator. The FCC has jurisdiction over interstate telecommunications services and other matters under the Communications Act of 1934, as amended (Communications Act or Act). Other Verizon services are subject to state and local regulation.

FCC Regulation

Broadband

Verizon offers many different broadband and Internet access services. The FCC has adopted a series of orders that impose lesser regulatory requirements on broadband services than apply to older voice and slower data services. In addition, the FCC concluded that both wireline and wireless broadband Internet access services qualify as largely deregulated information services. Our broadband Internet access services are subject to various attempts to impose so-called “network neutrality” rules, including the potential application of common carriage regulation under Title II of the Communications Act. Verizon has been and remains committed to the open Internet which provides consumers with competitive choices and unblocked access to lawful websites and content when, where, and how they want. Our commitment applies to broadband Internet access services provided over both our wireline and wireless networks and can be found on our website at http://responsibility.verizon.com/broadband-commitment.

Video

Verizon offers a multi-channel video service that is regulated like traditional cable service. The FCC has a body of rules that apply to cable operators, and these rules also generally apply to Verizon. In addition, the Act generally requires companies to obtain a local cable franchise, and the FCC has adopted rules that interpret and implement this requirement. In areas where Verizon offers its facilities-based multichannel video services, Verizon has typically been required to obtain a franchise from local authorities.

Wireline Voice

Verizon offers many different wireline voice services, including traditional telephone service and other services that rely on newer technologies such as VoIP. For regulatory purposes, legacy telephone services are generally considered to be “common carrier” services. Common carrier services are subject to heightened regulatory oversight with respect to rates, terms and conditions, and other aspects of the services. The FCC has not decided the regulatory classification of VoIP but has said VoIP service providers must comply with certain rules, such as 911 capabilities and law enforcement assistance requirements.

Wireless Services

The FCC regulates several aspects of Verizon Wireless’ operations. Generally, the FCC has jurisdiction over the construction, operation, acquisition, and transfer of wireless communications systems. And all wireless services require use of radio frequency spectrum, the assignment and distribution of which is subject to FCC oversight. Verizon Wireless anticipates that it will need additional spectrum to meet future demand. It can meet spectrum needs by purchasing licenses or leasing spectrum from others, or by participating in a competitive bidding process for new spectrum from the FCC. Both processes are subject to certain reviews, approvals, and potential conditions.

Today, Verizon Wireless holds FCC spectrum licenses that allow it to provide a wide range of mobile and fixed communications services, including both voice and data services. FCC spectrum licenses typically have a term of 10 years, at which time they are subject to renewal. While the FCC has routinely renewed all of Verizon Wireless’ licenses, challenges could be raised in the future. If a wireless license was revoked or not renewed, Verizon Wireless would not be permitted to provide services on the spectrum covered by that license. Some of our licenses require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice, subject to certain technical limitations. The FCC has also imposed certain specific mandates on wireless carriers including construction and geographic coverage requirements, technical operating standards, provision of enhanced 911 services, roaming obligations, and requirements for wireless tower and antenna facilities.

Intercarrier Compensation and Network Access

The FCC regulates some of the rates that carriers pay each other for the exchange of voice traffic (particularly traditional wireline traffic) over different networks and other aspects of interconnection for some voice services. In many instances, Verizon makes payments to other providers, and in turn Verizon receives some payments from other carriers. In 2011, the FCC issued a broad reform order changing, among other things, the framework for many of the per-minute rates that carriers charge each other for the exchange of voice traffic. The new rules gradually reduce many of these rates to zero. This order is subject to pending reconsideration petitions and appeals. The FCC also regulates some of the rates and terms and conditions for certain wireline “special access” and other services and network facilities. Verizon is both a seller and a buyer of these services. For example, on the wireline side Verizon sells wholesale circuits to other voice and data service providers. On the wireless side, Verizon purchases special access and other services to transport traffic to and from cell towers. In addition, as required by the Act, Verizon unbundles certain wireline network elements and makes these facilities and services available to other network providers.

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

State Regulation and Local Regulation

Wireline Services

State public utility commissions regulate Verizon’s telephone operations with respect to certain telecommunications intrastate matters. Verizon operates as an “incumbent local exchange carrier” in 13 states and the District of Columbia. These incumbent operations are subject to various levels of pricing flexibility and other state oversight and requirements. Verizon also has other wireline operations that are more lightly regulated. In addition, as a video services operator in many states, Verizon has been required to obtain a cable franchise from local government entities, or in some cases a state-wide franchise, and to comply with certain one-time and ongoing obligations as a result.

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

Environmental Matters

Reserves have been established to cover environmental matters relating to discontinued businesses and past telecommunications activities. These reserves include funds to address contamination at the site of a former Sylvania facility in Hicksville, NY, which had processed nuclear fuel rods in the 1950s and 1960s. In September 2005, the Army Corps of Engineers (ACE) accepted the site into its Formerly Utilized Sites Remedial Action Program. As a result, the ACE has taken primary responsibility for addressing the contamination at the site. An adjustment to the reserves may be made after a cost allocation is conducted with respect to the past and future expenses of all of the parties. Adjustments to the environmental reserve may also be made based upon the actual conditions found at other sites requiring remediation.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for information about our executive officers.

Employees

As of December 31, 2014, Verizon and its subsidiaries had approximately 177,300 employees. Unions represent approximately 27% of our employees.

Information on Our Internet Website

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at www.verizon.com/about/investors.

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

The following important factors, along with those discussed elsewhere in this report and in other filings with the Securities and Exchange Commission (SEC), could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	adverse conditions in the U.S. and international economies;

•	the effects of competition in the markets in which we operate;

•	material changes in technology or technology substitution;

•	disruption of our key suppliers’ provisioning of products or services;

•	changes in the regulatory environment in which we operate, including any increase in restrictions on our ability to operate our networks;

•	breaches of network or information technology security, natural disasters, terrorist attacks or acts of war or significant litigation and any resulting financial impact not covered by insurance;

•	our high level of indebtedness;

•

an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets affecting the cost, including interest rates, and/or availability of further financing;

•	material adverse changes in labor matters, including labor negotiations, and any resulting financial and/or operational impact;

•	significant increases in benefit plan costs or lower investment returns on plan assets;

•	changes in tax laws or treaties, or in their interpretation;

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

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level could restrict the ways in which we manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services. As another example, we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. In addition, our broadband Internet access services are subject to various attempts to impose so-called “network neutrality” rules, some of which were affirmed and others vacated on appeal by the U.S. District Court for the District of Columbia in early 2014. Proponents of these rules want to limit the ways that a broadband Internet access service provider can structure business arrangements and manage its network. Some of these parties have urged the FCC to “reclassify” broadband Internet access service as a “telecommunications service” under Title II of the Communications Act, thus subjecting these services to traditional utility-style regulation. The FCC has an open proceeding concerning whether and what new regulation to adopt, and on what legal basis. The further regulation of broadband, wireless, and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

Cyber attacks impacting our networks or systems could have an adverse effect on our business.

Cyber attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our service providers, could have an adverse effect on our business. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states. While, to date, we have not been subject to cyber attacks which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber attack in the future.

Our inability to operate our wireline or wireless networks as a result of cyber attacks, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption and litigation. The potential costs associated with these attacks could exceed the insurance coverage we maintain. Further, certain of Verizon’s businesses, such as those offering security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyber attack. In addition, if we fail to prevent the theft of valuable information such as financial data, sensitive information about Verizon and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against cyber attacks, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2014, Verizon had approximately $113.3 billion of outstanding indebtedness, as well as approximately $7.9 billion of unused borrowing capacity under its existing credit facility. Verizon’s debt level and related debt service obligations could have negative consequences, including:

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

•	reducing Verizon’s flexibility in planning for or reacting to changes in its industry and market conditions;

•	making Verizon more vulnerable in the event of a downturn in its business; and

•	exposing Verizon to increased interest rate risk to the extent that its debt obligations are at variable interest rates.

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

With approximately 177,300 employees and approximately 209,000 retirees as of December 31, 2014 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including the continuing implementation of the provisions of the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.

As of December 31, 2014, approximately 27% of our workforce was represented by labor unions. In 2015, we will be engaged in contract negotiations with labor unions representing approximately 39,000 employees of our wireline business. During the course of these negotiations we could experience lengthy work stoppages, which could adversely affect our business operations, including a loss of revenue and strained relationships with customers. We cannot predict the length of any such work stoppage. Depending on the outcome of the negotiations, we may incur additional costs. In addition, while the workforce of our wireless business is almost entirely non-union, we cannot predict what level of success unions may have in organizing this workforce or the potentially negative impact it would have on our costs.

We are subject to a significant amount of litigation, which could require us to pay significant damages or settlements.

We are subject to a substantial amount of litigation, including, from time to time, shareholder derivative suits, patent infringement lawsuits, antitrust class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection practices. In addition, our wireless business also faces personal injury and consumer class action lawsuits relating to alleged health effects of wireless phones or radio frequency transmitters, and class action lawsuits that challenge marketing practices and disclosures relating to alleged adverse health effects of handheld wireless phones. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $231 billion at December 31, 2014 and $221 billion at December 31, 2013, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following:

At December 31,	2014	2013
Network equipment	80.0%	80.1%
Land, buildings and building equipment	11.3%	11.2%
Furniture and other	8.7%	8.7%

	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

At December 31,	2014	2013
Wireline	59.3%	61.3%
Wireless	39.5%	37.7%
Other	1.2%	1.0%

	100.0%	100.0%

Network equipment consists primarily of cable (aerial, buried, underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings that are used for administrative and other purposes. Substantially all the switching centers are located on land and in buildings we own due to their critical role in the network and high set-up relocation costs. We also maintain facilities throughout the United States comprised of administrative and sales offices, customer care centers, retail sales locations, garage work centers, switching centers, cell sites and data centers. Furniture and other consists of telephone equipment, furniture, data processing equipment, office equipment, motor vehicles, plant under construction and leasehold improvements. A portion of our property is subject to the liens of their respective mortgages securing funded debt.

Item 3. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in Idearc’s bankruptcy, alleged that Idearc was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust sought over $9 billion in damages. In its June 18, 2013 decision, the District Court entered judgment for Verizon and its subsidiaries and ruled that U.S. Bank would “take nothing” on its claims. U.S. Bank appealed the decision to the U.S. Court of Appeals for the Fifth Circuit, which upheld the District Court’s decision on July 30, 2014. The Litigation Trust has sought review of the decision by the United States Supreme Court.

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

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. As of December 31, 2014, there were 664,218 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend
		High	Low	Declared
2014	Fourth Quarter	$51.73	$45.09	$.550
	Third Quarter	53.66	48.20	.550
	Second Quarter	50.33	45.85	.530
	First Quarter	49.40	45.45	.530

2013	Fourth Quarter	$51.49	$46.03	$.530
	Third Quarter	51.94	45.08	.530
	Second Quarter	54.31	47.77	.515
	First Quarter	49.59	41.50	.515

Stock Repurchases

In March 2014, the Verizon Board of Directors authorized a three-year share buyback program to repurchase up to 100 million shares of the Company’s common stock. Under the program, shares may be repurchased in privately negotiated transactions and on the open market, including through plans complying with Rule 10b5-1(c) under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company’s corporate needs.

During the fourth quarter of 2014, Verizon did not repurchase any shares of Verizon common stock. At December 31, 2014, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

In addition to the previously authorized three-year share buyback program, in February 2015, the Verizon Board of Directors authorized Verizon to enter into an accelerated share repurchase (ASR) agreement to repurchase $5.0 billion of the Company’s common stock. The total number of shares that Verizon will repurchase under the ASR agreement will be based generally upon the volume-weighted average share price of Verizon’s common stock during the term of the transaction. On February 10, 2015, in exchange for an up-front payment totaling $5.0 billion, Verizon received an initial delivery of 86.2 million shares having a value of approximately $4.25 billion. Final settlement of the transaction under the ASR agreement, including delivery of the remaining shares, if any, that Verizon is entitled to receive, is scheduled to occur in the second quarter of 2015.

For other information required by this item, see the section entitled “Stock Performance Graph” on page 9 of the 2014 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is included in the 2014 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 9, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2014 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 30, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2014 Verizon Annual Report to Shareowners under the heading “Market Risk” on pages 30 through 31, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2014 Verizon Annual Report to Shareowners on pages 38 through 75, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2014.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. We are continuing an initiative to implement new financial systems in phases over the next several quarters. We are also continuing an initiative to standardize and centralize transaction-processing activities within our accounting processes, which we expect to continue over the next several years. These initiatives will incorporate certain changes in personnel as well. In connection with these initiatives and the resulting changes in our financial systems and transaction-processing activities, the Company continues to review the design and documentation of our internal control system and to enhance our processes as needed to ensure that controls over our financial reporting remain effective.

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2014 Verizon Annual Report to Shareowners on pages 36 and 37 and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Lowell C. McAdam	60	Chairman and Chief Executive Officer	2011
Roy H. Chestnutt	55	Executive Vice President – Strategy, Development and Planning	2013
Roger Gurnani	54	Executive Vice President and Chief Information and Technology Architect	2015
Daniel S. Mead	61	Executive Vice President and President of Strategic Initiatives	2015
Marc C. Reed	56	Executive Vice President and Chief Administrative Officer	2012
Diego Scotti	42	Executive Vice President and Chief Marketing Officer	2014
Francis J. Shammo	54	Executive Vice President and Chief Financial Officer	2010
Craig L. Silliman	47	Executive Vice President – Public Policy and General Counsel	2015
Anthony T. Skiadas	46	Senior Vice President and Controller	2013
John G. Stratton	53	Executive Vice President and President of Operations	2015
Marni M. Walden	47	Executive Vice President and President of Product Innovation and New Businesses	2015

Prior to serving as an executive officer, each of the above officers has held high-level managerial positions with the Company or one of its subsidiaries for at least five years, with the exception of Mr. Chestnutt, who has been with the Company since 2011, and Mr. Scotti, who has been with the Company since 2014. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

Roy H. Chestnutt is Executive Vice President – Strategy, Development and Planning for Verizon. From the time he joined the Company in 2011 until he was appointed to his current role in January 2013, Mr. Chestnutt was Senior Vice President of Corporate Strategy. Prior to joining Verizon, Mr. Chestnutt served as Corporate Vice President of the Americas at Motorola Networks from June 2010 to June 2011 and as Chairman and Chief Executive Officer of Grande Communications Networks (Grande), a facilities-based provider of bundled communications services, from 2006 to 2009. Prior to joining Grande, Mr. Chestnutt held a variety of management positions with Sprint-Nextel Corporation, Nextel Communications and AirTouch Communications.

Diego Scotti is Executive Vice President and Chief Marketing Officer for Verizon. Mr. Scotti joined the company in October 2014. Prior to joining Verizon, Mr. Scotti served as Chief Marketing Officer of J. Crew from 2011 to 2014 and as Executive Director of Marketing at Conde Nast Publications, where he oversaw 20 print and digital media brands, from 2008 to 2011. Mr. Scotti also previously served as the head of global advertising and brand management at American Express.

For other information required by this item, see the sections entitled “Election of Directors,” “About Verizon’s Governance Practices – Business Code and Ethics and – Where to Find More Information on Governance at Verizon,” “About Our Board of Directors – Committees of the Board and – Nomination of Candidates for Director” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the sections entitled “Compensation Discussion and Analysis,” “Compensation Tables” and “Compensation Committee Report” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders, which is incorporated by reference. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership, see the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the SEC and delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table provides information as of December 31, 2014 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. Since May 9, 2009, the Company has only issued awards under the 2009 Verizon Communications Inc. Long-Term Incentive Plan (2009 LTIP), which provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries. No new awards are permitted to be issued under any other equity compensation plan. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2009 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,006,570	(1)	$—	(2)	96,814,478	(3)
Equity compensation plans not approved by security holders	213,808	(4)	—		—

Total	15,220,378		$—		96,814,478

(1)

This amount includes: 14,983,110 shares of common stock subject to outstanding restricted stock units and performance stock units, and 23,460 shares subject to outstanding deferred stock units, in each case including dividend equivalents accrued on such awards through December 31, 2014. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.

(2)	Verizon’s outstanding restricted stock units, performance stock units and deferred stock units do not have exercise prices associated with the settlement of these awards.

(3)	This number reflects the number of shares of common stock that remained available for future issuance under the 2009 LTIP.

(4)

This number reflects shares subject to deferred stock units credited to the Verizon Income Deferral Plan, which were awarded in 2002 under the Verizon Communications Broad-Based Incentive Plan. No new awards are permitted to be issued under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions and Director independence, see the sections entitled “About Verizon’s Governance Practices – Related Persons Transactions” and “About Our Board of Directors – Independence” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders, which are incorporated by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2015 Annual Meeting of Shareholders, which are incorporated by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2014. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	29

(5)	Exhibits

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference).

3b	Bylaws of Verizon, as amended, effective as of May 1, 2014 (filed as Exhibit 3b to Verizon’s Form 8-K dated May 6, 2014 and incorporated herein by reference).

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

4d

Third Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of February 1, 2006 (incorporated by reference to Form 8-K filed on February 9, 2006, Exhibit 4.2).

Except for Exhibits 4a – 4d above, no other instrument which defines the rights of holders of long-term debt of Verizon and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a	GTE’s Charitable Awards Program (filed as Exhibit 10-10 to GTE’s Form 10-K for the year ended December 31, 1992, File No. 1-2755 and incorporated herein by reference).**

10b	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10c	2009 Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix D of the Registrant’s Proxy Statement included in Schedule 14A filed on March 18, 2013).**

	10c(i)	Form of 2011 Special Performance Stock Unit Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2011 and incorporated by reference).**

	10c(ii)	Performance Stock Unit Agreement 2012-2014 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference).**

	10c(iii)	Restricted Stock Unit Agreement 2012-2014 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference).**

	10c(iv)	Performance Stock Unit Agreement 2013-2015 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference).**

	10c(v)	Restricted Stock Unit Agreement 2013-2015 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference).**

	10c(vi)	Performance Stock Unit Agreement 2014-2016 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference).**

	10c(vii)	Restricted Stock Unit Agreement 2014-2016 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference).**

10d	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10e	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10e(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10f(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10g	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

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

10q	Securities Purchase Agreement, dated as of February 5, 2015, by and between Frontier Communications Corporation and Verizon Communications Inc.

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13

Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2014 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

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

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2014, 2013 and 2012

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)(b)	Deductions Note (c)(d)	Balance at End of Period
Allowance for Uncollectible Accounts Receivable:
Year 2014	$645	$1,095	$141	$1,142	$739
Year 2013	641	993	162	1,151	645
Year 2012	802	972	113	1,246	641

Valuation Allowance for Deferred Tax Assets:(e)
Year 2014	$1,685	$505	$5	$354	$1,841
Year 2013	2,096	235	64	710	1,685
Year 2012	2,410	120	82	516	2,096

(a)	Allowance for Uncollectible Accounts Receivable primarily includes amounts previously written off which were credited directly to this account when recovered.

(b)	Valuation Allowance for Deferred Tax Assets includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.

(c)	Amounts written off as uncollectible or transferred to other accounts or utilized.

(d)	Reductions to valuation allowances related to deferred tax assets.

(e)	The presentation of the Valuation Allowance for Deferred Tax Assets has been updated to reflect the impact of the Wireless Transaction.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Anthony T. Skiadas	Date: February 23, 2015
Anthony T. Skiadas Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Lowell C. McAdam Lowell C. McAdam	Chairman and Chief Executive Officer	February 23, 2015

Principal Financial Officer:

/s/ Francis J. Shammo Francis J. Shammo	Executive Vice President and Chief Financial Officer	February 23, 2015

Principal Accounting Officer:

/s/ Anthony T. Skiadas Anthony T. Skiadas	Senior Vice President and Controller	February 23, 2015

/s/ Lowell C. McAdam Lowell C. McAdam	Director	February 23, 2015

/s/ Shellye L. Archambeau Shellye L. Archambeau	Director	February 23, 2015

/s/ Mark T. Bertolini Mark T. Bertolini	Director	February 23, 2015

/s/ Richard L. Carrión Richard L. Carrión	Director	February 23, 2015

/s/ Melanie L. Healey Melanie L. Healey	Director	February 23, 2015

/s/ M. Frances Keeth M. Frances Keeth	Director	February 23, 2015

/s/ Robert W. Lane Robert W. Lane	Director	February 23, 2015

/s/ Donald T. Nicolaisen Donald T. Nicolaisen	Director	February 23, 2015

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director	February 23, 2015

/s/ Rodney E. Slater Rodney E. Slater	Director	February 23, 2015

/s/ Kathryn A. Tesija Kathryn A. Tesija	Director	February 23, 2015

/s/ Gregory D. Wasson Gregory D. Wasson	Director	February 23, 2015