Form 10-Q
period 2015-03-31
VERIZON COMMUNICATIONS INC
filed 2015-04-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

At March 31, 2015, 4,078,487,075 shares of the registrant’s common stock were outstanding, after deducting 163,887,165 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2015	2014

Operating Revenues	$31,984	$30,818

Operating Expenses
Cost of services and sales (exclusive of items shown below)	12,096	11,189
Selling, general and administrative expense	7,939	8,332
Depreciation and amortization expense	3,989	4,137

Total Operating Expenses	24,024	23,658

Operating Income	7,960	7,160
Equity in earnings (losses) of unconsolidated businesses	(34)	1,902
Other income and (expense), net	75	(894)
Interest expense	(1,332)	(1,214)

Income Before Provision For Income Taxes	6,669	6,954
Provision for income taxes	(2,331)	(968)

Net Income	$4,338	$5,986

Net income attributable to noncontrolling interests	$119	$2,039
Net income attributable to Verizon	4,219	3,947

Net Income	$4,338	$5,986

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.03	$1.15
Weighted-average shares outstanding (in millions)	4,116	3,425

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.02	$1.15
Weighted-average shares outstanding (in millions)	4,121	3,430

Dividends declared per common share	$0.55	$0.53

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2015	2014

Net Income	$4,338	$5,986
Other comprehensive loss, net of taxes
Foreign currency translation adjustments	(141)	(949)
Unrealized loss on cash flow hedges	(13)	(83)
Unrealized gain on marketable securities	3	1
Defined benefit pension and postretirement plans	(44)	(37)

Other comprehensive loss attributable to Verizon	(195)	(1,068)
Other comprehensive loss attributable to noncontrolling interests	–	(23)

Total Comprehensive Income	$4,143	$4,895

Comprehensive income attributable to noncontrolling interests	$119	$2,016
Comprehensive income attributable to Verizon	4,024	2,879

Total Comprehensive Income	$4,143	$4,895

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2015	At December 31, 2014

Assets
Current assets
Cash and cash equivalents	$4,386	$10,598
Short-term investments	547	555
Accounts receivable, net of allowances of $745 and $739	12,698	13,993
Inventories	1,076	1,153
Assets held for sale	893	552
Prepaid expenses and other	3,236	2,772

Total current assets	22,836	29,623

Plant, property and equipment	210,389	230,508
Less accumulated depreciation	128,747	140,561

	81,642	89,947

Investments in unconsolidated businesses	762	802
Wireless licenses	75,693	75,341
Goodwill	23,303	24,639
Other intangible assets, net	5,779	5,728
Non-current assets held for sale	9,580	–
Deposit for wireless licenses	10,430	921
Other assets	5,765	5,707

Total assets	$235,790	$232,708

Liabilities and Equity
Current liabilities
Debt maturing within one year	$4,439	$2,735
Accounts payable and accrued liabilities	15,189	16,680
Liabilities related to assets held for sale	572	–
Other	8,513	8,649

Total current liabilities	28,713	28,064

Long-term debt	108,949	110,536
Employee benefit obligations	33,010	33,280
Deferred income taxes	42,330	41,578
Non-current liabilities related to assets held for sale	943	–
Other liabilities	11,086	5,574

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	10,391	11,155
Reinvested earnings	4,422	2,447
Accumulated other comprehensive income	916	1,111
Common stock in treasury, at cost	(7,093)	(3,263)
Deferred compensation – employee stock ownership plans and other	279	424
Noncontrolling interests	1,420	1,378

Total equity	10,759	13,676

Total liabilities and equity	$235,790	$232,708

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2015	2014

Cash Flows from Operating Activities
Net Income	$4,338	$5,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,989	4,137
Employee retirement benefits	284	281
Deferred income taxes	823	(155)
Provision for uncollectible accounts	383	231
Equity in earnings (losses) of unconsolidated businesses, net of dividends received	44	(1,894)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(888)	(1,626)
Other, net	1,196	179

Net cash provided by operating activities	10,169	7,139

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3,665)	(4,150)
Acquisitions of investments and businesses, net of cash acquired	(2)	(157)
Acquisitions of wireless licenses	(9,555)	(213)
Other, net	46	(11)

Net cash used in investing activities	(13,176)	(4,531)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	6,497	16,952
Repayments of long-term borrowings and capital lease obligations	(5,576)	(7,951)
Increase in short-term obligations, excluding current maturities	482	252
Dividends paid	(2,153)	(1,517)
Proceeds from sale of common stock	–	34
Purchase of common stock for treasury	(5,000)	–
Acquisition of noncontrolling interest	–	(58,886)
Other, net	2,545	(2,113)

Net cash used in financing activities	(3,205)	(53,229)

Decrease in cash and cash equivalents	(6,212)	(50,621)
Cash and cash equivalents, beginning of period	10,598	53,528

Cash and cash equivalents, end of period	$4,386	$2,907

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2014. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior year amounts to conform to the current year presentation.

Leasing Arrangements

At each reporting period, we monitor the credit quality of the various lessees in our portfolios. Regarding the leveraged lease portfolio, external credit reports are used where available and where not available we use internally developed indicators. These indicators or internal credit risk grades factor historic loss experience, the value of the underlying collateral, delinquency trends, and industry and general economic conditions. The credit quality of our lessees primarily varies from AAA to CCC+. For each reporting period, the leveraged leases within the portfolio are reviewed for indicators of impairment where it is probable the rent due according to the contractual terms of the lease will not be collected. All significant accounts, individually or in the aggregate, are current and none are classified as impaired.

Earnings Per Common Share

There were a total of approximately 5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2015 and 2014, respectively.

Recently Adopted Accounting Standards

During the first quarter of 2015, we adopted the accounting standard update related to the reporting of discontinued operations and disclosures of disposals of components of an entity, which changes the criteria for reporting discontinued operations. As a result of this standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The prospective adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In January 2015, the accounting standard update related to the reporting of extraordinary and unusual items was issued. This standard update eliminates the concept of extraordinary items from generally accepted accounting principles in the United States (U.S. GAAP) as part of an initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of the financial statements. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual in nature and infrequent in occurrence. This standard update is effective as of the first quarter of 2016; however, earlier adoption is permitted. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

In April 2015, the accounting standard update related to the simplification of the presentation of debt issuances costs was issued. This standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This standard update is effective as of the first quarter of 2016; however, earlier adoption is permitted. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. Although we currently expect to adopt this standard update during the first quarter of 2017, the Financial Accounting Standards Board, in April 2015, voted to issue a proposal which would defer the adoption of this standard update until the first quarter of 2018.

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

In June 2014, an accounting standard update was issued related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. We will adopt this standard update during the first quarter of 2016. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

2.	Acquisitions and Divestitures

Wireless

Spectrum License Transactions

On January 29, 2015, the Federal Communications Commission (FCC) completed an auction of 65 MHz of spectrum, which it identified as the Advanced Wireless Services (AWS)-3 band. Verizon participated in that auction and was the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. During the fourth quarter of 2014, we made a deposit of $0.9 billion related to our participation in this auction. During the first quarter of 2015, we submitted an application to the FCC and paid $9.5 billion to the FCC to complete payment for these licenses. The deposits related to these spectrum licenses are classified within Deposit for wireless licenses on our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively. The cash payment of $9.5 billion is classified within Acquisitions of wireless licenses on our condensed consolidated statement of cash flows for the three months ended March 31, 2015. On April 8, 2015, the FCC granted us these spectrum licenses.

During the first quarter of 2015, we completed a license exchange transaction with affiliates of AT&T Inc. to exchange certain AWS and PCS spectrum licenses and as a result we recorded an immaterial gain.

During the three months ended March 31, 2015, we acquired various other wireless licenses for cash consideration that was not significant.

Tower Monetization Transaction

During March 2015, we completed a transaction with American Tower Corporation (American Tower) pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion. Under the terms of the leases, American Tower has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As part of this transaction, we also sold 162 towers for $0.1 billion. We will sublease capacity on the towers from American Tower for a minimum of 10 years at current market rates, with options to renew. As the leases expire, American Tower has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The upfront payment, including the towers sold, which is primarily included within Other liabilities on our condensed consolidated balance sheet, is accounted for as deferred rent and as a financing obligation. The $2.4 billion accounted for as deferred rent, which is presented within Other, net cash flows from operating activities, relates to the portion of the towers for which the right-of-use has passed to the tower operator. The $2.7 billion accounted for as a financing obligation, which is presented within Other, net cash flows from financing activities, relates to the portion of the towers that we continue to occupy and use for network operations.

Wireline

Access Line Sale

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida, and Texas, including FiOS Internet and Video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion, subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheet as of March 31, 2015. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of state and federal telecommunications regulatory approvals, and we expect this transaction to close during the first half of 2016.

The transaction will result in Frontier acquiring approximately 2.1 million copper lines, 1.5 million FiOS Internet subscribers, 1.2 million FiOS Video subscribers and the related ILEC businesses from Verizon. This business generated revenues of approximately $5.4 billion, excluding revenue with affiliates, for Verizon in 2014. The operating results of this business are included within our Wireline segment for all periods presented.

The following table summarizes the major classes of assets and liabilities of our local exchange and related landline activities in California, Florida and Texas which are classified as held for sale on our condensed consolidated balance sheet as of March 31, 2015:

(dollars in millions)
Assets held for sale:
Accounts receivable	$496
Prepaid expense and other	60

Total current assets held for sale	556

Plant, property and equipment, net	8,198
Goodwill (Note 3)	1,328
Other assets	54

Total non-current assets held for sale	9,580

Total assets held for sale	$10,136

Liabilities related to assets held for sale:
Accounts payable and accrued liabilities	$277
Other current liabilities	295

Total current liabilities related to assets held for sale	572

Long-term debt	594
Employee benefit obligations	215
Other liabilities	134

Total non-current liabilities related to assets held for sale	943

Total liabilities related to assets held for sale	$1,515

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2015	$75,341
Acquisitions (Note 2)	42
Capitalized interest on wireless licenses	4
Reclassifications, adjustments and other	306

Balance at March 31, 2015	$75,693

Reclassifications, adjustments and other includes the exchanges of wireless licenses in 2015 (see Note 2 for additional details).

At March 31, 2015, approximately $0.4 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Total
Balance at January 1, 2015	$18,390	$6,249	$24,639
Reclassifications, adjustments and other	–	(1,336)	(1,336)

Balance at March 31, 2015	$18,390	$4,913	$23,303

The decrease in Goodwill at March 31, 2015 was primarily due to the reclassification of $1.3 billion of Goodwill to Non-current assets held for sale on our condensed consolidated balance sheet at March 31, 2015 as a result of our agreement to sell our local exchange business and related landline activities in California, Florida, and Texas to Frontier (see Note 2 for additional details). The amount of Goodwill reclassified was based on the relative fair value of the transaction to the Wireline reporting unit.

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At March 31, 2015			At December 31, 2014
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$3,617	$(2,980)	$637	$3,618	$(2,924)	$694
Non-network internal-use software (3 to 7 years)	13,544	(8,756)	4,788	13,194	(8,462)	4,732
Other (5 to 25 years)	725	(371)	354	670	(368)	302

Total	$17,886	$(12,107)	$5,779	$17,482	$(11,754)	$5,728

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended March 31,
2015	$ 381
2014	394

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2015	$ 1,128
2016	1,277
2017	1,078
2018	903
2019	673

4.	Debt

Changes to debt during the three months ended March 31, 2015 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2015	$2,735	$110,536	$113,271
Proceeds from borrowings	4,000	2,497	6,497
Repayments of borrowings and capital leases obligations	(5,576)	–	(5,576)
Increase in short-term obligations, excluding current maturities	482	–	482
Reclassifications of long-term debt	2,782	(2,782)	–
Reclassification of long-term debt to Non-current liabilities related to assets held for sale (Note 2)	–	(594)	(594)
Other	16	(708)	(692)

Balance at March 31, 2015	$4,439	$108,949	$113,388

February Exchange Offers

On February 11, 2015, we announced the commencement of seven separate private offers to exchange (the February Exchange Offers) specified series of outstanding notes and debentures issued by Verizon and GTE Corporation (collectively, the Old Notes) for new Notes to be issued by Verizon (the New Notes) and, in the case of the 6.94% debentures due 2028 of GTE Corporation, cash. The February Exchange Offers have been accounted for as a modification of debt. On March 13, 2015, Verizon issued $2.9 billion aggregate principal amount of 4.272% Notes due 2036 (the 2036 New Notes), $5.0 billion aggregate principal amount of 4.522% Notes due 2048 (the 2048 New Notes) and $5.5 billion aggregate principal amount of 4.672% Notes due 2055 (the 2055 New Notes) in satisfaction of the exchange offer consideration on tendered Old Notes (not including accrued and unpaid interest on the Old Notes). The following tables list the series of Old Notes included in the February Exchange Offers and the principal amount of each such series accepted by Verizon for exchange.

The table below lists the series of Old Notes included in the February Exchange Offer for the 2036 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications Inc.	5.15%	2023	$11,000	$2,483

The table below lists the series of Old Notes included in the February Exchange Offers for the 2048 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications Inc.	6.90%	2038	$1,250	$773
	6.40%	2038	1,750	884
	6.40%	2033	4,355	2,159
	6.25%	2037	750	–
GTE Corporation	6.94%	2028	800	–

				$3,816

The table below lists the series of Old Notes included in the February Exchange Offer for the 2055 New Notes:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted For Exchange
Verizon Communications Inc.	6.55%	2043	$10,670	$4,084

Term Loan Agreement

During the first quarter of 2015, we entered into a term loan agreement with a major financial institution, pursuant to which we borrowed $6.5 billion for general corporate purposes, including the acquisition of spectrum licenses. Borrowings under the term loan agreement mature in March 2016, with a $4.0 billion mandatory prepayment required in June 2015. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

During March 2015, we prepaid approximately $5.0 billion of the term loan agreement, which satisfies the mandatory prepayment.

Other Credit Facilities

As of March 31, 2015, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Additional Financing Activities (Non-Cash Transaction)

During the first quarter of 2015, we financed, primarily through vendor financing arrangements, the purchase of approximately $0.2 billion of long-lived assets, consisting primarily of network equipment. At March 31, 2015, $0.8 billion of these arrangements, including those entered into in prior years, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statements of cash flows.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of March 31, 2015, $3.1 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2015, $1.4 billion aggregate principal amount of these obligations remain outstanding.

5.	Wireless Equipment Installment Plans

We offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their device over a period of time (an equipment installment plan) and the right to upgrade their device after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their device in good working condition and signing a new device contract with Verizon. The gross guarantee liability related to this program, which was approximately $0.6 billion at March 31, 2015, and $0.7 billion at December 31, 2014, respectively, was primarily included in Other current liabilities on our condensed consolidated balance sheets.

At the time of sale, we impute risk adjusted interest on the receivables associated with Verizon Edge. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Other income and (expense), net on our condensed consolidated statements of income, is recognized over the financed installment term.

We assess the collectability of our Verizon Edge receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. The current portion of our receivables related to Verizon Edge included in Accounts receivable was $2.0 billion at March 31, 2015 and was $2.3 billion at December 31, 2014. The long-term portion of the equipment installment plan receivables included in Other assets was $0.9 billion at March 31, 2015 and was $1.2 billion at December 31, 2014.

The credit profiles of our customers with a Verizon Edge plan are similar to those of our customers with a traditional subsidized plan. Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Verizon Edge.

Sales of Wireless Equipment Installment Receivables

On March 27, 2015, we established a program to sell from time to time, on an uncommitted basis, selected wireless equipment installment receivables under the Verizon Edge program to a group of relationship banks (Purchasers). Under the program, we will transfer the receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers will then sell the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the program are no longer considered assets of Verizon. We will continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material.

Under this arrangement, each Seller’s sole business consists of the acquisition of the receivables from Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers are not available to be used to satisfy obligations of any Verizon entities other than the Sellers.

During the three months ended March 31, 2015, we sold $2.0 billion of receivables, net of allowances, imputed interest and the trade-in right, and received cash proceeds of $1.3 billion. Additionally, we recorded a deferred purchase price of $0.7 billion, which was initially recorded at fair value, based on the remaining installment amounts expected to be collected, adjusted by the timing and estimated value of the device trade-in. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy.

At March 31, 2015, our deferred purchase price receivable was $0.7 billion, which is included within Other assets on our condensed consolidated balance sheet. Generally, our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price.

The cash proceeds received from the Purchasers are recorded within Cash Flows from Operating Activities on our condensed consolidated statement of cash flows as the cash received from the Purchasers upon the sale of the receivables and the collection of the deferred purchase price is not subject to significant interest rate risk.

6.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Short-term investments:
Equity securities	$298	$–	$–	$298
Fixed income securities	6	243	–	249
Other current assets:
Fixed income securities	250	–	–	250
Other assets:
Fixed income securities	–	915	–	915
Interest rate swaps and other	–	111	–	111

Total	$554	$1,269	$–	$1,823

Liabilities:
Other current liabilities:
Cross currency swaps and other	$–	$137	$–	$137
Other liabilities:
Forward interest rate swaps	–	301	–	301
Cross currency swaps	–	1,318	–	1,318

Total	$–	$1,756	$–	$1,756

(1)	quoted prices in active markets for identical assets or liabilities
(2)	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	no observable pricing inputs in the market

Equity securities consist of investments in common stock of domestic and international corporations measured using quoted prices in active markets.

Fixed income securities consist primarily of investments in municipal bonds as well as U.S. Treasury securities. We use quoted prices in active markets for our U.S. Treasury securities, therefore these securities are classified as Level 1. For all other fixed income securities that do not have quoted prices in active markets, we use alternative matrix pricing resulting in these debt securities being classified as Level 2.

Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments. Our derivative instruments are recorded on a gross basis.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three months ended March 31, 2015.

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

	At March 31, 2015		At December 31, 2014
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$112,738	$128,347	$112,755	$126,549

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements and interest rate locks. We do not hold derivatives for trading purposes. We posted collateral of approximately $0.8 billion and $0.6 billion related to derivative contracts under collateral exchange arrangements at March 31, 2015 and December 31, 2014, respectively, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheets. During the first quarter of 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties.

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

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three months ended March 31, 2015.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. At March 31, 2015 and December 31, 2014, these swaps had a notional value of $2.0 billion. We designated these contracts as cash flow hedges. The fair value of these contracts was $0.3 billion and $0.2 billion at March 31, 2015 and December 31, 2014, respectively, which was included within Other liabilities on our condensed consolidated balance sheets.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $1.4 billion at March 31, 2015 and $0.6 billion at December 31, 2014, which were primarily included within Other liabilities on our condensed consolidated balance sheets. At March 31, 2015 and December 31, 2014, the total notional amount of the cross currency swaps was $10.3 billion. During the three months ended March 31, 2015 and 2014, a pre-tax loss of $0.9 billion and an immaterial pre-tax gain, respectively, were recognized in Other comprehensive loss.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2015	15,007	19,966
Granted	4,235	6,220
Payments	(5,839)	(6,721)
Cancelled/Forfeited	(48)	(176)

Outstanding, March 31, 2015	13,355	19,289

As of March 31, 2015, unrecognized compensation expense related to the unvested portion of outstanding RSUs and PSUs was approximately $0.7 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2015 have a weighted-average grant date fair value of $48.29 per unit.

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

Net Periodic Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended March 31,	2015	2014	2015	2014
Service cost	$94	$81	$81	$65
Amortization of prior service credit	1	(2)	(72)	(63)
Expected return on plan assets	(317)	(295)	(25)	(41)
Interest cost	243	259	279	277

Total	$21	$43	$263	$238

Severance Payments

During the three months ended March 31, 2015, we paid severance benefits of $0.3 billion. At March 31, 2015, we had a remaining severance liability of $0.6 billion, a portion of which includes future contractual payments to employees separated as of March 31, 2015.

Employer Contributions

During the three months ended March 31, 2015, we contributed $0.3 billion to our other postretirement benefit plans and $0.2 billion to our qualified pension plans. The contributions to our nonqualified pension plans were not material during the three months ended March 31, 2015. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2015 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$12,298	$1,378	$13,676

Net income	4,219	119	4,338
Other comprehensive loss	(195)	–	(195)

Comprehensive income	4,024	119	4,143

Contributed capital	(764)	–	(764)
Dividends declared	(2,244)	–	(2,244)
Common stock in treasury	(3,830)	–	(3,830)
Distributions and other	(145)	(77)	(222)

Balance at March 31, 2015	$9,339	$1,420	$10,759

Common Stock

Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the three months ended March 31, 2015.

However, in February 2015, the Verizon Board of Directors authorized Verizon to enter into an accelerated share repurchase (ASR) agreement to repurchase $5.0 billion of the Company’s common stock. The total number of shares that Verizon will repurchase under the ASR agreement will be based generally upon the volume-weighted average share price of Verizon’s common stock during the term of the transaction. On February 10, 2015, in exchange for an upfront payment totaling $5.0 billion, Verizon received an initial delivery of 86.2 million shares having a value of approximately $4.25 billion. Final settlement of the transaction under the ASR agreement, including delivery of the remaining shares, if any, that Verizon is entitled to receive, is scheduled to occur in the second quarter of 2015.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 9.8 million common shares issued from Treasury stock during the three months ended March 31, 2015, which had an aggregate value of $0.4 billion.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2015	$(346)	$(84)	$112	$1,429	$1,111
Other comprehensive income (loss)	(141)	(59)	3	–	(197)
Amounts reclassified to net income	–	46	–	(44)	2

Net other comprehensive income (loss)	(141)	(13)	3	(44)	(195)

Balance at March 31, 2015	$(487)	$(97)	$115	$1,385	$916

The amounts presented above in net other comprehensive income (loss) are net of taxes and noncontrolling interests, which are not significant. For the three months ended March 31, 2015, the amounts reclassified to net income related to defined benefit pension and postretirement plans were included in Cost of services and sales and Selling, general and administrative expense on our condensed consolidated statement of income. For the three months ended March 31, 2015, all other amounts reclassified to net income were included in Other income and (expense), net on our condensed consolidated statement of income.

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

On July 1, 2014, our Wireline segment sold a non-strategic business. Accordingly, the historical Wireline results for these operations have been reclassified to Corporate, eliminations and other to reflect comparable segment operating results.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below also includes those items of a non-operational nature. We exclude from segment results the effects of certain items that management does not consider in assessing segment performance, primarily because of their non-operational nature.

We have adjusted prior period consolidated and segment information, where applicable, to conform to current period presentation.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
External Operating Revenues
Wireless
Retail service	$17,131	$17,233
Other service	765	735

Service revenue	17,896	17,968

Equipment	3,373	1,869
Other	1,033	1,014

Total Wireless	22,302	20,851

Wireline
Consumer retail	3,992	3,840
Small business	600	624

Mass Markets	4,592	4,464

Strategic services	2,048	2,062
Core	1,215	1,404

Global Enterprise	3,263	3,466

Global Wholesale	1,266	1,336
Other	87	140

Total Wireline	9,208	9,406

Total segments	31,510	30,257
Corporate, eliminations and other	474	561

Total consolidated – reported	$31,984	$30,818

Intersegment Revenues
Wireless	$26	$28
Wireline	261	256

Total segments	287	284
Corporate, eliminations and other	(287)	(284)

Total consolidated – reported	$–	$–

Total Operating Revenues
Wireless	$22,328	$20,879
Wireline	9,469	9,662

Total segments	31,797	30,541
Reconciling items	187	277

Total consolidated – reported	$31,984	$30,818

Operating Income
Wireless	$7,810	$7,318
Wireline	405	141

Total segments	8,215	7,459
Reconciling items	(255)	(299)

Total consolidated – reported	$7,960	$7,160

(dollars in millions)	At March 31, 2015	At December 31, 2014
Assets
Wireless	$171,760	$160,385
Wireline	78,624	76,673

Total segments	250,384	237,058
Corporate, eliminations and other	(14,594)	(4,350)

Total consolidated – reported	$235,790	$232,708

A reconciliation of the segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Total segment operating revenues	$31,797	$30,541
Impact of divested operations	–	128
Corporate, eliminations and other	187	149

Total consolidated operating revenues	$31,984	$30,818

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Total segment operating income	$8,215	$7,459
Impact of divested operations	–	6
Corporate, eliminations and other	(255)	(305)

Total consolidated operating income	7,960	7,160

Equity in earnings (losses) of unconsolidated businesses	(34)	1,902
Other income and (expense), net	75	(894)
Interest expense	(1,332)	(1,214)

Income Before Provision For Income Taxes	$6,669	$6,954

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2015 and 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband data and video, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 176,200 employees as of March 31, 2015.

As advances in technology have changed the ways that our customers interact in their personal and professional lives and that businesses operate, we have continued to focus our efforts around higher margin and growing areas of our business: wireless and wireline data and Strategic services, including cloud computing services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our wireless and wireline networks, invest in the fiber optic network that supports our wireless and wireline businesses, maintain our wireless and wireline networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in networks and platforms will drive innovative products and services and fuel our growth. Our wireless and wireline networks will continue to be the hallmark of our brand, and provide the fundamental strength upon which we build our competitive advantage.

Strategic Transactions

Spectrum Auction

On January 29, 2015, the Federal Communications Commission (FCC) completed an auction of 65 MHz of spectrum, which it identified as the Advanced Wireless Services (AWS)-3 band. Verizon participated in that auction and was the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. During the fourth quarter of 2014, we made a deposit of $0.9 billion related to our participation in this auction. During the first quarter of 2015, we submitted an application to the FCC and paid $9.5 billion to the FCC to complete payment for these licenses. On April 8, 2015, the FCC granted us these spectrum licenses.

Access Line Sale

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida and Texas, including FiOS Internet and Video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion, subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheet as of March 31, 2015. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of state and federal telecommunications regulatory approvals, and we expect this transaction to close during the first half of 2016.

The transaction will result in Frontier acquiring approximately 2.1 million copper lines, 1.5 million FiOS Internet subscribers, 1.2 million FiOS Video subscribers and the related ILEC businesses from Verizon. See Note 2 to the condensed consolidated financial statements for additional information.

Tower Monetization Transaction

During March 2015, we completed a transaction with American Tower Corporation (American Tower) pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion. Under the terms of the leases, American Tower has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As part of this transaction, we sold 162 towers for $0.1 billion. We will sublease capacity on the towers from American Tower for a minimum of 10 years at current market rates, with options to renew. As the leases expire, American Tower has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. We have accounted for the upfront payment as deferred rent and as a financing obligation.

Business Overview

Wireless

In our Wireless business, during the three months ended March 31, 2015 compared to the similar period in 2014, revenues grew 6.9%, driven by an 80.4% increase in equipment revenue primarily due to an increase in equipment sales under both Verizon Edge and the traditional subsidy model. The increased adoption of Verizon Edge resulted in a shift of revenue from service revenue to equipment revenue and a change in the timing of the recognition of revenue. At March 31, 2015, retail postpaid connections were 5.5% higher than at March 31, 2014, with smartphones representing 80% of our retail postpaid phone base at March 31, 2015 compared to 72% at March 31, 2014. As of March 31, 2015 and 2014, More Everything accounts represented approximately 65% and 50%, respectively, of our retail postpaid accounts. Nearly 86% of our total data traffic in March 2015 was carried on our 4G LTE network.

Wireline

In our Wireline business, revenues declined 2.0% during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to revenue declines in Global Enterprise resulting from lower voice services and data networking revenues, as well as the negative impact of foreign exchange rates. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. The decrease in revenues in our Wireline segment was partially offset by revenue increases in Consumer retail driven by FiOS. During the three months ended March 31, 2015, FiOS represented approximately 78% of Consumer retail revenue compared to approximately 74% during the similar period in 2014.

Trends

We are investing in innovative technology, like wireless networks, high-speed fiber and cloud services, to position ourselves at the center of growth trends of the future. During the three months ended March 31, 2015, these investments included acquisitions of wireless licenses of $9.6 billion and capital expenditures of $3.7 billion. See “Cash Flows Used in Investing Activities” and “Acquisitions and Divestitures” for additional information.

The increased adoption of Verizon Edge results in a shift of revenue from service revenue to equipment revenue and a change in the timing of the recognition of revenue and we expect this trend to continue.

Except to the extent described above, there have been no significant changes to the information related to trends affecting our business that was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On February 21, 2014, we completed the acquisition of Vodafone Group Plc’s (Vodafone) indirect 45% interest in Verizon Wireless (Wireless Transaction). As a result, our results reflect our 55% ownership of Verizon Wireless through the closing of the Wireless Transaction and reflect our full ownership of Verizon Wireless from the closing of the Wireless Transaction through March 31, 2014.

Corporate, eliminations and other includes unallocated corporate expenses such as certain pension and other employee benefit related costs, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, lease financing as well as the historical results of divested operations, other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period.

On July 1, 2014, our Wireline segment sold a non-strategic business. Accordingly, the historical Wireline results for these operations, which were not material to our condensed consolidated financial statements or our segment results of operations, have been reclassified to Corporate, eliminations and other to reflect comparable segment operating results. The results of operations related to this divestiture included within Corporate, eliminations and other are as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Impact of Divested Operations
Operating revenues	$–	$128
Cost of services and sales	–	120
Selling, general and administrative expense	–	2

Consolidated Revenues

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Wireless
Service revenue	$17,914	$17,987	$(73)	(0.4)%
Equipment and other	4,414	2,892	1,522	52.6

Total	22,328	20,879	1,449	6.9
Wireline
Mass Markets	4,592	4,464	128	2.9
Global Enterprise	3,263	3,471	(208)	(6.0)
Global Wholesale	1,524	1,583	(59)	(3.7)
Other	90	144	(54)	(37.5)

Total	9,469	9,662	(193)	(2.0)
Corporate, eliminations and other	187	277	(90)	(32.5)

Consolidated Revenues	$31,984	$30,818	$1,166	3.8

The increase in consolidated revenues during the three months ended March 31, 2015 compared to the similar period in 2014 was primarily due to higher revenues at Wireless, as well as higher Mass Markets revenues driven by FiOS services at our Wireline segment. Partially offsetting these increases were lower Global Enterprise revenues at our Wireline segment.

Wireless’ revenues increased $1.4 billion, or 6.9%, during the three months ended March 31, 2015 compared to the similar period in 2014 as a result of growth in equipment revenue. Equipment revenue increased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to an increase in equipment sales under both Verizon Edge and the traditional subsidy model. The percentage of phone activations on Verizon Edge increased to approximately 39% during the three months ended March 31, 2015 compared to approximately 13% during the similar period in 2014. The increased adoption of Verizon Edge resulted in a shift of revenue from service revenue to equipment revenue and a change in the timing of the recognition of revenue. Service revenue, which does not include recurring equipment installment billings related to Verizon Edge, decreased by $0.1 billion, or 0.4%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily driven by lower retail postpaid service revenue, which was negatively impacted by the shift of revenue from service revenue to equipment revenue as a result of more customers adopting Verizon Edge. During the three months ended March 31, 2015, retail postpaid connection net additions increased compared to the similar period in 2014 primarily due to an increase in retail postpaid connection gross additions as well as a decline in our retail postpaid connection churn rate. Retail postpaid connections per account increased as of March 31, 2015 compared to March 31, 2014 primarily due to the increased penetration of tablets.

Wireline’s revenues decreased $0.2 billion, or 2.0%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily as a result of declines in Global Enterprise, partially offset by higher Consumer retail revenues driven by FiOS services.

Mass Markets revenues increased $0.1 billion, or 2.9%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to the expansion of FiOS services (Voice, Internet and Video), including our FiOS Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased $0.2 billion, or 6.0%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to lower voice services and data networking revenues, the negative impact of foreign exchange rates and a decline in Core customer premise equipment revenues. Strategic services revenues also decreased primarily due to a decline in revenue from IP services.

Global Wholesale revenues decreased $0.1 billion, or 3.7%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to a decline in traditional voice and data revenues. Traditional voice revenues decreased primarily due to the effect of technology substitution. The decline in data revenues was driven by the continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities. During the three months ended March 31, 2015, we also experienced a decline in domestic wholesale connections.

Consolidated Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Cost of services and sales	$12,096	$11,189	$907	8.1%
Selling, general and administrative expense	7,939	8,332	(393)	(4.7)
Depreciation and amortization expense	3,989	4,137	(148)	(3.6)

Consolidated Operating Expenses	$24,024	$23,658	$366	1.5

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to an increase in cost of equipment sales of $1.0 billion at our Wireless segment as a result of an increase in the number of devices sold as well as an increase in the cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to a $0.4 billion decline in sales commission expense at our Wireless segment, which was driven by increased adoption of Verizon Edge.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to $0.1 billion of depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas which were classified as held for sale as of February 5, 2015, as well as declines in net depreciable assets at our Wireline segment, partially offset by an increase in net depreciable assets at our Wireless segment.

We expect to continue to benefit from depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, through the closing of the transaction with Frontier, which is expected to occur during the first half of 2016.

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

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Consolidated Operating Income	$7,960	$7,160
Add Depreciation and amortization expense	3,989	4,137

Consolidated EBITDA	$11,949	$11,297

Less Impact of divested operations	–	(6)

Consolidated Adjusted EBITDA	$11,949	$11,291

The changes in the table above during the three months ended March 31, 2015 compared to the similar period in 2014 were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Equity in Earnings (Losses) of Unconsolidated Businesses

Equity in earnings (losses) of unconsolidated businesses decreased $1.9 billion during the three months ended March 31, 2015, compared to the similar period in 2014, primarily due to the gain of $1.9 billion recorded on the sale of our interest in Vodafone Omnitel N.V. (Vodafone Omnitel) during the first quarter of 2014 (Omnitel Transaction), which was part of the consideration for the Wireless Transaction completed on February 21, 2014.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Interest income	$43	$22	$21	95.5%
Other, net	32	(916)	948	nm

Total	$75	$(894)	$969	nm

nm – not meaningful

Other income and (expense), net changed favorably during the three months ended March 31, 2015 compared to the similar period in 2014 primarily driven by net early debt redemption costs of $0.9 billion recorded during the first quarter of 2014 (see “Other Items”).

Interest Expense

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Total interest costs on debt balances	$1,383	$1,350	$33	2.4%
Less capitalized interest costs	51	136	(85)	(62.5)

Total	$1,332	$1,214	$118	9.7

Average debt outstanding	$115,494	$103,164
Effective interest rate	4.8%	5.2%

Total interest costs on debt balances increased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to higher average debt balances, partially offset by a lower effective interest rate (see “Consolidated Financial Condition”). Also contributing to the increase in interest expense were lower capitalized interest costs during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to a decrease in wireless licenses that are currently under development.

Provision for Income Taxes

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Provision for income taxes	$2,331	$968	$1,363	nm
Effective income tax rate	35.0%	13.9%

nm – not meaningful

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate and the provision for income taxes during the three months ended March 31, 2015 compared to the similar period in 2014 was primarily due to additional income taxes on the incremental income in the current period from the Wireless Transaction completed on February 21, 2014, as well as the utilization of certain tax credits in connection with the Omnitel Transaction in 2014.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.5 billion at March 31, 2015 and $1.8 billion at December 31, 2014. Interest and penalties related to unrecognized tax benefits were $0.2 billion (after-tax) at March 31, 2015 and December 31, 2014. The decrease in unrecognized tax benefits was primarily due to an internal restructure that eliminated certain state unrecognized tax benefits.

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

Net Income Attributable to Noncontrolling Interests

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Net income attributable to noncontrolling interests	$119	$2,039	$(1,920)	(94.2)%

The decrease in Net income attributable to noncontrolling interests during the three months ended March 31, 2015 compared to the similar period in 2014 was primarily due to the completion of the Wireless Transaction on February 21, 2014. The noncontrolling interests that remained after the completion of the Wireless Transaction primarily relate to wireless partnership entities.

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

Wireless EBITDA margin is calculated by dividing Wireless EBITDA by total Wireless revenues. Wireless Segment EBITDA service margin, also presented below, is calculated by dividing Wireless Segment EBITDA by Wireless service revenues. Wireless Segment EBITDA service margin utilizes service revenues rather than total revenues. Service revenues primarily exclude equipment revenues in order to reflect the impact of providing service to the wireless customer base on an ongoing basis. Wireline EBITDA margin is calculated by dividing Wireline EBITDA by total Wireline revenues. You can find additional information about our segments in Note 10 to the condensed consolidated financial statements.

Wireless

Our Wireless segment provides wireless communications services across one of the most extensive wireless networks in the United States and is doing business as Verizon Wireless. We provide these services and equipment sales to consumer, business and government customers in the United States on a postpaid and prepaid basis. Postpaid connections represent individual lines of service for which a customer is billed in advance a monthly access charge in return for a monthly network service allowance, and usage beyond the allowances is billed monthly in arrears. Our prepaid service enables individuals to obtain wireless services without a long-term contract or credit verification by paying for all services in advance.

All financial results included in the tables below reflect the consolidated results of Verizon Wireless.

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,		Increase/
(dollars in millions, except ARPA)	2015	2014	(Decrease)
Retail service	$17,143	$17,246	$(103)	(0.6)%
Other service	771	741	30	4.0

Service revenue	17,914	17,987	(73)	(0.4)

Equipment	3,373	1,870	1,503	80.4
Other	1,041	1,022	19	1.9

Equipment and other	4,414	2,892	1,522	52.6

Total Operating Revenues	$22,328	$20,879	$1,449	6.9

Connections (‘000):(1)
Retail connections	108,582	103,330	5,252	5.1
Retail postpaid connections	102,637	97,273	5,364	5.5

Net additions in period (‘000):(2)
Retail connections	377	549	(172)	(31.3)
Retail postpaid connections	565	539	26	4.8

Churn Rate:
Retail connections	1.33%	1.37%
Retail postpaid connections	1.03%	1.07%

Account Statistics:
Retail postpaid ARPA	$156.14	$159.67	$(3.53)	(2.2)
Retail postpaid accounts (‘000)(1)	35,516	35,061	455	1.3
Retail postpaid connections per account(1)	2.89	2.77	0.12	4.3

(1)	As of end of period
(2)	Excluding acquisitions and adjustments

Wireless’ total operating revenues increased by $1.4 billion, or 6.9%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily as a result of growth in equipment revenue.

Accounts and Connections

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

Retail connections under an account may include: smartphones, basic phones, tablets, LTE Internet (Installed) and other connected devices. Retail postpaid connection net additions increased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to an increase in retail postpaid connection gross additions as well as a decline in our retail postpaid connection churn rate. Higher retail postpaid connection gross additions were driven by gross additions of tablets. During the three months ended March 31, 2015, our retail postpaid connection net additions included approximately 785 thousand tablets, as compared to 634 thousand tablets in the similar period in 2014.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 4.3% as of March 31, 2015 compared to March 31, 2014, primarily due to the increased penetration of tablets.

Service Revenue

Service revenue, which does not include recurring equipment installment billings related to Verizon Edge, decreased by $0.1 billion, or 0.4%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily driven by lower retail postpaid service revenue, which was negatively impacted as a result of more customers adopting Verizon Edge. This decrease was partially offset by an increase in retail postpaid connections as well as the continued increase in penetration of tablets through our More Everything plans.

The decrease in retail postpaid ARPA (the average revenue per account from retail postpaid accounts), which does not include recurring equipment installment billings related to Verizon Edge, during the three months ended March 31, 2015 compared to the similar period in 2014 was negatively impacted as more customers adopted Verizon Edge, which resulted in a shift of revenue from service revenue to equipment revenue and a change in the timing of the recognition of revenue. Partially offsetting the impact of the increased adoption of Verizon Edge was an increase in both our retail postpaid connections per account and smartphone penetration during the three months ended March 31, 2015 compared to the similar period in 2014. As of March 31, 2015, we experienced a 4.3% increase in retail postpaid connections per account compared to March 31, 2014, with smartphones representing 80% of our retail postpaid phone base as of March 31, 2015 compared to 72% as of March 31, 2014. The increase in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 14.8% of our retail postpaid connection base as of March 31, 2015 compared to 11.3% as of March 31, 2014, primarily due to tablet activations.

Equipment and Other Revenue

Equipment and other revenue increased by $1.5 billion, or 52.6%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to an increase in equipment sales under both Verizon Edge and the traditional subsidy model. The percentage of phone activations on Verizon Edge increased to approximately 39% during the three months ended March 31, 2015 compared to approximately 13% during the similar period in 2014. The increased adoption of Verizon Edge results in a shift of revenue from service revenue to equipment revenue and a change in the timing of the recognition of revenue.

Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Cost of services and sales	$6,959	$5,856	$1,103	18.8%
Selling, general and administrative expense	5,369	5,644	(275)	(4.9)
Depreciation and amortization expense	2,190	2,061	129	6.3

Total Operating Expenses	$14,518	$13,561	$957	7.1

Cost of Services and Sales

Cost of services and sales increased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to an increase in cost of equipment sales of $1.0 billion as a result of an increase in the number of devices sold as well as an increase in the cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to a $0.4 billion decline in sales commission expense, which was driven by increased adoption of Verizon Edge.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2015 compared to the similar period in 2014 primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Segment Operating Income	$7,810	$7,318	$492	6.7%
Add Depreciation and amortization expense	2,190	2,061	129	6.3

Segment EBITDA	$10,000	$9,379	$621	6.6

Segment operating income margin	35.0%	35.0%
Segment EBITDA margin	44.8%	44.9%
Segment EBITDA service margin	55.8%	52.1%

The changes in the table above during the three months ended March 31, 2015 compared to the similar period in 2014 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Consumer retail	$3,992	$3,840	$152	4.0%
Small business	600	624	(24)	(3.8)

Mass Markets	4,592	4,464	128	2.9

Strategic services	2,048	2,071	(23)	(1.1)
Core	1,215	1,400	(185)	(13.2)

Global Enterprise	3,263	3,471	(208)	(6.0)

Global Wholesale	1,524	1,583	(59)	(3.7)
Other	90	144	(54)	(37.5)

Total Operating Revenues	$9,469	$9,662	$(193)	(2.0)

Connections (‘000):(1)
Total voice connections	19,475	20,733	(1,258)	(6.1)

Total Broadband connections	9,246	9,031	215	2.4
FiOS Internet subscribers	6,749	6,170	579	9.4
FiOS Video subscribers	5,739	5,319	420	7.9

(1)	As of end of period

Wireline’s revenues decreased $0.2 billion, or 2.0%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily as a result of declines in Global Enterprise, partially offset by higher Consumer retail revenues driven by FiOS services.

Mass Markets

Mass Markets operations provide broadband services (including high-speed Internet, FiOS Internet and FiOS Video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues increased $0.1 billion, or 2.9%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to the expansion of FiOS services (Voice, Internet and Video), including our FiOS Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues. FiOS represented approximately 78% of Consumer retail revenue during the three months ended March 31, 2015 compared to approximately 74% during the similar period in 2014.

Since April 1, 2014, we grew our subscriber base by 0.6 million FiOS Internet subscribers and 0.4 million FiOS Video subscribers, while also improving penetration rates within our FiOS service areas. As of March 31, 2015, we achieved penetration rates of 41.5% and 36.0% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 39.7% and 35.0% for FiOS Internet and FiOS Video, respectively, as of March 31, 2014.

The increase in Mass Markets revenues was partially offset by the decline of local exchange revenues primarily due to a 5.3% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. There was also a decline in Small business retail voice connections, reflecting competition and a shift to both IP and high-speed circuits, primarily in areas outside of our FiOS footprint.

Global Enterprise

Global Enterprise offers Strategic services and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.2 billion, or 6.0%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to a $0.1 billion, or 13.7%, decline related to lower voice services and data networking revenues, which consist of traditional circuit-based services such as frame relay, private line and legacy voice and data services as well as the negative impact of foreign exchange rates. Also contributing to the decrease was a decline in Core customer premise equipment revenues. The decrease in Strategic services revenues of 1.1% was primarily due to a decline in revenue from IP services, partially offset by growth in our application services, such as our contact center solutions and cloud and data center offerings.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion, or 3.7%, during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to a decline in traditional voice and data revenues. The traditional voice revenue declines are primarily due to the effect of technology substitution, which resulted in a decrease in minutes of use. During the three months ended March 31, 2015, we also experienced a 6.0% decline in domestic wholesale connections. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition. Data revenue declines were driven by the continuing demand for high-speed digital data services from fiber-to-the-cell customers upgrading their core data circuits to Ethernet facilities. As a result of the customer migrations, at March 31, 2015, the number of core data circuits experienced a 14.4% decline compared to March 31, 2014.

Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Cost of services and sales	$5,287	$5,339	$(52)	(1.0)%
Selling, general and administrative expense	2,031	2,149	(118)	(5.5)
Depreciation and amortization expense	1,746	2,033	(287)	(14.1)

Total Operating Expenses	$9,064	$9,521	$(457)	(4.8)

Cost of Services and Sales

During the three months ended March 31, 2015, Cost of services and sales decreased compared to the similar period in 2014 primarily due to a decline in access costs of $0.1 billion driven by declines in overall wholesale long distance volumes and a decrease in employee costs as a result of reduced headcount, as well as a decrease in costs related to customer premise equipment. Partially offsetting these decreases was an increase in content costs of $0.1 billion associated with continued FiOS subscriber growth and programming license fee increases.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended March 31, 2015, compared to the similar period in 2014 primarily due to declines in employee costs as a result of reduced headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three months ended March 31, 2015, compared to the similar period in 2014 primarily due to $0.1 billion of depreciation and amortization expense not being recorded on our assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, as well as decreases in net depreciable assets.

We expect to continue to benefit from depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, through the closing of the transaction with Frontier, which is expected to occur in the first half of 2016.

Segment Operating Income and EBITDA

	Three Months Ended March 31,		Increase/
(dollars in millions)	2015	2014	(Decrease)
Segment Operating Income	$405	$141	$264	nm
Add Depreciation and amortization expense	1,746	2,033	(287)	(14.1)%

Segment EBITDA	$2,151	$2,174	$(23)	(1.1)

Segment operating income margin	4.3%	1.5%
Segment EBITDA margin	22.7%	22.5%

nm – not meaningful

The changes in the table above during the three months ended March 31, 2015 compared to the similar period in 2014 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Other Items

Gain on Sale of Omnitel Interest

As a result of the sale of the Omnitel Interest on February 21, 2014, which was part of the consideration for the Wireless Transaction, we recorded a gain of $1.9 billion in Equity in earnings (losses) of unconsolidated businesses on our condensed consolidated statement of income for the three months ended March 31, 2014.

Early Debt Redemption Costs

During March 2014, we recorded net debt redemption costs of $0.9 billion in connection with the early redemption of $1.25 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, and the purchase of the following notes pursuant to a tender offer: $0.7 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 6.10% Notes due 2018, $0.8 billion of the then outstanding $1.5 billion aggregate principal amount of Verizon 5.50% Notes due 2018, $0.6 billion of the then outstanding $1.3 billion aggregate principal amount of Verizon 8.75% Notes due 2018, $0.7 billion of the then outstanding $1.25 billion aggregate principal amount of Verizon 5.55% Notes due 2016, $0.4 billion of the then outstanding $0.75 billion aggregate principal amount of Verizon 5.50% Notes due 2017, $0.6 billion of the then outstanding $1.0 billion aggregate principal amount of Cellco Partnership and Verizon Wireless Capital LLC 8.50% Notes due 2018, $0.2 billion of the then outstanding $0.3 billion aggregate principal amount of Alltel Corporation 7.00% Debentures due 2016 and $0.3 billion of the then outstanding $0.6 billion aggregate principal amount of GTE Corporation 6.84% Debentures due 2018.

Wireless Transaction Costs

As a result of the third-party indebtedness incurred to finance the Wireless Transaction, we incurred interest expense of $0.4 billion during the three months ended March 31, 2014. This amount represents only the interest expense incurred prior to the closing of the Wireless Transaction.

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

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Cash Flows Provided By (Used In)
Operating activities	$10,169	$7,139	$3,030
Investing activities	(13,176)	(4,531)	(8,645)
Financing activities	(3,205)	(53,229)	50,024

Decrease In Cash and Cash Equivalents	$(6,212)	$(50,621)	$44,409

We use the net cash generated from our operations to fund network expansion and modernization, service and repay external financing, pay dividends, invest in new businesses and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are primarily held domestically in diversified accounts and are invested to maintain principal and liquidity. Accordingly, we do not have significant exposure to foreign currency fluctuations. See “Market Risk” for additional information regarding our foreign currency risk management strategies.

Our available external financing arrangements include an active commercial paper program, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the three months ended March 31, 2015 increased by $3.0 billion compared to the similar period in 2014 primarily due to $2.4 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator (see Note 2) as well as $1.3 billion of cash proceeds related to the sale of wireless equipment installment receivables. The increase in Cash flows provided by operating activities was partially offset by a $0.3 billion increase in interest payments.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be a primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Wireless	$2,419	$2,554
Wireline	1,077	1,385
Other	169	211

	$3,665	$4,150

Total as a percentage of revenue	11.5%	13.5%

Capital expenditures decreased at Wireless during the three months ended March 31, 2015 compared to the similar period in 2014 primarily due to the timing of investments to increase the capacity of our 4G LTE network. Capital expenditures declined at Wireline as a result of decreased FiOS and legacy spending requirements.

Acquisitions

On January 29, 2015, the FCC completed an auction of 65 MHz of spectrum, which it identified as the AWS-3 band. Verizon participated in that auction and was the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. During the fourth quarter of 2014, we made a deposit of $0.9 billion related to our participation in this auction. During January 2015, we entered into a term loan agreement with a major financial institution, pursuant to which we borrowed $6.5 billion for general corporate purposes, including the acquisition of spectrum licenses. During the first quarter of 2015, we paid $9.5 billion to the FCC to complete payment for these licenses. The proceeds from the Tower Monetization Transaction, which we received in March 2015, were used to prepay $5.0 billion of the term loan outstanding. See Note 2 to the condensed consolidated financial statements for additional information regarding the Tower Monetization Transaction and Note 4 to the condensed consolidated financial statements for additional information regarding the term loan agreement.

In February 2014, Verizon acquired a business dedicated to the development of IP television for cash consideration that was not significant.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2015 and 2014, net cash used in financing activities was $3.2 billion and $53.2 billion, respectively. The change in cash flows used in financing activities during the three months ended March 31, 2015 as compared to the similar period in 2014 was primarily driven by the use of $58.89 billion as part of the consideration for the Wireless Transaction, which was completed on February 21, 2014.

During the first quarter of 2015, our net cash used in financing activities of $3.2 billion was primarily driven by repayments of long-term borrowings and capital lease obligations of $5.6 billion, the payment of $5.0 billion related to our accelerated share repurchase agreement, as well as $2.2 billion paid in cash dividends. These uses of cash were partially offset by $6.5 billion of borrowings under a term loan agreement which was used for general corporate purposes, including the acquisition of spectrum licenses, as well as $2.7 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers that we continue to occupy and use for network operations.

Proceeds from and Repayments of Long-Term Borrowings

At March 31, 2015, our total debt increased to $113.4 billion as compared to $113.3 billion at December 31, 2014. Since the substantial majority of our total debt portfolio consists of fixed rate indebtedness, changes in interest rates do not have a material effect on our interest payments. During the three months ended March 31, 2015 and 2014, our effective interest rate was 4.8% and 5.2%, respectively. See Note 4 to the condensed consolidated financial statements for additional details regarding our debt activity.

At March 31, 2015, approximately $8.7 billion, or 7.7%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily the Euro and British Pound Sterling. We have entered into cross currency swaps in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See “Market Risk” for additional information.

See “Other Items” for additional information related to the early debt redemption costs incurred during the first quarter of 2014.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Other Credit Facilities

As of March 31, 2015, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Other, net

The change in Other, net financing activities during the three months ended March 31, 2015 compared to the similar period in 2014 was primarily driven by $2.7 billion of cash proceeds received related to the Tower Monetization Transaction, which relates to the portion of the towers that we continue to occupy and use for network operations.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the three months ended March 31, 2015, we paid $2.2 billion in cash dividends.

Common Stock

Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the three months ended March 31, 2015.

However, in February 2015, the Verizon Board of Directors authorized Verizon to enter into an accelerated share repurchase (ASR) agreement to repurchase $5.0 billion of the Company’s common stock. The total number of shares that Verizon will repurchase under the ASR agreement will be based generally upon the volume-weighted average share price of Verizon’s common stock during the term of the transaction. On February 10, 2015, in exchange for an upfront payment totaling $5.0 billion, Verizon received an initial delivery of 86.2 million shares having a value of approximately $4.25 billion. Final settlement of the transaction under the ASR agreement, including delivery of the remaining shares, if any, that Verizon is entitled to receive, is scheduled to occur in the second quarter of 2015.

Covenants

Our credit agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, pay taxes, maintain insurance with responsible and reputable insurance companies, preserve our corporate existence, keep appropriate books and records of financial transactions, maintain our properties, provide financial and other reports to our lenders, limit pledging and disposition of assets and mergers and consolidations, and other similar covenants. Additionally, the term loan credit agreements require us to maintain a leverage ratio (as such term is defined in those agreements) not in excess of 3.50:1.00 until our credit ratings are equal to or higher than A3 and A-. See Note 4 to the condensed consolidated financial statements for additional details related to our term loan credit agreement.

We and our consolidated subsidiaries are in compliance with all of our financial and restrictive covenants.

Decrease In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2015 totaled $4.4 billion, a $6.2 billion decrease compared to Cash and cash equivalents at December 31, 2014 primarily as a result of the factors discussed above.

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

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Net cash provided by operating activities	$10,169	$7,139	$3,030
Less Capital expenditures (including capitalized software)	3,665	4,150	(485)

Free cash flow	$6,504	$2,989	$3,515

The change in Free cash flow during the three months ended March 31, 2015 compared to the similar period in 2014 was primarily due to $2.4 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator (see Note 2) as well as $1.3 billion of cash proceeds related to the sale of wireless equipment installment receivables and a $0.5 billion decrease in capital expenditures, partially offset by a $0.3 billion increase in interest payments. Subsequent to the completion of the Wireless Transaction on February 21, 2014, we have full access to all of the cash flows generated by our wireless business.

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposure to various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. We posted collateral of approximately $0.8 billion and $0.6 billion related to derivative contracts under collateral exchange arrangements at March 31, 2015 and December 31, 2014, respectively. During the first quarter of 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote. As such, we do not expect that our results of operations or financial condition will be materially affected by these risk management strategies.

 Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2015, approximately 85% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three months ended March 31, 2015.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. At March 31, 2015 and December 31, 2014, these swaps had a notional value of $2.0 billion. We designated these contracts as cash flow hedges. The fair value of these contracts was $0.3 billion and $0.2 billion at March 31, 2015 and December 31, 2014, respectively, which was included within Other liabilities on our condensed consolidated balance sheets.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At March 31, 2015, our primary translation exposure was to the Euro and British Pound Sterling.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $1.4 billion at March 31, 2015 and $0.6 billion at December 31, 2014, which were primarily included within Other liabilities on our condensed consolidated balance sheets. At March 31, 2015 and December 31, 2014, the total notional amount of the cross currency swaps was $10.3 billion. During the three months ended March 31, 2015 and 2014, a pre-tax loss of $0.9 billion and an immaterial pre-tax gain, respectively, were recognized in Other comprehensive loss.

Acquisitions and Divestitures

Wireless

Spectrum License Transactions

On January 29, 2015, the FCC completed an auction of 65 MHz of spectrum, which it identified as the AWS-3 band. Verizon participated in that auction and was the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. During the fourth quarter of 2014, we made a deposit of $0.9 billion related to our participation in this auction. During the first quarter of 2015, we submitted an application to the FCC and paid $9.5 billion to the FCC to complete payment for these licenses. On April 8, 2015, the FCC granted us these spectrum licenses.

From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our network while also resulting in a more efficient use of spectrum. See Note 2 to the condensed consolidated financial statements for additional details regarding our spectrum license transactions.

Tower Monetization Transaction

During March 2015, we completed a transaction with American Tower pursuant to which American Tower acquired the exclusive right to lease, acquire or otherwise operate and manage many of our wireless towers for an upfront payment of $5.1 billion, which also included payment for the sale of 162 towers. See Note 2 to the condensed consolidated financial statements for additional information.

Wireline

Access Line Sale

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida, and Texas, including FiOS Internet and Video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion, subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s ILECs in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheet as of March 31, 2015. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of state and federal telecommunications regulatory approvals, and we expect this transaction to close during the first half of 2016.

The transaction will result in Frontier acquiring approximately 2.1 million copper lines, 1.5 million FiOS Internet subscribers, 1.2 million FiOS Video subscribers and the related ILEC businesses from Verizon. This business generated revenues of approximately $5.4 billion, excluding revenue with affiliates, for Verizon in 2014. The operating results of this business are included within our Wireline segment for all periods presented.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

Verizon offers many different broadband services. Traditionally, the FCC has recognized that broadband Internet access services are “information services” subject to a “light touch” regulatory approach rather than the traditional, utilities-style regulations that apply to traditional voice services. In its order imposing so-called “network neutrality” rules, the FCC reversed course in 2015 and declared that broadband Internet access services will now be treated as “telecommunications services” subject to common carriage regulation under Title II of the Communications Act of 1934. This decision creates uncertainty concerning the level of regulation that will apply to broadband services going forward. These regulations will limit the ways that broadband Internet access service providers can structure business arrangements and manage their networks and could spur additional restrictions, including rate regulation, that could adversely affect broadband investment and innovation. The FCC’s decision is being challenged in court, and the proper scope of such regulations is also being debated in Congress. Verizon remains committed to the open Internet which provides consumers with competitive choices and unblocked access to lawful websites and content when, where, and how they want, and our commitment to our customers can be found on our website at http://responsibility.verizon.com/broadband-commitment. Verizon opposes the shift to utilities style regulation, however, which we believe is unnecessary, unlawful and harmful to the broader Internet ecosystem and our customers.

Except to the extent described above, there have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of March 31, 2015.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2015.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On September 15, 2010, the U.S. Bank National Association (U.S. Bank), as Litigation Trustee for the Idearc Inc. Litigation Trust (Litigation Trust), filed suit in U.S. District Court for the Northern District of Texas against Verizon and certain subsidiaries challenging the November 2006 spin-off of Verizon’s former directories business then known as Idearc Inc. U.S. Bank, which represents a group of creditors who filed claims in Idearc’s bankruptcy, alleged that Idearc was insolvent at the time of the spin-off or became insolvent shortly thereafter. The Litigation Trust sought over $9 billion in damages. In its June 18, 2013 decision, the District Court entered judgment for Verizon and its subsidiaries and ruled that U.S. Bank would “take nothing” on its claims. U.S. Bank appealed the decision to the U.S. Court of Appeals for the Fifth Circuit, which upheld the District Court’s decision on July 30, 2014. The Litigation Trust sought review of the decision by the United States Supreme Court. The Supreme Court denied that request for review by order issued on February 23, 2015. As a result, this matter is concluded.

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

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level could restrict the ways in which we manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, in its order imposing so-called “network neutrality” regulations, the FCC recently reversed course on the longstanding “light touch” approach and “reclassified” broadband Internet access services as telecommunications services subject to utilities-style common carriage regulation. While the full scope and effect of this new regulatory approach is uncertain, these rules limit the ways that a broadband Internet access service provider can structure business arrangements and manage its network and open the door to additional restrictions, including rate regulation that could adversely affect broadband investment and innovation. These rules are being challenged in the courts and Congress, but the outcome and timing of those challenges remains uncertain. As another example, we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services. The further regulation of broadband, wireless and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

Except to the extent described above, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the three months ended March 31, 2015.

However, in February 2015, the Verizon Board of Directors authorized Verizon to enter into an ASR agreement to repurchase $5.0 billion of the Company’s common stock. The total number of shares that Verizon will repurchase under the ASR agreement will be based generally upon the volume-weighted average share price of Verizon’s common stock during the term of the transaction. On February 10, 2015, in exchange for an upfront payment totaling $5.0 billion, Verizon received an initial delivery of 86.2 million shares having a value of approximately $4.25 billion. Final settlement of the transaction under the ASR agreement, including delivery of the remaining shares, if any, that Verizon is entitled to receive, is scheduled to occur in the second quarter of 2015.

The following table provides information about repurchases of Verizon’s common stock during the three months ended March 31, 2015 by Verizon or any “affiliated purchaser” of Verizon, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2015 ASR(1)	86,239,083	$ 49.28	86,239,083	$ 750,000,000

(1)

The total number of shares purchased represents those shares delivered in advance of the final settlement of the ASR and may not represent the final number of shares to be delivered under the ASR. The total number of shares that Verizon will repurchase under the ASR agreement, and therefore the average price paid per share, will be based generally upon the volume-weighted average share price of Verizon’s common stock during the term of the transaction. Final settlement of the transaction under the ASR agreement, including delivery of the remaining shares, if any, that Verizon is entitled to receive, is scheduled to occur during or before June 2015.

Item 6. Exhibits

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan – Performance Stock Unit Agreement 2015-2017 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan – Restricted Stock Unit Agreement 2015-2017 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 28, 2015	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan – Performance Stock Unit Agreement 2015-2017 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan – Restricted Stock Unit Agreement 2015-2017 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.