Form 10-Q
period 2015-06-30
VERIZON COMMUNICATIONS INC
filed 2015-07-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

At June 30, 2015, 4,065,691,468 shares of the registrant’s common stock were outstanding, after deducting 176,682,772 shares held in treasury.

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2015	2014	2015	2014

Operating Revenues
Service revenues and other	$28,363	$29,096	$56,974	$58,045
Wireless equipment revenues	3,861	2,387	7,234	4,256

Total Operating Revenues	32,224	31,483	64,208	62,301

Operating Expenses
Cost of services (exclusive of items shown below)	6,994	7,094	13,982	14,184
Wireless cost of equipment	5,455	4,993	10,563	9,092
Selling, general and administrative expense	7,974	7,550	15,913	15,882
Depreciation and amortization expense	3,980	4,161	7,969	8,298

Total Operating Expenses	24,403	23,798	48,427	47,456

Operating Income	7,821	7,685	15,781	14,845
Equity in earnings (losses) of unconsolidated businesses	(18)	(43)	(52)	1,859
Other income and (expense), net	32	66	107	(828)
Interest expense	(1,208)	(1,164)	(2,540)	(2,378)

Income Before Provision For Income Taxes	6,627	6,544	13,296	13,498
Provision for income taxes	(2,274)	(2,220)	(4,605)	(3,188)

Net Income	$4,353	$4,324	$8,691	$10,310

Net income attributable to noncontrolling interests	$122	$110	$241	$2,149
Net income attributable to Verizon	4,231	4,214	8,450	8,161

Net Income	$4,353	$4,324	$8,691	$10,310

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.04	$1.02	$2.06	$2.15
Weighted-average shares outstanding (in millions)	4,079	4,147	4,097	3,789

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.04	$1.01	$2.06	$2.15
Weighted-average shares outstanding (in millions)	4,085	4,153	4,103	3,795

Dividends declared per common share	$0.55	$0.53	$1.10	$1.06

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions) (unaudited)	2015	2014	2015	2014

Net Income	$4,353	$4,324	$8,691	$10,310
Other comprehensive loss, net of taxes
Foreign currency translation adjustments	54	9	(87)	(940)
Unrealized loss on cash flow hedges	(93)	(81)	(106)	(164)
Unrealized gain (loss) on marketable securities	(12)	11	(9)	12
Defined benefit pension and postretirement plans	(44)	(41)	(88)	(78)

Other comprehensive loss attributable to Verizon	(95)	(102)	(290)	(1,170)
Other comprehensive loss attributable to noncontrolling interests	–	–	–	(23)

Total Comprehensive Income	$4,258	$4,222	$8,401	$9,117

Comprehensive income attributable to noncontrolling interests	$122	$110	$241	$2,126
Comprehensive income attributable to Verizon	4,136	4,112	8,160	6,991

Total Comprehensive Income	$4,258	$4,222	$8,401	$9,117

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2015	At December 31, 2014

Assets
Current assets
Cash and cash equivalents	$3,008	$10,598
Short-term investments	309	555
Accounts receivable, net of allowances of $740 and $739	13,444	13,993
Inventories	1,149	1,153
Assets held for sale	774	552
Prepaid expenses and other	2,818	2,772

Total current assets	21,502	29,623

Plant, property and equipment	213,661	230,508
Less accumulated depreciation	131,129	140,561

	82,532	89,947

Investments in unconsolidated businesses	794	802
Wireless licenses	86,321	75,341
Goodwill	25,429	24,639
Other intangible assets, net	7,983	5,728
Non-current assets held for sale	9,647	–
Deposit for wireless licenses	–	921
Other assets	6,545	5,707

Total assets	$240,753	$232,708

Liabilities and Equity
Current liabilities
Debt maturing within one year	$4,206	$2,735
Accounts payable and accrued liabilities	16,953	16,680
Liabilities related to assets held for sale	457	–
Other	9,029	8,649

Total current liabilities	30,645	28,064

Long-term debt	109,465	110,536
Employee benefit obligations	32,711	33,280
Deferred income taxes	42,945	41,578
Non-current liabilities related to assets held for sale	942	–
Other liabilities	11,171	5,574

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	11,167	11,155
Reinvested earnings	6,418	2,447
Accumulated other comprehensive income	821	1,111
Common stock in treasury, at cost	(7,741)	(3,263)
Deferred compensation – employee stock ownership plans and other	326	424
Noncontrolling interests	1,459	1,378

Total equity	12,874	13,676

Total liabilities and equity	$240,753	$232,708

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2015	2014

Cash Flows from Operating Activities
Net Income	$8,691	$10,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,969	8,298
Employee retirement benefits	561	562
Deferred income taxes	826	253
Provision for uncollectible accounts	744	473
Equity in earnings (losses) of unconsolidated businesses, net of dividends received	72	(1,841)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	416	(847)
Other, net	(373)	(2,404)

Net cash provided by operating activities	18,906	14,804

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,153)	(8,494)
Acquisitions of investments and businesses, net of cash acquired	(3,225)	(179)
Acquisitions of wireless licenses	(9,677)	(271)
Proceeds from dispositions of wireless licenses	–	2,367
Other, net	884	231

Net cash used in investing activities	(20,171)	(6,346)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	6,497	20,245
Repayments of long-term borrowings and capital lease obligations	(5,797)	(11,317)
Increase (decrease) in short-term obligations, excluding current maturities	(106)	279
Dividends paid	(4,266)	(3,583)
Proceeds from sale of common stock	–	34
Purchase of common stock for treasury	(5,074)	–
Acquisition of noncontrolling interest	–	(58,886)
Other, net	2,421	(2,982)

Net cash used in financing activities	(6,325)	(56,210)

Decrease in cash and cash equivalents	(7,590)	(47,752)
Cash and cash equivalents, beginning of period	10,598	53,528

Cash and cash equivalents, end of period	$3,008	$5,776

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

Earnings Per Common Share

There were a total of approximately 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2015, respectively. There were a total of approximately 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2014, respectively.

Recently Adopted Accounting Standards

During the first quarter of 2015, we adopted the accounting standard update related to the reporting of discontinued operations and disclosures of disposals of components of an entity, which changes the criteria for reporting discontinued operations. As a result of this standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The prospective adoption of this standard update did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In May 2015, the accounting standard update related to disclosures for investments in certain entities that calculate net asset value per share was issued. This standard update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This standard update is effective as of the first quarter of 2016 and will be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

In April 2015, the accounting standard update related to the simplification of the presentation of debt issuance costs was issued. This standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This standard update is effective as of the first quarter of 2016; however, earlier adoption is permitted. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

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

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. In July 2015, the Financial Accounting Standards Board voted to delay the effective date of this standard until the first quarter of 2018. Companies are permitted to early adopt the standard in the first quarter of 2017.

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

Wireless

Spectrum License Transactions

On January 29, 2015, the Federal Communications Commission (FCC) completed an auction of 65 MHz of spectrum, which it identified as the Advanced Wireless Services (AWS)-3 band. Verizon participated in that auction and was the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. During the fourth quarter of 2014, we made a deposit of $0.9 billion related to our participation in this auction. During the first quarter of 2015, we submitted an application to the FCC and paid $9.5 billion to the FCC to complete payment for these licenses. The cash payment of $9.5 billion is classified within Acquisitions of wireless licenses on our condensed consolidated statement of cash flows for the six months ended June 30, 2015. On April 8, 2015, the FCC granted us these spectrum licenses.

During the first quarter of 2015, we completed a license exchange transaction with affiliates of AT&T Inc. to exchange certain AWS and Personal Communication Services (PCS) spectrum licenses and as a result we recorded an immaterial gain.

During July 2015, we entered into a license exchange agreement with an affiliate of T-Mobile USA, Inc., which provides for the exchange of certain AWS and PCS spectrum licenses. This non-cash exchange is expected to be completed near the end of 2015.

During the three and six months ended June 30, 2015, we acquired or exchanged various other wireless licenses for cash consideration that was not significant.

Tower Monetization Transaction

During March 2015, we completed a transaction with American Tower Corporation (American Tower) pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion. Under the terms of the leases, American Tower has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As part of this transaction, we also sold 162 towers for $0.1 billion. We will sublease capacity on the towers from American Tower for a minimum of 10 years at current market rates, with options to renew. As the leases expire, American Tower has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The upfront payment, including the towers sold, which is primarily included within Other liabilities on our condensed consolidated balance sheet, is accounted for as deferred rent and as a financing obligation. The $2.4 billion accounted for as deferred rent, which is presented within Other, net cash flows provided by operating activities, relates to the portion of the towers for which the right-of-use has passed to the tower operator. The $2.7 billion accounted for as a financing obligation, which is presented within Other, net cash flows used in financing activities, relates to the portion of the towers that we continue to occupy and use for network operations.

Wireline

Access Line Sale

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida, and Texas, including FiOS Internet and Video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion, subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheet as of June 30, 2015. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of state and federal telecommunications regulatory approvals, and we expect this transaction to close during the first half of 2016.

Based on the number of connections as of December 31, 2014, the transaction will result in Frontier acquiring approximately 3.7 million voice connections, 1.5 million FiOS Internet subscribers, 1.2 million FiOS Video subscribers and the related ILEC businesses from Verizon. This business generated annual revenues of approximately $5.4 billion, excluding revenue with affiliates, for Verizon in 2014. The operating results of this business are included within our Wireline segment for all periods presented.

The following table summarizes the major classes of assets and liabilities of our local exchange and related landline activities in California, Florida and Texas which are classified as held for sale on our condensed consolidated balance sheet as of June 30, 2015:

(dollars in millions)
Assets held for sale:
Accounts receivable	$437
Prepaid expense and other	68

Total current assets held for sale	505

Plant, property and equipment, net	8,266
Goodwill (Note 3)	1,328
Other assets	53

Total non-current assets held for sale	9,647

Total assets held for sale	$10,152

Liabilities related to assets held for sale:
Accounts payable and accrued liabilities	$243
Other current liabilities	214

Total current liabilities related to assets held for sale	457

Long-term debt	594
Employee benefit obligations	235
Other liabilities	113

Total non-current liabilities related to assets held for sale	942

Total liabilities related to assets held for sale	$1,399

Other

Acquisition of AOL Inc.

On May 12, 2015, Verizon, and a wholly-owned acquisition subsidiary of Verizon (Purchaser), entered into an Agreement and Plan of Merger (the Merger Agreement) with AOL Inc. (AOL) pursuant to which Purchaser commenced a tender offer to acquire all of the outstanding shares of common stock of AOL at a price of $50.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes (the Offer). On June 23, 2015, all conditions to the Offer having been satisfied, Purchaser accepted for payment all shares validly tendered and not withdrawn prior to the expiration date of the Offer and, pursuant to the terms of the Merger Agreement, Purchaser was merged with and into AOL, with AOL being the surviving corporation, and AOL became a wholly-owned subsidiary of Verizon. All AOL shares that were not validly tendered (other than shares that were canceled or converted into shares of the surviving corporation in accordance with the Merger Agreement, and those shares held by stockholders that exercised appraisal rights) were canceled and converted into the right to receive $50.00 per share in cash, without interest and less any applicable withholding taxes – the same price paid for the tendered shares. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.8 billion. Holders of approximately 6.6 million shares exercised their appraisal rights under Delaware law. If they had not exercised these rights, Verizon would have paid an additional $330 million for such shares at the closing.

AOL is a leader in the digital content and advertising platform space. Verizon has been investing in emerging technology that taps into the market shift to digital content and advertising. AOL’s advertising model aligns with this approach, and we believe that the advertising platform enhances our ability to further develop future revenue streams.

The acquisition of AOL has been accounted for as a business combination. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. As the values of certain of these assets, liabilities and noncontrolling interests are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months following the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the preliminary fair value of the net identifiable assets acquired and goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, other than long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of acquired technology and customer relationships. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The following table summarizes the consideration to AOL’s shareholders and the preliminary identification of the assets acquired, including cash acquired of $0.6 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of AOL’s noncontrolling interests.

(dollars in millions)	As of June 23, 2015
Cash payment to AOL’s equity holders	$3,774
Estimated liabilities to be paid	386

Total consideration	$4,160

Assets acquired:
Goodwill	$2,120
Intangible assets subject to amortization	2,285
Other	1,662

Total assets acquired	6,067

Liabilities assumed:
Total liabilities assumed	1,906

Net assets acquired:	4,161
Noncontrolling interest	(1)

Total consideration	$4,160

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill recorded as a result of the AOL transaction represents future economic benefits we expect to achieve as a result of combining the operations of AOL and Verizon as well as assets acquired that could not be individually identified and separately recognized. The assignment of preliminary goodwill among reporting units is not complete. As a result, the preliminary goodwill related to this acquisition is unallocated at June 30, 2015.

Pro Forma Information

If the acquisition of AOL was completed as of January 1, 2014, our results of operations, including Operating revenues and Net income attributable to Verizon, would not have been materially different from our previously reported results of operations.

Real Estate Transaction

On May 19, 2015, Verizon consummated a sale-leaseback transaction with a financial services firm for the buildings and real estate at our Basking Ridge, New Jersey location. We received total gross proceeds of $0.7 billion resulting in a deferred gain of $0.4 billion, which will be amortized over the initial leaseback term of twenty years. The leaseback of the buildings and real estate is accounted for as an operating lease. The proceeds received as a result of this transaction have been classified within Cash flows used in investing activities on our condensed consolidated statement of cash flows for the six months ended June 30, 2015.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2015	$75,341
Acquisitions (Note 2)	10,473
Capitalized interest on wireless licenses	124
Reclassifications, adjustments and other	383

Balance at June 30, 2015	$86,321

Reclassifications, adjustments and other includes the exchanges of wireless licenses in 2015 (see Note 2 for additional details).

At June 30, 2015, approximately $10.8 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

The average remaining renewal period for our wireless licenses portfolio was 6.0 years as of June 30, 2015.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Unallocated	Total
Balance at January 1, 2015	$18,390	$6,249	$–	$24,639
Acquisitions (Note 2)	3	–	2,120	2,123
Reclassifications, adjustments and other (Note 2)	–	(1,333)	–	(1,333)

Balance at June 30, 2015	$18,393	$4,916	$2,120	$25,429

The increase in Goodwill at June 30, 2015 was primarily due to the acquisition of AOL in the second quarter of 2015. The assignment of the preliminary Goodwill to reporting units has not been completed. As a result, the preliminary Goodwill related to this acquisition is unallocated at June 30, 2015 (see Note 2 for additional details). This increase was partially offset by a decrease in Goodwill in Wireline primarily due to the reclassification of $1.3 billion of Goodwill to Non-current assets held for sale on our condensed consolidated balance sheet at June 30, 2015 as a result of our agreement to sell our local exchange business and related landline activities in California, Florida, and Texas to Frontier (see Note 2 for additional details). The amount of Goodwill reclassified was based on the relative fair value of the transaction to the Wireline reporting unit.

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At June 30, 2015			At December 31, 2014
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$5,007	$(3,036)	$1,971	$3,618	$(2,924)	$694
Non-network internal-use software (3 to 7 years)	14,527	(9,113)	5,414	13,194	(8,462)	4,732
Other (5 to 25 years)	989	(391)	598	670	(368)	302

Total	$20,523	$(12,540)	$7,983	$17,482	$(11,754)	$5,728

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2015	$ 428	$ 809
2014	393	787

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2015	$ 859
2016	1,511
2017	1,309
2018	1,127
2019	906

4.	Debt

Changes to debt during the six months ended June 30, 2015 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2015	$2,735	$110,536	$113,271
Proceeds from borrowings	4,000	2,497	6,497
Repayments of borrowings and capital leases obligations	(5,797)	–	(5,797)
Decrease in short–term obligations, excluding current maturities	(106)	–	(106)
Reclassifications of long–term debt	2,816	(2,816)	–
Reclassification of long–term debt to Non–current liabilities related to assets held for sale (Note 2)	–	(594)	(594)
Debt acquired (Note 2)	461	92	553
Other	97	(250)	(153)

Balance at June 30, 2015	$4,206	$109,465	$113,671

During June 2015, as part of the Merger Agreement with AOL, we assumed approximately $0.6 billion of debt and capital lease obligations, of which approximately $0.1 billion was repaid. During July 2015, we repaid an additional $0.3 billion of this assumed debt.

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

During March 2015, we prepaid approximately $5.0 billion of the term loan agreement, which satisfied the mandatory prepayment.

Other Credit Facilities

As of June 30, 2015, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Additional Financing Activities (Non-Cash Transaction)

During the six months ended June 30, 2015, we financed, primarily through vendor financing arrangements, the purchase of approximately $0.4 billion of long-lived assets, consisting primarily of network equipment. At June 30, 2015, $0.9 billion of these arrangements, including those entered into in prior years, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statements of cash flows.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of June 30, 2015, $3.1 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2015, $1.4 billion aggregate principal amount of these obligations remain outstanding.

5.	Wireless Equipment Installment Plans

We offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their device over a period of time (an equipment installment plan) and the right to upgrade their device, subject to certain conditions, including, for those customers that were enrolled in the program on or before May 31, 2015, making a stated portion of the required device payments and trading in their device. Beginning on June 1, 2015, customers who enter into new Verizon Edge agreements are required to repay their entire installment receivable before being eligible to upgrade their device. As a result of this change, there will be no guarantee liability associated with Verizon Edge agreements entered into on or after June 1, 2015. The gross guarantee liability related to this program, which was approximately $0.5 billion at June 30, 2015, and $0.7 billion at December 31, 2014, respectively, was primarily included in Other current liabilities on our condensed consolidated balance sheets.

At the time of sale, we impute risk adjusted interest on the receivables associated with Verizon Edge. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Other income and (expense), net on our condensed consolidated statements of income, is recognized over the financed installment term.

We assess the collectability of our Verizon Edge receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. The current portion of our receivables related to Verizon Edge included in Accounts receivable was $2.0 billion at June 30, 2015 and was $2.3 billion at December 31, 2014. The long-term portion of the equipment installment plan receivables included in Other assets was $1.0 billion at June 30, 2015 and was $1.2 billion at December 31, 2014.

The credit profiles of our customers with a Verizon Edge plan are similar to those of our customers with a traditional subsidized plan. Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Verizon Edge.

We record equipment installment bad debt expense based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macro-economic conditions. We monitor the aging of our equipment installment plan receivables and write off account balances if collection efforts are unsuccessful and future collection is unlikely based on customer credit ratings and the length of time from the original billing date.

Sales of Wireless Equipment Installment Receivables

On March 27, 2015, we established a program to sell from time to time, on an uncommitted basis, selected wireless equipment installment receivables under the Verizon Edge program to a group of relationship banks (Purchasers). Under the program, we transfer the receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers then sell the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the program are no longer considered assets of Verizon. We will continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material.

Under this arrangement, each Seller’s sole business consists of the acquisition of the receivables from Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers are not available to be used to satisfy obligations of any Verizon entities other than the Sellers.

During the three months ended March 31, 2015, we sold $2.0 billion of receivables, net of allowances, imputed interest and the device trade-in right, and received cash proceeds of $1.3 billion. Additionally, we recorded a deferred purchase price of $0.7 billion, which was initially recorded at fair value, based on the remaining installment amounts expected to be collected, adjusted by the timing and estimated value of the device trade-in.

During the three months ended June 30, 2015, we sold $1.7 billion of receivables, net of allowances, imputed interest and the device trade-in right, and received cash proceeds of $1.2 billion. Additionally, we recorded a deferred purchase price of $0.6 billion, which was initially recorded at fair value, based on the remaining installment amounts expected to be collected, adjusted by the timing and estimated value of the device trade-in.

The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. At June 30, 2015, our deferred purchase price receivable was $1.3 billion, which is included within Other assets on our condensed consolidated balance sheet. Generally, our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price.

Net expenses resulting from the sales of receivables are recognized in selling, general and administrative expense. Net expenses include any resulting gains or losses from the sales of receivables as well as unrealized gains and losses related to the deferred purchase price. During the three and six months ended June 30, 2015, we recorded a gain of $0.1 billion, respectively, which is reflected within Selling, general and administrative expense on our condensed consolidated statements of income.

The cash proceeds received from the Purchasers are recorded within Cash Flows provided by Operating Activities on our condensed consolidated statement of cash flows as the cash received from the Purchasers upon the sale of the receivables and the collection of the deferred purchase price is not subject to significant interest rate risk.

Continuing Involvement

Verizon has continuing involvement with the sold receivables as it services the receivables. We will continue to service the customer and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and we continue to maintain normal relationships with our customers.

In addition, we have continuing involvement related to the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the Sellers was $1.3 billion as of June 30, 2015. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the proceeds withheld by the Sellers. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

6.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Short-term investments:
Equity securities	$275	$–	$–	$275
Fixed income securities	–	34	–	34
Other current assets:
Fixed income securities	250	–	–	250
Other assets:
Cross currency swaps	–	5	–	5
Fixed income securities	–	944	–	944
Interest rate swaps	–	71	–	71

Total	$525	$1,054	$–	$1,579

Liabilities:
Other current liabilities:
Cross currency swaps and other	$–	$113	$–	$113
Other liabilities:
Forward interest rate swaps	–	178	–	178
Cross currency swaps	–	1,176	–	1,176

Total	$–	$1,467	$–	$1,467

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six months ended June 30, 2015.

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

	At June 30, 2015		At December 31, 2014
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$112,753	$121,652	$112,755	$126,549

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements and interest rate locks. We do not hold derivatives for trading purposes. We posted collateral of approximately $0.2 billion and $0.6 billion related to derivative contracts under collateral exchange arrangements at June 30, 2015 and December 31, 2014, respectively, which was recorded as Prepaid expenses and other on our condensed consolidated balance sheets. During the three and six months ended June 30, 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties.

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

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three and six months ended June 30, 2015.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. At June 30, 2015 and December 31, 2014, these swaps had a notional value of $2.0 billion. We designated these contracts as cash flow hedges. The fair value of these contracts was $0.2 billion at June 30, 2015 and December 31, 2014, respectively, which was included within Other liabilities on our condensed consolidated balance sheets.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $1.3 billion at June 30, 2015 and $0.6 billion at December 31, 2014, which were primarily included within Other liabilities on our condensed consolidated balance sheets. At June 30, 2015 and December 31, 2014, the total notional amount of the cross currency swaps was $10.3 billion. During the three and six months ended June 30, 2015, a pre-tax gain of $0.2 billion and a pre-tax loss of $0.7 billion, respectively, were recognized in Other comprehensive loss. During the three and six months ended June 30, 2014, an immaterial pre-tax loss and an immaterial pre-tax gain, respectively, were recognized in Other comprehensive loss.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2015	15,007	19,966
Granted	4,417	6,458
Payments	(5,860)	(6,732)
Cancelled/Forfeited	(81)	(214)

Outstanding, June 30, 2015	13,483	19,478

As of June 30, 2015, unrecognized compensation expense related to the unvested portion of outstanding RSUs and PSUs was approximately $0.6 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2015 have a weighted-average grant date fair value of $48.30 per unit.

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

Net Periodic Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended June 30,	2015	2014	2015	2014
Service cost	$93	$82	$81	$64
Amortization of prior service credit	(3)	(2)	(71)	(64)
Expected return on plan assets	(318)	(295)	(26)	(40)
Interest cost	242	259	279	277

Total	$14	$44	$263	$237

(dollars in millions)	Pension		Health Care and Life
Six Months Ended June 30,	2015	2014	2015	2014
Service cost	$187	$163	$162	$129
Amortization of prior service credit	(2)	(4)	(143)	(127)
Expected return on plan assets	(635)	(590)	(51)	(81)
Interest cost	485	518	558	554

Total	$35	$87	$526	$475

Severance Payments

During the three and six months ended June 30, 2015, we paid severance benefits of $0.1 billion and $0.4 billion, respectively. At June 30, 2015, we had a remaining severance liability of $0.5 billion, a portion of which includes future contractual payments to employees separated as of June 30, 2015.

Employer Contributions

During the three and six months ended June 30, 2015, we contributed $0.3 billion and $0.6 billion, respectively, to our other postretirement benefit plans and $0.1 billion and $0.3 billion, respectively, to our qualified pension plans. The contributions to our nonqualified pension plans were not material during the three and six months ended June 30, 2015. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2015 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$12,298	$1,378	$13,676

Net income	8,450	241	8,691
Other comprehensive loss	(290)	–	(290)

Comprehensive income	8,160	241	8,401

Contributed capital	12	–	12
Dividends declared	(4,479)	–	(4,479)
Common stock in treasury	(4,478)	–	(4,478)
Distributions and other	(98)	(160)	(258)

Balance at June 30, 2015	$11,415	$1,459	$12,874

Common Stock

During the six months ended June 30, 2015, Verizon repurchased approximately 1.5 million shares of the Company’s common stock under our authorized share buyback program for approximately $0.1 billion. At June 30, 2015, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 98.5 million.

In February 2015, the Verizon Board of Directors authorized Verizon to enter into an accelerated share repurchase (ASR) agreement to repurchase $5.0 billion of the Company’s common stock. On February 10, 2015, in exchange for an upfront payment totaling $5.0 billion, Verizon received an initial delivery of 86.2 million shares having a value of approximately $4.25 billion. On June 5, 2015, Verizon received an additional 15.4 million shares as final settlement of the transaction under the ASR agreement. In total, 101.6 million shares were delivered under the ASR at an average repurchase price of $49.21.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 13.8 million common shares issued from Treasury stock during the six months ended June 30, 2015, which had an aggregate value of $0.5 billion.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2015	$(346)	$(84)	$112	$1,429	$1,111
Other comprehensive loss	(87)	(138)	–	–	(225)
Amounts reclassified to net income	–	32	(9)	(88)	(65)

Net other comprehensive loss	(87)	(106)	(9)	(88)	(290)

Balance at June 30, 2015	$(433)	$(190)	$103	$1,341	$821

The amounts presented above in net other comprehensive loss are net of taxes and noncontrolling interests, which are not significant. For the six months ended June 30, 2015, the amounts reclassified to net income related to defined benefit pension and postretirement plans were included in Cost of services and Selling, general and administrative expense on our condensed consolidated statement of income. For the six months ended June 30, 2015, all other amounts reclassified to net income were included in Other income and (expense), net on our condensed consolidated statement of income.

10.	Segment Information

Reportable Segments

We have two reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes the preliminary valuation of the assets acquired and goodwill related to the Merger Agreement with AOL, unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, pension and other employee benefit related costs, lease financing, as well as the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We completed our acquisition of AOL on June 23, 2015. The results of operations of AOL from the date of closing until June 30, 2015 were not material to our condensed consolidated statements of income.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
External Operating Revenues
Wireless
Service	$17,670	$18,060	$35,566	$36,028
Equipment	3,861	2,387	7,234	4,256
Other	1,055	1,006	2,088	2,020

Total Wireless	22,586	21,453	44,888	42,304

Wireline
Consumer retail	4,037	3,864	8,029	7,704
Small business	593	621	1,193	1,245

Mass Markets	4,630	4,485	9,222	8,949

Strategic services	2,030	2,077	4,078	4,139
Core	1,194	1,365	2,409	2,769

Global Enterprise	3,224	3,442	6,487	6,908

Global Wholesale	1,230	1,320	2,496	2,656
Other	69	137	156	277

Total Wireline	9,153	9,384	18,361	18,790

Total segments	31,739	30,837	63,249	61,094
Corporate, eliminations and other	485	646	959	1,207

Total consolidated – reported	$32,224	$31,483	$64,208	$62,301

Intersegment Revenues
Wireless	$27	$30	$53	$58
Wireline	270	247	531	503

Total segments	297	277	584	561
Corporate, eliminations and other	(297)	(277)	(584)	(561)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireless	$22,613	$21,483	$44,941	$42,362
Wireline	9,423	9,631	18,892	19,293

Total segments	32,036	31,114	63,833	61,655
Reconciling items	188	369	375	646

Total consolidated – reported	$32,224	$31,483	$64,208	$62,301

Operating Income
Wireless	$7,696	$6,985	$15,506	$14,303
Wireline	504	253	909	394

Total segments	8,200	7,238	16,415	14,697
Reconciling items	(379)	447	(634)	148

Total consolidated – reported	$7,821	$7,685	$15,781	$14,845

(dollars in millions)	At June 30, 2015	At December 31, 2014
Assets
Wireless	$176,549	$160,385
Wireline	77,569	76,673

Total segments	254,118	237,058
Corporate, eliminations and other	(13,365)	(4,350)

Total consolidated – reported	$240,753	$232,708

A reconciliation of the segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Total segment operating revenues	$32,036	$31,114	$63,833	$61,655
Impact of divested operations	–	128	–	256
Corporate, eliminations and other	188	241	375	390

Total consolidated operating revenues	$32,224	$31,483	$64,208	$62,301

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Total segment operating income	$8,200	$7,238	$16,415	$14,697
Gain on spectrum license transactions	–	707	–	707
Impact of divested operations	–	6	–	12
Corporate, eliminations and other	(379)	(266)	(634)	(571)

Total consolidated operating income	7,821	7,685	15,781	14,845

Equity in earnings (losses) of unconsolidated businesses	(18)	(43)	(52)	1,859
Other income and (expense), net	32	66	107	(828)
Interest expense	(1,208)	(1,164)	(2,540)	(2,378)

Income Before Provision For Income Taxes	$6,627	$6,544	$13,296	$13,498

We generally account for intersegment sales of products and services and asset transfers at current market prices. No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2015 and 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband data and video, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 178,500 employees as of June 30, 2015.

As advances in technology have changed the ways that our customers interact in their personal and professional lives and that businesses operate, we have continued to focus our efforts around higher margin and growing areas of our business: wireless and wireline data and Strategic services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our wireless and wireline networks, invest in the fiber optic network that supports our wireless and wireline businesses, maintain our wireless and wireline networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in networks and platforms will drive innovative products and services and fuel our growth. Our wireless and wireline networks will continue to be the hallmark of our brand, and provide the fundamental strength upon which we build our competitive advantage.

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

Acquisition of AOL Inc.

On May 12, 2015, Verizon, and a wholly-owned acquisition subsidiary of Verizon (Purchaser), entered into an Agreement and Plan of Merger (the Merger Agreement) with AOL Inc. (AOL) pursuant to which Purchaser commenced a tender offer to acquire all of the outstanding shares of common stock of AOL at a price of $50.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes (the Offer). On June 23, 2015, all conditions to the Offer having been satisfied, Purchaser accepted for payment all shares validly tendered and not withdrawn prior to the expiration date of the Offer and, pursuant to the terms of the Merger Agreement, Purchaser was merged with and into AOL, with AOL being the surviving corporation, and AOL became a wholly-owned subsidiary of Verizon. All AOL shares that were not validly tendered (other than shares that were canceled or converted into shares of the surviving corporation in accordance with the Merger Agreement, and those shares held by stockholders that exercised appraisal rights) were canceled and converted into the right to receive $50.00 per share in cash, without interest and less any applicable withholding taxes – the same price paid for the tendered shares. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.8 billion. Holders of approximately 6.6 million shares exercised their appraisal rights under Delaware law. If they had not exercised these rights, Verizon would have paid an additional $330 million for such shares at the closing.

AOL is a leader in the digital content and advertising platform space. Verizon has been investing in emerging technology that taps into the market shift to digital content and advertising. AOL’s advertising model aligns with this approach, and we believe that the advertising platform enhances our ability to further develop future revenue streams. See Note 2 to the condensed consolidated financial statements for additional information.

Access Line Sale

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida and Texas, including FiOS Internet and Video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion, subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheet as of June 30, 2015. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of state and federal telecommunications regulatory approvals, and we expect this transaction to close during the first half of 2016.

Based on the number of connections as of December 31, 2014, the transaction will result in Frontier acquiring approximately 3.7 million voice connections, 1.5 million FiOS Internet subscribers, 1.2 million FiOS Video subscribers and the related ILEC businesses from Verizon. See Note 2 to the condensed consolidated financial statements for additional information.

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

Business Overview

Wireless

In our Wireless business, during the three months ended June 30, 2015, compared to the similar period in 2014, revenues grew 5.3%, driven by a 61.8% increase in equipment revenue primarily due to an increase in equipment sales under Verizon Edge, partially offset by a decline in equipment sales under the traditional subsidy model. The increased adoption of Verizon Edge as compared to subsidized plans results in a relative shift of revenue from service revenue to equipment revenue, which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale when the devices are sold on an equipment installment plan. At June 30, 2015, retail postpaid connections were 5.2% higher than at June 30, 2014, with smartphones representing 81% of our retail postpaid phone base at June 30, 2015 compared to 75% at June 30, 2014. As of June 30, 2015 and 2014, More Everything accounts represented approximately 69% and 54%, respectively, of our retail postpaid accounts. Approximately 87% of our total data traffic in June 2015 was carried on our 4G LTE network.

Wireline

In our Wireline business, revenues declined 2.2% during the three months ended June 30, 2015, compared to the similar period in 2014, primarily due to revenue declines in Global Enterprise resulting from lower data networking and voice service revenues, as well as the negative impact of foreign exchange rates. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. The decrease in revenues in our Wireline segment was partially offset by revenue increases in Consumer retail driven by FiOS. During the three months ended June 30, 2015, FiOS represented approximately 79% of Consumer retail revenue compared to approximately 75% during the similar period in 2014.

Trends

We are investing in innovative technology, like wireless networks and high-speed fiber, to position ourselves at the center of growth trends of the future. During the six months ended June 30, 2015, these investments included acquisitions of wireless licenses of $9.7 billion and capital expenditures of $8.2 billion. In addition, we acquired AOL to enhance our digital media and advertising capabilities. See “Cash Flows Used in Investing Activities” and “Acquisitions and Divestitures” for additional information.

The increased adoption of Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their device over a period of time (an equipment installment plan) and the right to upgrade their device, as compared to subsidized plans results in a relative shift of revenue from service revenue to equipment revenue, which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale when the devices are sold on an equipment installment plan. We expect this trend to continue.

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

On February 21, 2014, we completed the acquisition of Vodafone Group Plc’s (Vodafone) indirect 45% interest in Verizon Wireless (Wireless Transaction). As a result, for 2014 our results reflect our 55% ownership of Verizon Wireless through the closing of the Wireless Transaction and reflect our full ownership of Verizon Wireless from the closing of the Wireless Transaction through June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Impact of Divested Operations
Operating revenues	$–	$128	$–	$256
Cost of services	–	119	–	239
Selling, general and administrative expense	–	3	–	5

Consolidated Revenues

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Wireless
Service	$17,689	$18,078	$(389)	(2.2)%	$35,603	$36,065	$(462)	(1.3)%
Equipment	3,861	2,387	1,474	61.8	7,234	4,257	2,977	69.9
Other	1,063	1,018	45	4.4	2,104	2,040	64	3.1

Total	22,613	21,483	1,130	5.3	44,941	42,362	2,579	6.1
Wireline
Mass Markets	4,630	4,485	145	3.2	9,222	8,949	273	3.1
Global Enterprise	3,225	3,444	(219)	(6.4)	6,488	6,915	(427)	(6.2)
Global Wholesale	1,491	1,562	(71)	(4.5)	3,015	3,145	(130)	(4.1)
Other	77	140	(63)	(45.0)	167	284	(117)	(41.2)

Total	9,423	9,631	(208)	(2.2)	18,892	19,293	(401)	(2.1)
Corporate, eliminations and other	188	369	(181)	(49.1)	375	646	(271)	(42.0)

Consolidated Revenues	$32,224	$31,483	$741	2.4	$64,208	$62,301	$1,907	3.1

The increase in consolidated revenues during the three and six months ended June 30, 2015, compared to the similar periods in 2014, was primarily due to higher equipment revenues at Wireless, as well as higher Mass Markets revenues driven by FiOS services at our Wireline segment. Partially offsetting these increases were lower service revenues at our Wireless segment and lower Global Enterprise revenues at our Wireline segment.

Wireless’ revenues increased $1.1 billion, or 5.3%, and $2.6 billion, or 6.1%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, as a result of growth in equipment revenue. Equipment revenue increased by $1.5 billion, or 61.8%, and $3.0 billion, or 69.9%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to an increase in equipment sales under Verizon Edge, partially offset by a decline in equipment sales under the traditional subsidy model. The percentage of phone activations on Verizon Edge increased to approximately 49% and 44%, respectively, during the three and six months ended June 30, 2015 compared to approximately 18% and 15%, respectively, during the similar periods in 2014. Service revenue, which does not include recurring equipment installment billings related to Verizon Edge, decreased by $0.4 billion, or 2.2%, and $0.5 billion, or 1.3%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily driven by the impact of more customers adopting Verizon Edge. The increased adoption of Verizon Edge as compared to subsidized plans results in a relative shift of revenue from service revenue to equipment revenue, which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale when the devices are sold on an equipment installment plan.

During the three and six months ended June 30, 2015, retail postpaid connection net additions decreased, compared to the similar periods in 2014, primarily due to a decrease in retail postpaid connection gross additions, partially offset by lower retail postpaid connection churn rate. Retail postpaid connections per account increased as of June 30, 2015, compared to June 30, 2014, primarily due to the increased penetration of tablets.

Wireline’s revenues decreased $0.2 billion, or 2.2%, and $0.4 billion, or 2.1%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily as a result of declines in Global Enterprise, partially offset by higher Mass Markets revenues driven by FiOS services.

Mass Markets revenues increased $0.1 billion, or 3.2%, and $0.3 billion, or 3.1%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to the expansion of FiOS services (Voice, Internet and Video), including our FiOS Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased $0.2 billion, or 6.4%, and $0.4 billion, or 6.2%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to lower voice services and data networking revenues, the negative impact of foreign exchange rates and a decline in Core customer premise equipment revenues. Strategic services revenues also decreased primarily due to a decline in revenue from IP services.

Global Wholesale revenues decreased $0.1 billion, or 4.5%, and $0.1 billion, or 4.1%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to declines in data and traditional voice revenues. The declines in data and traditional voice revenues were primarily due to the effect of technology substitution. During the six months ended June 30, 2015, we also experienced a decline in domestic wholesale connections.

Consolidated Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Cost of services `	$6,994	$7,094	$(100)	(1.4)%	$13,982	$14,184	$(202)	(1.4)%
Wireless cost of equipment	5,455	4,993	462	9.3	10,563	9,092	1,471	16.2
Selling, general and administrative expense	7,974	7,550	424	5.6	15,913	15,882	31	0.2
Depreciation and amortization expense	3,980	4,161	(181)	(4.3)	7,969	8,298	(329)	(4.0)

Consolidated Operating Expenses	$24,403	$23,798	$605	2.5	$48,427	$47,456	$971	2.0

Cost of Services

Cost of services decreased during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to a decline in access costs of $0.1 billion and $0.2 billion, respectively, and a decrease in employee costs at our Wireline segment. In addition, the decreases in Cost of services during the three and six months ended June 30, 2015, compared to the similar periods in 2014, were due to the results of operations related to a non-strategic Wireline business that was divested on July 1, 2014. Partially offsetting these decreases were higher content costs at our Wireline segment, as well as an increase in rent expense, cost of network services, cost of cloud services and cost related to our device insurance package at our Wireless segment.

Wireless cost of equipment

Wireless cost of equipment increased $0.5 billion and $1.5 billion, respectively, at our Wireless segment during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily as a result of an increase in the cost per unit. For the six months ended June 30, 2015, compared to the similar period in 2014, the number of devices sold also increased.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three months ended June 30, 2015, compared to the similar period in 2014, primarily due to gains recorded in the second quarter of 2014 related to the completion of wireless license transactions, as well as an increase in bad debt expense at our Wireless segment. The increase in bad debt expense was primarily driven by an increase in our installment receivables and does not represent a deterioration in the collectability of those receivables. Partially offsetting this increase was a decline in sales commission expense at our Wireless segment, which was driven by the increased adoption of Verizon Edge.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to $0.2 billion and $0.4 billion, respectively, of depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas which were classified as held for sale as of February 5, 2015.

We expect to continue to benefit from depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, through the closing of the transaction with Frontier, which is expected to occur during the first half of 2016.

Non-operational Credits

Non-operational credits included in operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Gain on spectrum license transactions	$–	$707	$–	$707

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Consolidated Operating Income	$7,821	$7,685	$15,781	$14,845
Add Depreciation and amortization expense	3,980	4,161	7,969	8,298

Consolidated EBITDA	$11,801	$11,846	$23,750	$23,143

Less Gain on spectrum license transactions	–	(707)	–	(707)
Less Impact of divested operations	–	(6)	–	(12)

Consolidated Adjusted EBITDA	$11,801	$11,133	$23,750	$22,424

The changes in the table above during the three and six months ended June 30, 2015, compared to the similar periods in 2014, were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Equity in Earnings (Losses) of Unconsolidated Businesses

Equity in earnings (losses) of unconsolidated businesses decreased $1.9 billion during the six months ended June 30, 2015, compared to the similar period in 2014, primarily due to the gain of $1.9 billion recorded on the sale of our interest in Vodafone Omnitel N.V. (Vodafone Omnitel) during the first quarter of 2014 (Omnitel Transaction), which was part of the consideration for the Wireless Transaction completed on February 21, 2014.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Interest income	$43	$22	$21	95.5%	$86	$44	$42	95.5%
Other, net	(11)	44	(55)	nm	21	(872)	893	nm

Total	$32	$66	$(34)	(51.5)	$107	$(828)	$935	nm

nm – not meaningful

Other income and (expense), net changed favorably during the six months ended June 30, 2015, compared to the similar period in 2014, primarily driven by net early debt redemption costs of $0.9 billion recorded during the first quarter of 2014 (see “Other Items”).

Interest Expense

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Total interest costs on debt balances	$1,378	$1,276	$102	8.0%	$2,761	$2,626	$135	5.1%
Less capitalized interest costs	170	112	58	51.8	221	248	(27)	(10.9)

Total	$1,208	$1,164	$44	3.8	$2,540	$2,378	$162	6.8

Average debt outstanding	$113,219	$109,855			$114,495	$106,044
Effective interest rate	4.9%	4.6%			4.8%	5.0%

Total interest costs on debt balances increased during the three and six months ended June 30, 2015, compared to the similar periods in 2014. The increase during the three months ended June 30, 2015 was primarily due to higher average debt balances and a higher effective interest rate. The increase during the six months ended June 30, 2015 was primarily due to higher average debt balances, partially offset by a lower effective interest rate (see “Consolidated Financial Condition”). Partially offsetting the increase in interest expense were higher capitalized interest costs during the three months ended June 30, 2015, compared to the similar period in 2014, primarily due to an increase in wireless licenses that are currently under development. The increase in wireless licenses that are currently under development resulted from our winning bid in the recently completed FCC spectrum license auction.

During the six months ended June 30, 2015, capitalized interest costs declined, compared to the similar period in 2014, primarily due to the timing of our acquisition of wireless licenses for which we were the winning bidder during the recently completed FCC spectrum licenses auction, which were granted to us by the FCC on April 8, 2015 (see Note 2 for additional information).

Provision for Income Taxes

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Provision for income taxes	$2,274	$2,220	$54	2.4%	$4,605	$3,188	$1,417	44.4%
Effective income tax rate	34.3%	33.9%			34.6%	23.6%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The effective income tax rate for the three months ended June 30, 2015 is comparable to the similar period in 2014. The increase in the provision for income taxes during the three months ended June 30, 2015, compared to the similar period in 2014, was primarily due to higher income before income taxes. The increase in the effective income tax rate and provision for income taxes during the six months ended June 30, 2015, compared to the similar period in 2014, was primarily due to additional income taxes on the incremental income in the current period from the Wireless Transaction completed on February 21, 2014, as well as the utilization of certain tax credits in connection with the Omnitel Transaction in 2014.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.5 billion at June 30, 2015 and $1.8 billion at December 31, 2014. Interest and penalties related to unrecognized tax benefits were $0.1 billion (after-tax) and $0.2 billion (after-tax) at June 30, 2015 and December 31, 2014, respectively. The decrease in unrecognized tax benefits was primarily due to an internal restructure that eliminated certain state unrecognized tax benefits.

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

Net Income Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Net income attributable to noncontrolling interests	$122	$110	$12	10.9%	$241	$2,149	$(1,908)	(88.8)%

The decrease in Net income attributable to noncontrolling interests during the six months ended June 30, 2015, compared to the similar period in 2014, was primarily due to the completion of the Wireless Transaction on February 21, 2014. The noncontrolling interests that remained after the completion of the Wireless Transaction primarily relate to wireless partnership entities.

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

Wireless Segment EBITDA margin is calculated by dividing Wireless Segment EBITDA by total Wireless revenues. Wireless Segment EBITDA service margin, also presented below, is calculated by dividing Wireless Segment EBITDA by Wireless service revenues. Wireless Segment EBITDA service margin utilizes service revenues rather than total revenues. Service revenues primarily exclude equipment revenues in order to reflect the impact of providing service to the wireless customer base on an ongoing basis. Wireline Segment EBITDA margin is calculated by dividing Wireline Segment EBITDA by total Wireline revenues. You can find additional information about our segments in Note 10 to the condensed consolidated financial statements.

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

All financial results included in the tables below reflect the consolidated results of Verizon Wireless.

Operating Revenues and Selected Operating Statistics

(dollars in millions,	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
except ARPA)	2015	2014	(Decrease)		2015	2014	(Decrease)
Service	$17,689	$18,078	$(389)	(2.2)%	$35,603	$36,065	$(462)	(1.3)%
Equipment	3,861	2,387	1,474	61.8	7,234	4,257	2,977	69.9
Other	1,063	1,018	45	4.4	2,104	2,040	64	3.1

Total Operating Revenues	$22,613	$21,483	$1,130	5.3	$44,941	$42,362	$2,579	6.1

Connections (‘000):(1)
Retail connections					109,548	104,637	4,911	4.7
Retail postpaid connections					103,731	98,593	5,138	5.2

Net additions in period (‘000):(2)
Retail connections	1,008	1,427	(419)	(29.4)	1,385	1,976	(591)	(29.9)
Retail postpaid connections	1,134	1,441	(307)	(21.3)	1,699	1,980	(281)	(14.2)

Churn Rate:
Retail connections	1.18%	1.25%			1.26%	1.31%
Retail postpaid connections	0.90%	0.94%			0.97%	1.00%

Account Statistics:
Retail postpaid ARPA	$153.73	$159.73	$(6.00)	(3.8)	$154.93	$159.70	$(4.77)	(3.0)
Retail postpaid accounts (‘000)(1)					35,560	35,186	374	1.1
Retail postpaid connections per account(1)					2.92	2.80	0.12	4.3

(1) As of end of period

(2) Excluding acquisitions and adjustments

Wireless’ total operating revenues increased by $1.1 billion, or 5.3%, and $2.6 billion, or 6.1%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily as a result of growth in equipment revenue.

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

Retail connections under an account may include: smartphones, basic phones, tablets, LTE Internet (Installed) and other connected devices. Retail postpaid connection net additions decreased during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to a decrease in retail postpaid connection gross additions, partially offset by lower retail postpaid connection churn rate. The decrease in retail postpaid connection gross additions during the three months ended June 30, 2015, compared to the similar period in 2014, was driven by a decline in gross additions of tablets, smartphones and other Internet devices. The decrease in retail postpaid connection gross additions during the six months ended June 30, 2015, compared to the similar period in 2014, was driven by a decline in gross additions of smartphones and other Internet devices, partially offset by an increase in gross additions of tablets. During the three and six months ended June 30, 2015, our retail postpaid connection net additions included approximately 852 thousand tablets and 1.64 million tablets, respectively, as compared to 1.15 million and 1.78 million tablets, respectively, in the similar periods in 2014.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 4.3% as of June 30, 2015, compared to June 30, 2014, primarily due to the increased penetration of tablets.

Service Revenue

Service revenue, which does not include recurring equipment installment billings related to Verizon Edge, decreased by $0.4 billion, or 2.2%, and $0.5 billion, or 1.3%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily driven by lower retail postpaid service revenue, which was negatively impacted as a result of more customers adopting Verizon Edge. This decrease was partially offset by an increase in retail postpaid connections as well as the continued increase in penetration of tablets through our More Everything plans.

The decrease in retail postpaid ARPA (the average revenue per account from retail postpaid accounts), which does not include recurring equipment installment billings related to Verizon Edge, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, was negatively impacted as more customers adopted Verizon Edge as compared to subsidized plans, which resulted in a relative shift of revenue from service revenue to equipment revenue which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale when the devices are sold on an equipment installment plan. Partially offsetting the impact of the increased adoption of Verizon Edge was an increase in both our retail postpaid connections per account and smartphone penetration during the six months ended June 30, 2015 compared to the similar period in 2014. As of June 30, 2015, we experienced a 4.3% increase in retail postpaid connections per account compared to June 30, 2014, with smartphones representing 81% of our retail postpaid phone base as of June 30, 2015, compared to 75% as of June 30, 2014. The increase in retail postpaid connections per account is primarily due to increases in Internet data devices, which represented 15.4% of our retail postpaid connection base as of June 30, 2015, compared to 12.3% as of June 30, 2014, primarily due to tablet activations.

Equipment Revenue

Equipment revenue increased by $1.5 billion, or 61.8%, and $3.0 billion, or 69.9%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to an increase in equipment sales under Verizon Edge, partially offset by a decline in equipment sales under the traditional subsidy model. The percentage of phone activations on Verizon Edge increased to approximately 49% and 44%, respectively, during the three and six months ended June 30, 2015 compared to approximately 18% and 15%, respectively, during the similar periods in 2014. The increased adoption of Verizon Edge as compared to subsidized plans results in a relative shift of revenue from service revenue to equipment revenue, which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale when the devices are sold on an equipment installment plan.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Cost of services	$1,948	$1,749	$199	11.4%	$3,799	$3,506	$293	8.4%
Cost of equipment	5,455	4,993	462	9.3	10,563	9,092	1,471	16.2
Selling, general and administrative expense	5,289	5,649	(360)	(6.4)	10,658	11,293	(635)	(5.6)
Depreciation and amortization expense	2,225	2,107	118	5.6	4,415	4,168	247	5.9

Total Operating Expenses	$14,917	$14,498	$419	2.9	$29,435	$28,059	$1,376	4.9

Cost of Services

Cost of services increased during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to an increase in rent expense and cost of network services as a result of increased cell sites and network densification to meet growing customer demand for 4G LTE data services. Also contributing to the increases in Cost of services during the three and six months ended June 30, 2015, compared to the similar periods in 2014, were increases in the cost of cloud services and the cost related to our device insurance package.

Cost of Equipment

Cost of equipment increased $0.5 billion and $1.5 billion, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily as a result of an increase in the cost per unit. For the six months ended June 30, 2015, compared to the similar period in 2014, the number of devices sold also increased.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to a $0.5 billion and $0.9 billion decline in sales commission expense, respectively, which was driven by the increased adoption of Verizon Edge, partially offset by an increase in bad debt expense. The increase in bad debt expense was driven by an increase in our installment receivables and does not represent a deterioration in the collectability of those receivables.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Segment Operating Income	$7,696	$6,985	$711	10.2%	$15,506	$14,303	$1,203	8.4%
Add Depreciation and amortization expense	2,225	2,107	118	5.6	4,415	4,168	247	5.9

Segment EBITDA	$9,921	$9,092	$829	9.1	$19,921	$18,471	$1,450	7.9

Segment operating income margin	34.0%	32.5%			34.5%	33.8%
Segment EBITDA margin	43.9%	42.3%			44.3%	43.6%
Segment EBITDA service margin	56.1%	50.3%			56.0%	51.2%

The changes in the table above during the three and six months ended June 30, 2015, compared to the similar periods in 2014, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Gain on spectrum license transactions	$–	$707	$–	$707

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Consumer retail	$4,037	$3,864	$173	4.5%	$8,029	$7,704	$325	4.2%
Small business	593	621	(28)	(4.5)	1,193	1,245	(52)	(4.2)

Mass Markets	4,630	4,485	145	3.2	9,222	8,949	273	3.1

Strategic services	2,030	2,075	(45)	(2.2)	4,078	4,146	(68)	(1.6)
Core	1,195	1,369	(174)	(12.7)	2,410	2,769	(359)	(13.0)

Global Enterprise	3,225	3,444	(219)	(6.4)	6,488	6,915	(427)	(6.2)

Global Wholesale	1,491	1,562	(71)	(4.5)	3,015	3,145	(130)	(4.1)
Other	77	140	(63)	(45.0)	167	284	(117)	(41.2)

Total Operating Revenues	$9,423	$9,631	$(208)	(2.2)	$18,892	$19,293	$(401)	(2.1)

Connections (‘000):(1)
Total voice connections					19,079	20,391	(1,312)	(6.4)

Total Broadband connections					9,221	9,077	144	1.6
FiOS Internet subscribers					6,821	6,309	512	8.1
FiOS Video subscribers					5,765	5,419	346	6.4

(1) As of end of period

Wireline’s revenues decreased $0.2 billion, or 2.2%, and $0.4 billion, or 2.1%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily as a result of declines in Global Enterprise, partially offset by higher Mass Markets revenues driven by FiOS services.

Mass Markets

Mass Markets operations provide broadband services (including high-speed Internet, FiOS Internet and FiOS Video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues increased $0.1 billion, or 3.2%, and $0.3 billion, or 3.1%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to the expansion of FiOS services (Voice, Internet and Video), including our FiOS Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues. FiOS represented approximately 79% of Consumer retail revenue during the three and six months ended June 30, 2015, respectively, compared to approximately 75% during the similar periods in 2014, respectively.

Since July 1, 2014, we grew our subscriber base by 0.5 million FiOS Internet subscribers and 0.3 million FiOS Video subscribers, while also improving penetration rates within our FiOS service areas. As of June 30, 2015, we achieved penetration rates of 41.4% and 35.7% for FiOS Internet and FiOS Video, respectively, compared to penetration rates of 40.1% and 35.3% for FiOS Internet and FiOS Video, respectively, as of June 30, 2014.

The increase in Mass Markets revenues was partially offset by the decline of local exchange revenues primarily due to a 6.1% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as FiOS digital voice connections. There was also a decline in Small business retail voice connections, reflecting competition and a shift to both IP and high-speed circuits, primarily in areas outside of our FiOS footprint.

Global Enterprise

Global Enterprise offers Strategic services and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.2 billion, or 6.4%, and $0.4 billion, or 6.2%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to a $0.1 billion, or 12.7%, and $0.3 billion or 13.2%, respectively, decline related to lower voice services and data networking revenues, which consist of traditional circuit-based services such as frame relay, private line and legacy voice and data services. Also contributing to the decline was the negative impact of foreign exchange rates. The decrease was also partially due to a decline in Core customer premise equipment revenues. The decrease in Strategic services revenues of 2.2% and 1.6% during the three and six months ended June 30, 2015, respectively, compared to the similar periods in 2014, was primarily due to a decline in revenue from IP services, partially offset by growth in our application services, such as our contact center solutions.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion, or 4.5%, and $0.1 billion, or 4.1%, respectively, during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to declines in data and traditional voice revenues. The declines in data and traditional voice revenues were primarily due to the effect of technology substitution. As a result, at June 30, 2015, compared to the similar period in 2014, the number of core data circuits experienced a 13.5% decline and both minutes of use and average rates decreased. As of June 30, 2015, we also experienced a 6.7% decline in domestic wholesale connections compared to June 30, 2014. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Cost of services	$5,206	$5,342	$(136)	(2.5)%	$10,493	$10,681	$(188)	(1.8)%
Selling, general and administrative expense	2,007	2,031	(24)	(1.2)	4,038	4,180	(142)	(3.4)
Depreciation and amortization expense	1,706	2,005	(299)	(14.9)	3,452	4,038	(586)	(14.5)

Total Operating Expenses	$8,919	$9,378	$(459)	(4.9)	$17,983	$18,899	$(916)	(4.8)

Cost of Services

During the three and six months ended June 30, 2015, Cost of services decreased, compared to the similar periods in 2014, primarily due to a decline in access costs of $0.1 billion and $0.2 billion, respectively, driven by declines in overall wholesale long distance volumes, and a decrease in employee costs as a result of reduced headcount. Partially offsetting these decreases was an increase in content costs of $0.1 billion and $0.3 billion, respectively, associated with continued FiOS subscriber growth and programming license fee increases.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the six months June 30, 2015, compared to the similar period in 2014, primarily due to declines in administrative expenses and employee costs as a result of reduced headcount, partially offset by an increase in transaction tax expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three and six months ended June 30, 2015, compared to the similar periods in 2014, primarily due to $0.2 billion and $0.4 billion, respectively, of depreciation and amortization expense not being recorded on our assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, as well as decreases in net depreciable assets.

We expect to continue to benefit from depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, through the closing of the transaction with Frontier, which is expected to occur in the first half of 2016.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Segment Operating Income	$504	$253	$251	99.2%	$909	$394	$515	nm
Add Depreciation and amortization expense	1,706	2,005	(299)	(14.9)	3,452	4,038	(586)	(14.5)%

Segment EBITDA	$2,210	$2,258	$(48)	(2.1)	$4,361	$4,432	$(71)	(1.6)

Segment operating income margin	5.3%	2.6%			4.8%	2.0%
Segment EBITDA margin	23.5%	23.4%			23.1%	23.0%

nm – not meaningful

The changes in the table above during the three and six months ended June 30, 2015, compared to the similar periods in 2014, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Gain on Spectrum License Transactions

During the second quarter of 2014, we completed license exchange transactions with T-Mobile USA, Inc. (T-Mobile USA) to exchange certain AWS and PCS licenses. The exchange included a number of swaps that we expected to result in more efficient use of the AWS and PCS bands. As a result of these transactions, we received $0.9 billion of AWS and PCS spectrum licenses at fair value and we recorded an immaterial gain.

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

Wireless Transaction Costs

As a result of the third-party indebtedness incurred to finance the Wireless Transaction, we incurred interest expense of $0.4 billion during the six months ended June 30, 2014. This amount represents only the interest expense incurred prior to the closing of the Wireless Transaction.

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

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Cash Flows Provided By (Used In)
Operating activities	$18,906	$14,804	$4,102
Investing activities	(20,171)	(6,346)	(13,825)
Financing activities	(6,325)	(56,210)	49,885

Decrease In Cash and Cash Equivalents	$(7,590)	$(47,752)	$40,162

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the six months ended June 30, 2015 increased by $4.1 billion, compared to the similar period in 2014, primarily due to $2.5 billion of cash proceeds related to the sale of wireless equipment installment receivables as well as $2.4 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator (see Note 2). The increase in Cash flows provided by operating activities was partially offset by a $0.8 billion increase in income taxes paid.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be a primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended June 30,
(dollars in millions)	2015	2014
Wireless	$5,545	$5,325
Wireline	2,211	2,730
Other	397	439

	$8,153	$8,494

Total as a percentage of revenue	12.7%	13.6%

Capital expenditures increased at Wireless during the six months ended June 30, 2015, compared to the similar period in 2014, in order to increase the capacity of our 4G LTE network. Capital expenditures declined at Wireline as a result of decreased FiOS and legacy spending requirements.

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

On May 12, 2015, Verizon and Purchaser entered into the Merger Agreement with AOL pursuant to which Purchaser commenced the Offer. On June 23, 2015, all conditions to the Offer having been satisfied, Purchaser accepted for payment all shares validly tendered and not withdrawn prior to the expiration date of the Offer and, pursuant to the terms of the Merger Agreement, Purchaser was merged with and into AOL, with AOL being the surviving corporation, and AOL became a wholly-owned subsidiary of Verizon. All AOL shares that were not validly tendered (other than shares that were canceled or converted into shares of the surviving corporation in accordance with the Merger Agreement, and those shares held by stockholders that exercised appraisal rights) were canceled and converted into the right to receive $50.00 per share in cash, without interest and less any applicable withholding taxes – the same price paid for the tendered shares. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.8 billion. Holders of approximately 6.6 million shares exercised their appraisal rights under Delaware law. If they had not exercised these rights, Verizon would have paid an additional $330 million for such shares at the closing. See Note 2 to the condensed consolidated financial statements for additional information.

Real Estate Transaction

On May 19, 2015, Verizon consummated a sale-leaseback transaction with a financial services firm for the buildings and real estate at our Basking Ridge, New Jersey location. We received total gross proceeds of $0.7 billion resulting in a deferred gain of $0.4 billion, which will be amortized over the initial leaseback term of twenty years. The leaseback of the buildings and real estate is accounted for as an operating lease. The proceeds received as a result of this transaction have been classified within Cash flows used in investing activities on our condensed consolidated statement of cash flows for the six months ended June 30, 2015.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2015 and 2014, net cash used in financing activities was $6.3 billion and $56.2 billion, respectively. The change in cash flows used in financing activities during the six months ended June 30, 2015, compared to the similar period in 2014, was primarily driven by the use of $58.89 billion as part of the consideration for the Wireless Transaction, which was completed on February 21, 2014.

During the six months ended June 30, 2015, our net cash used in financing activities of $6.3 billion was primarily driven by repayments of long-term borrowings and capital lease obligations of $5.8 billion, the payment of $5.0 billion related to our accelerated share repurchase agreement, as well as $4.3 billion paid in cash dividends. These uses of cash were partially offset by $6.5 billion of borrowings under a term loan agreement which was used for general corporate purposes, including the acquisition of spectrum licenses, as well as $2.7 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers that we continue to occupy and use for network operations.

Proceeds from and Repayments of Long-Term Borrowings

At June 30, 2015, our total debt increased to $113.7 billion as compared to $113.3 billion at December 31, 2014. Since the substantial majority of our total debt portfolio consists of fixed rate indebtedness, changes in interest rates do not have a material effect on our interest payments. During the six months ended June 30, 2015 and 2014, our effective interest rate was 4.8% and 5.0%, respectively. See Note 4 to the condensed consolidated financial statements for additional details regarding our debt activity.

At June 30, 2015, approximately $9.1 billion, or 8.0%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily the Euro and British Pound Sterling. We have entered into cross currency swaps in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See “Market Risk” for additional information.

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

Other Credit Facilities

As of June 30, 2015, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Other, net

Other, net financing activities during the six months ended June 30, 2015, include $2.7 billion of cash proceeds received related to the Tower Monetization Transaction, which relates to the portion of the towers that we continue to occupy and use for network operations.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the six months ended June 30, 2015, we paid $4.3 billion in cash dividends.

Common Stock

During the six months ended June 30, 2015, we repurchased $0.1 billion of our common stock as part of our previously announced share buyback program.

In February 2015, the Verizon Board of Directors authorized Verizon to enter into an accelerated share repurchase (ASR) agreement to repurchase $5.0 billion of the Company’s common stock. On February 10, 2015, in exchange for an upfront payment totaling $5.0 billion, Verizon received an initial delivery of 86.2 million shares having a value of approximately $4.25 billion. On June 5, 2015, Verizon received an additional 15.4 million shares as final settlement of the transaction under the ASR agreement. In total, 101.6 million shares were delivered under the ASR at an average repurchase price of $49.21.

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

Decrease In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2015 totaled $3.0 billion, a $7.6 billion decrease compared to Cash and cash equivalents at December 31, 2014 primarily as a result of the factors discussed above.

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

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Net cash provided by operating activities	$18,906	$14,804	$4,102
Less Capital expenditures (including capitalized software)	8,153	8,494	(341)

Free cash flow	$10,753	$6,310	$4,443

The change in Free cash flow during the six months June 30, 2015, compared to the similar period in 2014, was primarily due to $2.5 billion of cash proceeds related to the sale of wireless equipment installment receivables as well as $2.4 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator (see Note 2) and a $0.3 billion decrease in capital expenditures, partially offset by a $0.8 billion increase in income taxes paid. Subsequent to the completion of the Wireless Transaction on February 21, 2014, we have full access to all of the cash flows generated by our wireless business.

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in limiting our exposure to various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. We posted collateral of approximately $0.2 billion and $0.6 billion related to derivative contracts under collateral exchange arrangements at June 30, 2015 and December 31, 2014, respectively. During the three and six months ended June 30, 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote. As such, we do not expect that our results of operations or financial condition will be materially affected by these risk management strategies.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2015, approximately 85% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. The fair value of these contracts was not material at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the total notional amount of the interest rate swaps was $1.8 billion. The ineffective portion of these interest rate swaps was not material for the three and six months ended June 30, 2015.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. At June 30, 2015 and December 31, 2014, these swaps had a notional value of $2.0 billion. We designated these contracts as cash flow hedges. The fair value of these contracts was $0.2 billion at June 30, 2015 and December 31, 2014, respectively, which was included within Other liabilities on our condensed consolidated balance sheets.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At June 30, 2015, our primary translation exposure was to the British Pound Sterling and Euro.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $1.3 billion at June 30, 2015 and $0.6 billion at December 31, 2014, which were primarily included within Other liabilities on our condensed consolidated balance sheets. At June 30, 2015 and December 31, 2014, the total notional amount of the cross currency swaps was $10.3 billion. During the three and six months ended June 30, 2015, a pre-tax gain of $0.2 billion and a pre-tax loss of $0.7 billion, respectively, were recognized in Other comprehensive loss. During the three and six months ended June 30, 2014, an immaterial pre-tax loss and an immaterial pre-tax gain, respectively, were recognized in Other comprehensive loss.

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

Wireline

Access Line Sale

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida, and Texas, including FiOS Internet and Video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion, subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. See Note 2 to the condensed consolidated financial statements for additional information.

Other

Acquisition of AOL Inc.

On May 12, 2015, Verizon and Purchaser entered into the Merger Agreement with AOL pursuant to which Purchaser commenced the Offer. On June 23, 2015, all conditions to the Offer having been satisfied, Purchaser accepted for payment all shares validly tendered and not withdrawn prior to the expiration date of the Offer and, pursuant to the terms of the Merger Agreement, Purchaser was merged with and into AOL, with AOL being the surviving corporation, and AOL became a wholly-owned subsidiary of Verizon. All AOL shares that were not validly tendered (other than shares that were canceled or converted into shares of the surviving corporation in accordance with the Merger Agreement, and those shares held by stockholders that exercised appraisal rights) were canceled and converted into the right to receive $50.00 per share in cash, without interest and less any applicable withholding taxes – the same price paid for the tendered shares. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.8 billion. Holders of approximately 6.6 million shares exercised their appraisal rights under Delaware law. If they had not exercised these rights, Verizon would have paid an additional $330 million for such shares at the closing.

AOL is a leader in the digital content and advertising platform space. Verizon has been investing in emerging technology that taps into the market shift to digital content and advertising. AOL’s advertising model aligns with this approach, and we believe that the advertising platform enhances our ability to further develop future revenue streams. See Note 2 to the condensed consolidated financial statements for additional information.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of June 30, 2015.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2015.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2015, the Verizon Board of Directors authorized Verizon to enter into an ASR agreement to repurchase $5.0 billion of the Company’s common stock. On February 10, 2015, Verizon received an initial delivery of 86.2 million shares having a value of approximately $4.25 billion. On June 5, 2015, the ASR agreement was settled and an additional 15.4 million shares were delivered to Verizon and retired. In total, 101.6 million shares were delivered under the ASR at an average repurchase price of $49.21.

The following table provides information about repurchases of Verizon’s common stock during the three months ended June 30, 2015 by Verizon or any “affiliated purchaser” of Verizon, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 2015
Privately negotiated purchases	1,492,048	$49.57	1,492,048	98,507,952
June 2015
February 2015 ASR	15,356,785	$48.84	15,356,785	–

Item 6. Exhibits

Exhibit Number	Description

3	Bylaws of Verizon, as amended and restated, effective as of June 4, 2015 (filed as Exhibit 3b to Verizon’s Form 8-K filed on June 8, 2015 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: July 28, 2015	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3	Bylaws of Verizon, as amended and restated, effective as of June 4, 2015 (filed as Exhibit 3b to Verizon’s Form 8-K filed on June 8, 2015 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.