Form 10-Q
period 2015-09-30
VERIZON COMMUNICATIONS INC
filed 2015-10-27
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

At September 30, 2015, 4,068,873,137 shares of the registrant’s common stock were outstanding, after deducting 173,501,103 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2015	2014	2015	2014

Operating Revenues
Service revenues and other	$28,866	$29,107	$85,840	$87,152
Wireless equipment revenues	4,292	2,479	11,526	6,735

Total Operating Revenues	33,158	31,586	97,366	93,887

Operating Expenses
Cost of services (exclusive of items shown below)	7,589	7,046	21,571	21,230
Wireless cost of equipment	5,716	5,206	16,279	14,298
Selling, general and administrative expense	8,309	8,277	24,222	24,159
Depreciation and amortization expense	4,009	4,167	11,978	12,465

Total Operating Expenses	25,623	24,696	74,050	72,152

Operating Income	7,535	6,890	23,316	21,735
Equity in earnings (losses) of unconsolidated businesses	(18)	(48)	(70)	1,811
Other income and (expense), net	51	71	158	(757)
Interest expense	(1,202)	(1,255)	(3,742)	(3,633)

Income Before Provision For Income Taxes	6,366	5,658	19,662	19,156
Provision for income taxes	(2,195)	(1,864)	(6,800)	(5,052)

Net Income	$4,171	$3,794	$12,862	$14,104

Net income attributable to noncontrolling interests	$133	$99	$374	$2,248
Net income attributable to Verizon	4,038	3,695	12,488	11,856

Net Income	$4,171	$3,794	$12,862	$14,104

Basic Earnings Per Common Share
Net income attributable to Verizon	$.99	$.89	$3.05	$3.03
Weighted-average shares outstanding (in millions)	4,072	4,152	4,089	3,912

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.99	$.89	$3.05	$3.03
Weighted-average shares outstanding (in millions)	4,078	4,159	4,095	3,919

Dividends declared per common share	$0.565	$0.550	$1.665	$1.610

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions) (unaudited)	2015	2014	2015	2014

Net Income	$4,171	$3,794	$12,862	$14,104
Other comprehensive loss, net of taxes
Foreign currency translation adjustments	(74)	(114)	(161)	(1,054)
Unrealized gain (loss) on cash flow hedges	(90)	153	(196)	(11)
Unrealized loss on marketable securities	(13)	(13)	(22)	(1)
Defined benefit pension and postretirement plans	(44)	(39)	(132)	(117)

Other comprehensive loss attributable to Verizon	(221)	(13)	(511)	(1,183)
Other comprehensive loss attributable to noncontrolling interests	–	–	–	(23)

Total Comprehensive Income	$3,950	$3,781	$12,351	$12,898

Comprehensive income attributable to noncontrolling interests	$133	$99	$374	$2,225
Comprehensive income attributable to Verizon	3,817	3,682	11,977	10,673

Total Comprehensive Income	$3,950	$3,781	$12,351	$12,898

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2015	At December 31, 2014

Assets
Current assets
Cash and cash equivalents	$3,875	$10,598
Short-term investments	306	555
Accounts receivable, net of allowances of $823 and $739	13,105	13,993
Inventories	1,319	1,153
Assets held for sale	895	552
Prepaid expenses and other	2,268	2,772

Total current assets	21,768	29,623

Plant, property and equipment	216,674	230,508
Less accumulated depreciation	134,112	140,561

	82,562	89,947

Investments in unconsolidated businesses	779	802
Wireless licenses	86,331	75,341
Goodwill	25,124	24,639
Other intangible assets, net	8,322	5,728
Non-current assets held for sale	10,117	–
Deposit for wireless licenses	–	921
Other assets	7,070	5,707

Total assets	$242,073	$232,708

Liabilities and Equity
Current liabilities
Debt maturing within one year	$7,264	$2,735
Accounts payable and accrued liabilities	17,721	16,680
Liabilities related to assets held for sale	461	–
Other	9,046	8,649

Total current liabilities	34,492	28,064

Long-term debt	105,060	110,536
Employee benefit obligations	32,962	33,280
Deferred income taxes	42,896	41,578
Non-current liabilities related to assets held for sale	940	–
Other liabilities	11,181	5,574

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	11,184	11,155
Reinvested earnings	8,156	2,447
Accumulated other comprehensive income	600	1,111
Common stock in treasury, at cost	(7,604)	(3,263)
Deferred compensation – employee stock ownership plans and other	378	424
Noncontrolling interests	1,404	1,378

Total equity	14,542	13,676

Total liabilities and equity	$242,073	$232,708

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2015	2014

Cash Flows from Operating Activities
Net Income	$12,862	$14,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,978	12,465
Employee retirement benefits	1,184	843
Deferred income taxes	890	914
Provision for uncollectible accounts	1,136	684
Equity in earnings (losses) of unconsolidated businesses, net of dividends received	98	(1,785)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	1,443	(816)
Other, net	(1,165)	(3,252)

Net cash provided by operating activities	28,426	23,157

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,540)	(12,624)
Acquisitions of investments and businesses, net of cash acquired	(3,205)	(180)
Acquisitions of wireless licenses	(9,811)	(343)
Proceeds from dispositions of wireless licenses	–	2,367
Proceeds from dispositions of businesses	–	120
Other, net	960	230

Net cash used in investing activities	(24,596)	(10,430)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	6,497	21,575
Repayments of long-term borrowings and capital lease obligations	(7,168)	(12,594)
Decrease in short-term obligations, excluding current maturities	(305)	(426)
Dividends paid	(6,373)	(5,653)
Proceeds from sale of common stock	31	34
Purchase of common stock for treasury	(5,134)	–
Acquisition of noncontrolling interest	–	(58,886)
Other, net	1,899	(3,087)

Net cash used in financing activities	(10,553)	(59,037)

Decrease in cash and cash equivalents	(6,723)	(46,310)
Cash and cash equivalents, beginning of period	10,598	53,528

Cash and cash equivalents, end of period	$3,875	$7,218

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

Earnings Per Common Share

There were a total of approximately 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2015, respectively. There were a total of approximately 7 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2014, respectively.

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

Recently Issued Accounting Standards

In September 2015, the accounting standard update related to the simplification of the accounting for measurement-period adjustments in business combinations was issued. This standard update eliminates the requirement to account for measurement-period adjustments retrospectively. This standard update instead requires an acquirer to recognize the measurement-period adjustments in the reporting period in which the adjustments are determined. This standard update also requires that an acquirer record the effects on earnings of any changes resulting from the change in provisional amounts, calculated as if the accounting had been completed at the acquisition date. We will adopt this standard update during the first quarter of 2016. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

In July 2015, the accounting standard update related to the simplification of the measurement of inventory was issued. This standard update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This standard update applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost methods. The standard update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard update is effective as of the first quarter of 2017. Early adoption is permitted. The adoption of this standard update is not expected to have an impact on our condensed consolidated financial statements.

In May 2015, the accounting standard update related to disclosures for investments in certain entities that calculate net asset value per share was issued. This standard update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. We will adopt this standard update during the first quarter of 2016 and apply retrospectively to all periods presented. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

In April 2015, the accounting standard update related to the simplification of the presentation of debt issuance costs was issued. This standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the accounting standard update related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements was issued. This standard adds SEC paragraphs pursuant to an SEC Staff Announcement that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing the costs ratably over the term of the arrangement. We will adopt these standard updates during the first quarter of 2016. The adoption of these standard updates is not expected to have a significant impact on our condensed consolidated financial statements.

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

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. In August 2015, an accounting standard update was issued that delays the effective date of this standard until the first quarter of 2018. Companies are permitted to early adopt the standard in the first quarter of 2017.

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

Wireless

Spectrum License Transactions

On January 29, 2015, the Federal Communications Commission (FCC) completed an auction of 65 MHz of spectrum, which it identified as the Advanced Wireless Services (AWS)-3 band. Verizon participated in that auction and was the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. During the fourth quarter of 2014, we made a deposit of $0.9 billion related to our participation in this auction. During the first quarter of 2015, we submitted an application to the FCC and paid $9.5 billion to the FCC to complete payment for these licenses. The cash payment of $9.5 billion is classified within Acquisitions of wireless licenses on our condensed consolidated statement of cash flows for the nine months ended September 30, 2015. On April 8, 2015, the FCC granted us these spectrum licenses.

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

During the three and nine months ended September 30, 2015, we acquired or exchanged various other wireless licenses for cash consideration that was not significant.

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

Wireline

Access Line Sale

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida, and Texas, including fios internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion, subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheet as of September 30, 2015. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of federal approvals from the FCC and the antitrust authorities and state regulatory approvals. The federal approvals have been obtained, as well as approval from the Texas Public Utility Commission. We expect this transaction to close at the end of the first quarter of 2016.

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

The following table summarizes the major classes of assets and liabilities of our local exchange and related landline activities in California, Florida and Texas which are classified as held for sale on our condensed consolidated balance sheet as of September 30, 2015:

(dollars in millions)
Assets held for sale:
Accounts receivable	$467
Prepaid expense and other	59

Total current assets held for sale	526

Plant, property and equipment, net	8,738
Goodwill (Note 3)	1,328
Other assets	51

Total non-current assets held for sale	10,117

Total assets held for sale	$10,643

Liabilities related to assets held for sale:
Accounts payable and accrued liabilities	$253
Other current liabilities	208

Total current liabilities related to assets held for sale	461

Long-term debt	594
Employee benefit obligations	295
Other liabilities	51

Total non-current liabilities related to assets held for sale	940

Total liabilities related to assets held for sale	$1,401

Other

Acquisition of AOL Inc.

On May 12, 2015, we entered into an Agreement and Plan of Merger (the Merger Agreement) with AOL Inc. (AOL) pursuant to which we commenced a tender offer to acquire all of the outstanding shares of common stock of AOL at a price of $50.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes. On June 23, 2015, we completed the tender offer and merger, and AOL became a wholly-owned subsidiary of Verizon. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.7 billion. Holders of approximately 6.6 million shares exercised appraisal rights under Delaware law. If they had not exercised these rights, Verizon would have paid an additional $330 million for such shares at the closing.

AOL is a leader in the digital content and advertising platform space. Verizon has been investing in emerging technology that taps into the market shift to digital content and advertising. AOL’s business model aligns with this approach, and we believe that its combination of owned and operated content properties plus a digital advertising platform enhances our ability to further develop future revenue streams.

The acquisition of AOL has been accounted for as a business combination. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. As the values of certain of these assets, liabilities and noncontrolling interests are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months following the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in adjustments to the preliminary fair value of the net identifiable assets acquired and goodwill.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification (ASC) 820, other than long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of acquired technology and customer relationships. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The following table summarizes the consideration to AOL’s shareholders and the preliminary identification of the assets acquired, including cash acquired of $0.6 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of AOL’s noncontrolling interests:

(dollars in millions)	As of June 23, 2015
Cash payment to AOL’s equity holders	$3,748
Estimated liabilities to be paid	384

Total consideration	$4,132

Assets acquired:
Goodwill	$1,814
Intangible assets subject to amortization	2,612
Other	1,650

Total assets acquired	6,076

Liabilities assumed:
Total liabilities assumed	1,943

Net assets acquired:	4,133
Noncontrolling interest	(1)

Total consideration	$4,132

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill recorded as a result of the AOL transaction represents future economic benefits we expect to achieve as a result of combining the operations of AOL and Verizon as well as assets acquired that could not be individually identified and separately recognized. The preliminary goodwill related to this acquisition is included within Corporate, eliminations and other (see Note 3 for additional details).

Pro Forma Information

If the acquisition of AOL was completed as of January 1, 2014, our results of operations, including Operating revenues and Net income attributable to Verizon, would not have been materially different from our previously reported results of operations.

Real Estate Transaction

On May 19, 2015, Verizon consummated a sale-leaseback transaction with a financial services firm for the buildings and real estate at our Basking Ridge, New Jersey location. We received total gross proceeds of $0.7 billion resulting in a deferred gain of $0.4 billion, which will be amortized over the initial leaseback term of twenty years. The leaseback of the buildings and real estate is accounted for as an operating lease. The proceeds received as a result of this transaction have been classified within Cash flows used in investing activities on our condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

Other

On September 3, 2015, AOL announced an agreement to acquire an advertising technology business for cash consideration that was not significant. The transaction was completed in October 2015.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2015	$75,341
Acquisitions (Note 2)	10,474
Capitalized interest on wireless licenses	258
Reclassifications, adjustments and other	258

Balance at September 30, 2015	$86,331

Reclassifications, adjustments and other includes the exchanges of wireless licenses in 2015 as well as $0.1 billion of Wireless licenses that are classified as Assets held for sale on our condensed consolidated balance sheet at September 30, 2015 (see Note 2 for additional details).

At September 30, 2015, approximately $10.7 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

The average remaining renewal period for our wireless licenses portfolio was 5.9 years as of September 30, 2015.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2015	$18,390	$6,249	$–	$24,639
Acquisitions (Note 2)	3	–	1,814	1,817
Reclassifications, adjustments and other (Note 2)	–	(1,916)	584	(1,332)

Balance at September 30, 2015	$18,393	$4,333	$2,398	$25,124

As a result of the acquisition of AOL in the second quarter of 2015, we recognized preliminary Goodwill of $1.8 billion, which is included within Corporate, eliminations and other (see Note 2 for additional details). We also allocated $0.6 billion of goodwill on a relative fair value basis from Wireline to Corporate, eliminations and other as a result of an internal reorganization. This increase was partially offset by a decrease in Goodwill in Wireline primarily due to the reclassification of $1.3 billion of Goodwill to Non-current assets held for sale on our condensed consolidated balance sheet at September 30, 2015 as a result of our agreement to sell our local exchange business and related landline activities in California, Florida, and Texas to Frontier (see Note 2 for additional details). The amount of Goodwill reclassified was based on the relative fair value of the transaction to the Wireline reporting unit.

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At September 30, 2015			At December 31, 2014
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,986	$(3,057)	$1,929	$3,618	$(2,924)	$694
Non-network internal-use software (3 to 7 years)	14,907	(9,421)	5,486	13,194	(8,462)	4,732
Other (5 to 25 years)	1,329	(422)	907	670	(368)	302

Total	$21,222	$(12,900)	$8,322	$17,482	$(11,754)	$5,728

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2015	$438	$1,247
2014	391	1,178

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2015	$454
2016	1,609
2017	1,408
2018	1,228
2019	1,001

4.	Debt

Changes to debt during the nine months ended September 30, 2015 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2015	$2,735	$110,536	$113,271
Proceeds from borrowings	4,000	2,497	6,497
Repayments of borrowings and capital leases obligations	(7,168)	–	(7,168)
Decrease in short-term obligations, excluding current maturities	(305)	–	(305)
Reclassifications of long-term debt	7,249	(7,249)	–
Reclassification of long-term debt to Non-current liabilities related to assets held for sale (Note 2)	–	(594)	(594)
Debt acquired (Note 2)	461	92	553
Other	292	(222)	70

Balance at September 30, 2015	$7,264	$105,060	$112,324

During June 2015, as part of the Merger Agreement with AOL, we assumed approximately $0.6 billion of debt and capital lease obligations. As of September 30, 2015, approximately $0.4 billion of the assumed debt and capital lease obligations were repaid.

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

Term Loan Agreement

During the first quarter of 2015, we entered into a term loan agreement with a major financial institution, pursuant to which we borrowed $6.5 billion for general corporate purposes, including the acquisition of spectrum licenses. Borrowings under the term loan agreement mature in March 2016, with a $4.0 billion mandatory prepayment required by June 2015. The term loan agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. In addition, the term loan agreement requires us to maintain a leverage ratio (as defined in the term loan agreement) not in excess of 3.50:1.00, until our credit ratings are equal to or higher than A3 and A- at Moody’s Investors Service and Standard & Poor’s Ratings Services, respectively.

During March 2015, we prepaid approximately $5.0 billion of the term loan agreement, which satisfied the mandatory prepayment. During the third quarter of 2015, we made an additional repayment of approximately $1.0 billion.

Credit Facilities

As of September 30, 2015, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Additional Financing Activities (Non-Cash Transaction)

During the nine months ended September 30, 2015, we financed, primarily through vendor financing arrangements, the purchase of approximately $0.6 billion of long-lived assets, consisting primarily of network equipment. At September 30, 2015, $0.9 billion relating to vendor financing arrangements, including those entered into in prior years, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statements of cash flows.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of September 30, 2015, $3.1 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2015, $1.4 billion aggregate principal amount of these obligations remain outstanding.

5.	Wireless Device Installment Plans

We offer new and existing customers the option to participate in a program that provides eligible wireless customers with the ability to pay for their device over a period of time (a device installment plan). Customers entering into device installment agreements prior to May 31, 2015, have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payments and trading in their device. Generally, customers entering into device installment agreements on or after June 1, 2015 are required to repay their device installment agreement before being eligible to upgrade their device. However, certain devices are subject to promotions that allow customers to upgrade to a new device after making a stated portion of the required device payments and trading in their device. When a customer has the right to upgrade to a new device by making a stated portion of the required device payments and trading in their device, we record a guarantee liability in accordance with our accounting policy. The gross guarantee liability related to this program, which was approximately $0.4 billion at September 30, 2015, and $0.7 billion at December 31, 2014, was primarily included in Other current liabilities on our condensed consolidated balance sheets.

The following table displays the device installment plan receivables, net:

(dollars in millions)	At September 30, 2015	At December 31, 2014
Device installment plan receivables, gross	$3,432	$3,833
Unamortized imputed interest	(139)	(155)

Device installment plan receivables, net of unamortized imputed interest	3,293	3,678
Allowance for credit losses	(363)	(76)

Device installment plan receivables, net	$2,930	$3,602

Classified on our condensed consolidated balance sheets:
Accounts receivable, net	$1,888	$2,470
Other assets	1,042	1,132

Device installment plan receivables, net	$2,930	$3,602

At the time of sale, we impute risk adjusted interest on the device installment plan receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other on our condensed consolidated statements of income, is recognized over the financed installment term.

We assess the collectability of our device installment plan receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. We use risk models to measure the credit quality of a customer and determine eligibility for the device payment program. For new customers, we use a custom empirical credit scoring model built specifically for Verizon Wireless. Risk segmentation is based on the contents of the applicant’s credit file, such as age, credit history and history of delinquency. For existing customers, we use a custom internal risk model. This model uses a number of internal variables, including, but not limited to, consumer credit risk scores, service plan characteristics, payment history and account status. Customers with a higher credit risk profile are required to pay a higher down payment for devices financed under the device installment plan and are subject to lower limits on the total amount financed.

We record device installment plan bad debt expense based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macro-economic conditions. We monitor the aging of our device installment plan receivables and write off account balances if collection efforts are unsuccessful and future collection is unlikely based on customer credit ratings and the length of time from the original billing date.

Sales of Wireless Device Installment Plan Receivables

During the first quarter of 2015, we established a program to sell from time to time, on an uncommitted basis, selected device installment plan receivables to a group of primarily relationship banks (Purchasers). Under the program, we transfer the receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers then sell the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the program are no longer considered assets of Verizon. We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material.

Under this arrangement, each Seller’s sole business consists of the acquisition of the receivables from Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers are not available to be used to satisfy obligations of any Verizon entities other than the Sellers.

During the three months ended March 31, 2015, we sold $2.0 billion of receivables, net of allowances, imputed interest and the device trade-in right, and received cash proceeds of $1.3 billion. Additionally, we recorded a deferred purchase price of $0.7 billion.

During the three months ended June 30, 2015, we sold $1.7 billion of receivables, net of allowances, imputed interest and the device trade-in right, and received cash proceeds of $1.2 billion. Additionally, we recorded a deferred purchase price of $0.6 billion.

During the three months ended September 30, 2015, we sold $2.4 billion of receivables, net of allowances and imputed interest, and received cash proceeds of $2.0 billion. Additionally, we recorded a deferred purchase price of $0.4 billion.

The deferred purchase price was initially recorded at fair value, based on the remaining installment amounts expected to be collected, adjusted by the timing and estimated value of the device trade-in. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. At September 30, 2015, our deferred purchase price receivable was $1.7 billion, which is included within Other assets on our condensed consolidated balance sheet. Generally, our maximum exposure to loss as a result of selling these device installment plan receivables is limited to the amount of our deferred purchase price.

The sales of receivables did not have a material impact on our condensed consolidated statements of income. The cash proceeds received from the Purchasers are recorded within Cash flows provided by operating activities on our condensed consolidated statement of cash flows as the cash received from the Purchasers upon the sale of the receivables and the collection of the deferred purchase price is not subject to significant interest rate risk.

Continuing Involvement

Verizon has continuing involvement with the sold receivables as it services the receivables. We continue to service the customer and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and we continue to maintain normal relationships with our customers. The total portfolio of device installment plan receivables we are servicing was $9.1 billion at September 30, 2015.

In addition, we have continuing involvement related to the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the agreement. The Company’s maximum exposure to loss related to the involvement with the Sellers was $1.7 billion as of September 30, 2015. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the proceeds withheld by the Sellers. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

6.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$251	$–	$–	$251
Fixed income securities	–	55	–	55
Other current assets:
Fixed income securities	250	–	–	250
Other assets:
Fixed income securities	–	960	–	960
Interest rate swaps	–	144	–	144
Net investment hedges	–	4	–	4
Cross currency swaps	–	2	–	2

Total	$501	$1,165	$–	$1,666

Liabilities:
Other current liabilities:
Cross currency swaps and other	$–	$110	$–	$110
Other liabilities:
Cross currency swaps	–	1,344	–	1,344
Forward interest rate swaps	–	8	–	8
Net investment hedges	–	2	–	2

Total	$–	$1,464	$–	$1,464

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2015.

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

	At September 30, 2015		At December 31, 2014
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$111,373	$120,207	$112,755	$126,549

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements and interest rate locks. We do not hold derivatives for trading purposes. We posted collateral of approximately $0.1 billion and $0.6 billion related to derivative contracts under collateral exchange arrangements at September 30, 2015 and December 31, 2014, respectively, which was recorded as Prepaid expenses and other on our condensed consolidated balance sheets. During the first and second quarter of 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties.

We measure all derivatives, including derivatives embedded in other financial instruments, at fair value and recognize them as either assets or liabilities on our condensed consolidated balance sheets. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in Other comprehensive loss and recognized in earnings when the hedged item is recognized in earnings. Changes in the fair value of the effective portion of net investment hedges of certain of our foreign operations are reported in Other comprehensive loss as part of the cumulative translation adjustment and partially offset the impact of foreign currency changes on the value of our net investment.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. During the third quarter of 2015, we entered into interest rate swaps with a total notional value of $3.2 billion. At September 30, 2015 and December 31, 2014, the total notional amount of the interest rate swaps was $4.9 billion and $1.8 billion, respectively. The fair value of these contracts was $0.1 billion at September 30, 2015 and was not material at December 31, 2014. The ineffective portion of these interest rate swaps was not material for the three and nine months ended September 30, 2015.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. We designated these contracts as cash flow hedges. At December 31, 2014, these swaps had a notional value of $2.0 billion. The fair value of these contracts was $0.2 billion at December 31, 2014, which was included within Other liabilities on our condensed consolidated balance sheets. During the third quarter of 2015, we settled these forward interest rate swaps and the pre-tax loss was not material. During the third quarter of 2015, we entered into forward interest rate swaps with a total notional value of $0.8 billion. The fair value of these contracts was not material at September 30, 2015.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $1.4 billion at September 30, 2015 and $0.6 billion at December 31, 2014, which were primarily included within Other liabilities on our condensed consolidated balance sheets. At September 30, 2015 and December 31, 2014, the total notional amount of the cross currency swaps was $10.3 billion. During the three and nine months ended September 30, 2015, pre-tax losses of $0.2 billion and $0.9 billion, respectively, were recognized in Other comprehensive loss. During the three and nine months ended September 30, 2014, a pre-tax loss of $0.1 billion and an immaterial pre-tax loss, respectively, were recognized in Other comprehensive loss.

Net Investment Hedges

We enter into foreign currency forward contracts that are designated as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. During the third quarter of 2015, we entered into net investment hedges with a total notional value of $0.9 billion with the longest contract tenor maturing in 2018. The fair value of these contracts was not material at September 30, 2015.

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

Performance Stock Units

The Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the performance cycle. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award.

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2015	15,007	19,966
Granted	4,674	6,772
Payments	(5,874)	(6,732)
Cancelled/Forfeited	(123)	(275)

Outstanding, September 30, 2015	13,684	19,731

As of September 30, 2015, unrecognized compensation expense related to the unvested portion of outstanding RSUs and PSUs was approximately $0.4 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2015 have a weighted-average grant date fair value of $48.26 per unit.

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

Net Periodic Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended September 30,	2015	2014	2015	2014
Service cost	$93	$82	$81	$65
Amortization of prior service credit	(1)	(2)	(72)	(63)
Expected return on plan assets	(317)	(296)	(25)	(41)
Interest cost	242	259	280	277
Remeasurement loss, net	342	–	–	–

Total	$359	$43	$264	$238

(dollars in millions)	Pension		Health Care and Life
Nine Months Ended September 30,	2015	2014	2015	2014
Service cost	$280	$245	$243	$194
Amortization of prior service credit	(3)	(6)	(215)	(190)
Expected return on plan assets	(952)	(886)	(76)	(122)
Interest cost	727	777	838	831
Remeasurement loss, net	342	–	–	–

Total	$394	$130	$790	$713

Pension Remeasurement

During the three and nine months ended September 30, 2015, we recorded net pre-tax pension remeasurement charges of approximately $0.3 billion, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charges relate to settlements for employees who received lump-sum distributions in four of Verizon’s seven defined benefit pension plans, representing 73% of the pension benefit obligation at December 31, 2014. The pension remeasurement charges from the impacted plans were primarily driven by a $0.7 billion loss resulting from the difference between our expected return on assets assumption of 7.25% at December 31, 2014 and our annualized actual return on assets of 1.96% at September 30, 2015, as well as other losses of $0.1 billion. These losses were partially offset by a gain of $0.5 billion resulting from an increase in our discount rate assumption used to determine the current year liabilities of our pension plans. Our weighted-average discount rate assumption increased from 4.2% at December 31, 2014 to 4.5% at September 30, 2015.

Severance Payments

During the three and nine months ended September 30, 2015, we paid severance benefits of $0.1 billion and $0.5 billion, respectively. At September 30, 2015, we had a remaining severance liability of $0.4 billion, a portion of which includes future contractual payments to employees separated as of September 30, 2015.

Employer Contributions

During the three and nine months ended September 30, 2015, we contributed an immaterial amount and $0.7 billion, respectively, to our other postretirement benefit plans and $0.4 billion and $0.7 billion, respectively, to our qualified pension plans. The contributions to our nonqualified pension plans were not material during the three and nine months ended September 30, 2015. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2015 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$12,298	$1,378	$13,676

Net income	12,488	374	12,862
Other comprehensive loss	(511)	–	(511)

Comprehensive income	11,977	374	12,351

Contributed capital	29	–	29
Dividends declared	(6,779)	–	(6,779)
Common stock in treasury	(4,341)	–	(4,341)
Distributions and other	(46)	(348)	(394)

Balance at September 30, 2015	$13,138	$1,404	$14,542

Common Stock

During the nine months ended September 30, 2015, Verizon repurchased approximately 2.8 million shares of the Company’s common stock under our authorized share buyback program for approximately $0.1 billion. At September 30, 2015, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 97.2 million.

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

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 18.3 million common shares issued from Treasury stock during the nine months ended September 30, 2015, which had an aggregate value of $0.7 billion.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2015	$(346)	$(84)	$112	$1,429	$1,111
Other comprehensive loss	(161)	(246)	(13)	–	(420)
Amounts reclassified to net income	–	50	(9)	(132)	(91)

Net other comprehensive loss	(161)	(196)	(22)	(132)	(511)

Balance at September 30, 2015	$(507)	$(280)	$90	$1,297	$600

The amounts presented above in net other comprehensive loss are net of taxes and noncontrolling interests, which are not significant. For the nine months ended September 30, 2015, the amounts reclassified to net income related to defined benefit pension and postretirement plans were included in Cost of services and Selling, general and administrative expense on our condensed consolidated statement of income. For the nine months ended September 30, 2015, all other amounts reclassified to net income were included in Other income and (expense), net on our condensed consolidated statement of income.

10.	Segment Information

Reportable Segments

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate, eliminations and other includes the operations of AOL and related businesses, unallocated corporate expenses, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, pension and other employee benefit related costs, lease financing, as well as the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

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

Our reportable segments and their principal activities consist of the following:

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
External Operating Revenues
Wireless
Service	$17,580	$18,337	$53,146	$54,365
Equipment	4,292	2,479	11,526	6,735
Other	1,108	991	3,196	3,011

Total Wireless	22,980	21,807	67,868	64,111

Wireline
Consumer retail	4,012	3,902	12,041	11,606
Small business	585	613	1,778	1,858

Mass Markets	4,597	4,515	13,819	13,464

Strategic services	2,011	2,068	6,089	6,207
Core	1,196	1,305	3,605	4,074

Global Enterprise	3,207	3,373	9,694	10,281

Global Wholesale	1,211	1,298	3,707	3,954
Other	84	138	248	414

Total Wireline	9,099	9,324	27,468	28,113

Total reportable segments	32,079	31,131	95,336	92,224
Corporate, eliminations and other	1,079	455	2,030	1,663

Total consolidated – reported	$33,158	$31,586	$97,366	$93,887

Intersegment Revenues
Wireless	$25	$28	$78	$86
Wireline	256	252	779	756

Total reportable segments	281	280	857	842
Corporate, eliminations and other	(281)	(280)	(857)	(842)

Total consolidated – reported	$–	$–	$–	$–

Total Operating Revenues
Wireless	$23,005	$21,835	$67,946	$64,197
Wireline	9,355	9,576	28,247	28,869

Total reportable segments	32,360	31,411	96,193	93,066
Corporate, eliminations and other	798	175	1,173	821

Total consolidated – reported	$33,158	$31,586	$97,366	$93,887

Operating Income
Wireless	$7,668	$6,955	$23,174	$21,258
Wireline	577	225	1,486	619

Total reportable segments	8,245	7,180	24,660	21,877
Corporate, eliminations and other	(710)	(290)	(1,344)	(142)

Total consolidated – reported	$7,535	$6,890	$23,316	$21,735

(dollars in millions)	At September 30, 2015	At December 31, 2014
Assets
Wireless	$181,612	$160,385
Wireline	78,528	76,673

Total reportable segments	260,140	237,058
Corporate, eliminations and other	(18,067)	(4,350)

Total consolidated – reported	$242,073	$232,708

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Total reportable segment operating revenues	$32,360	$31,411	$96,193	$93,066
Impact of divested operations	–	–	–	256
Corporate, eliminations and other	798	175	1,173	565

Total consolidated operating revenues	$33,158	$31,586	$97,366	$93,887

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Total reportable segment operating income	$8,245	$7,180	$24,660	$21,877
Pension remeasurement (Note 8)	(342)	–	(342)	–
Gain on spectrum license transactions	–	–	–	707
Impact of divested operations	–	–	–	12
Corporate, eliminations and other	(368)	(290)	(1,002)	(861)

Total consolidated operating income	7,535	6,890	23,316	21,735

Equity in earnings (losses) of unconsolidated businesses	(18)	(48)	(70)	1,811
Other income and (expense), net	51	71	158	(757)
Interest expense	(1,202)	(1,255)	(3,742)	(3,633)

Income Before Provision For Income Taxes	$6,366	$5,658	$19,662	$19,156

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2015 and 2014.

11.	Commitments and Contingencies

In the ordinary course of business Verizon is involved in various commercial litigation and regulatory proceedings at the state and federal level. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations for a given reporting period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband data and video, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 177,900 employees as of September 30, 2015.

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

Acquisition of AOL Inc.

On May 12, 2015, we entered into an Agreement and Plan of Merger (the Merger Agreement) with AOL Inc. (AOL) pursuant to which we commenced a tender offer to acquire all of the outstanding shares of common stock of AOL at a price of $50.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes. On June 23, 2015, we completed the tender offer and merger, and AOL became a wholly-owned subsidiary of Verizon. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.7 billion. Holders of approximately 6.6 million shares exercised appraisal rights under Delaware law. If they had not exercised these rights, Verizon would have paid an additional $330 million for such shares at the closing.

AOL is a leader in the digital content and advertising platform space. Verizon has been investing in emerging technology that taps into the market shift to digital content and advertising. AOL’s business model aligns with this approach, and we believe that its combination of owned and operated content properties plus a digital advertising platform enhances our ability to further develop future revenue streams. See Note 2 to the condensed consolidated financial statements for additional information.

Access Line Sale

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida and Texas, including fios internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion, subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheet as of September 30, 2015. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of federal approvals from the FCC and the antitrust authorities and state regulatory approvals. The federal approvals have been obtained, as well as approval from the Texas Public Utility Commission. We expect this transaction to close at the end of the first quarter of 2016.

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

Business Overview

Wireless

In our Wireless business, revenues grew 5.4%, during the three months ended September 30, 2015, compared to the similar period in 2014, driven by a 73.1% increase in equipment revenue primarily due to an increase in device sales under the Verizon device payment program, partially offset by a decline in device sales under the traditional subsidy model. The increased adoption of the Verizon device payment program (formerly known as Verizon Edge) as compared to subsidized plans results in a relative shift of revenue from service revenue to equipment revenue, which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale of devices under the device payment program. During the three months ended September 30, 2015 and 2014, the percentage of phone activations under the Verizon device payment program was approximately 58% and 12%, respectively. At September 30, 2015, approximately 22% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 5% at September 30, 2014. At September 30, 2015, retail postpaid connections were 4.9% higher than at September 30, 2014, with smartphones representing 82% of our retail postpaid phone base at September 30, 2015 compared to 77% at September 30, 2014. Approximately 89% of our total data traffic in September 2015 was carried on our 4G LTE network.

Wireline

In our Wireline business, revenues declined 2.3% during the three months ended September 30, 2015, compared to the similar period in 2014, primarily due to revenue declines in Global Enterprise resulting from lower voice services and data networking revenues, as well as the negative impact of foreign exchange rates. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. The decrease in revenues in our Wireline segment was partially offset by revenue increases in Consumer retail driven by fios. During the three months ended September 30, 2015, fios represented approximately 79% of Consumer retail revenue compared to approximately 76% during the similar period in 2014.

Trends

We are investing in innovative technology, like wireless networks and high-speed fiber, to position ourselves at the center of growth trends of the future. During the nine months ended September 30, 2015, these investments included acquisitions of wireless licenses of $9.8 billion and capital expenditures of $12.5 billion. In addition, we acquired AOL to enhance our digital media and advertising capabilities. See “Cash Flows Used in Investing Activities” and “Acquisitions and Divestitures” for additional information.

The increased adoption of the Verizon device payment program, a program that provides eligible wireless customers with the ability to pay for their device over a period of time (a device installment plan) and the right to upgrade their device, as compared to subsidized plans, results in a relative shift of revenue from service revenue to equipment revenue, which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale of devices under the device payment program.

In August 2015, we launched the Verizon Plan, a new wireless price plan that offers customers various sizes of data packages that can be shared among lines on a customer’s account. Customers who wish to participate in this new plan can do so either by using their own compatible smartphone or by purchasing a smartphone from Verizon under our device payment program. In addition, our current customers have the option of either moving to the Verizon Plan, subject to certain restrictions, or keeping their existing plan. As a result of the pricing offered under our Verizon Plan, we expect that adoption of the device payment program and the resulting shift of revenue from service revenue to equipment revenue will accelerate.

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

Corporate, eliminations and other includes the operations of AOL and related businesses, unallocated corporate expenses such as certain pension and other employee benefit related costs, intersegment eliminations recorded in consolidation, the results of other businesses, such as our investments in unconsolidated businesses, lease financing as well as the historical results of divested operations, other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Impact of Divested Operations
Operating revenues	$–	$–	$–	$256
Cost of services	–	–	–	239
Selling, general and administrative expense	–	–	–	5

Consolidated Revenues

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Wireless
Service	$17,598	$18,356	$(758)	(4.1)%	$53,201	$54,421	$(1,220)	(2.2)%
Equipment	4,292	2,480	1,812	73.1	11,526	6,737	4,789	71.1
Other	1,115	999	116	11.6	3,219	3,039	180	5.9

Total	23,005	21,835	1,170	5.4	67,946	64,197	3,749	5.8
Wireline
Mass Markets	4,597	4,515	82	1.8	13,819	13,464	355	2.6
Global Enterprise	3,208	3,375	(167)	(4.9)	9,696	10,290	(594)	(5.8)
Global Wholesale	1,466	1,544	(78)	(5.1)	4,481	4,689	(208)	(4.4)
Other	84	142	(58)	(40.8)	251	426	(175)	(41.1)

Total	9,355	9,576	(221)	(2.3)	28,247	28,869	(622)	(2.2)
Corporate, eliminations and other	798	175	623	nm	1,173	821	352	42.9

Consolidated Revenues	$33,158	$31,586	$1,572	5.0	$97,366	$93,887	$3,479	3.7

nm – not meaningful

The increase in consolidated revenues during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, was primarily due to higher equipment revenues at Wireless, higher Mass Markets revenues driven by fios services at our Wireline segment, as well as higher revenues as a result of the acquisition of AOL. Partially offsetting these increases were lower service revenues at our Wireless segment and lower Global Enterprise revenues at our Wireline segment.

Wireless’ revenues increased $1.2 billion, or 5.4%, and $3.7 billion, or 5.8%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily as a result of growth in equipment revenue. Equipment revenue increased by $1.8 billion, or 73.1%, and $4.8 billion, or 71.1%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to an increase in device sales under the Verizon device payment program, partially offset by a decline in device sales under the traditional subsidy model. The percentage of phone activations under the Verizon device payment program increased to approximately 58% and 49%, respectively, during the three and nine months ended September 30, 2015 compared to approximately 12% and 14%, respectively, during the similar periods in 2014. Service revenue, which does not include recurring device installment billings related to the Verizon device payment program, decreased by $0.8 billion, or 4.1%, and $1.2 billion, or 2.2%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily driven by the impact of more customers adopting the Verizon device payment program. The increased adoption of the Verizon device payment program as compared to subsidized plans results in a relative shift of revenue from service revenue to equipment revenue, which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale of devices under the device payment program.

During the three and nine months ended September 30, 2015, retail postpaid connection net additions decreased, compared to the similar periods in 2014, primarily due to a decrease in retail postpaid connection gross additions, partially offset by a lower retail postpaid connection churn rate. Retail postpaid connections per account increased as of September 30, 2015, compared to September 30, 2014, primarily due to increases in Internet devices.

Wireline’s revenues decreased $0.2 billion, or 2.3%, and $0.6 billion, or 2.2%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily as a result of declines in Global Enterprise, partially offset by higher Mass Markets revenues driven by fios services.

Mass Markets revenues increased $0.1 billion, or 1.8%, and $0.4 billion, or 2.6%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to the expansion of fios services (voice, internet and video), including our fios Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues.

Global Enterprise revenues decreased $0.2 billion, or 4.9%, and $0.6 billion, or 5.8%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to lower voice services and data networking revenues, the negative impact of foreign exchange rates and a decline in Core customer premise equipment revenues. Strategic services revenues also decreased primarily due to a decline in revenue from IP services.

Global Wholesale revenues decreased $0.1 billion, or 5.1%, and $0.2 billion, or 4.4%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to declines in traditional voice and data revenues. The declines in traditional voice and data revenues were primarily due to the effect of technology substitution. During the nine months ended September 30, 2015, we also experienced a decline in domestic wholesale connections.

Corporate, eliminations and other revenues increased $0.6 billion and $0.4 billion, or 42.9%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily as a result of the acquisition of AOL.

Consolidated Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Cost of services	$7,589	$7,046	$543	7.7%	$21,571	$21,230	$341	1.6%
Wireless cost of equipment	5,716	5,206	510	9.8	16,279	14,298	1,981	13.9
Selling, general and administrative expense	8,309	8,277	32	0.4	24,222	24,159	63	0.3
Depreciation and amortization expense	4,009	4,167	(158)	(3.8)	11,978	12,465	(487)	(3.9)

Consolidated Operating Expenses	$25,623	$24,696	$927	3.8	$74,050	$72,152	$1,898	2.6

Cost of Services

Cost of services increased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to higher content costs at our Wireline segment, increases in rent expense, cost of network services, cost of roaming and costs related to our device protection package at our Wireless segment, as well as an increase in costs as a result of the acquisition of AOL. Partially offsetting these increases during the three and nine months ended September 30, 2015 were declines in access costs of $0.1 billion and $0.3 billion, respectively, and a decrease in employee costs at our Wireline segment. Also offsetting the increase during the nine months ended September 30, 2015 was a decrease in Cost of services reflected in the results of operations related to a non-strategic Wireline business that was divested on July 1, 2014.

Wireless Cost of Equipment

Wireless cost of equipment increased $0.5 billion and $2.0 billion, respectively, at our Wireless segment during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily as a result of an increase in the average cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the nine months ended September 30, 2015, compared to the similar period in 2014, primarily due to gains recorded in the second quarter of 2014 related to the completion of wireless license transactions, pension remeasurement charges recorded in the third quarter of 2015, as well as an increase in bad debt expense at our Wireless segment. The increase in bad debt expense was primarily driven by a volume increase in our installment receivables and does not represent a deterioration in the collectability of those receivables. Partially offsetting this increase was a decline in sales commission expense at our Wireless segment, which was driven by the increased adoption of the Verizon device payment program.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to $0.2 billion and $0.6 billion, respectively, of depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas which were classified as held for sale as of February 5, 2015.

We expect to continue to benefit from depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, through the closing of the transaction with Frontier, which is expected to occur at the end of the first quarter of 2016.

Non-operational Credits (Charges)

Non-operational credits (charges) included in operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Gain on spectrum license transactions	$–	$–	$–	$707
Pension remeasurement	(342)	–	(342)	–

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Consolidated Operating Income	$7,535	$6,890	$23,316	$21,735
Add Depreciation and amortization expense	4,009	4,167	11,978	12,465

Consolidated EBITDA	$11,544	$11,057	$35,294	$34,200

Add Pension remeasurement	342	–	342	–
Less Gain on spectrum license transactions	–	–	–	(707)
Less Impact of divested operations	–	–	–	(12)

Consolidated Adjusted EBITDA	$11,886	$11,057	$35,636	$33,481

The changes in the table above during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Equity in Earnings (Losses) of Unconsolidated Businesses

Equity in earnings (losses) of unconsolidated businesses decreased $1.9 billion during the nine months ended September 30, 2015, compared to the similar period in 2014, primarily due to the gain of $1.9 billion recorded on the sale of our interest in Vodafone Omnitel N.V. (Vodafone Omnitel) during the first quarter of 2014 (Omnitel Transaction), which was part of the consideration for the Wireless Transaction completed on February 21, 2014.

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Interest income	$14	$28	$(14)	(50.0)%	$100	$72	$28	38.9%
Other, net	37	43	(6)	(14.0)	58	(829)	887	nm

Total	$51	$71	$(20)	(28.2)	$158	$(757)	$915	nm

nm – not meaningful

Other income and (expense), net changed favorably during the nine months ended September 30, 2015, compared to the similar period in 2014, primarily driven by net early debt redemption costs of $0.9 billion recorded during the first quarter of 2014 (see “Other Items”).

Interest Expense

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Total interest costs on debt balances	$1,386	$1,331	$55	4.1%	$4,147	$3,957	$190	4.8%
Less capitalized interest costs	184	76	108	nm	405	324	81	25.0

Total	$1,202	$1,255	$(53)	(4.2)	$3,742	$3,633	$109	3.0

Average debt outstanding	$112,927	$109,503			$113,950	$107,034
Effective interest rate	4.9%	4.9%			4.9%	4.9%

nm – not meaningful

Total interest costs on debt balances increased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014. The increase during the three and nine months ended September 30, 2015 was primarily due to higher average debt balances (see “Consolidated Financial Condition”). Capitalized interest costs increased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to an increase in wireless licenses that are currently under development. The increase in wireless licenses that are currently under development resulted from the licenses that were granted to us by the FCC as a result of our winning bid during a recently completed FCC spectrum license auction.

Provision for Income Taxes

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Provision for income taxes	$2,195	$1,864	$331	17.8%	$6,800	$5,052	$1,748	34.6%
Effective income tax rate	34.5%	32.9%			34.6%	26.4%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate and provision for income taxes during the three months ended September 30, 2015, compared to the similar period in 2014, was primarily due to higher income before income taxes in the current period as well as the utilization of certain tax credits in connection with the Omnitel Transaction in 2014. The increase in the effective income tax rate and provision for income taxes during the nine months ended September 30, 2015, compared to the similar period in 2014, was primarily due to additional income taxes on the incremental income in the current period from the Wireless Transaction completed on February 21, 2014, as well as the utilization of certain tax credits in connection with the Omnitel Transaction in 2014.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.5 billion at September 30, 2015 and $1.8 billion at December 31, 2014. Interest and penalties related to unrecognized tax benefits were $0.1 billion (after-tax) and $0.2 billion (after-tax) at September 30, 2015 and December 31, 2014, respectively. The decrease in unrecognized tax benefits was primarily due to an internal restructure that eliminated certain state unrecognized tax benefits.

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

Net Income Attributable to Noncontrolling Interests

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Net income attributable to noncontrolling interests	$133	$99	$34	34.3%	$374	$2,248	$(1,874)	(83.4)%

The decrease in Net income attributable to noncontrolling interests during the nine months ended September 30, 2015, compared to the similar period in 2014, was primarily due to the completion of the Wireless Transaction on February 21, 2014. The noncontrolling interests that remained after the completion of the Wireless Transaction primarily relate to wireless partnership entities.

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

All financial results included in the tables below reflect the consolidated results of Verizon Wireless.

Operating Revenues and Selected Operating Statistics

(dollars in millions,	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
except ARPA)	2015	2014	(Decrease)		2015	2014	(Decrease)
Service	$17,598	$18,356	$(758)	(4.1)%	$53,201	$54,421	$(1,220)	(2.2)%
Equipment	4,292	2,480	1,812	73.1	11,526	6,737	4,789	71.1
Other	1,115	999	116	11.6	3,219	3,039	180	5.9

Total Operating Revenues	$23,005	$21,835	$1,170	5.4	$67,946	$64,197	$3,749	5.8

Connections (‘000):(1)
Retail connections					110,760	106,156	4,604	4.3
Retail postpaid connections					105,023	100,103	4,920	4.9

Net additions in period (‘000):(2)
Retail connections	1,209	1,525	(316)	(20.7)	2,594	3,501	(907)	(25.9)
Retail postpaid connections	1,289	1,516	(227)	(15.0)	2,988	3,496	(508)	(14.5)

Churn Rate:
Retail connections	1.21%	1.29%			1.24%	1.30%
Retail postpaid connections	0.93%	1.00%			0.95%	1.00%

Account Statistics:
Retail postpaid ARPA	$152.38	$161.24	$(8.86)	(5.5)	$154.08	$160.21	$(6.13)	(3.8)
Retail postpaid accounts (‘000)(1)					35,677	35,435	242	0.7
Retail postpaid connections per account(1)					2.94	2.82	0.12	4.3

(1) As of end of period

(2) Excluding acquisitions and adjustments

Wireless’ total operating revenues increased by $1.2 billion, or 5.4%, and $3.7 billion, or 5.8%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily as a result of growth in equipment revenue.

Accounts and Connections

Retail (non-wholesale) postpaid accounts primarily represent retail customers with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Accounts include shared data plans, such as our new Verizon Plan and our More Everything plans, and corporate accounts, as well as legacy single connection plans and family plans. A single account may include monthly wireless services for a variety of connected devices. Retail connections represent our retail customer device connections. Churn is the rate at which service to connections is terminated.

Retail connections under an account may include: smartphones, basic phones, tablets, LTE Internet (Installed) and other connected devices. Retail postpaid connection net additions decreased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to a decrease in retail postpaid connection gross additions, partially offset by a lower retail postpaid connection churn rate. The decrease in retail postpaid connection gross additions during the three months ended September 30, 2015, compared to the similar period in 2014, was driven by a decline in gross additions of smartphones and tablets. The decrease in retail postpaid connection gross additions during the nine months ended September 30, 2015, compared to the similar period in 2014, was driven by a decline in gross additions of smartphones and other Internet devices.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 4.3% as of September 30, 2015, compared to September 30, 2014. The increase in retail postpaid connections per account is primarily due to increases in Internet devices, which represented 16.0% of our retail postpaid connection base as of September 30, 2015, compared to 13.1% as of September 30, 2014, primarily due to tablet activations.

Service Revenue

Service revenue, which does not include recurring device installment billings related to the Verizon device payment program, decreased by $0.8 billion, or 4.1%, and $1.2 billion, or 2.2%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily driven by lower retail postpaid service revenue, which was negatively impacted as a result of more customers adopting the Verizon device payment program. This decrease was partially offset by an increase in retail postpaid connections as well as the continued increase in penetration of tablets through our shared data plans.

The decrease in retail postpaid ARPA (the average revenue per account from retail postpaid accounts), which does not include recurring device installment billings related to the Verizon device payment program, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, was negatively impacted as more customers adopted the Verizon device payment program as compared to subsidized plans, which resulted in a relative shift of revenue from service revenue to equipment revenue which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale of devices under the device payment program. Partially offsetting the impact of the increased adoption of the Verizon device payment program during the nine months ended September 30, 2015, compared to the similar period in 2014, was an increase in both our retail postpaid connections per account, as discussed above, and smartphone penetration. As of September 30, 2015, smartphones represented 82% of our retail postpaid phone base compared to 77% as of September 30, 2014.

Equipment Revenue

Equipment revenue increased by $1.8 billion, or 73.1%, and $4.8 billion, or 71.1%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to an increase in device sales under the Verizon device payment program, partially offset by a decline in device sales under the traditional subsidy model. The percentage of phone activations under the Verizon device payment program increased to approximately 58% and 49%, respectively, during the three and nine months ended September 30, 2015 compared to approximately 12% and 14%, respectively, during the similar periods in 2014. The increased adoption of the Verizon device payment program as compared to subsidized plans results in a relative shift of revenue from service revenue to equipment revenue, which causes a change in the timing of the recognition of revenue. This shift in revenue is the result of recognizing a higher amount of equipment revenue at the time of sale of devices under the device payment program.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Cost of services	$2,010	$1,837	$173	9.4%	$5,809	$5,343	$466	8.7%
Cost of equipment	5,716	5,206	510	9.8	16,279	14,298	1,981	13.9
Selling, general and administrative expense	5,351	5,698	(347)	(6.1)	16,009	16,991	(982)	(5.8)
Depreciation and amortization expense	2,260	2,139	121	5.7	6,675	6,307	368	5.8

Total Operating Expenses	$15,337	$14,880	$457	3.1	$44,772	$42,939	$1,833	4.3

Cost of Services

Cost of services increased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to increases in rent expense and cost of network services as a result of increased cell sites and network densification to meet growing customer demand for 4G LTE data services. Also contributing to the increases in Cost of services during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, were increases in cost of roaming and costs related to our device protection package.

Cost of Equipment

Cost of equipment increased $0.5 billion and $2.0 billion, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily as a result of an increase in the average cost per unit.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to a $0.7 billion and $1.7 billion decline in sales commission expense, respectively, which was driven by the increased adoption of the Verizon device payment program, partially offset by an increase in bad debt expense. The increase in bad debt expense was driven by a volume increase in our device installment receivables and does not represent a deterioration in the collectability of those receivables.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Segment Operating Income	$7,668	$6,955	$713	10.3%	$23,174	$21,258	$1,916	9.0%
Add Depreciation and amortization expense	2,260	2,139	121	5.7	6,675	6,307	368	5.8

Segment EBITDA	$9,928	$9,094	$834	9.2	$29,849	$27,565	$2,284	8.3

Segment operating income margin	33.3%	31.9%			34.1%	33.1%
Segment EBITDA margin	43.2%	41.6%			43.9%	42.9%
Segment EBITDA service margin	56.4%	49.5%			56.1%	50.7%

The changes in the table above during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014
Gain on spectrum license transactions	$–	$–	$–	$707

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Consumer retail	$4,012	$3,902	$110	2.8%	$12,041	$11,606	$435	3.7%
Small business	585	613	(28)	(4.6)	1,778	1,858	(80)	(4.3)

Mass Markets	4,597	4,515	82	1.8	13,819	13,464	355	2.6

Strategic services	2,012	2,067	(55)	(2.7)	6,090	6,213	(123)	(2.0)
Core	1,196	1,308	(112)	(8.6)	3,606	4,077	(471)	(11.6)

Global Enterprise	3,208	3,375	(167)	(4.9)	9,696	10,290	(594)	(5.8)

Global Wholesale	1,466	1,544	(78)	(5.1)	4,481	4,689	(208)	(4.4)
Other	84	142	(58)	(40.8)	251	426	(175)	(41.1)

Total Operating Revenues	$9,355	$9,576	$(221)	(2.3)	$28,247	$28,869	$(622)	(2.2)

Connections (‘000):(1)
Total voice connections					18,740	20,089	(1,349)	(6.7)

Total Broadband connections					9,223	9,146	77	0.8
fios internet subscribers					6,935	6,471	464	7.2
fios video subscribers					5,807	5,533	274	5.0

(1) As of end of period

Wireline’s revenues decreased $0.2 billion, or 2.3%, and $0.6 billion, or 2.2%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily as a result of declines in Global Enterprise, partially offset by higher Mass Markets revenues driven by fios services.

Mass Markets

Mass Markets operations provide broadband services (including high-speed Internet, fios internet and fios video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues increased $0.1 billion, or 1.8%, and $0.4 billion, or 2.6%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to the expansion of fios services (voice, internet and video), including our fios Quantum offerings, as well as changes in our pricing strategies, partially offset by the continued decline of local exchange revenues. Our fios services represented approximately 79% of Consumer retail revenue during the three and nine months ended September 30, 2015, compared to approximately 76% and 75% during the similar periods in 2014, respectively.

Since October 1, 2014, we grew our subscriber base by 0.5 million fios internet subscribers and 0.3 million fios video subscribers, while also improving penetration rates within our fios service areas. As of September 30, 2015, we achieved penetration rates of 41.7% and 35.6% for fios internet and fios video, respectively, compared to penetration rates of 40.6% and 35.5% for fios internet and fios video, respectively, as of September 30, 2014.

The increase in Mass Markets revenues was partially offset by the decline of local exchange revenues primarily due to a 6.4% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as fios digital voice connections. There was also a decline in Small business retail voice connections, reflecting competition and a shift to both IP and high-speed circuits, primarily in areas outside of our fios footprint.

Global Enterprise

Global Enterprise offers Strategic services and other core communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.2 billion, or 4.9%, and $0.6 billion, or 5.8%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to lower voice services and data networking revenues, Strategic services revenues, the negative impact of foreign exchange rates as well as a decline in Core customer premise equipment revenues. Voice services and data networking revenues, which consist of traditional circuit-based services such as frame relay, private line and legacy voice and data services, declined $0.1 billion, or 12.1%, and $0.4 billion, or 12.8%, respectively. Strategic services revenues declined $0.1 billion, or 2.7%, and $0.1 billion, or 2.0%, respectively, during the three months ended September 30, 2015, compared to the similar period in 2014, primarily due to a decline in revenue from IP services. For the nine months ended September 30, 2015, the decline in revenue from IP services was partially offset by growth in our application services, such as our contact center solutions.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion, or 5.1%, and $0.2 billion, or 4.4%, respectively, during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to declines in traditional voice and data revenues. The declines in traditional voice and data revenues were primarily due to the effect of technology substitution. As a result, at September 30, 2015, compared to the similar period in 2014, the number of core data circuits experienced a 13.7% decline. As of September 30, 2015, we also experienced a 6.1% decline in domestic wholesale connections compared to September 30, 2014 and consequently a decrease in minutes of use. Also contributing to the decline in voice revenues is the continuing contraction of market rates due to competition.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Cost of services	$5,203	$5,325	$(122)	(2.3)%	$15,696	$16,006	$(310)	(1.9)%
Selling, general and administrative expense	1,952	2,048	(96)	(4.7)	5,990	6,228	(238)	(3.8)
Depreciation and amortization expense	1,623	1,978	(355)	(17.9)	5,075	6,016	(941)	(15.6)

Total Operating Expenses	$8,778	$9,351	$(573)	(6.1)	$26,761	$28,250	$(1,489)	(5.3)

Cost of Services

During the three and nine months ended September 30, 2015, Cost of services decreased, compared to the similar periods in 2014, primarily due to declines in employee costs as a result of reduced headcount as well as a decline in access costs of $0.1 billion and $0.3 billion, respectively, driven by declines in overall wholesale long distance volumes. Partially offsetting these decreases during the three and nine months ended September 30, 2015 were increases in content costs of $0.1 billion and $0.4 billion, respectively, associated with continued fios subscriber growth and programming license fee increases.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to declines in employee costs as a result of reduced headcount, partially offset by an increase in transaction taxes and regulatory expenses. Also contributing to the decline for the nine months ended September 30, 2015 was a decline in administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, primarily due to $0.2 billion and $0.6 billion, respectively, of depreciation and amortization expense not being recorded on our assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, as well as decreases in net depreciable assets.

We expect to continue to benefit from depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, through the closing of the transaction with Frontier, which is expected to occur at the end of the first quarter of 2016.

Segment Operating Income and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2015	2014	(Decrease)		2015	2014	(Decrease)
Segment Operating Income	$577	$225	$352	nm	$1,486	$619	$867	nm
Add Depreciation and amortization expense	1,623	1,978	(355)	(17.9)%	5,075	6,016	(941)	(15.6)%

Segment EBITDA	$2,200	$2,203	$(3)	(0.1)	$6,561	$6,635	$(74)	(1.1)

Segment operating income margin	6.2%	2.3%			5.3%	2.1%
Segment EBITDA margin	23.5%	23.0%			23.2%	23.0%

nm – not meaningful

The changes in the table above during the three and nine months ended September 30, 2015, compared to the similar periods in 2014, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Other Items

Pension Remeasurement

During the three and nine months ended September 30, 2015, we recorded net pre-tax pension remeasurement charges of approximately $0.3 billion, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charges relate to settlements for employees who received lump-sum distributions in four of Verizon’s seven defined benefit pension plans, representing 73% of the pension benefit obligation at December 31, 2014. The pension remeasurement charges from the impacted plans were primarily driven by a $0.7 billion loss resulting from the difference between our expected return on assets assumption of 7.25% at December 31, 2014 and our annualized actual return on assets of 1.96% at September 30, 2015, as well as other losses of $0.1 billion. These losses were partially offset by a gain of $0.5 billion resulting from an increase in our discount rate assumption used to determine the current year liabilities of our pension plans. Our weighted-average discount rate assumption increased from 4.2% at December 31, 2014 to 4.5% at September 30, 2015.

In accordance with our accounting policy for pension and other postretirement benefits, in the fourth quarter of 2015 we will remeasure our pension assets and liabilities based on updated actuarial assumptions. These remeasurements could result in significant charges or credits to one or more of our pension plans.

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

During the second quarter of 2014, we completed transactions pursuant to two additional agreements with T-Mobile USA with respect to our remaining 700 MHz A block spectrum licenses. Under one agreement, we sold certain of these licenses to T-Mobile USA in exchange for cash consideration of approximately $2.4 billion, and under the second agreement we exchanged the remainder of our 700 MHz A block spectrum licenses as well as AWS and PCS spectrum licenses for AWS and PCS spectrum licenses. As a result, we received $1.6 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.7 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the nine months ended September 30, 2014.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the spectrum license transactions described above.

Wireless Transaction Costs

As a result of the third-party indebtedness incurred to finance the Wireless Transaction, we incurred interest expense of $0.4 billion during the nine months ended September 30, 2014. This amount represents only the interest expense incurred prior to the closing of the Wireless Transaction.

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

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Cash Flows Provided By (Used In)
Operating activities	$28,426	$23,157	$5,269
Investing activities	(24,596)	(10,430)	(14,166)
Financing activities	(10,553)	(59,037)	48,484

Decrease In Cash and Cash Equivalents	$(6,723)	$(46,310)	$39,587

We use the net cash generated from our operations to fund network expansion and modernization, service and repay external financing, pay dividends, invest in new businesses and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are primarily held domestically and are invested to maintain principal and liquidity. Accordingly, we do not have significant exposure to foreign currency fluctuations. See “Market Risk” for additional information regarding our foreign currency risk management strategies.

Our available external financing arrangements include an active commercial paper program, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. In addition, in 2015, we established an active program to sell selected device installment plan receivables under the Verizon device payment program to a group of primarily relationship banks (Purchasers).

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the nine months ended September 30, 2015 increased by $5.3 billion, compared to the similar period in 2014, primarily due to $4.5 billion of cash proceeds related to the sale of device installment plan receivables, $2.4 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator (see Note 2) as well as an increase in earnings at our Wireless segment. The increase in Cash flows provided by operating activities was partially offset by a reduction in other working capital levels.

During 2015, we established a program to sell from time to time, on an uncommitted basis, selected device installment plan receivables under the Verizon device payment program to the Purchasers. Under the program, we transfer the receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers then sell the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the program are no longer considered assets of Verizon. We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be a primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2015	2014
Wireless	$8,466	$7,808
Wireline	3,413	4,194
Other	661	622

	$12,540	$12,624

Total as a percentage of revenue	12.9%	13.4%

Capital expenditures increased at Wireless during the nine months ended September 30, 2015, compared to the similar period in 2014, in order to increase the capacity of our 4G LTE network. Capital expenditures declined at Wireline as a result of decreased fios and legacy spending requirements.

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

On May 12, 2015, we entered into the Merger Agreement with AOL pursuant to which we commenced a tender offer to acquire all of the outstanding shares of common stock of AOL at a price of $50.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes. On June 23, 2015, we completed the tender offer and merger, and AOL became a wholly-owned subsidiary of Verizon. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.7 billion. Holders of approximately 6.6 million shares exercised appraisal rights under Delaware law. If they had not exercised these rights, Verizon would have paid an additional $330 million for such shares at the closing. See Note 2 to the condensed consolidated financial statements for additional information.

In October 2015, AOL acquired an advertising technology business for cash consideration that was not significant.

Real Estate Transaction

On May 19, 2015, Verizon consummated a sale-leaseback transaction with a financial services firm for the buildings and real estate at our Basking Ridge, New Jersey location. We received total gross proceeds of $0.7 billion resulting in a deferred gain of $0.4 billion, which will be amortized over the initial leaseback term of twenty years. The leaseback of the buildings and real estate is accounted for as an operating lease. The proceeds received as a result of this transaction have been classified within Cash flows used in investing activities on our condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2015 and 2014, net cash used in financing activities was $10.6 billion and $59.0 billion, respectively. The change in cash flows used in financing activities during the nine months ended September 30, 2015, compared to the similar period in 2014, was primarily driven by the use of $58.89 billion as part of the consideration for the Wireless Transaction, which was completed on February 21, 2014.

During the nine months ended September 30, 2015, our net cash used in financing activities of $10.6 billion was primarily driven by repayments of long-term borrowings and capital lease obligations of $7.2 billion, $6.4 billion paid in cash dividends, as well as the payment of $5.0 billion related to our accelerated share repurchase agreement. These uses of cash were partially offset by $6.5 billion of borrowings under a term loan agreement which was used for general corporate purposes, including the acquisition of spectrum licenses, as well as $2.7 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers that we continue to occupy and use for network operations.

Proceeds from and Repayments of Long-Term Borrowings

At September 30, 2015, our total debt decreased to $112.3 billion from $113.3 billion at December 31, 2014. Since the substantial majority of our total debt portfolio consists of fixed rate indebtedness, changes in interest rates do not have a material effect on our interest payments. Our effective interest rate was 4.9% during both the nine months ended September 30, 2015 and 2014. See Note 4 to the condensed consolidated financial statements for additional details regarding our debt activity.

At September 30, 2015, approximately $9.0 billion, or 8.0%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily the Euro and British Pound Sterling. We have entered into cross currency swaps in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See “Market Risk” for additional information.

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

Credit Facilities

As of September 30, 2015, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Other, net

Other, net financing activities during the nine months ended September 30, 2015, include $2.7 billion of cash proceeds received related to the Tower Monetization Transaction, which relates to the portion of the towers that we continue to occupy and use for network operations.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the nine months ended September 30, 2015, we paid $6.4 billion in cash dividends.

Common Stock

During the nine months ended September 30, 2015, we repurchased $0.1 billion of our common stock as part of our previously announced share buyback program.

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

Decrease In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2015 totaled $3.9 billion, a $6.7 billion decrease compared to Cash and cash equivalents at December 31, 2014 primarily as a result of the factors discussed above.

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

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Net cash provided by operating activities	$28,426	$23,157	$5,269
Less Capital expenditures (including capitalized software)	12,540	12,624	(84)

Free cash flow	$15,886	$10,533	$5,353

The change in Free cash flow during the nine months ended September 30, 2015, compared to the similar period in 2014, was primarily due to $4.5 billion of cash proceeds related to the sale of device installment plan receivables, $2.4 billion of cash proceeds received related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator (see Note 2) as well as an increase in earnings at our Wireless segment. The increase in Cash flows provided by operating activities was partially offset by a reduction in other working capital levels. Subsequent to the completion of the Wireless Transaction on February 21, 2014, we have full access to all of the cash flows generated by our wireless business.

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in optimizing exposure to various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. We posted collateral of approximately $0.1 billion and $0.6 billion related to derivative contracts under collateral exchange arrangements at September 30, 2015 and December 31, 2014, respectively. During the first and second quarter of 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote. As such, we do not expect that our results of operations or financial condition will be materially affected by these risk management strategies.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2015, approximately 83% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. During the third quarter of 2015, we entered into interest rate swaps with a total notional value of $3.2 billion. At September 30, 2015 and December 31, 2014, the total notional amount of the interest rate swaps was $4.9 billion and $1.8 billion, respectively. The fair value of these contracts was $0.1 billion at September 30, 2015 and was not material at December 31, 2014. The ineffective portion of these interest rate swaps was not material for the three and nine months ended September 30, 2015.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. We designated these contracts as cash flow hedges. At December 31, 2014, these swaps had a notional value of $2.0 billion. The fair value of these contracts was $0.2 billion at December 31, 2014, which was included within Other liabilities on our condensed consolidated balance sheets. During the third quarter of 2015, we settled these forward interest rate swaps and the pre-tax loss was not material. During the third quarter of 2015, we entered into forward interest rate swaps with a total notional value of $0.8 billion. The fair value of these contracts was not material at September 30, 2015.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At September 30, 2015, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Brazilian Real.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. The fair value of the outstanding swaps was $1.4 billion at September 30, 2015 and $0.6 billion at December 31, 2014, which were primarily included within Other liabilities on our condensed consolidated balance sheets. At September 30, 2015 and December 31, 2014, the total notional amount of the cross currency swaps was $10.3 billion. During the three and nine months ended September 30, 2015, pre-tax losses of $0.2 billion and $0.9 billion, respectively, were recognized in Other comprehensive loss. During the three and nine months ended September 30, 2014, a pre-tax loss of $0.1 billion and an immaterial pre-tax loss, respectively, were recognized in Other comprehensive loss.

Net Investment Hedges

We enter into foreign currency forward contracts that are designated as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. During the third quarter of 2015, we entered into net investment hedges with a total notional value of $0.9 billion with the longest contract tenor maturing in 2018. The fair value of these contracts was not material at September 30, 2015.

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

Other

Acquisition of AOL Inc.

On May 12, 2015, we entered into the Merger Agreement with AOL pursuant to which we commenced a tender offer to acquire all of the outstanding shares of common stock of AOL at a price of $50.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes. On June 23, 2015, we completed the tender offer and merger, and AOL became a wholly-owned subsidiary of Verizon. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.7 billion. Holders of approximately 6.6 million shares exercised appraisal rights under Delaware law. If they had not exercised these rights, Verizon would have paid an additional $330 million for such shares at the closing.

AOL is a leader in the digital content and advertising platform space. Verizon has been investing in emerging technology that taps into the market shift to digital content and advertising. AOL’s business model aligns with this approach, and we believe that its combination of owned and operated content properties plus a digital advertising platform enhances our ability to further develop future revenue streams. See Note 2 to the condensed consolidated financial statements for additional information.

Other

On September 3, 2015, AOL announced an agreement to acquire an advertising technology business for cash consideration that was not significant. The transaction was completed in October 2015.

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

Critical Accounting Estimates

Goodwill

During the third quarter of 2015, as a result of an internal reorganization and resulting allocation of goodwill from Wireline to Corporate, eliminations and other, goodwill in Wireline was tested for impairment and we concluded that it was not impaired before or after the above-noted reorganization. At September 30, 2015, the remaining goodwill associated with our Wireline reporting unit is $4.3 billion.

Our goodwill is treated as an indefinite-lived intangible asset and, therefore, is not amortized. Instead, our goodwill is tested for impairment annually in the fourth fiscal quarter, unless there are events requiring an earlier assessment or changes in circumstances during an interim period that indicate these assets may not be recoverable. We believe our estimates and assumptions are reasonable and represent appropriate marketplace considerations as of the valuation date. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. It is possible that in the future there may be changes in our assumptions, including estimated cash flow projections, margins, growth rates and discount rate, which could result in different fair value estimates and an impairment charge.

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of September 30, 2015.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2015.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2014, the Verizon Board of Directors authorized a three-year share buyback program to repurchase up to 100 million shares of the Company’s common stock. Under the program, shares may be repurchased in privately negotiated transactions and on the open market, including through plans complying with Rule 10b5-1(c) under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company’s capital allocation priorities.

The following table provides information about repurchases of Verizon’s common stock during the three months ended September 30, 2015 by Verizon or any “affiliated purchaser” of Verizon, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 2015
Privately negotiated purchases	333,097	$45.04	333,097	98,174,855
September 2015
Privately negotiated purchases	981,298	$45.86	981,298	97,193,557

Item 6. Exhibits

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: October 27, 2015	By	/s/ Anthony T. Skiadas
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