Form 10-K
period 2015-12-31
VERIZON COMMUNICATIONS INC
filed 2016-02-23
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No ✓

At June 30, 2015, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $189,475,659,614.

At January 29, 2016, 4,073,840,949 shares of the registrant’s common stock were outstanding, after deducting 168,533,291 shares held in treasury.

Documents Incorporated By Reference:

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2015 (Parts I and II).

PART I
Item 1. Business

General

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. Formerly known as Bell Atlantic Corporation, we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 177,700 employees.

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

The following portions of the 2015 Verizon Annual Report to Shareowners are incorporated into this report:

•	“Overview” on pages 10 through 13; and,

•	“Segment Results of Operations” on pages 19 through 24 and in Note 13 to the consolidated financial statements on pages 71 through 73.

Wireless

Background

Our Wireless segment, doing business as Verizon Wireless, provides wireless communications services across one of the most extensive wireless networks in the United States (U.S.). Verizon Wireless is the largest wireless service provider in the U.S. as measured by retail connections and revenue. At December 31, 2015, Verizon Wireless had 112.1 million retail connections and 2015 revenues of approximately $91.7 billion, representing approximately 70% of Verizon’s aggregate revenues.

Verizon Wireless was formed as a joint venture in April 2000 by the combination of the U.S. wireless operations and interests of Verizon and Vodafone Group Plc (Vodafone). On September 2, 2013, Verizon entered into a stock purchase agreement with Vodafone and Vodafone 4 Limited, pursuant to which Verizon agreed to acquire all of Vodafone’s indirect 45% interest in Verizon Wireless for aggregate consideration of approximately $130 billion (the Wireless Transaction). We completed the Wireless Transaction on February 21, 2014 and, as a result, we acquired 100% ownership of Verizon Wireless. The consideration paid was primarily comprised of cash and Verizon common stock.

We have the largest fourth-generation (4G) Long-Term Evolution (LTE) technology and third-generation (3G) Evolution - Data Optimized (EV-DO) networks of any U.S. wireless service provider. Our 4G LTE network is available to over 98% of the U.S. population in more than 500 markets covering approximately 312 million people, including those in areas served by our LTE in Rural America partners. Under this program, we are working with wireless carriers in rural areas to collaboratively build and operate a 4G LTE network using each carrier’s network assets and our core 4G LTE equipment and 700 MHz C Block and Advanced Wireless Services (AWS) spectrum.

We are focusing our wireless capital spending on adding capacity and density to our 4G LTE network. In 2015, we announced our commitment to developing and deploying fifth-generation (5G) wireless technology. We are working with key partners to ensure the aggressive pace of innovation, standards development and appropriate requirements for this next generation of wireless technology.

Wireless Service and Product Offerings

Our wireless services are available to our customers receiving service under the Verizon Wireless brand. In addition, customers can obtain wireless products and services that operate on our network from resellers that purchase network access from us on a wholesale basis.

Wireless Services

We offer our wireless services on a postpaid and prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. A single account may include monthly wireless services for a variety of connected devices. A postpaid retail connection represents an individual line of service for a wireless device for which a customer is billed in advance a monthly access charge in return for a monthly network service allowance, and usage beyond the allowance is billed in arrears. Approximately 95% of our retail connections received our wireless services on a postpaid basis as of December 31, 2015. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance.

We offer various postpaid account service plans, including shared data plans, single connection plans and plans tailored to the needs of our business customers. Our shared data plans feature domestic unlimited voice minutes, unlimited domestic and international text, video and picture messaging, cloud storage and a single data allowance that can be shared among up to 10 devices on a customer’s account. For an additional monthly access fee, our customers have the option of sharing long distance and roaming minutes among their devices for calls from the United States to, and calls while within, Canada and Mexico. Shared data plans also include our Mobile Hotspot service at no additional charge. This service enables a customer to activate a personal Wi-Fi hotspot via their smartphone that can provide Internet access to multiple Wi-Fi enabled devices. We also offer various voice and shared data plans for small and large businesses.

Customers on our fixed-term service plans have historically paid higher fees for their wireless service in exchange for the ability to purchase their wireless devices at subsidized prices. Under the Verizon device payment program (formerly known as Verizon Edge), our eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Customers that activate service on devices purchased under the device payment program or on a compatible device that they already own pay lower service fees (unsubsidized service pricing) as compared to those under our fixed-term service plans. Generally, customers entering into device installment agreements on or after June 1, 2015 are required to repay all amounts due under their device installment agreement before being eligible to upgrade their device. However, certain devices are subject to promotions that allow customers to upgrade to a new device after paying down the minimum percentage of their device installment plan and trading in their device.

In August 2015, we launched a simplified shared data plan, the Verizon Plan, that offers customers various sizes of data packages that can be shared among up to 10 devices on a customer’s account. New customers who wish to participate in this new plan can do so by purchasing a device from Verizon either under our device payment program or at full retail, or by using their own compatible device. In addition, our current customers have the option of either moving to the Verizon Plan, subject to certain restrictions, or keeping their existing plan.

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

Our customers can access multimedia offerings, provided by Verizon and by third parties, consisting of applications providing music, video, gaming, news and other content. Our business-focused offerings, which are designed to increase productivity, include solutions that enable customers to access the Internet, their corporate intranets and e-mail across our diverse portfolio of wireless devices. Our location-based services provide our customers with directions to their destination and enable our business customers to locate, monitor and communicate with their mobile field workers. Our global data services allow our customers to access data services and the Internet on all of our smartphones and many of our tablets and basic phones from hundreds of international destinations. In addition, depending upon their wireless device’s operating system, our customers have access to more than one million applications and services offered by Google Inc. (Google) via Google Play, Apple Inc. (Apple) via iTunes, Microsoft Inc. (Microsoft) via its Windows Phone operating system and BlackBerry Limited (BlackBerry) via its BlackBerry App World webstore.

Our customers can make and receive calls on their home phone handsets using our wireless network through our Home Phone Connect service or Verizon 4G LTE Broadband Router with Voice service. We also offer LTE Internet (Installed), a high-speed Internet service that provides customers with Internet connections in their homes using our 4G LTE network.

In addition, we provide network access and, in some cases, enhanced value added services to support wireless connections for the Internet of Things (IoT). Our IoT services support devices that are used by a variety of vertical market segments, including health monitoring, education, manufacturing, utilities, distribution and consumer products. For example, companies purchase network access and, in some cases, enhanced services from us in order to connect with and monitor equipment, such as medical devices used to monitor patients, fleet management devices used to monitor company-operated vehicles and utility monitoring devices used for smart grid applications. Other companies purchase network access from us to support devices that are included in a service they, in turn, sell to end users. We also support telematics services for some of the largest automotive manufacturers. We expect that consumer use of IoT wireless connections, such as telematics, home monitoring, health monitoring, energy management and utilities management, will increase as consumers integrate these devices into their mobile lifestyle. (See “New Product Development and Strategic Initiatives.”)

Wireless Devices

We offer several categories of wireless devices, including smartphones and basic phones, tablets and other Internet access devices.

Smartphones and Basic Phones. All of the smartphones we offer are enabled to utilize our 4G LTE and/or 3G EV-DO high-speed data services and run on various operating platforms, such as Apple iOS, Google Android, Windows Phone OS, and BlackBerry OS. Most of the basic phones we offer are 3G EV-DO-enabled and have HTML-browsing capability.

Tablets and Other Internet Devices. We offer tablets from multiple manufacturers, all of which can access the Internet via our 4G LTE network or a Wi-Fi connection. The tablets run primarily on the Apple iOS, Google Android or Microsoft Windows operating systems. In addition, we offer dedicated devices, which we refer to as Jetpacks that provide a mobile Wi-Fi 4G LTE and/or 3G EV-DO connection and are capable of connecting multiple Wi-Fi enabled devices to the Internet at one time. Our customers can also access the Internet wirelessly at broadband speeds on their computers via data cards, USB modems or through the use of certain laptop computers and netbooks with embedded 4G LTE and 3G EV-DO Mobile Broadband modules. During 2015, we continued to experience strong customer demand for tablets and the percentage of our retail postpaid connection base represented by connections to these devices continued to increase.

We purchase a substantial majority of our wireless devices and accessories from Apple, Motorola Mobility, Samsung, LG Electronics, BlackBerry and HTC.

A key component of all wireless devices is the chipset, which contains the “intelligence” of the device. The LTE chipsets used in our 4G LTE-enabled devices are manufactured by various companies, each using its own 4G LTE chipset technology. To support CDMA-1XRTT and EV-DO technologies (with and without 4G LTE), most of our wireless device suppliers currently rely on Qualcomm Incorporated for the manufacture and supply of chipsets. In addition, there are a number of other components common to wireless devices provided by various electronic component manufacturers that we do not deal with directly.

Network

We have the largest 4G LTE and 3G EV-DO networks of any service provider in the United States, with licensed and operational coverage in all of the 100 most populous U.S. metropolitan areas. As of December 31, 2015, our 4G LTE network covered approximately 312 million people in the U.S., including those in areas served by our LTE in Rural America partners. We currently have 21 committed program participants that have the potential to provide 4G LTE coverage to approximately three million people and, to date, all participants have commenced 4G LTE operations on their networks.

The reliability of our wireless network is a key factor for our continued success, and we strive to provide our customers with the highest network reliability for their wireless services. We believe that steady and consistent network and platform investments provide the foundation for innovative products and services that will fuel profitable growth. The depth and breadth of our network provides our fundamental strength and is the basis for our competitive advantage.

We design and deploy our network in an efficient manner that we believe maximizes the number of successful data sessions, including video, and completions of large file downloads and uploads while delivering on our advertised throughput speeds and maximizes the number of calls that are connected on the first attempt and completed without being dropped. We plan to continue to upgrade our network, primarily to increase its capacity and density, by utilizing small cell technology, in-building solutions and distributed antennae systems in addition to deploying existing AWS spectrum. We are also exploring strategic opportunities to expand our national network coverage through selective acquisitions of wireless operations and spectrum licenses.

Our network includes various elements of redundancy designed to enhance the reliability of our service. To mitigate the impact of power disruptions on our operations, we have battery backup at every switch and every cell site in our network. We also utilize backup generators at a majority of our cell sites and at every switch location. In addition, we have a fleet of portable backup generators that can be deployed to cell sites, if needed. We further enhance reliability by using a fully redundant Multiprotocol Label Switching backbone network in all critical locations.

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

Technology

Our primary network technology platforms are 4G LTE and 3G Code Division Multiple Access (CDMA). 4G LTE provides higher data throughput performance for data services at a lower cost compared to that offered by 3G technologies.

In 2014, we commercially launched our mobile Voice over Internet Protocol (VoIP) service known as Voice over LTE (VoLTE). Advanced Calling 1.0, a first generation suite of services enabled by VoLTE, is now being used, in addition to CDMA technology, to provide voice calling services to our customers.

In 2015, we announced our commitment to developing and deploying 5G wireless technology. We launched the Verizon 5G Technology Forum with key industry partners to develop 5G requirements and standards and conduct testing to accelerate the introduction of 5G technologies. We believe that 5G technology will provide higher throughput than the current 4G LTE technology, lower latency and the ability to handle more network traffic as the number of Internet-connected devices grows. We plan to launch field technology trials in 2016.

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

In January 2015, the Federal Communications Commission (FCC) completed an auction of 65 MHz of spectrum in the AWS-3 band. We participated in that auction, and were the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. The FCC granted us these spectrum licenses in April 2015.

We anticipate we will need additional spectrum to meet future demand. This increasing demand is driven by growth in customer connections and usage of wireless broadband services, which use more bandwidth and require ever faster rates of speed to stay competitive. We can meet our future spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when future FCC spectrum auctions occur. The FCC will be auctioning television broadcast spectrum in the 600 MHz frequency range through a voluntary incentive auction that will take place in two phases. In the first phase, television broadcasters participating in the auction process will “sell” their rights to use such spectrum to the FCC. In the second phase, the FCC will “resell” that spectrum to various auction participants, including wireless service providers and other potential bidders. The incentive auction is scheduled to begin on March 29, 2016.

Since we and competing wireless service providers have experienced spectrum shortages in certain markets and may have spectrum surpluses in others, from time to time we have exchanged spectrum licenses with other service providers through secondary market swap transactions. We expect to continue to pursue similar opportunities to trade spectrum licenses in order to meet certain of our capacity and expansion needs in the future. In other cases, we have entered into intra-market spectrum swaps designed to increase the amount of contiguous spectrum within frequency bands in a specific market. Contiguous spectrum improves network performance and efficiency. These swaps as well as any spectrum purchases are subject to obtaining governmental approvals for the transfer of spectrum licenses in each instance.

See Note 2 to the consolidated financial statements for additional information regarding spectrum license transactions.

Network Equipment and Build-out

Alcatel-Lucent and Ericsson are currently our primary network vendors for our LTE network deployments for macro sites as well as small cells. Our primary CDMA cell site equipment infrastructure vendors are Alcatel-Lucent, which provides more than half of our CDMA cell site equipment, and Nokia Solutions and Networks (NSN) and Ericsson, which together provide nearly all of our remaining cell site equipment. We also rely on Alcatel-Lucent, NSN and Ericsson for our switching equipment. In January 2016, Nokia Corporation acquired Alcatel-Lucent and combined operations.

As we continue to build and upgrade our existing network, we must complete a variety of steps, including securing rights to a large number of sites as well as obtaining zoning, other governmental approvals and fiber facilities for macro cell sites. As we densify our network, we follow a similar process for small cells, in-building systems and antennas and related radio equipment that comprise distributed antenna systems. We utilize tower site management firms, such as Crown Castle International Corp. and American Tower Corporation (American Tower), as lessors or managers of a portion of our existing tower sites.

During March 2015, we completed a transaction with American Tower pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion. Under the terms of the lease agreements, American Tower has exclusive rights to lease and operate towers over an average term of approximately 28 years. As the leases expire, American Tower has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. As part of this transaction, we also sold 162 towers for $0.1 billion. We have subleased capacity on the towers from American Tower for a minimum of 10 years at current market rates, with options to renew.

Marketing and Distribution

Our marketing strategy is focused on offering solutions tailored to the needs of our various customer market groups; promoting our brand; leveraging our extensive distribution network; and jointly marketing our products and services to large business and government customers with Verizon’s Wireline business units through the Wireless Business Group, a sales and marketing organization that encompasses all of Verizon Wireless’ solutions for medium and large business and government customers. Our marketing plan includes a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions designed to present our corporate message consistently across all of our markets. We use a combination of direct, indirect and alternative distribution channels in order to increase customer growth while reducing customer acquisition costs.

Company-operated stores are a core component of our distribution strategy. We have opened Verizon Destination Stores in various major metropolitan areas, which focus on the mobile lifestyle and highlight the many ways consumers can use wireless technology in their daily lives. These stores are part of a broader initiative that includes the redesign of our retail stores nationwide into “Smart Stores,” which showcase the same mobile lifestyle zones on a smaller scale. In addition, our direct channel includes our business-to-business sales operations and systems organization and is focused on supporting the wireless communications needs of consumers and local, regional and national business customers. In addition, we have a telemarketing sales force dedicated to handling incoming calls from customers, and we offer fully-automated, end-to-end web-based sales of wireless devices, accessories and service plans.

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

Competition

We operate in a highly competitive industry. We compete against other national wireless service providers, including AT&T Inc. (AT&T), Sprint Corporation and T-Mobile USA, Inc. (T-Mobile USA), as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale, including those that buy from us. Competition is intense as a result of continuing increases in wireless market penetration levels, network investment by our competitors, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Competition may also increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft, Google, Apple and others are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service, as well as alternative means of accessing video content.

We believe that the following are the most important competitive factors in our industry:

•

Network reliability, capacity and coverage. We believe that a wireless network that consistently provides high quality and reliable service is a key differentiator in the U.S. market and driver of customer satisfaction. Lower prices, improved service quality and new wireless service offerings, which in many cases include video content, have led to increased customer usage of wireless services, which, in turn, puts pressure on network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We believe that our investments in our 4G LTE network to increase network capacity will enable us to meet customer demand.

•

Pricing. Service and equipment pricing play an important role in the wireless competitive landscape. As the demand for wireless services continues to grow, wireless service providers are offering service plans that include unlimited voice minutes and text messages and a specific amount of data access in varying megabyte or gigabyte sizes or, in some cases, unlimited data usage at competitive prices. Some wireless service providers also allow customers to rollover unused data allowances to the next billing period. Furthermore, some wireless service providers offer price plans to new customers that undercut pricing under the customer’s service plan with its current wireless provider, and some wireless service providers have bundled wireless service offers with other products. Some wireless providers also offer promotional pricing and incentives targeted specifically to customers of Verizon Wireless.

Many wireless service providers, as well as equipment manufacturers, offer device payment options that decouple service pricing from equipment pricing and blur the traditional boundary between prepaid and postpaid plans. These payment options include device installment plans, which provide customers with the ability to pay for their device over a period of time, and device leasing arrangements. Historically, wireless service providers offered customers wireless plans whereby, in exchange for the customer entering into a fixed-term service agreement, the wireless service providers significantly, and in some cases fully, subsidized the customer’s device purchase. Wireless providers recovered those subsidies through higher service fees as compared to those paid by customers on device installment plans. We and many other wireless providers have limited or discontinued the use of device subsidies. As a result of the increased penetration of device installment plans, we expect the number of customers on plans with unsubsidized service pricing to continue to grow in 2016. We compete in this area by offering our customers services and devices that we believe they will regard as the best available value for the price, while meeting their wireless service needs.

•

Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting new customers, including those of other wireless providers. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services and focusing on their needs in order to promote long-term relationships and minimize churn. Our competitors also recognize the importance of customer service and are also focused on improving in this area. As part of our efforts to promote long-term relationships with our customers, we offer Verizon Smart Rewards, which is a program that offers a wide variety of rewards to customers in exchange for points they earn in connection with their account-related interactions with Verizon Wireless. The program offers customers discounts and savings on merchandise from well-known brands, as well as discounts and other offers at local shopping and dining venues.

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

•

Sales and distribution. Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that attaining the optimal combination of varying distribution channels is important to achieving industry-leading profitability, as measured by operating income. We endeavor to increase sales through our company-operated stores, outside sales teams and telemarketing and web-based sales and fulfillment capabilities, our extensive indirect distribution network of retail outlets and prepaid replenishment locations, and through manufacturers of laptops and netbooks with embedded 4G LTE and 3G modules that can access the Internet on our network at broadband speeds. In addition, we sell network access to both traditional resellers, which resell network services to their end-users, and to various companies to enable wireless communications for their IoT devices or for their provision of telematics services.

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

Wireline

Background

Our Wireline segment provides voice, data and video communications products and enhanced services, including broadband video and data, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the United States, as well as to carriers, businesses and government customers both in the United States and around the world. In 2015, Wireline revenues were $37.7 billion, representing approximately 29% of Verizon’s aggregate revenues.

In 2014, our Wireline segment sold a non-strategic business that provides communications solutions to a variety of government agencies. Accordingly, the historical Wireline results for these operations, which were not material to our consolidated financial statements or segment results of operations, have been reclassified to Corporate and other to reflect comparable segment operating results.

On February 5, 2015, we announced that we have entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon will sell its local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion (approximately $7.5 billion net of income taxes), subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The assets and liabilities that will be sold are currently included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our consolidated balance sheet as of December 31, 2015. The transaction is subject to the satisfaction of certain closing conditions including, among others, receipt of federal approvals from the FCC and the antitrust authorities and state regulatory approvals. All federal and state regulatory approvals have been obtained. We expect this transaction to close at the end of the first quarter of 2016.

Based on the number of voice connections and Fios Internet and video subscribers, respectively, as of December 31, 2015, the transaction would result in Frontier acquiring approximately 3.4 million voice connections, 1.6 million Fios Internet subscribers, 1.2 million Fios video subscribers and the related ILEC businesses from Verizon.

Wireline Service and Product Offerings

We organize our service and product offerings by the primary customers targeted by these offerings – mass markets, global enterprise and global wholesale.

Mass Markets

Mass Markets operations provide broadband Internet and video services (including high-speed Internet, Fios Internet and Fios video services), and local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers. In 2015, Mass Markets revenues were $18.5 billion, representing approximately 49% of Wireline’s aggregate revenues.

Internet services. We offer Fios Internet and high-speed Internet services with varying throughput speeds. We believe that as consumers connect more devices and stream more video, they will require increased broadband speeds. With our Fios Quantum broadband service and certain other data services, our customers can achieve symmetrical upload and download speeds of up to 500 Mbps. As more data storage and, in some cases, processing is moved to the cloud, we believe that customers will place an increasing value on upstream performance that matches what they already receive for downloads.

Video services. We offer video service over our fiber-optic network. As of December 31, 2015, Fios video was available to approximately 16 million homes across 12 states, as well as the District of Columbia. We have several offerings available to our Fios TV customers, including:

•	Fios Quantum TV, which provides customers the ability to record up to 12 shows at once and control live TV from any room in their home;

•

Fios Custom TV, which offers customers the option of purchasing a package of channels that includes a base set of select national networks and local broadcast stations plus their choice of two sets of channels grouped into various content categories, such as news, sports and entertainment. Customers can add more sets of categorized channels to their Custom TV package for an additional monthly fee. As with all Fios TV packages, Custom TV customers also receive the Fios Local Package, which contains local versions of the Fox, CBS, NBCU, and ABC broadcast stations and other similar local content; and

•

Fios on Demand, which gives Fios customers the ability to watch content virtually anytime and anywhere, on any compatible device. Customers who subscribe to Fios Internet and video service also have the ability to upload their photos, music and videos to their personal Fios on Demand Library, which gives them access to this content via various data-capable devices. With the Fios Mobile App, programming, such as ESPN, TNT, Nickelodeon, HBO and TBS, can be streamed to a customer’s tablet or other mobile device.

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

Global Enterprise

Global Enterprise offers strategic services and other core communications services to medium and large business customers, including multinational corporations, as well as state and federal government customers. Global Enterprise markets these services through Verizon Enterprise Solutions. In 2015, Global Enterprise revenues were $12.9 billion, representing approximately 34% of Wireline’s aggregate revenues.

Verizon Enterprise Solutions offers an array of advanced information and communication technology services, including Global Internet Protocol (IP) network, cloud, and IT solutions, and business communications, IoT, data, security and mobility services.

•

Network products and solutions – These products and solutions primarily include our Private IP, Public Internet, Ethernet and optical networking services. Our Private IP service enables customers around the world to communicate over a virtual private network using a variety of access methods, including Ethernet and Verizon Wireless 4G LTE. Our Public Internet services provide Internet connectivity through a variety of low and high-speed options. Our Ethernet portfolio includes access services that allow customers to connect network environments around the world and enable applications and technologies to work seamlessly and with little disruption, as well as local and long distance layer 2 services that include Metro LAN, long distance switched and dedicated architectures. Optical networking services include technologies that help customers handle bandwidth demands and control their costs.

•

IT solutions and cloud services – Our IT solutions and cloud services are built to help our enterprise customers drive innovation, business growth, and improve customer experiences. We offer IT infrastructure services that include collocation and managed hosting in over 50 data centers around the globe. Our cloud services include computing, storage, backup, recovery and application platforms our customers rely on to run their mission critical business operations.

•

Business communications services – Business communications services primarily include IP communications services, which simplify network management and drive operational efficiencies by enabling the convergence of voice and data traffic on the same access connection; dedicated Internet access, which provides enterprise customers with high-bandwidth dedicated access to Verizon’s global network; unified communications and collaboration capabilities, which enable customers to communicate in real time through VoIP and IP conferencing, and emergency communication services, which allow customers to respond effectively to emergencies while maintaining business continuity.

•

Internet of Things services – Our IoT services enable customers to improve operational efficiencies, control costs and generate new revenue opportunities. IoT technology enabled by secure network connectivity and cloud infrastructure can transform data into useful information for consumers, businesses and institutions. Our goal is to become the global leader in simplifying IoT to accelerate market adoption focused on four major components:

¡	A new IoT platform – ThingSpace - for customers and developers to develop, manage and market IoT devices and applications;

¡	A dedicated network core for new connectivity options for the next generation of IoT use cases;

¡	Innovative, end-to-end solutions focused on various vertical segments, such as transportation, energy, healthcare, agriculture and consumer electronics; and

¡	A powerful analytics engine that helps consumers and organizations make informed decisions faster based on big data driven intelligence.

•

Security services – We offer a suite of data security services to help companies secure their networks, data, applications and infrastructure from security threats while building customer trust and confidence.

•

Core services – Core services include core voice and data services, which consist of a comprehensive portfolio of global solutions utilizing traditional telecommunications technology, such as conferencing and contact center solutions, and private line and data access networks. Core services also include providing customer premise equipment, and installation, maintenance and site services. We are continuing to transition customers out of copper-based legacy voice and data services to fiber services, including IP and Ethernet.

Global Wholesale

Global Wholesale provides communications services, including data, voice, local dial tone and broadband services, primarily to local, long distance, wireless, and other carriers that use our facilities to provide services to their customers. In 2015, Global Wholesale revenues were $6.0 billion, representing approximately 16% of Wireline’s aggregate revenues. A portion of Global Wholesale revenues are generated by a few large telecommunications companies, most of which compete directly with us.

Global Wholesale provides the following services, which it jointly markets with Verizon’s other business units through Verizon Enterprise Solutions:

•

Data services. We offer a robust portfolio of data services with varying speeds and options to enhance our wholesale customers’ networks and provide connections to their end-users and subscribers. Our data services include high-speed digital data offerings, such as Ethernet and Wavelength services, as well as core data circuits, such as DS1s and DS3s. In addition, we receive revenue from data services that is generated from carriers that buy dedicated local exchange capacity to support their private networks.

New Ethernet connectivity in the U.S. represents the largest data growth opportunity in wholesale, as customers anticipate higher capacity demands in the future. These customers are also migrating networks from time division multiplexing (TDM) to Ethernet, which will better scale and service the growth of broadband services driven by smartphones, mobile broadband and mobile video. Global Wholesale offers a complete suite of services to support the expansion of 4G and 3G networks.

Data services also include certain value-added business services, which leverage many of the same offerings available in the Global Enterprise portfolio, including:

¡	Managed services, which offer wholesale customers the opportunity to outsource the management of their networks, security, remote access, and web applications to Verizon;

¡

Mobility offerings, which enable wholesale customers to enhance their portfolio to triple-play or quad-play capability by leveraging wireless devices and services offered through Verizon Wireless that can be packaged and resold under their own carrier brand; and

¡	Security services, which provide wholesale customers integrated solutions to help their enterprise end-users secure their networks and data.

•

Voice services. We provide switched access services that allow carriers to complete their end-user calls that originate or terminate within our territory. In addition, we provide originating and terminating voice services throughout the United States and globally utilizing our TDM and VoIP networks.

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

•

Fios. Our fiber-to-the-home network through which we provide our Fios residential broadband service has passed over 20.5 million premises in the U.S. as of December 31, 2015. Residential broadband service has seen significant growth in bandwidth demand over the past several years, and we believe that demand will continue to grow. The continued emergence of new video services, new data applications, and the proliferation of IP devices in the home will continue to drive new network requirements for increased data speeds and throughput. We believe that the Passive Optical Network (PON) technology underpinning Fios makes us well positioned to meet these demands in a cost effective and efficient manner. Our PON technology provides the flexibility to adapt our network to deliver increased data speeds and new services without major overhauls or replacements to the fiber optic infrastructure. While deployed initially as a consumer broadband network, the PON infrastructure is finding increased application in the enterprise sector, especially as businesses seek to migrate to Ethernet-based access services.

•

Global IP. Verizon owns and operates one of the largest global fiber networks in the world, providing connectivity to business customers in more than 150 countries and 2,700 cities. Our global IP network includes long haul, metro and submarine assets that span over 800,000 route miles and enable and support far reaching international operations.

Global IP volume has increased significantly over the last five years and substantial year-over-year growth is expected to continue. We deployed the industry’s first 100G ultra-long-haul-system for live traffic in 2009, and have made additional 100G deployments on our European and Asia-Pacific long-haul networks, major U.S. backbone routes, and U.S. metro network. We have also completed a first office application of 200G technology on our U.S. long-haul network. This technology allows more information to be carried on a single wavelength while increasing the distance it can be sent without additional loss of signal quality.

Global business is rapidly evolving to an “everything-as-a-service” model in which business customers seek cloud-based, converged enterprise solutions delivered securely via managed and professional services. With the continued deployment of packet optical transport strategy, Verizon is creating a single, high-capacity global network platform that combines optical transport with advanced packet switching technology. The result is a global IP network that can offer powerful solutions to these service demands.

We believe that our continued focus on enhancing our domestic and global fiber-based networks, and achieving cost efficient solutions through new technology deployments, will help Verizon advance its position as a provider of choice to residential and enterprise customers.

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

We believe the following are the most important competitive factors and trends in the wireline industry:

•

Bandwidth (speed) and network reliability: Consumers and small business customers are seeking to leverage high-speed connections for entertainment, communications and productivity. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, we and other network-based providers must ensure that our networks can meet these increasing bandwidth requirements. In addition, network reliability and security are increasingly important competitive factors in the global enterprise market. We continue to invest in our network to be able to meet growing bandwidth demand and provide the most reliable and secure network.

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

•

Customer service: Customers expect industry-leading service from their service providers. As technologies and services evolve, the ability to excel in this area is important for customer acquisition and retention. In Mass Markets, we compete in this area through our service representatives and online support. In Global Enterprise, we provide our customers with ready access to their system and performance information, and we conduct proactive testing of our network to identify issues before they affect customers. In the Global Wholesale business, we believe service improvement can be achieved through continued system automation initiatives.

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

•

Innovation: The delivery of new and innovative products and services has been accelerating. To compete effectively, providers need to continuously review, improve and refine their product portfolio and develop and rapidly deploy new products and services tailored to the needs of the customer.

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

We expect customer migration from traditional voice services to wireless services to continue as a growing number of customers place greater value on mobility and wireless companies position their service as a landline alternative. We also face increasing competition from cable companies and other providers of VoIP services as well as Internet portal providers. In addition, customers have more choices for obtaining video content from various online services and that content can be accessed on a TV, computer, tablet or mobile phone.

In the global enterprise market, the customer’s need to reduce technical complexity coupled with the growth opportunity created by technology convergence is driving the expansion of the competitive landscape. Major competitors include system integrators, carriers and hardware and software providers. Some of the biggest companies in IT services are making strategic acquisitions, divesting non-strategic assets or forging new alliances to be better positioned for a rebound in technology spending. Many new alliances and acquisitions have focused on emerging fields such as cloud computing, software delivery, communication applications and other computing tasks via the network, rather than on in-house machines. Carriers have also utilized acquisitions to make significant inroads into enterprise outsourcing markets that have long been dominated by the major IT outsourcers.

Global Wholesale competes with traditional carriers for long-haul, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this new revenue opportunity.

We also compete with competitive local exchange carriers (CLECs). Our telephone operations generally have been required to sell their services to CLECs at significant discounts from the prices our telephone operations charge their retail customers.

New Product Development and Strategic Initiatives

Technology developments, interconnected markets, shifting consumer needs and converging industry ecosystems are creating innovative opportunities for Verizon. We are transforming around the capabilities of our high-performing networks with a goal of future growth based on delivering what customers want and need in the new digital world. Our three tier strategy is to lead at the network connectivity level in the markets we serve, develop new business models through global platforms in video and IoT and create certain opportunities in applications and content for incremental monetization. To execute this strategy, we have created an organization devoted to the development of new products and incubation of new businesses. This organization is focused on leveraging all of our assets to create innovative products and services that can provide our customers with integrated solutions that address their wireless and wireline needs. Several strategic initiatives have been undertaken by this organization in the following areas:

•

Digital Media and Interactive Entertainment. Verizon has been investing in emerging technology that taps into the market shift to digital content and advertising. On June 23, 2015, we completed our acquisition of AOL Inc. (AOL). AOL is a leader in digital content and advertising. AOL’s business model aligns with our approach, and we believe that its combination of owned and operated content properties plus a digital advertising platform enhances our ability to further develop future revenue streams.

We believe the growth in video consumption using mobile devices provides us with an opportunity for revenue growth. We have made investments in converging technologies and services involving content delivery networks (CDNs), video streaming and related consumer hardware to leverage new content models. Our wireless network enables us to move towards a unified video strategy that positions us to take advantage of this growth opportunity. For example, in 2015 we launched go90, a mobile-first social entertainment platform that provides the opportunity for ad-supported mobile video streaming. Digital content available on the go90 platform includes live events, popular web and television content as well as original content. In January 2016, we introduced FreeBee Data, a sponsored data service that enables content providers to provide our customers with access to some or all of the provider’s mobile content, or sponsor specific consumer actions on a per-click basis, all free of data charges to the customer. In February 2016, we announced we would offer retail postpaid Verizon Wireless customers video streaming in go90 over our 4G LTE network free of data charges via the FreeBee Data 360 sponsored data service. Customers must have the latest version of the go90 application to take advantage of this offer.

We also began using Multimedia Broadcast Multicast Service technology to develop our LTE Multicast service, which we used to deliver live events in go90 in 2015. This service has the potential to enhance our network efficiency and provide our customers with access to live streaming video content with virtually no buffering, regardless of the number of devices using the service. In order to continue to meet the changing needs of our customers, we also are developing an IP television service. We also believe it is important to have rights to deliver content over a wireless network that does not require an authentication back to a subscription agreement. For example, our NFL agreement allows our customers to access certain games live on our 4G LTE network without authenticating back to any subscription.

We continue to invest in Verizon Digital Media Services, which offers a scalable platform for delivering content, including live broadcasts, video on demand, games, software and websites, to our customers on their devices at any time. As the digital platform reshapes the delivery of media and entertainment content, there is an increasing need for a stable, high-quality video delivery platform. We are focused on providing a simple, end-to-end, global platform for the delivery of media to customers, which we believe will be superior to that offered by the existing and highly fragmented media delivery ecosystem. This platform is targeted at media and entertainment companies as well as businesses focused on delivering their digital products and services through the Internet. We also expect, through this platform, to further integrate our Fios and wireless offerings.

Connected devices and associated online applications continue to experience significant growth as customers are increasingly consuming large amounts of broadband data, and we expect broadband usage to continue to increase. Our Fios network positions us in the industry with leading broadband speeds and reliability. Broadband represents a growth opportunity for us as the use of over-the-top video and user generated content and data accelerates and the number of connected homes and devices continues to grow.

•

Internet of Things and Telematics. The adoption of IoT technology continues to increase, primarily led by the telematics and transportation industries, as well as the fields of utility and energy management. Our strategy to simplify the IoT and accelerate its adoption includes the launch in 2015 of ThingSpace, our new IoT platform designed to assist developers create, test, manage and market their IoT-based solutions aimed at major vertical markets, such as energy, health care and connected cities. ThingSpace comes with a portal that includes immediate access to dedicated application programming interfaces as well as partner development kits.

Through Verizon Telematics, we provide connectivity and telematics to manufacturers such as Mercedes-Benz and help businesses manage large vehicle fleets more efficiently. Our suite of real-time vehicle communications services and applications connects automobiles with content services and call centers. Our platform enables factory and aftermarket-installed automotive safety and security features as well as location-based services and vehicle diagnostics. We provide usage-based data services to new vehicles in the United States, China and Europe. Our Networkfleet solution provides commercial fleet managers throughout North America with real-time access to data that yields operational efficiencies, increased vehicle reliability and improved driver safety. We also provide this service to over 28,900 vehicles operated by Verizon. We are further expanding our telematics portfolio to add asset tracking capabilities.

During the third quarter of 2015, we announced the availability of Hum, an aftermarket vehicle technology and subscription service, to consumers. With this subscription-based service, drivers will have diagnostic technology in their vehicles, access to live assistance and will be able to request roadside assistance with GPS accuracy when needed. Hum also offers the ability to connect with a certified mechanic to diagnose potential problems and offer solutions.

•

Fostering Effective Partnerships and Alliances. As a market leader in offering differentiated solutions to our connected customers across all their devices at home, at work and on the go, Verizon will continue to focus on strategic partnerships as an important pillar of our future strategy. Strategic partnerships are aimed at complementing and augmenting our strengths, expanding our addressable market, accelerating our pace of innovation, enabling faster delivery of solutions such as media, IoT and cloud to the marketplace and, where possible, lowering our market and execution risk. Strong partnerships are expected to further our efforts to offer comprehensive solutions for our customers. We look to formulate strategic partnerships and alliances with a global orientation, which will benefit us in terms of technology sourcing, content acquisition, consumer insights, and application ecosystems.

We believe these investments will assist us in bringing innovative next generation products and services to market and uncovering new sources of revenue, increasing revenue from existing projects and leveraging our strengths across the company.

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

Acquisitions and Divestitures

“Acquisitions and Divestitures” on pages 34 through 35 of the 2015 Verizon Annual Report to Shareowners is incorporated by reference into this report.

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

FCC Regulation

Wireless Services

The FCC regulates several aspects of Verizon’s wireless operations. Generally, the FCC has jurisdiction over the construction, operation, acquisition, and transfer of wireless communications systems. All wireless services require use of radio frequency spectrum, the assignment and distribution of which is subject to FCC oversight. Verizon anticipates that it will need additional spectrum to meet future demand. It can meet spectrum needs by purchasing licenses or leasing spectrum from others, or by participating in a competitive bidding process to acquire new spectrum from the FCC. Those processes are subject to certain reviews, approvals, and potential conditions.

Today, Verizon holds FCC spectrum licenses that allow it to provide a wide range of mobile and fixed communications services, including both voice and data services. FCC spectrum licenses typically have a term of 10 years, at which time they are subject to renewal. While the FCC has routinely renewed all of Verizon’s wireless licenses, challenges could be raised in the future. If a wireless license was revoked or not renewed, Verizon would not be permitted to provide services on the spectrum covered by that license. Some of our licenses require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice, subject to certain technical limitations. The FCC has also imposed certain specific mandates on wireless carriers including construction and geographic coverage requirements, technical operating standards, provision of enhanced 911 services, roaming obligations, and requirements for wireless tower and antenna facilities.

Broadband

Verizon offers many different broadband services. Traditionally, the FCC has recognized that broadband Internet access services are “information services” subject to a “light touch” regulatory approach rather than the traditional, utilities-style regulations that apply to traditional voice services. In its order imposing so-called “network neutrality” rules, the FCC reversed course in 2015 and declared that broadband Internet access services will now be treated as “telecommunications services” subject to common carriage regulation under Title II of the Communications Act of 1934. This decision creates uncertainty concerning the level of regulation that will apply to broadband services going forward. These regulations will limit the ways that broadband Internet access service providers can structure business arrangements and manage their networks and could spur additional restrictions, including rate regulation, which could adversely affect broadband investment and innovation. The FCC’s decision is being challenged in court, and the proper scope of such regulations is also being debated in Congress. Verizon remains committed to the open Internet which provides consumers with competitive choices and unblocked access to lawful websites and content when, where, and how they want, and our commitment to our customers can be found on our website at http://responsibility.verizon.com/broadband-commitment. Verizon opposes the shift to utilities style regulation, however, which we believe is unnecessary, unlawful and harmful to the broader Internet ecosystem and our customers.

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

Employees

As of December 31, 2015, Verizon and its subsidiaries had approximately 177,700 employees. Unions represent approximately 25% of our employees.

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

We face significant competition in our industry. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, Internet, local and long distance communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, application and device providers and providers of VoIP services. While these changes have enabled us to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. In addition, wireless service providers are significantly altering the financial relationships with their customers through commercial offers that vary service and device pricing, promotions, incentives and levels of service provided – in some cases specifically targeting Verizon Wireless customers. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to respond successfully to these competitive challenges, we could experience reduced profits.

If we are not able to adapt to changes and disruptions in technology and address changing consumer demand on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.

Our industry is experiencing rapid change as new technologies are developed that offer consumers an array of choices for their communications needs and allow new entrants into the markets we serve. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints on our introduction of new services. If our services fail to gain acceptance in the marketplace, or if costs associated with implementation and completion of the introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

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

The suppliers and vendors on which we rely may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement. Such claims are frequently made in the communications industry. We are unable to predict whether our business will be affected by any such litigation. We expect our dependence on key suppliers to continue as we develop and introduce more advanced generations of technology.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict or impose conditions on our ability to operate in designated areas and to provide specified products or services. We are frequently required to maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are often involved in regulatory and other governmental proceedings or inquiries related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Without relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful in obtaining the licenses needed to carry out our business plan or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years, subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our business, results of operations and financial condition.

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level could restrict the ways in which we manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, in its order imposing so-called “network neutrality” regulations, the FCC reversed course in 2015 on the longstanding “light touch” approach and “reclassified” broadband Internet access services as telecommunications services subject to utilities-style common carriage regulation. While the full scope and effect of this new regulatory approach is uncertain, these rules limit the ways that a broadband Internet access service provider can structure business arrangements and manage its network and open the door to additional restrictions, including rate regulation that could adversely affect broadband investment and innovation. These rules are being challenged in the courts and the proper scope of such regulations is being debated in Congress, but the outcome and timing of those challenges and debates remain uncertain. As another example, we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services. The further regulation of broadband, wireless and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

Cyber attacks impacting our networks or systems could have an adverse effect on our business.

Cyber attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states. While, to date, we have not been subject to cyber attacks which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber attack in the future.

The inability to operate our networks and systems or those of our suppliers, vendors and other service providers as a result of cyber attacks, even for a limited period of time, may result in significant expenses to Verizon and/or a loss of market share to other communications providers. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption and litigation. The potential costs associated with these attacks could exceed the insurance coverage we maintain. Further, certain of Verizon’s businesses, such as those offering security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyber attack. In addition, if we fail to prevent the theft of valuable information such as financial data, sensitive information about Verizon and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against cyber attacks, it could result in lawsuits, government claims, investigations or proceedings, and damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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

Verizon has significant debt, which could increase further if Verizon incurs additional debt in the future and does not retire existing debt.

As of December 31, 2015, Verizon had approximately $110.2 billion of outstanding indebtedness, as well as approximately $7.9 billion of unused borrowing capacity under its existing credit facility. Verizon’s debt level and related debt service obligations could have negative consequences, including:

•

requiring Verizon to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on its debt and the preferred stock issued by an entity acquired from Vodafone, which would reduce the funds Verizon has available for other purposes, such as working capital, capital expenditures and acquisitions;

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

With approximately 177,700 employees and approximately 203,000 retirees as of December 31, 2015 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including the continuing implementation of the provisions of the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.

As of December 31, 2015, approximately 25% of our workforce was represented by labor unions. Labor contracts covering approximately 36,300 employees of our wireline business expired on August 1, 2015. We continue to be engaged in negotiations with our unions regarding new contracts. During the course of these negotiations we could experience lengthy work stoppages, which could adversely affect our business operations, including a loss of revenue and strained relationships with customers. We cannot predict the length of any such work stoppage. Depending on the outcome of the negotiations, we may incur additional costs. In addition, while less than 1% of the workforce of our wireless and other businesses are represented by unions, we cannot predict what level of success unions may have in organizing these workforces or the potentially negative impact it would have on our costs.

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

I tem 1B. Unresolved Staff Comments

None.

It em 2. Properties

Our principal properties do not lend themselves to simple description by character and location. Our total investment in plant, property and equipment was approximately $220 billion at December 31, 2015 and $231 billion at December 31, 2014, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in plant, property and equipment consisted of the following:

At December 31,	2015	2014
Network equipment	78.8%	80.0%
Land, buildings and building equipment	11.9%	11.3%
Furniture and other	9.3%	8.7%

	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

At December 31,	2015	2014
Wireline	53.2%	59.3%
Wireless	45.4%	39.5%
Other	1.4%	1.2%

	100.0%	100.0%

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

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for trading in the common stock of Verizon is the New York Stock Exchange. As of December 31, 2015, there were 602,700 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend
		High	Low	Declared
2015	Fourth Quarter	$47.23	$42.20	$.565
	Third Quarter	48.26	38.06	.565
	Second Quarter	50.86	46.60	.550
	First Quarter	49.99	45.37	.550

2014	Fourth Quarter	$51.73	$45.09	$.550
	Third Quarter	53.66	48.20	.550
	Second Quarter	50.33	45.85	.530
	First Quarter	49.40	45.45	.530

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

During the fourth quarter of 2015, Verizon did not repurchase any shares of Verizon common stock. At December 31, 2015, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 97.2 million.

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

For other information required by this item, see the section entitled “Stock Performance Graph” on page 9 of the 2015 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is included in the 2015 Verizon Annual Report to Shareowners under the heading “Selected Financial Data” on page 9, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included in the 2015 Verizon Annual Report to Shareowners under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 31, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in the 2015 Verizon Annual Report to Shareowners under the heading “Market Risk” on pages 31 through 32, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this item is included in the 2015 Verizon Annual Report to Shareowners on pages 38 through 75, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2015.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2015 Verizon Annual Report to Shareowners on pages 36 and 37 and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Lowell C. McAdam	61	Chairman and Chief Executive Officer	2011
Roger Gurnani	55	Executive Vice President and Chief Information and Technology Architect	2015
Marc C. Reed	57	Executive Vice President and Chief Administrative Officer	2012
Diego Scotti	43	Executive Vice President and Chief Marketing Officer	2014
Francis J. Shammo	55	Executive Vice President and Chief Financial Officer	2010
Craig L. Silliman	48	Executive Vice President of Public Policy and General Counsel	2015
Anthony T. Skiadas	47	Senior Vice President and Controller	2013
John G. Stratton	54	Executive Vice President and President of Operations	2015
Marni M. Walden	48	Executive Vice President and President of Product Innovation and New Businesses	2015

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

For other information required by this item, see the sections entitled “Election of Directors,” “Verizon’s governance practices—Business conduct and ethics and —Where to find more information on governance at Verizon,” “Our Board of Directors—Committees of the Board and —Nomination of candidates for Director” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) beneficial ownership reporting compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to executive compensation, see the sections entitled “Compensation Discussion and Analysis,” “Compensation Tables” and “Compensation Committee Report” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders, which is incorporated by reference. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership, see the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the SEC and delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table provides information as of December 31, 2015 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. Since May 9, 2009, the Company has only issued awards under the 2009 Verizon Communications Inc. Long-Term Incentive Plan (2009 LTIP), which provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries. No new awards are permitted to be issued under any other equity compensation plan. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2009 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,973,750	(1)	$—	(2)	94,559,440	(3)
Equity compensation plans not approved by security holders	200,872	(4)	—		—

Total	14,174,622		$—		94,559,440

(1)

This amount includes: 13,957,706 shares of common stock subject to outstanding restricted stock units and performance stock units, and 16,044 shares subject to outstanding deferred stock units, in each case including dividend equivalents accrued on such awards through December 31, 2015. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions and Director independence, see the sections entitled “Verizon’s Governance Practices – Related persons transactions” and “Our Board of Directors – Independence” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders, which are incorporated by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2016 Annual Meeting of Shareholders, which are incorporated by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2015. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	28

(5)	Exhibits

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8606.

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference).

3b	Bylaws of Verizon, as amended and restated, effective as of June 4, 2015 (filed as Exhibit 3b to Form 8-K filed on June 8, 2015 and incorporated herein by reference).

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

10a	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10b	2009 Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix D of the Registrant’s Proxy Statement included in Schedule 14A filed on March 18, 2013).**

10b(i)	Form of 2011 Special Performance Stock Unit Agreement (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2011 and incorporated by reference).**

10b(ii)	Performance Stock Unit Agreement 2013-2015 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference).**

10b(iii)	Restricted Stock Unit Agreement 2013-2015 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference).**

10b(iv)	Performance Stock Unit Agreement 2014-2016 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference).**

10b(v)	Restricted Stock Unit Agreement 2014-2016 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference).**

10b(vi)	Performance Stock Unit Agreement 2015-2017 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference).**

10b(vii)	Restricted Stock Unit Agreement 2015-2017 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference).**

10c	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10d	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10d(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10e	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10e(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10g	Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10h	fGTE Executive Retiree Life Insurance Plan (filed as Exhibit 10q to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10i	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10j	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).**

10k	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10v to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10l	NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10gg to NYNEX’s Registration Statement No. 2-87850, File No. 1-8608 and incorporated herein by reference).**

10m	Amendment to NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10n	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

10o

Term Loan Credit Agreement, dated as of October 1, 2013, among Verizon, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed on October 3, 2013 and incorporated herein by reference).

10p

Securities Purchase Agreement, dated as of February 5, 2015, by and between Frontier Communications Corporation and Verizon Communications Inc. (filed as Exhibit 10q to Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges filed herewith.

13

Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2015 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

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

Schedule II - Valuation and Qualifying Accounts

Verizon Communications Inc. and Subsidiaries

For the Years Ended December 31, 2015, 2014 and 2013

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)(b)	Deductions Note (c)(d)	Balance at End of Period
Allowance for Uncollectible Accounts Receivable:
Year 2015 (e)	$739	$1,610	$200	$1,512	$1,037
Year 2014	645	1,095	141	1,142	739
Year 2013	641	993	162	1,151	645

Valuation Allowance for Deferred Tax Assets:
Year 2015	$1,841	$237	$1,701	$365	$3,414
Year 2014	1,685	505	5	354	1,841
Year 2013	2,096	235	64	710	1,685

(a)	Allowance for Uncollectible Accounts Receivable primarily includes amounts previously written off which were credited directly to this account when recovered.

(b)

Valuation Allowance for Deferred Tax Assets includes a current year increase to the valuation allowance as a result of the acquisition of AOL in 2015 and amounts charged to equity and reclassifications from other balance sheet accounts.

(c)	Amounts written off as uncollectible or transferred to other accounts or utilized.

(d)	Reductions to valuation allowances related to deferred tax assets.

(e)	Allowance for Uncollectible Accounts Receivable includes approximately $155 million at December 31, 2015 related to long-term device installment plan receivables.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Anthony T. Skiadas	Date: February 23, 2016
Anthony T. Skiadas Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Lowell C. McAdam Lowell C. McAdam	Chairman and Chief Executive Officer	February 23, 2016

Principal Financial Officer:

/s/ Francis J. Shammo Francis J. Shammo	Executive Vice President and Chief Financial Officer	February 23, 2016

Principal Accounting Officer:

/s/ Anthony T. Skiadas Anthony T. Skiadas	Senior Vice President and Controller	February 23, 2016

/s/ Lowell C. McAdam Lowell C. McAdam	Director	February 23, 2016

/s/ Shellye L. Archambeau Shellye L. Archambeau	Director	February 23, 2016

/s/ Mark T. Bertolini Mark T. Bertolini	Director	February 23, 2016

/s/ Richard L. Carrión Richard L. Carrión	Director	February 23, 2016

/s/ Melanie L. Healey Melanie L. Healey	Director	February 23, 2016

/s/ M. Frances Keeth M. Frances Keeth	Director	February 23, 2016

/s/ Karl-Ludwig Kley Karl-Ludwig Kley	Director	February 23, 2016

/s/ Donald T. Nicolaisen Donald T. Nicolaisen	Director	February 23, 2016

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director	February 23, 2016

/s/ Rodney E. Slater Rodney E. Slater	Director	February 23, 2016

/s/ Kathryn A. Tesija Kathryn A. Tesija	Director	February 23, 2016

/s/ Gregory D. Wasson Gregory D. Wasson	Director	February 23, 2016

/s/ Gregory G. Weaver Gregory G. Weaver	Director	February 23, 2016