Form 10-Q
period 2016-03-31
VERIZON COMMUNICATIONS INC
filed 2016-04-28
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

At March 31, 2016, 4,076,288,055 shares of the registrant’s common stock were outstanding, after deducting 166,086,185 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2016	2015

Operating Revenues
Service revenues and other	$28,217	$28,611
Wireless equipment revenues	3,954	3,373

Total Operating Revenues	32,171	31,984

Operating Expenses
Cost of services (exclusive of items shown below)	7,614	6,988
Wireless cost of equipment	4,998	5,108
Selling, general and administrative expense	7,600	7,939
Depreciation and amortization expense	4,017	3,989

Total Operating Expenses	24,229	24,024

Operating Income	7,942	7,960
Equity in losses of unconsolidated businesses	(20)	(34)
Other income, net	32	75
Interest expense	(1,188)	(1,332)

Income Before Provision For Income Taxes	6,766	6,669
Provision for income taxes	(2,336)	(2,331)

Net Income	$4,430	$4,338

Net income attributable to noncontrolling interests	$120	$119
Net income attributable to Verizon	4,310	4,219

Net Income	$4,430	$4,338

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.06	$1.03
Weighted-average shares outstanding (in millions)	4,080	4,116

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.06	$1.02
Weighted-average shares outstanding (in millions)	4,085	4,121

Dividends declared per common share	$0.565	$0.550

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2016	2015

Net Income	$4,430	$4,338
Other comprehensive loss, net of taxes
Foreign currency translation adjustments	30	(141)
Unrealized loss on cash flow hedges	(58)	(13)
Unrealized (loss) gain on marketable securities	(18)	3
Defined benefit pension and postretirement plans	(45)	(44)

Other comprehensive loss attributable to Verizon	(91)	(195)

Total Comprehensive Income	$4,339	$4,143

Comprehensive income attributable to noncontrolling interests	$120	$119
Comprehensive income attributable to Verizon	4,219	4,024

Total Comprehensive Income	$4,339	$4,143

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2016	At December 31, 2015

Assets
Current assets
Cash and cash equivalents	$5,846	$4,470
Short-term investments	–	350
Accounts receivable, net of allowances of $900 and $882	12,485	13,457
Inventories	1,142	1,252
Assets held for sale	720	792
Prepaid expenses and other	3,422	1,959

Total current assets	23,615	22,280

Plant, property and equipment	222,669	220,163
Less accumulated depreciation	139,658	136,622

Plant, property and equipment, net	83,011	83,541

Investments in unconsolidated businesses	821	796
Wireless licenses	86,830	86,575
Goodwill	25,364	25,331
Other intangible assets, net	8,216	8,338
Non-current assets held for sale	10,432	10,267
Other assets	6,298	7,047

Total assets	$244,587	$244,175

Liabilities and Equity
Current liabilities
Debt maturing within one year	$6,265	$6,489
Accounts payable and accrued liabilities	18,118	19,362
Liabilities related to assets held for sale	452	463
Other	8,477	8,738

Total current liabilities	33,312	35,052

Long-term debt	103,615	103,240
Employee benefit obligations	29,665	29,957
Deferred income taxes	45,568	45,484
Non-current liabilities related to assets held for sale	974	959
Other liabilities	11,350	11,641

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	11,191	11,196
Reinvested earnings	13,253	11,246
Accumulated other comprehensive income	459	550
Common stock in treasury, at cost	(7,279)	(7,416)
Deferred compensation – employee stock ownership plans and other	593	428
Noncontrolling interests	1,462	1,414

Total equity	20,103	17,842

Total liabilities and equity	$244,587	$244,175

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2016	2015

Cash Flows from Operating Activities
Net Income	$4,430	$4,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,017	3,989
Employee retirement benefits	356	284
Deferred income taxes	167	823
Provision for uncollectible accounts	353	383
Equity in losses of unconsolidated businesses, net of dividends received	29	44
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,162)	(888)
Other, net	(771)	1,196

Net cash provided by operating activities	7,419	10,169

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3,387)	(3,665)
Acquisitions of investments and businesses, net of cash acquired	(161)	(2)
Acquisitions of wireless licenses	(131)	(9,555)
Other, net	243	46

Net cash used in investing activities	(3,436)	(13,176)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	–	6,497
Repayments of long-term borrowings and capital lease obligations	(376)	(5,576)
Increase (decrease) in short-term obligations, excluding current maturities	(40)	482
Dividends paid	(2,302)	(2,153)
Proceeds from sale of common stock	3	–
Purchase of common stock for treasury	–	(5,000)
Other, net	108	2,545

Net cash used in financing activities	(2,607)	(3,205)

Increase (decrease) in cash and cash equivalents	1,376	(6,212)
Cash and cash equivalents, beginning of period	4,470	10,598

Cash and cash equivalents, end of period	$5,846	$4,386

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior year amounts to conform to the current year presentation.

Earnings Per Common Share

There were a total of approximately 5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2016 and 2015, respectively. There were no outstanding options to purchase shares that would have been anti-dilutive for the three months ended March 31, 2016 and 2015, respectively.

Recently Adopted Accounting Standards

During the first quarter of 2016, we adopted the accounting standard update related to the simplification of the accounting for measurement-period adjustments in business combinations. This standard update requires an acquirer to recognize measurement-period adjustments in the reporting period in which the adjustments are determined and to record the effects on earnings of any changes resulting from the change in provisional amounts, calculated as if the accounting had been completed at the acquisition date. The prospective adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

During the first quarter of 2016, we adopted the accounting standard update related to disclosures for investments in certain entities that calculate net asset value per share. This standard update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard update limits the required disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. The retrospective adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

During the first quarter of 2016, we adopted the accounting standard update related to the simplification of the presentation of debt issuance costs. This standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. During the first quarter of 2016, we also adopted the accounting standard update related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This standard adds SEC paragraphs pursuant to an SEC Staff Announcement that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortizing the costs ratably over the term of the arrangement. We applied the amendments in these accounting standard updates retrospectively to all periods presented. The adoption of these standard updates did not have a significant impact on our condensed consolidated financial statements.

During the first quarter of 2016, we adopted the accounting standard update related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The prospective adoption of this standard update did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the accounting standard update related to leases was issued. This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for generally accepted accounting principles in the United States (U.S. GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. In August 2015, an accounting standard update was issued that delays the effective date of this standard until the first quarter of 2018. Companies are permitted to early adopt the standard in the first quarter of 2017.

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We are currently evaluating these adoption methods and the impact that this standard update will have on our condensed consolidated financial statements.

2.	Acquisitions and Divestitures

Wireless

Spectrum License Transactions

During the fourth quarter of 2015, we entered into a license exchange agreement with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. This non-cash exchange was completed in March 2016. As a result, we received $0.4 billion of AWS and PCS spectrum licenses at fair value and recorded a pre-tax gain of $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the three months ended March 31, 2016.

During the first quarter of 2016, we entered into a license exchange agreement with affiliates of Sprint Corporation, which provides for the exchange of certain AWS and PCS spectrum licenses. This non-cash exchange is expected to be completed in the third quarter of 2016 and we expect to record an immaterial gain.

During the first quarter of 2016, we acquired various other wireless licenses for cash consideration that was not significant.

Wireline

Access Line Sale

On February 5, 2015, we entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon agreed to sell its local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion (approximately $7.5 billion net of income taxes), subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The transaction closed on April 1, 2016.

Based on the number of voice connections and Fios Internet and video subscribers, respectively, as of March 31, 2016, the transaction resulted in Frontier acquiring approximately 3.3 million voice connections, 1.6 million Fios Internet subscribers, 1.2 million Fios video subscribers and the related ILEC businesses from Verizon. The assets and liabilities that were sold were included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. The operating results of these businesses, collectively, are included within our Wireline segment for all periods presented.

The following table summarizes the major classes of assets and liabilities of our local exchange and related landline activities in California, Florida and Texas which are classified as held for sale on our condensed consolidated balance sheet as of March 31, 2016:

(dollars in millions)
Assets held for sale:
Accounts receivable	$341
Prepaid expense and other	62

Total current assets held for sale	403

Plant, property and equipment, net	9,033
Goodwill	1,328
Other assets	71

Total non-current assets held for sale	10,432

Total assets held for sale	$10,835

Liabilities related to assets held for sale:
Accounts payable and accrued liabilities	$262
Other current liabilities	190

Total current liabilities related to assets held for sale	452

Long-term debt	597
Employee benefit obligations	258
Other liabilities	119

Total non-current liabilities related to assets held for sale	974

Total liabilities related to assets held for sale	$1,426

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

The acquisition of AOL has been accounted for as a business combination. The identification of the assets acquired and liabilities assumed are finalized and we are in the process of finalizing our valuations for deferred taxes. These adjustments are not expected to have a material impact on our condensed consolidated financial statements. The valuations will be finalized within 12 months following the close of the acquisition.

The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification (ASC) 820, other than long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of acquired technology and customer relationships. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The following table summarizes the consideration to AOL’s shareholders and the identification of the assets acquired, including cash acquired of $0.5 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of AOL’s noncontrolling interests:

(dollars in millions)	As of June 23, 2015
Cash payment to AOL’s equity holders	$3,764
Estimated liabilities to be paid(1)	377

Total consideration	$4,141

Assets acquired:
Goodwill	$1,903
Intangible assets subject to amortization	2,504
Other	1,551

Total assets acquired	5,958

Liabilities assumed:
Total liabilities assumed	1,816

Net assets acquired:	4,142
Noncontrolling interest	(1)

Total consideration	$4,141

(1)

During the three months ended March 31, 2016, we made cash payments of $126 million in respect of acquisition-date estimated liabilities to be paid. As of March 31, 2016, the remaining balance of estimated liabilities to be paid was $251 million.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill recorded as a result of the AOL transaction represents future economic benefits we expect to achieve as a result of combining the operations of AOL and Verizon as well as assets acquired that could not be individually identified and separately recognized. The goodwill related to this acquisition is included within Corporate and other.

Other

On February 20, 2016, Verizon entered into a purchase agreement to acquire XO Holdings’ wireline business which owns and operates one of the largest fiber-based IP and Ethernet networks outside of Verizon’s footprint for approximately $1.8 billion, subject to adjustment. The transaction is subject to customary regulatory approvals and is expected to close in the first half of 2017. Separately, Verizon entered into an agreement to lease certain wireless spectrum from XO Holdings and has an option, exercisable under certain circumstances, to buy XO Holdings’ entity that owns its wireless spectrum.

During the first quarter of 2016, we acquired various other businesses and investments for cash consideration that was not significant.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2016	$86,575
Acquisitions (Note 2)	3
Capitalized interest on wireless licenses	128
Reclassifications, adjustments and other	124

Balance at March 31, 2016	$86,830

Reclassifications, adjustments and other includes $0.4 billion received in exchanges of wireless licenses in 2016 as well as $0.3 billion of Wireless licenses that are classified as Assets held for sale on our condensed consolidated balance sheet at March 31, 2016 (see Note 2 for additional details).

At March 31, 2016, approximately $10.4 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

The average remaining renewal period for our wireless licenses portfolio was 5.6 years as of March 31, 2016.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2016	$18,393	$4,331	$2,607	$25,331
Acquisitions (Note 2)	–	–	31	31
Reclassifications, adjustments and other	–	1	1	2

Balance at March 31, 2016	$18,393	$4,332	$2,639	$25,364

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At March 31, 2016			At December 31, 2015
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 14 years)	$4,136	$(2,421)	$1,715	$4,139	$(2,365)	$1,774
Non-network internal-use software (3 to 8 years)	14,769	(9,921)	4,848	14,542	(9,620)	4,922
Other (5 to 25 years)	2,302	(649)	1,653	2,220	(578)	1,642

Total	$21,207	$(12,991)	$8,216	$20,901	$(12,563)	$8,338

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended March 31,
2016	$ 435
2015	381

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2016	$ 1,309
2017	1,561
2018	1,379
2019	1,149
2020	857

4.	Debt

Changes to debt during the three months ended March 31, 2016 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2016	$6,489	$103,240	$109,729
Repayments of long-term borrowings and capital leases obligations	(376)	–	(376)
Decrease in short-term obligations, excluding current maturities	(40)	–	(40)
Reclassifications of long-term debt	81	(81)	–
Other	111	456	567

Balance at March 31, 2016	$6,265	$103,615	$109,880

April Tender Offers

On March 4, 2016, we announced the commencement of three concurrent, but separate, tender offers (the April Tender Offers) to purchase for cash (1) any and all of the series of notes listed below in the Group 1 Any and All Offer, (2) any and all of the series of notes listed below in the Group 2 Any and All Offer and (3) up to $5.5 billion aggregate purchase price, excluding accrued and unpaid interest and any fees or commissions, of the series of notes listed below in the Group 3 Offer.

The April Tender Offers for each series of notes were conditioned upon the closing of the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier and the receipt of at least $9.5 billion of the purchase price cash at closing (the Sale Condition). The Sale Condition was satisfied and the April Tender Offers were settled on April 4, 2016, resulting in the notes listed below being repurchased and cancelled for $10.2 billion, inclusive of accrued interest of $0.1 billion.

The table below lists the series of notes included in the Group 1 Any and All Offer:

(dollars in millions, except for Purchase Price)	Interest Rate	Maturity	Principal Amount Outstanding	Purchase Price (1)	Principal Amount Purchased
Verizon Communications Inc.	2.50%	2016	$2,182	$1,007.60	$1,272
	2.00%	2016	1,250	1,007.20	731
	6.35%	2019	1,750	1,133.32	970

					$2,973

(1)	Per $1,000 principal amount of notes tendered and not withdrawn prior to early expiration.

The table below lists the series of notes included in the Group 2 Any and All Offer:

(dollars in millions, except for Purchase Price)	Interest Rate	Maturity	Principal Amount Outstanding	Purchase Price (1)	Principal Amount Purchased
Verizon Delaware LLC	8.375%	2019	$15	$1,182.11	$15
	8.625%	2031	15	1,365.39	5

Verizon Maryland LLC	8.00%	2029	50	1,301.32	22
	8.30%	2031	100	1,347.26	76
	5.125%	2033	350	1,012.50	171

Verizon New England Inc.	7.875%	2029	349	1,261.63	176

Verizon New Jersey Inc.	8.00%	2022	200	1,238.65	54
	7.85%	2029	149	1,311.32	63

Verizon New York Inc.	6.50%	2028	100	1,151.71	28
	7.375%	2032	500	1,201.92	256

Verizon Pennsylvania LLC	6.00%	2028	125	1,110.47	57
	8.35%	2030	175	1,324.10	127
	8.75%	2031	125	1,356.47	72

Verizon Virginia LLC	7.875%	2022	100	1,227.79	43
	8.375%	2029	100	1,319.78	81

					$1,246

(1)	Per $1,000 principal amount of notes tendered and not withdrawn prior to early expiration.

The table below lists the series of notes included in the Group 3 Offer:

(dollars in millions, except for Purchase Price)	Interest Rate	Maturity	Principal Amount Outstanding	Purchase Price (1)	Principal Amount Purchased
Verizon Communications Inc.	8.95%	2039	$353	$1,506.50	$63
	7.75%	2032	251	1,315.19	33
	7.35%	2039	480	1,293.50	68
	7.75%	2030	1,206	1,377.92	276
	6.55%	2043	6,585	1,291.74	2,340
	6.40%	2033	2,196	1,220.28	466
	6.90%	2038	477	1,243.29	92
	6.25%	2037	750	1,167.66	114
	6.40%	2038	866	1,176.52	116
	5.85%	2035	1,500	1,144.68	250
	6.00%	2041	1,000	1,164.56	–
	5.15%	2023	8,517	1,152.83	–

Alltel Corporation	7.875%	2032	452	1,322.92	115
	6.80%	2029	235	1,252.93	47

GTE Corporation	6.94%	2028	800	1,261.35	237
	8.75%	2021	300	1,307.34	93

					$4,310

(1)	Per $1,000 principal amount of notes

April Early Debt Redemption

On April 8, 2016, we redeemed in whole the following series of outstanding notes which were called for redemption on April 5, 2016 (collectively, April Early Debt Redemption): $0.9 billion aggregate principal amount of Verizon Communications 2.50% Notes due 2016 at 100.8% of the principal amount of such notes, $0.5 billion aggregate principal amount of Verizon Communications 2.00% Notes due 2016 at 100.8% of the principal amount of such notes, and $0.8 billion aggregate principal amount of Verizon Communications 6.35% Notes due 2019 at 113.5% of the principal amount of such notes. These notes were repurchased and cancelled for $2.3 billion, inclusive of an immaterial amount of accrued interest.

During the second quarter of 2016, we expect to record a net pre-tax loss on early debt redemption of $1.8 billion in connection with the April Tender Offers and the April Early Debt Redemption.

Credit Facility

As of March 31, 2016, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Additional Financing Activities (Non-Cash Transaction)

During the three months ended March 31, 2016, we financed, primarily through vendor financing arrangements, the purchase of approximately $0.1 billion of long-lived assets, consisting primarily of network equipment. At March 31, 2016, $1.0 billion relating to vendor financing arrangements, including those entered into in prior years, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statement of cash flows.

Guarantees

We guarantee the debentures and first mortgage bonds of our operating telephone company subsidiaries. As of March 31, 2016, $3.1 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

As a result of the closing of the Frontier transaction, as of April 1, 2016, GTE Southwest Inc., Verizon California Inc. and Verizon Florida LLC are no longer wholly-owned subsidiaries of Verizon, and the guarantees of $0.6 billion aggregate principal amount of debentures and first mortgage bonds of those entities have terminated pursuant to their terms. In addition, in connection with the Group 2 Any and All Offer, as of April 4, 2016, approximately $1.2 billion aggregate principal amount of debentures of our operating telephone company subsidiaries were repurchased and retired. Accordingly, as of April 4, 2016, guarantees remain in place with respect to approximately $1.2 billion aggregate principal amount of outstanding telephone company subsidiary debentures.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2016, $1.4 billion aggregate principal amount of these obligations were outstanding. In connection with the Group 3 Offer, as of April 4, 2016, approximately $0.3 billion aggregate principal amount of debt obligations of GTE Corporation were repurchased and retired. Accordingly, as of April 4, 2016, guarantees remain in place with respect to approximately $1.1 billion aggregate principal amount of GTE Corporation debt obligations.

5.	Wireless Device Installment Plans

Under the Verizon device payment program, our eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term service plans, and their installment charge is included in their standard wireless monthly bill. We have ongoing programs to sell certain device installment receivables to financial institutions. The outstanding portfolio of device installment plan receivables derecognized from our condensed consolidated balance sheet but which we continue to service was $9.6 billion at March 31, 2016. As of March 31, 2016, the total portfolio of device installment plan receivables, including derecognized device installment receivables, we are servicing was $12.9 billion.

Wireless Device Installment Plan Receivables

The following table displays device installment plan receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

(dollars in millions)	At March 31, 2016	At December 31, 2015
Device installment plan receivables, gross	$3,346	$3,720
Unamortized imputed interest	(135)	(142)

Device installment plan receivables, net of unamortized imputed interest	3,211	3,578
Allowance for credit losses	(513)	(444)

Device installment plan receivables, net	$2,698	$3,134

Classified on our condensed consolidated balance sheets:
Accounts receivable, net	$1,663	$1,979
Other assets	1,035	1,155

Device installment plan receivables, net	$2,698	$3,134

At the time of sale of devices to our customers, we impute risk adjusted interest on the device installment plan receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other on our condensed consolidated statements of income, is recognized over the financed installment term.

We assess the collectability of our device installment plan receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. We use custom empirical risk models to measure the credit quality of a customer and determine eligibility for the device payment program. Based upon the risk assessed by the models, a customer may be subject to lower limits on the total amount financed and be required to provide a down payment to enter into the program in accordance with the credit risk assessment. The down payment will vary in accordance with the risk assessed. We update our risk assessments monthly based on payment trends and other qualitative factors in order to monitor the overall quality of our receivables. The credit quality of our customers is consistent throughout the periods presented.

Activity in the allowance for credit losses for the device installment plan receivables was as follows:

(dollars in millions)
Balance at January 1, 2016	$444
Bad debt expense	163
Write-offs	(95)
Allowance related to receivables sold	(2)
Other	3

Balance at March 31, 2016	$513

Customers that entered into device installment agreements prior to May 31, 2015 have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payments and trading in their device. Generally, customers entering into device installment agreements on or after June 1, 2015 are required to repay all amounts due under their device installment agreement before being eligible to upgrade their device. However, on select devices, certain marketing promotions allow customers to upgrade to a new device after paying down the required device payment installment amount as well as trading in their device. When a customer enters into a device installment agreement with the right to upgrade to a new device, we record a guarantee liability in accordance with our accounting policy. The gross guarantee liability related to the upgrade program, which was approximately $0.1 billion at March 31, 2016 and $0.2 billion at December 31, 2015, was included in Other current liabilities on our condensed consolidated balance sheets.

Sales of Wireless Device Installment Plan Receivables

Wireless Device Installment Plan Receivables Purchase Agreement

During 2015, we established a program (Receivables Purchase Agreement, or RPA) to sell from time to time, on an uncommitted basis, eligible device installment plan receivables to a group of primarily relationship banks (Purchasers). Under the program, we transfer the eligible receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers or SPEs). The Sellers then sell the receivables to the Purchasers for upfront cash proceeds and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the program are no longer considered assets of Verizon. We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material. Eligible receivables under the RPA exclude device installment plans where a customer was required to provide a down payment.

Revolving Sale of Wireless Device Installment Plan Receivables

During the fourth quarter of 2015 and first quarter of 2016, we entered into separate uncommitted facilities under our existing RPA with the Purchasers to sell eligible device installment plan receivables on a revolving basis (Revolving Programs), subject to a maximum funding limit, to the Purchasers. The revolving period of both facilities ends in December 2016. Sales of eligible receivables by the Sellers, once initiated, generally occur and are settled on a monthly basis. The receivables sold under the Revolving Programs are no longer considered assets of Verizon. We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material. Customer installment payments made towards receivables sold under the Revolving Programs will be available to purchase additional eligible installment plan receivables originated over the revolving period of each facility. Eligible receivables under the Revolving Programs exclude device installment plans where a customer was required to provide a down payment.

The sales of receivables under the RPA and Revolving Programs did not have a material impact on our condensed consolidated statements of income. The cash proceeds received from the Purchasers are recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows.

The following table provides a summary of device installment receivables sold under the RPA and the Revolving Programs:

(dollars in millions)	RPA		Revolving Programs
Three Months Ended March 31,	2016	2015	2016	2015
Device installment plan receivables sold, net (1)	$–	$1,925	$2,617	$–
Cash proceeds received from new transfers	–	1,271	1,978	–
Cash proceeds received from reinvested collections	–	–	244	–
Deferred purchase price recorded	–	695	395	–

(1)	Device installment plan receivables net of allowances, imputed interest and the device trade-in right.

Variable Interest Entities

Under both the RPA and the Revolving Programs, the SPE’s sole business consists of the acquisition of the receivables from Verizon and the resale of the receivables to the Purchasers. The assets of the SPEs are not available to be used to satisfy obligations of any Verizon entities other than the Sellers. We determined that the SPEs are variable interest entities as they lack sufficient equity to finance their activities. Given that we have the power to direct the activities of the SPEs that most significantly impact the SPE’s economic performance, we are deemed to be the primary beneficiary of the SPEs. As a result, we consolidate the assets and liabilities of the SPEs into our condensed consolidated financial statements.

Deferred Purchase Price

Under both the RPA and the Revolving Programs, the deferred purchase price was initially recorded at fair value, based on the remaining installment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price is contingent on collections from customers. At March 31, 2016, our deferred purchase price receivable, which is held by the SPEs, was comprised of $1.3 billion included within Prepaid expenses and other and $1.3 billion included within Other assets in our condensed consolidated balance sheet. At December 31, 2015, our deferred purchase price receivable was $2.2 billion, which was included within Other assets in our condensed consolidated balance sheet.

Continuing Involvement

Verizon has continuing involvement with the sold receivables as it services the receivables. We continue to service the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and we continue to maintain normal relationships with our customers. The credit quality of the customers we continue to service is consistent throughout the periods presented. To date, we have collected and remitted approximately $2.6 billion, net of fees, of which an immaterial amount was returned as deferred purchase price. To date, cash proceeds received, net of remittances, were $6.9 billion. During the three months ended March 31, 2016, credit losses on receivables sold were an immaterial amount.

In addition, we have continuing involvement related to the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the agreements. The Company’s maximum exposure to loss related to the involvement with the SPEs is limited to the amount of the deferred purchase price, which was $2.6 billion as of March 31, 2016. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the proceeds withheld by the Purchasers. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

6.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Other assets:
Equity securities	$171	$–	$–	$171
Fixed income securities	–	622	–	622
Interest rate swaps	–	296	–	296
Net investment hedges	–	4	–	4

Total	$171	$922	$–	$1,093

Liabilities:
Other current liabilities:
Cross currency swaps	$–	$2	$–	$2
Other liabilities:
Interest rate swaps	–	1	–	1
Net investment hedge	–	2	–	2
Cross currency swaps	–	1,411	–	1,411
Forward interest rate swaps	–	118	–	118

Total	$–	$1,534	$–	$1,534

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Short-term investments:
Equity securities	$265	$–	$–	$265
Fixed income securities	–	85	–	85
Other current assets:
Fixed income securities	250	–	–	250
Other assets:
Fixed income securities	–	928	–	928
Interest rate swaps	–	128	–	128
Net investment hedges	–	13	–	13
Cross currency swaps	–	1	–	1

Total	$515	$1,155	$–	$1,670

Liabilities:
Other liabilities:
Interest rate swaps	$–	$19	$–	$19
Cross currency swaps	–	1,638	–	1,638
Forward interest rate swaps	–	24	–	24

Total	$–	$1,681	$–	$1,681

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three months ended March 31, 2016.

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

	At March 31, 2016		At December 31, 2015
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$108,911	$124,405	$108,772	$118,216

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements and interest rate locks. We do not hold derivatives for trading purposes. We posted collateral of approximately $0.1 billion related to derivative contracts under collateral exchange arrangements at March 31, 2016 and December 31, 2015, respectively, which was recorded as Prepaid expenses and other on our condensed consolidated balance sheets. During 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties.

We measure all derivatives at fair value and recognize them as either assets or liabilities on our condensed consolidated balance sheets. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in Other comprehensive loss and recognized in earnings when the hedged item is recognized in earnings. Changes in the fair value of the effective portion of net investment hedges of certain of our foreign operations are reported in Other comprehensive loss as part of the cumulative translation adjustment and partially offset the impact of foreign currency changes on the value of our net investment.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. The ineffective portion of these interest rate swaps was not material for the three months ended March 31, 2016 and 2015, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. We designated these contracts as cash flow hedges. During the first quarter of 2016, we entered into forward interest rate swaps with a total notional value of $1.3 billion. During the three months ended March 31, 2016 and 2015, pre-tax losses of $0.1 billion, respectively, were recognized in Other comprehensive loss.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income, net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. During the three months ended March 31, 2016 and 2015, a pre-tax gain of $0.2 billion and a pre-tax loss of $0.9 billion, respectively, were recognized in Other comprehensive loss.

Net Investment Hedges

We enter into foreign currency forward contracts that are designated as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates.

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31, 2016	At December 31, 2015
(dollars in millions)	Notional Amount	Notional Amount
Interest rate swaps	$7,620	$7,620
Forward interest rate swaps	2,000	750
Cross currency swaps	9,675	9,675
Net investment hedge	864	864

7.	Stock-Based Compensation

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

Performance Stock Units

The Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the three-year performance cycle. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award. The granted and cancelled activity for the PSU award includes adjustments for the performance goals achieved.

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2016	13,903	17,203
Granted	3,622	5,487
Payments	(4,548)	(4,213)
Cancelled/Forfeited	(32)	(43)
Adjustments	–	170

Outstanding, March 31, 2016	12,945	18,604

As of March 31, 2016, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.6 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2016 have a weighted-average grant date fair value of $51.81 per unit.

8.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for our retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates are updated in the fourth quarter or upon a remeasurement event to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in our consolidated statement of income during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended March 31,	2016	2015	2016	2015
Service cost	$80	$94	$61	$81
Amortization of prior service credit	(1)	1	(73)	(72)
Expected return on plan assets	(271)	(317)	(15)	(25)
Interest cost	186	243	224	279
Remeasurement loss, net	165	–	–	–

Total	$159	$21	$197	$263

Effective January 1, 2016, we changed the method we use to estimate the interest component of net periodic benefit cost for pension and other postretirement benefits. Historically, we estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize a full yield curve approach in the estimation of interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We have accounted for this change as a change in accounting estimate and accordingly will account for it prospectively.

For the three months ended March 31, 2016, the impact of this change was a reduction of the interest cost component of net periodic benefit cost and an increase to Net income of approximately $0.1 billion. The use of the full yield curve approach does not impact how we measure our total benefit obligations at December 31 or our annual net periodic benefit cost as any change in the interest cost component is completely offset by the actuarial gain or loss measured at year end which is immediately recognized in our consolidated statement of income. Accordingly, this change in estimate will not impact our income from continuing operations, net income or earnings per share as measured on an annual basis.

Pension Remeasurement

During the three months ended March 31, 2016, we recorded a net pre-tax pension remeasurement charge of approximately $0.2 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charge relates to settlements for employees who received lump-sum distributions in one of Verizon’s seven defined benefit pension plans. The pension remeasurement charge was primarily driven by an approximately 43 basis point decrease in our discount rate assumption used to determine the current year liabilities of this pension plan. Our weighted-average discount rate assumption decreased from 4.60% at December 31, 2015 to 4.21% at March 31, 2016.

Severance Payments

During the three months ended March 31, 2016, we paid severance benefits of $0.3 billion. At March 31, 2016, we had a remaining severance liability of $0.5 billion, a portion of which includes future contractual payments to employees separated as of March 31, 2016.

Employer Contributions

During the three months ended March 31, 2016, we contributed $0.3 billion to our other postretirement benefit plans and $0.1 billion to our qualified pension plans. The contributions to our nonqualified pension plans were not material during the three months ended March 31, 2016. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2016 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$16,428	$1,414	$17,842

Net income	4,310	120	4,430
Other comprehensive loss	(91)	–	(91)

Comprehensive income	4,219	120	4,339

Contributed capital	(5)	–	(5)
Dividends declared	(2,303)	–	(2,303)
Common stock in treasury	137	–	137
Distributions and other	165	(72)	93

Balance at March 31, 2016	$18,641	$1,462	$20,103

Common Stock

Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the three months ended March 31, 2016. At March 31, 2016, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 97.2 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.1 million common shares issued from Treasury stock during the three months ended March 31, 2016.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2016	$(554)	$(278)	$101	$1,281	$550
Other comprehensive income (loss)	30	75	(2)	–	103
Amounts reclassified to net income	–	(133)	(16)	(45)	(194)

Net other comprehensive income (loss)	30	(58)	(18)	(45)	(91)

Balance at March 31, 2016	$(524)	$(336)	$83	$1,236	$459

The amounts presented above in net other comprehensive income (loss) are net of taxes and noncontrolling interests, which are not significant. For the three months ended March 31, 2016, the amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense on our condensed consolidated statement of income. For the three months ended March 31, 2016, all other amounts reclassified to net income in the table above are included in Other income, net on our condensed consolidated statement of income.

10.	Segment Information

Reportable Segments

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate and other includes the operations of AOL and related businesses, unallocated corporate expenses, the results of other businesses, such as our investments in unconsolidated businesses, pension and other employee benefit related costs and lease financing. Corporate and other also includes other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
External Operating Revenues
Wireless
Service revenue	$16,769	$17,896
Equipment	3,954	3,373
Other	1,196	1,033

Total Wireless	21,919	22,302

Wireline
Consumer retail	4,022	3,992
Small business	568	600

Mass Markets	4,590	4,592
Global Enterprise	3,161	3,263
Global Wholesale	1,213	1,266
Other	76	87

Total Wireline	9,040	9,208

Total reportable segments	$30,959	$31,510

Intersegment Revenues
Wireless	$85	$26
Wireline	250	261

Total reportable segments	$335	$287

Total Operating Revenues
Wireless	$22,004	$22,328
Wireline	9,290	9,469

Total reportable segments	$31,294	$31,797

Operating Income
Wireless	$7,880	$7,810
Wireline	589	405

Total reportable segments	$8,469	$8,215

(dollars in millions)	At March 31, 2016	At December 31, 2015
Assets
Wireless	$190,892	$185,405
Wireline	73,221	78,305

Total reportable segments	264,113	263,710
Corporate and other	210,199	205,476
Eliminations	(229,725)	(225,011)

Total consolidated – reported	$244,587	$244,175

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Total reportable segment operating revenues	$31,294	$31,797
Corporate and other	1,232	474
Eliminations	(355)	(287)

Total consolidated operating revenues	$32,171	$31,984

Fios revenues are included within our Wireline segment and amounted to approximately $3.5 billion and $3.4 billion for the three months ended March 31, 2016 and 2015, respectively.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Total reportable segment operating income	$8,469	$8,215
Corporate and other	(504)	(255)
Pension remeasurement (Note 8)	(165)	–
Gain on spectrum license transaction (Note 2)	142	–

Total consolidated operating income	7,942	7,960

Equity in losses of unconsolidated businesses	(20)	(34)
Other income, net	32	75
Interest expense	(1,188)	(1,332)

Income Before Provision For Income Taxes	$6,766	$6,669

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2016 and 2015.

11.	Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband data and video, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 173,300 employees as of March 31, 2016.

To compete effectively in today’s dynamic marketplace, we are focused on transforming around the capabilities of our high-performing networks with a goal of future growth based on delivering what customers want and need in the new digital world. Our three tier strategy is to lead at the network connectivity level in the markets we serve, develop new business models through global platforms in video and Internet of Things (IoT) and create certain opportunities in applications and content for incremental monetization. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber optic network that supports our businesses, maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth. Our network leadership will continue to be the hallmark of our brand, and provide the fundamental strength at the connectivity, platform and solutions layers upon which we build our competitive advantage.

Business Overview

Wireless

In our Wireless business, revenues decreased 1.5% during the three months ended March 31, 2016, compared to the similar period in 2015, primarily as a result of a 6.2% decline in service revenue, partially offset by a 17.2% increase in equipment revenue. We continue to manage through revenue transformation while growing high-quality retail postpaid connections. At March 31, 2016, retail postpaid connections were 4.4% higher than at March 31, 2015. Under the Verizon device payment program, our eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Customers that activate service on devices purchased under the device payment program or on a compatible device that they already own pay lower service fees (unsubsidized service pricing) as compared to those under our fixed-term service plans. The decline in service revenue was driven by customer migration to plans with unsubsidized service pricing. At March 31, 2016, approximately 48% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 18% at March 31, 2015. The migration to unsubsidized service pricing was driven primarily by an increase in activations of devices purchased under the Verizon device payment program on plans with unsubsidized service pricing. The increase in equipment revenue was driven by an increase in device sales, primarily smartphones, under the Verizon device payment program and the resulting recognition of a higher amount of equipment revenue at the time of sale of devices under the device payment program. During the three months ended March 31, 2016 and 2015, the percentage of phone activations under the Verizon device payment program was approximately 68% and 39%, respectively. At March 31, 2016, approximately 33% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 12% at March 31, 2015.

We are focusing our wireless capital spending on adding capacity and density to our fourth generation (4G) Long Term Evolution (LTE) network. Approximately 92% of our total data traffic in March 2016 was carried on our 4G LTE network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna solutions. Densification enables us to add capacity to manage mobile video consumption and demand for IoT, as well as position us for future fifth-generation (5G) technology. We are committed to developing and deploying 5G wireless technology and we are working with key partners to ensure the aggressive pace of innovation, standards development and appropriate requirements for this next generation of wireless technology.

Wireline

In our Wireline business, revenues declined 1.9% during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to revenue declines in Global Enterprise and Global Wholesale resulting from lower voice services and data networking revenues. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. We continue to experience revenue increases in Consumer retail driven by Fios. During the three months ended March 31, 2016, Fios represented approximately 81% of Consumer retail revenue compared to approximately 78% during the similar period in 2015. As the penetration of Fios products increases, we continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability. As more applications are developed for this high-speed service, we expect that Fios will become a hub for managing multiple home services that will eventually be part of the digital grid, including not just entertainment and communications, but also IoT technology in areas such as home monitoring, health monitoring, and energy management.

We continue to enhance offerings on our Fios platform. During the first quarter of 2016, we introduced the next generation of our Fios Custom TV package to appeal to an even wider range of value-conscious customers, by expanding the content and value provided by the original Custom TV offer. Customers now have a choice between selecting an Essentials plan and a Sports and More plan, with the option to select up to three additional genre packs.

On February 5, 2015, we entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon agreed to sell its local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion (approximately $7.5 billion net of income taxes), subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, does not involve any assets or liabilities of Verizon Wireless. The transaction closed on April 1, 2016.

Based on the number of voice connections and Fios Internet and video subscribers, respectively, as of March 31, 2016, the transaction resulted in Frontier acquiring approximately 3.3 million voice connections, 1.6 million Fios Internet subscribers, 1.2 million Fios video subscribers and the related ILEC businesses from Verizon. Approximately 9,300 Verizon employees who served customers in California, Florida and Texas are continuing employment with Frontier. The assets and liabilities that were sold were included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. The operating results of these businesses, collectively, are included within our Wireline segment for all periods presented.

Capital Expenditures and Investments

We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2016, these investments included $3.4 billion for capital expenditures. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an even more efficient, reliable infrastructure for competing in the information economy.

Trends

Except to the extent described above, there have been no significant changes to the information related to trends affecting our business that was disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Corporate and other includes the operations of AOL Inc. (AOL) and related businesses, unallocated corporate expenses, the results of other businesses, such as our investments in unconsolidated businesses, pension and other employee benefit related costs and lease financing. Corporate and other also includes other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period.

Consolidated Revenues

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Wireless
Service	$16,809	$17,914	$(1,105)	(6.2)%
Equipment	3,954	3,373	581	17.2
Other	1,241	1,041	200	19.2

Total	22,004	22,328	(324)	(1.5)
Wireline
Mass Markets	4,590	4,592	(2)	–
Global Enterprise	3,161	3,263	(102)	(3.1)
Global Wholesale	1,463	1,524	(61)	(4.0)
Other	76	90	(14)	(15.6)

Total	9,290	9,469	(179)	(1.9)
Corporate and other	1,232	474	758	nm
Eliminations	(355)	(287)	(68)	23.7

Consolidated Revenues	$32,171	$31,984	$187	0.6

nm – not meaningful

The increase in consolidated revenues during the three months ended March 31, 2016, compared to the similar period in 2015, was primarily due to higher revenues within Corporate and other as well as higher equipment revenues at our Wireless segment, partially offset by a decline in service revenues at our Wireless segment and declines in Global Enterprise and Global Wholesale revenues at our Wireline segment.

Corporate and other revenues increased $0.8 billion during the three months ended March 31, 2016, compared to the similar period in 2015, primarily as a result of the acquisition of AOL on June 23, 2015.

Wireless’ revenues decreased $0.3 billion, or 1.5% during the three months ended March 31, 2016, compared to the similar period in 2015, primarily as a result of a decline in service revenue, partially offset by increases in equipment and other revenues. Service revenue, which does not include recurring device installment billings related to the Verizon device payment program, decreased by $1.1 billion, or 6.2%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily driven by lower retail postpaid service revenue. Retail postpaid service revenue was negatively impacted as a result of customer migrations to plans with unsubsidized service pricing. At March 31, 2016, approximately 48% of our retail postpaid phone connections were on unsubsidized servicing pricing compared to approximately 18% at March 31, 2015. Equipment revenue increased by $0.6 billion, or 17.2%, during the three months ended March 31, 2016, compared to the similar period in

2015, as a result of an increase in device sales, primarily smartphones, under the Verizon device payment program, partially offset by a decline in device sales under the traditional fixed-term service plans. During the three months ended March 31, 2016 and 2015, the percentage of phone activations under the Verizon device payment program was approximately 68% and 39%, respectively.

Wireline’s revenue decreased $0.2 billion, or 1.9%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily as a result of declines in Global Enterprise and Global Wholesale, partially offset by an increase in Fios revenues. Fios revenues were $3.5 billion and $3.4 billion during the three months ended March 31, 2016 and 2015, respectively. Global Enterprise revenues decreased $0.1 billion, or 3.1%, during the three months ended March 31, 2016, compared to the similar period in 2015, due to declines in traditional data and advanced networking solutions, Cloud and IT services and voice communications services. Global Wholesale revenues decreased $0.1 billion, or 4.0%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to declines in data revenues and traditional voice revenues driven by the effect of technology substitution as well as continuing contraction of market rates due to competition.

Consolidated Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Cost of services `	$7,614	$6,988	$626	9.0%
Wireless cost of equipment	4,998	5,108	(110)	(2.2)
Selling, general and administrative expense	7,600	7,939	(339)	(4.3)
Depreciation and amortization expense	4,017	3,989	28	0.7

Consolidated Operating Expenses	$24,229	$24,024	$205	0.9

Cost of Services

Cost of services increased during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to an increase in costs as a result of the acquisition of AOL on June 23, 2015 and the launch of go90 in the third quarter of 2015, as well as increases in rent expense for macro and small cell sites and volume-driven costs related to our device protection package at our Wireless segment and higher content costs at our Wireline segment. Partially offsetting these increases were decreases in employee costs and declines in access costs at our Wireline segment during the three months ended March 31, 2016, compared to the similar period in 2015.

Wireless Cost of Equipment

Wireless cost of equipment decreased $0.1 billion, or 2.2%, at our Wireless segment during the three months ended March 31, 2016, compared to the similar period in 2015, primarily as a result of a decline in the number of smartphone units sold, partially offset by an increase in the average cost per unit for smartphones, driven by a shift to higher priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to a decline in sales commission expense at our Wireless segment, a gain recorded in the first quarter of 2016 related to the completion of a wireless license transaction and declines in employee costs, transaction taxes and regulatory expenses at our Wireline segment. The decrease is partially offset by a pension remeasurement charge recorded in the first quarter of 2016, an increase in costs as a result of the acquisition of AOL on June 23, 2015 and an increase in costs as a result of the launch of go90 in the third quarter of 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense increased slightly during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to an increase in net depreciable assets partially offset by depreciation and amortization expense not being recorded on our depreciable Wireline assets in California, Florida and Texas which were classified as held for sale as of February 5, 2015. During the three months ended March 31, 2016 and 2015, depreciation and amortization not recorded on our assets in California, Florida and Texas was $0.2 billion and $0.1 billion, respectively.

We did not record depreciation and amortization expense on our depreciable Wireline assets in California, Florida and Texas through the closing of the transaction with Frontier, which closed April 1, 2016.

Non-operational Credits (Charges)

Non-operational credits (charges) included in operating expenses were as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Pension remeasurement	$(165)	$–
Gain on spectrum license transaction	142	–

See “Other Items” for a description of non-operational items.

Consolidated Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. Management believes that these measures are useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, other income, net and equity in losses of unconsolidated businesses to net income.

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

Operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates will be updated in the fourth quarter or upon a remeasurement event to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains/losses. During the first quarter of 2016, we recorded a pension remeasurement charge in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. In the remaining quarters of 2016, we will remeasure certain of our pension and other postretirement assets and liabilities, when required, based on updated actuarial assumptions. These remeasurements could result in significant charges or credits to one or more of our pension plans.

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

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Consolidated Operating Income	$7,942	$7,960
Add Depreciation and amortization expense	4,017	3,989

Consolidated EBITDA	$11,959	$11,949

Add Pension remeasurement	165	–
Less Gain on spectrum license transaction	(142)	–

Consolidated Adjusted EBITDA	$11,982	$11,949

The changes in the table above during the three months ended March 31, 2016, compared to the similar period in 2015, were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Other Income, Net

Additional information relating to Other income, net is as follows:

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Interest income	$15	$43	$(28)	(65.1)%
Other, net	17	32	(15)	(46.9)

Total	$32	$75	$(43)	(57.3)

Interest Expense

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Total interest costs on debt balances	$1,356	$1,383	$(27)	(2.0)%
Less capitalized interest costs	168	51	117	nm

Total	$1,188	$1,332	$(144)	(10.8)

Average debt outstanding	$109,693	$114,993
Effective interest rate	4.9%	4.8%

nm – not meaningful

Total interest costs on debt balances decreased during the three months ended March 31, 2016, compared to the similar period in 2015. The decrease during the three months ended March 31, 2016 was primarily due to lower average debt balances (see “Consolidated Financial Condition”). Capitalized interest costs were higher during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to an increase in wireless licenses that are currently under development, which was a result of our winning bid in the FCC spectrum license auction during 2015. The FCC granted us those wireless licenses on April 8, 2015.

Provision for Income Taxes

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Provision for income taxes	$2,336	$2,331	$5	0.2%
Effective income tax rate	34.5%	35.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The effective income tax rate and provision for income taxes for the three months ended March 31, 2016 is comparable to the similar period in 2015.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.7 billion at March 31, 2016 and $1.6 billion at December 31, 2015. Interest and penalties related to unrecognized tax benefits were $0.1 billion (after-tax) at March 31, 2016 and December 31, 2015, respectively.

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

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income as a measure of operating performance. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income. Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues. You can find additional information about our segments in Note 10 to the condensed consolidated financial statements.

Wireless

Our Wireless segment, doing business as Verizon Wireless, provides wireless communications services across one of the most extensive wireless networks in the United States. We provide these services and equipment sales to consumer, business and government customers in the United States on a postpaid and prepaid basis. Postpaid connections represent individual lines of service for which a customer is billed in advance a monthly access charge in return for a monthly network service allowance, and usage beyond the allowance is billed monthly in arrears. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance.

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,		Increase/
(dollars in millions, except ARPA and I-ARPA)	2016	2015	(Decrease)
Service	$16,809	$17,914	$(1,105)	(6.2)%
Equipment	3,954	3,373	581	17.2
Other	1,241	1,041	200	19.2

Total Operating Revenues	$22,004	$22,328	$(324)	(1.5)

Connections (‘000):(1)
Retail connections	112,573	108,582	3,991	3.7
Retail postpaid connections	107,171	102,637	4,534	4.4

Net additions in period (‘000):(2)
Retail connections	463	377	86	22.8
Retail postpaid connections	640	565	75	13.3

Churn Rate:
Retail connections	1.23%	1.33%
Retail postpaid connections	0.96%	1.03%

Account Statistics:
Retail postpaid ARPA	$145.34	$156.14	$(10.80)	(6.9)
Retail postpaid I-ARPA	$165.03	$162.78	$2.25	1.4
Retail postpaid accounts (‘000)(1)	35,720	35,516	204	0.6
Retail postpaid connections per account(1)	3.00	2.89	0.11	3.8

(1) As of end of period

(2) Excluding acquisitions and adjustments

Wireless’ total operating revenues decreased by $0.3 billion, or 1.5%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily as a result of a decline in service revenue, partially offset by increases in equipment and other revenues.

Accounts and Connections

Retail postpaid accounts primarily represent retail customers with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Accounts include shared data plans, such as our Verizon Plan and More Everything plans, and corporate accounts, as well as legacy single connection plans and family plans. A single account may include monthly wireless services for a variety of connected devices. Retail connections represent our retail customer device connections. Churn is the rate at which service to connections is terminated.

Retail connections under an account may include: smartphones and basic phones (collectively, phones) as well as tablets, LTE Internet (Installed) and other connected devices, including retail IoT connections. Retail postpaid connection net additions increased during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to a lower retail postpaid connection churn rate.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 3.8% as of March 31, 2016, compared to March 31, 2015. The increase in retail postpaid connections per account is primarily due to increases in Internet devices, which represented 17.3% of our retail postpaid connection base as of March 31, 2016, compared to 14.8% as of March 31, 2015.

Service Revenue

Service revenue, which does not include recurring device installment billings related to the Verizon device payment program, decreased by $1.1 billion, or 6.2%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily driven by lower retail postpaid service revenue. Retail postpaid service revenue was negatively impacted as a result of customer migration to plans with unsubsidized service pricing. Customer migration to unsubsidized service pricing is driven in part by an increase in the activation of devices purchased under the Verizon device payment program on plans with unsubsidized service pricing. At March 31, 2016, approximately 48% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 18% at March 31, 2015. At March 31, 2016, approximately 33% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 12% at March 31, 2015. The decrease in service revenues was partially offset by the impact of an increase in retail postpaid connections as well as an increase in the penetration of smartphones and tablets through our shared data plans compared the prior year period. Service revenue plus recurring device installment billings related to the Verizon device payment program increased 1.6% during the three months ended March 31, 2016, compared to the similar period in 2015.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device installment billings related to the Verizon device payment program, was negatively impacted during the three months ended March 31, 2016, compared to the similar period in 2015, as a result of customer migration to plans with unsubsidized pricing. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device installment billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, increased 1.4% during the three months ended March 31, 2016, compared to the similar period in 2015.

Equipment Revenue

Equipment revenue increased by $0.6 billion, or 17.2%, during the three months ended March 31, 2016, compared to the similar period in 2015, as a result of an increase in device sales, primarily smartphones, under the Verizon device payment program, partially offset by a decline in device sales under the traditional fixed-term service plans. For the three months ended March 31, 2016, phone activations under the Verizon device payment program represented approximately 68% of retail postpaid phones activated compared to approximately 39% during the three months ended March 31, 2015. The increase in these activations resulted in a relative shift of revenue from service revenue to equipment revenue, and caused a change in the timing of the recognition of revenue. This shift in revenue was the result of recognizing a higher amount of equipment revenue at the time of sale of devices under the device payment program.

Other Revenue

Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.2 billion, or 19.2%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to cost recovery surcharges, financing revenues from our device payment program and a volume-driven increase in revenues related to our device protection package.

Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Cost of services	$1,942	$1,851	$91	4.9%
Cost of equipment	4,998	5,108	(110)	(2.2)
Selling, general and administrative expense	4,891	5,369	(478)	(8.9)
Depreciation and amortization expense	2,293	2,190	103	4.7

Total Operating Expenses	$14,124	$14,518	$(394)	(2.7)

Cost of Services

Cost of services increased $0.1 billion, or 4.9%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to higher rent expense as a result of an increase in macro and small cell sites, as well as a volume-driven increase in costs related to the device protection package offered to our customers.

Cost of Equipment

Cost of equipment decreased $0.1 billion, or 2.2%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily as a result of a decline in the number of smartphone units sold, partially offset by an increase in the average cost per unit for smartphones, driven by a shift to higher priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.5 billion, or 8.9%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to a decline in sales commission expense. The decline in sales commission expense was driven by an increase in activations under the Verizon device payment program, which has a lower commission per unit than activations under traditional fixed-term service plans.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three months ended March 31, 2016, compared to the similar period in 2015, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Segment Operating Income	$7,880	$7,810	$70	0.9%
Add Depreciation and amortization expense	2,293	2,190	103	4.7

Segment EBITDA	$10,173	$10,000	$173	1.7

Segment operating income margin	35.8%	35.0%
Segment EBITDA margin	46.2%	44.8%

The changes in the table above during the three months ended March 31, 2016, compared to the similar period in 2015, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Gain on spectrum license transaction	$142	$–

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

The operating results of Verizon’s local exchange business and related landline activities in California, Florida and Texas, which were sold to Frontier, were included within our Wireline segment for all periods presented. The assets and liabilities that were sold were included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. This transaction closed on April 1, 2016.

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Consumer retail	$4,022	$3,992	$30	0.8%
Small business	568	600	(32)	(5.3)

Mass Markets	4,590	4,592	(2)	–
Global Enterprise	3,161	3,263	(102)	(3.1)
Global Wholesale	1,463	1,524	(61)	(4.0)
Other	76	90	(14)	(15.6)

Total Operating Revenues	$9,290	$9,469	$(179)	(1.9)

Connections (‘000):(1)
Total voice connections	18,037	19,475	(1,438)	(7.4)

Total Broadband connections	9,218	9,246	(28)	(0.3)
Fios Internet subscribers	7,132	6,749	383	5.7
Fios video subscribers	5,863	5,739	124	2.2

(1) As of end of period

Wireline’s revenues decreased $0.2 billion, or 1.9%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily as a result of declines in Global Enterprise and Global Wholesale, partially offset by an increase in Fios revenues. Fios revenues were $3.5 billion during the three months ended March 31, 2016, compared to $3.4 billion during the similar period in 2015.

Mass Markets

Mass Markets operations provide broadband Internet and video services (including high-speed Internet, Fios Internet and Fios video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues were unchanged during the three months ended March 31, 2016, compared to the similar period in 2015, as increases in Fios revenues due to Fios services (voice, Internet and video) growth, including our Fios Quantum offerings, were offset by the continued decline of local exchange revenues.

We grew our subscriber base by 0.4 million Fios Internet subscribers and 0.1 million Fios video subscribers, while also improving penetration rates within our Fios service areas for Fios Internet. As of March 31, 2016, we achieved a penetration rate of 41.9% for Fios Internet, compared to a penetration rate of 41.5% for Fios Internet as of March 31, 2015. During 2016, Consumer Fios revenues increased $0.1 billion, or 4.7%. Fios represented approximately 81% of Consumer retail revenue during the three months ended March 31, 2016 compared to approximately 78% during the similar period in 2015.

The decline of local exchange revenues was primarily due to a 7.2% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as Fios digital voice connections. There was also a 7.1% decline in Small business retail voice connections, reflecting competition and a shift to both IP and high-speed circuits, primarily in areas outside of our Fios footprint.

Global Enterprise

Global Enterprise offers advanced information and communication technology services and other traditional communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.1 billion, or 3.1%, during the three months ended March 31, 2016, compared to the similar period in 2015, due to declines in traditional data and advanced networking solutions, Cloud and IT services and voice communications services. Also contributing to the decrease was the negative impact of foreign exchange rates. Traditional data networking services, which consist of traditional circuit-based services such as frame relay, private line and legacy data networking services and advanced networking solutions, which include Private IP, Public Internet, Ethernet and optical network services, and Cloud and IT services, declined as a result of competitive pressures.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion, or 4.0%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to declines in data revenues and traditional voice revenues driven by the effect of technology substitution as well as continuing contraction of market rates due to competition. The decline in traditional voice revenue is driven by a 6.4% decline in domestic wholesale connections at March 31, 2016, compared to March 31, 2015. As a result of technology substitution, the number of core data circuits at March 31, 2016 experienced a 14.4% decline compared to March 31, 2015.

Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Cost of services	$5,163	$5,287	$(124)	(2.3)%
Selling, general and administrative expense	1,950	2,031	(81)	(4.0)
Depreciation and amortization expense	1,588	1,746	(158)	(9.0)

Total Operating Expenses	$8,701	$9,064	$(363)	(4.0)

Cost of Services

Cost of services decreased $0.1 billion, or 2.3%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to declines in employee costs as a result of reduced headcount as well as a decline in access costs, driven by declines in overall wholesale long distance volumes. Partially offsetting these decreases was an increase in content costs associated with continued Fios subscriber growth and programming license fee increases.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.1 billion, or 4.0%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to declines in employee costs as a result of reduced headcount as well as decreases in transaction taxes and regulatory expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.2 billion, or 9.0%, during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to depreciation and amortization expense not being recorded on our assets in California, Florida and Texas, which were classified as held for sale as of February 5, 2015, as well as decreases in net depreciable assets. During the three months ended March 31, 2016 and 2015, depreciation and amortization not recorded on our assets in California, Florida and Texas was $0.2 billion and $0.1 billion, respectively.

We did not record depreciation and amortization expense on our depreciable Wireline assets in California, Florida and Texas through the closing of the transaction with Frontier, which closed on April 1, 2016.

Segment Operating Income and EBITDA

	Three Months Ended March 31,		Increase/
(dollars in millions)	2016	2015	(Decrease)
Segment Operating Income	$589	$405	$184	45.4%
Add Depreciation and amortization expense	1,588	1,746	(158)	(9.0)

Segment EBITDA	$2,177	$2,151	$26	1.2

Segment operating income margin	6.3%	4.3%
Segment EBITDA margin	23.4%	22.7%

The changes in the table above during the three months ended March 31, 2016, compared to the similar period in 2015, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Other Items

Pension Remeasurement

During the three months ended March 31, 2016, we recorded a net pre-tax pension remeasurement charge of approximately $0.2 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charge relates to settlements for employees who received lump-sum distributions in one of Verizon’s seven defined benefit pension plans. The pension remeasurement charge was primarily driven by an approximately 43 basis point decrease in our discount rate assumption used to determine the current year liabilities of this pension plan. Our weighted-average discount rate assumption decreased from 4.60% at December 31, 2015 to 4.21% at March 31, 2016.

In accordance with our accounting policy for pension and other postretirement benefits, in the remaining quarters of 2016 we will remeasure certain of our pension and other postretirement assets and liabilities, when required, based on updated actuarial assumptions. These remeasurements could result in significant charges or credits to one or more of our pension and other postretirement benefit plans.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the pension remeasurement described above.

Gain on Spectrum License Transaction

During the first quarter of 2016, we completed a license exchange transaction with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. As a result of this non-cash exchange, we received $0.4 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the three months ended March 31, 2016.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the spectrum license transaction described above.

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Cash Flows Provided By (Used In)
Operating activities	$7,419	$10,169	$(2,750)
Investing activities	(3,436)	(13,176)	9,740
Financing activities	(2,607)	(3,205)	598

Increase (Decrease) In Cash and Cash Equivalents	$1,376	$(6,212)	$7,588

We use the net cash generated from our operations to fund network expansion and modernization, service and repay external financing, pay dividends, invest in new businesses and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are primarily held domestically and are invested to maintain principal and provide liquidity. Accordingly, we do not have significant exposure to foreign currency fluctuations. See “Market Risk” for additional information regarding our foreign currency risk management strategies.

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the three months ended March 31, 2016 decreased by $2.8 billion, compared to the similar period in 2015, primarily due to $2.4 billion of proceeds received in the three months ended March 31, 2015 as a result of our transaction (Tower Monetization Transaction) with American Tower Corporation (American Tower) and a reduction in working capital levels, partially offset by proceeds related to the sale of wireless device installment plan receivables. We completed the Tower Monetization Transaction in March 2015, pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion, of which $2.4 billion related to a portion of the towers for which the right-of-use has passed to the tower operator.

During 2015, we established an on-going program to sell from time to time, on an uncommitted basis, selected device installment plan receivables under the Verizon device payment program to the Purchasers. Under the program, we transfer the receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers then sell the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the program are no longer considered assets of Verizon. We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material. During the three months ended March 31, 2016 and 2015, we received cash proceeds related to new sales of wireless device installment receivables of $2.0 billion and $1.3 billion, respectively.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to be a primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Wireless	$2,190	$2,419
Wireline	1,006	1,077
Other	191	169

	$3,387	$3,665

Total as a percentage of revenue	10.5%	11.5%

Capital expenditures decreased at Wireless during the three months ended March 31, 2016, compared to the similar period in 2015, primarily due to the timing of investments to increase the capacity of our 4G LTE network. Capital expenditures declined at Wireline as a result of decreased legacy spending.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2016 and 2015, net cash used in financing activities was $2.6 billion and $3.2 billion, respectively.

During the three months ended March 31, 2016, our net cash used in financing activities of $2.6 billion was primarily driven by $2.3 billion paid in cash dividends.

Proceeds from and Repayments of Long-Term Borrowings

At March 31, 2016, our total debt was $109.9 billion compared to $109.7 billion at December 31, 2015. Since the substantial majority of our total debt portfolio consists of fixed rate indebtedness, changes in interest rates do not have a material effect on our interest payments. During the three months ended March 31, 2016 and 2015, our effective interest rate was 4.9% and 4.8%, respectively. See Note 4 to the condensed consolidated financial statements for additional details regarding our debt activity.

At March 31, 2016, approximately $8.4 billion, or 7.7%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily the Euro and British Pound Sterling. We have entered into cross currency swaps in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See “Market Risk” for additional information.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Credit Facility

As of March 31, 2016, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the three months ended March 31, 2016, we paid $2.3 billion in cash dividends.

Covenants

Our credit agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, pay taxes, maintain insurance with responsible and reputable insurance companies, preserve our corporate existence, keep appropriate books and records of financial transactions, maintain our properties, provide financial and other reports to our lenders, limit pledging and disposition of assets and mergers and consolidations, and other similar covenants. Additionally, our term loan credit agreement requires us to maintain a leverage ratio (as such term is defined in the agreement) not in excess of 3.50:1.00 until our credit ratings are equal to or higher than A3 and A-.

We and our consolidated subsidiaries are in compliance with all of our financial and restrictive covenants.

Increase In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2016 totaled $5.8 billion, a $1.4 billion increase compared to Cash and cash equivalents at December 31, 2015, primarily as a result of the factors discussed above.

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

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Net cash provided by operating activities	$7,419	$10,169	$(2,750)
Less Capital expenditures (including capitalized software)	3,387	3,665	(278)

Free cash flow	$4,032	$6,504	$(2,472)

The change in Free cash flow during the three months ended March 31, 2016, compared to the similar period in 2015, was primarily due to $2.4 billion of proceeds received in the three months ended March 31, 2015 related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator and a reduction in working capital levels, partially offset by proceeds related to the sale of wireless device installment plan receivables and a $0.3 decrease in capital expenditures. During the three months ended March 31, 2016 and 2015, we received cash proceeds related to new sales of wireless device installment receivables of $2.0 billion and $1.3 billion, respectively.

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in optimizing exposure to various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. We posted collateral of approximately $0.1 billion related to derivative contracts under collateral exchange arrangements at March 31, 2016 and December 31, 2015, respectively. During 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote. As such, we do not expect that our results of operations or financial condition will be materially affected by these risk management strategies.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2016, approximately 81% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. At March 31, 2016 and December 31, 2015, the fair value of these contracts was $0.3 billion and $0.1 billion, respectively, which was primarily included within Other assets on our condensed consolidated balance sheets. At March 31, 2016 and December 31, 2015, the total notional amount of the interest rate swaps was $7.6 billion, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. We designated these contracts as cash flow hedges. The fair value of these contracts, which was included within Other liabilities on our condensed consolidated balance sheets, was $0.1 billion at March 31, 2016 and was not material at December 31, 2015. At March 31, 2016 and December 31, 2015, these swaps had a notional value of $2.0 billion and $0.8 billion, respectively.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income, net. At March 31, 2016, our primary translation exposure was to the British Pound Sterling, Euro and Australian Dollar.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. The fair value of the outstanding swaps, which was primarily included within Other liabilities on our condensed consolidated balance sheets, was $1.4 billion at March 31, 2016 and $1.6 billion at December 31, 2015. At March 31, 2016 and December 31, 2015, the total notional amount of the cross currency swaps was $9.7 billion, respectively.

Net Investment Hedges

We enter into foreign currency forward contracts that are designated as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The fair value of these contracts was not material at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the total notional value of these contracts was $0.9 billion, respectively.

Acquisitions and Divestitures

Wireless

Spectrum License Transactions

From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our network while also resulting in a more efficient use of spectrum. See Note 2 to the condensed consolidated financial statements for additional details regarding our spectrum license transactions.

Wireline

Access Line Sale

On February 5, 2015, we entered into a definitive agreement with Frontier pursuant to which Verizon agreed to sell its local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion (approximately $7.5 billion net of income taxes), subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which included the acquisition by Frontier of the equity interests of Verizon’s ILECs in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. The transaction closed on April 1, 2016. See Note 2 to the condensed consolidated financial statements for additional information.

Other

On February 20, 2016, Verizon entered into a purchase agreement to acquire XO Holdings’ wireline business which owns and operates one of the largest fiber-based IP and Ethernet networks outside of Verizon’s footprint for approximately $1.8 billion, subject to adjustment. The transaction is subject to customary regulatory approvals and is expected to close in the first half of 2017. Separately, Verizon entered into an agreement to lease certain wireless spectrum from XO Holdings and has an option, exercisable under certain circumstances, to buy XO Holdings’ entity that owns its wireless spectrum.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of March 31, 2016.

Recent Developments

On August 1, 2015, labor contracts covering approximately 36,000 employees of our wireline business expired. We have continued to engage in negotiations with our unions regarding new contracts. On April 13, 2016, the unions initiated a work stoppage. As of the date of this filing, we continue to negotiate new agreements with the unions.

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

The following important factors, along with those discussed elsewhere in this report and in other filings with the Securities and Exchange Commission (SEC), could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

▪	adverse conditions in the U.S. and international economies;

▪	the effects of competition in the markets in which we operate;

▪	material changes in technology or technology substitution;

▪	disruption of our key suppliers’ provisioning of products or services;

▪	changes in the regulatory environment in which we operate, including any increase in restrictions on our ability to operate our networks;

▪	breaches of network or information technology security, natural disasters, terrorist attacks or acts of war or significant litigation and any resulting financial impact not covered by insurance;

▪	our high level of indebtedness;

▪

an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets affecting the cost, including interest rates, and/or availability of further financing;

▪	material adverse changes in labor matters, including labor negotiations, and any resulting financial and/or operational impact;

▪	significant increases in benefit plan costs or lower investment returns on plan assets;

▪	changes in tax laws or treaties, or in their interpretation;

▪

changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and

▪	the inability to implement our business strategies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2016.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In October 2013, the California Attorney General’s Office notified Verizon California Inc. and other Verizon companies of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation and continue to review our operations relating to the management of hazardous waste. While penalties relating to the alleged violations could exceed $100,000, we do not expect that any penalties ultimately incurred will be material. On April 1, 2016, we completed the sale to Frontier of our landline business operated by Verizon California Inc. and certain other Verizon landline companies. As a result of this transaction, Frontier now owns and operates Verizon California Inc. and has assumed the liabilities of Verizon California Inc. that may arise as a result of these alleged violations.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2016. At March 31, 2016, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 97.2 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2016-2018 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2016-2018 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 28, 2016	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Verizon Communications Inc. Long-Term Incentive Plan - Performance Stock Unit Agreement 2016-2018 Award Cycle.

10b	Verizon Communications Inc. Long-Term Incentive Plan - Restricted Stock Unit Agreement 2016-2018 Award Cycle.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.