Form 10-Q
period 2016-06-30
VERIZON COMMUNICATIONS INC
filed 2016-07-29
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

At June 30, 2016, 4,076,301,833 shares of the registrant’s common stock were outstanding, after deducting 166,072,407 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2016	2015	2016	2015

Operating Revenues
Service revenues and other	$26,828	$28,363	$55,045	$56,974
Wireless equipment revenues	3,704	3,861	7,658	7,234

Total Operating Revenues	30,532	32,224	62,703	64,208

Operating Expenses
Cost of services (exclusive of items shown below)	7,577	6,994	15,191	13,982
Wireless cost of equipment	4,644	5,455	9,642	10,563
Selling, general and administrative expense	9,775	7,974	17,375	15,913
Depreciation and amortization expense	3,982	3,980	7,999	7,969

Total Operating Expenses	25,978	24,403	50,207	48,427

Operating Income	4,554	7,821	12,496	15,781
Equity in losses of unconsolidated businesses	(20)	(18)	(40)	(52)
Other income and (expense), net	(1,826)	32	(1,794)	107
Interest expense	(1,013)	(1,208)	(2,201)	(2,540)

Income Before Provision For Income Taxes	1,695	6,627	8,461	13,296
Provision for income taxes	(864)	(2,274)	(3,200)	(4,605)

Net Income	$831	$4,353	$5,261	$8,691

Net income attributable to noncontrolling interests	$129	$122	$249	$241
Net income attributable to Verizon	702	4,231	5,012	8,450

Net Income	$831	$4,353	$5,261	$8,691

Basic Earnings Per Common Share
Net income attributable to Verizon	$0.17	$1.04	$1.23	$2.06
Weighted-average shares outstanding (in millions)	4,079	4,079	4,080	4,097

Diluted Earnings Per Common Share
Net income attributable to Verizon	$0.17	$1.04	$1.23	$2.06
Weighted-average shares outstanding (in millions)	4,085	4,085	4,085	4,103

Dividends declared per common share	$0.565	$0.550	$1.130	$1.100

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions) (unaudited)	2016	2015	2016	2015

Net Income	$831	$4,353	$5,261	$8,691
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	25	54	55	(87)
Unrealized loss on cash flow hedges	(147)	(93)	(205)	(106)
Unrealized gain (loss) on marketable securities	2	(12)	(16)	(9)
Defined benefit pension and postretirement plans	2,508	(44)	2,463	(88)

Other comprehensive income (loss) attributable to Verizon	2,388	(95)	2,297	(290)

Total Comprehensive Income	$3,219	$4,258	$7,558	$8,401

Comprehensive income attributable to noncontrolling interests	$129	$122	$249	$241
Comprehensive income attributable to Verizon	3,090	4,136	7,309	8,160

Total Comprehensive Income	$3,219	$4,258	$7,558	$8,401

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2016	At December 31, 2015

Assets
Current assets
Cash and cash equivalents	$2,857	$4,470
Short-term investments	–	350
Accounts receivable, net of allowances of $812 and $882	13,294	13,457
Inventories	931	1,252
Assets held for sale	317	792
Prepaid expenses and other	3,445	2,034

Total current assets	20,844	22,355

Plant, property and equipment	225,756	220,163
Less accumulated depreciation	142,584	136,622

Plant, property and equipment, net	83,172	83,541

Investments in unconsolidated businesses	822	796
Wireless licenses	86,981	86,575
Goodwill	25,417	25,331
Other intangible assets, net	7,399	7,592
Non-current assets held for sale	–	10,267
Other assets	7,235	7,718

Total assets	$231,870	$244,175

Liabilities and Equity
Current liabilities
Debt maturing within one year	$6,803	$6,489
Accounts payable and accrued liabilities	19,090	19,362
Liabilities related to assets held for sale	–	463
Other	8,515	8,738

Total current liabilities	34,408	35,052

Long-term debt	92,922	103,240
Employee benefit obligations	28,059	29,957
Deferred income taxes	43,825	45,484
Non-current liabilities related to assets held for sale	–	959
Other liabilities	11,912	11,641

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	11,192	11,196
Reinvested earnings	11,652	11,246
Accumulated other comprehensive income	2,847	550
Common stock in treasury, at cost	(7,279)	(7,416)
Deferred compensation – employee stock ownership plans and other	408	428
Noncontrolling interests	1,500	1,414

Total equity	20,744	17,842

Total liabilities and equity	$231,870	$244,175

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2016	2015

Cash Flows from Operating Activities
Net Income	$5,261	$8,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,999	7,969
Employee retirement benefits	4,021	561
Deferred income taxes	(3,085)	826
Provision for uncollectible accounts	651	744
Equity in losses of unconsolidated businesses, net of dividends received	58	72
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,067)	416
Other, net	(1,008)	(373)

Net cash provided by operating activities	12,830	18,906

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,273)	(8,153)
Acquisitions of investments and businesses, net of cash acquired	(178)	(3,225)
Acquisitions of wireless licenses	(282)	(9,677)
Proceeds from dispositions of businesses	9,882	–
Other, net	504	884

Net cash provided by (used in) investing activities	2,653	(20,171)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	–	6,497
Repayments of long-term borrowings and capital lease obligations	(11,300)	(5,797)
Increase (decrease) in short-term obligations, excluding current maturities	610	(106)
Dividends paid	(4,605)	(4,266)
Proceeds from sale of common stock	3	–
Purchase of common stock for treasury	–	(5,074)
Other, net	(1,804)	2,421

Net cash used in financing activities	(17,096)	(6,325)

Decrease in cash and cash equivalents	(1,613)	(7,590)
Cash and cash equivalents, beginning of period	4,470	10,598

Cash and cash equivalents, end of period	$2,857	$3,008

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

Earnings Per Common Share

There were a total of approximately 6 million and 5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2016, respectively. There were a total of approximately 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2015, respectively. There were no outstanding options to purchase shares that would have been anti-dilutive for the three and six months ended June 30, 2016 and 2015, respectively.

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

During the second quarter of 2016, we prospectively changed our method for determining the date at which we remeasure plan assets and obligations as a result of a significant event during an interim period in accordance with Accounting Standards Update (ASU) 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. As a practical expedient, we elected to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event.

Recently Issued Accounting Standards

In June 2016, the standard update related to the measurement of credit losses on financial instruments was issued. This standard update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

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

Wireless

Spectrum License Transactions

During the fourth quarter of 2015, we entered into a license exchange agreement with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. This non-cash exchange was completed in March 2016. As a result, we received $0.4 billion of AWS and PCS spectrum licenses at fair value and recorded a pre-tax gain of $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the six months ended June 30, 2016.

During the first quarter of 2016, we entered into a license exchange agreement with affiliates of Sprint Corporation, which provides for the exchange of certain AWS and PCS spectrum licenses. This non-cash exchange is expected to be completed in the third quarter of 2016 and we expect to record an immaterial gain.

During the three and six months ended June 30, 2016, we acquired various other wireless licenses for cash consideration that was not significant.

Wireline

Access Line Sale

On February 5, 2015, we entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon agreed to sell its local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion (approximately $7.3 billion net of income taxes), subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. The transaction closed on April 1, 2016.

The transaction resulted in Frontier acquiring approximately 3.3 million voice connections, 1.6 million Fios Internet subscribers, 1.2 million Fios video subscribers and the related ILEC businesses from Verizon. For the six months ended June 30, 2016, these businesses generated revenues of approximately $1.3 billion and operating income of $0.7 billion for Verizon. For the three and six months ended June 30, 2015, these businesses generated revenues of $1.3 billion and $2.7 billion, respectively, and operating income of $0.7 billion and $1.4 billion, respectively. The operating results of these businesses are excluded from our Wireline segment for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

During April 2016, Verizon used the net cash proceeds received of $9.9 billion to reduce its consolidated indebtedness (see Note 4). The assets and liabilities that were sold were included in Verizon’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our condensed consolidated balance sheets through the completion of the transaction on April 1, 2016. As a result of the closing of the transaction, we derecognized plant, property, and equipment of $9.0 billion, goodwill of $1.3 billion, $0.7 billion of defined benefit pension and other postretirement benefit plan obligations and $0.6 billion of indebtedness assumed by Frontier.

We recorded a pre-tax gain of approximately $1.0 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2016. The pre-tax gain included a $0.5 billion pension and postretirement benefit curtailment gain due to the elimination of the accrual of pension and other postretirement benefits for some or all future services of a significant number of employees covered by three of our defined benefit pension plans and one of our other postretirement benefit plans.

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

The acquisition of AOL has been accounted for as a business combination. The identification of the assets acquired and liabilities assumed are finalized. During the second quarter of 2016, we finalized our valuations for deferred taxes. These adjustments did not have a material impact on our condensed consolidated financial statements.

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

The following table summarizes the consideration to AOL’s shareholders and the identification of the assets acquired, including cash acquired of $0.5 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of AOL’s noncontrolling interests:

(dollars in millions)	As of June 23, 2015
Cash payment to AOL’s equity holders	$3,764
Estimated liabilities to be paid(1)	377

Total consideration	$4,141

Assets acquired:
Goodwill	$1,938
Intangible assets subject to amortization	2,504
Other	1,551

Total assets acquired	5,993

Liabilities assumed:
Total liabilities assumed	1,851

Net assets acquired:	4,142
Noncontrolling interest	(1)

Total consideration	$4,141

(1)

During the six months ended June 30, 2016, we made cash payments of $126 million in respect of acquisition-date estimated liabilities to be paid. As of June 30, 2016, the remaining balance of estimated liabilities to be paid was $251 million.

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

Acquisition of Yahoo! Inc.’s Operating Business

On July 23, 2016, we entered into a stock purchase agreement (the “Purchase Agreement”) with Yahoo! Inc. (“Yahoo”). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we will acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments (the “Transaction”). Prior to the closing of the Transaction, pursuant to a reorganization agreement, Yahoo will transfer all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries to be acquired in the Transaction. The assets to be acquired will not include Yahoo’s cash, its ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo or certain non-core intellectual property. We will receive for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that is not being conveyed with the business.

Yahoo employees who transfer to Verizon will have any unvested Yahoo restricted stock units that they hold converted into cash-settleable Verizon restricted stock units, which will have the same vesting schedule as their Yahoo restricted stock units. The value of those outstanding restricted stock units on the date of signing was approximately $1.1 billion.

The Transaction is subject to customary regulatory approvals and closing conditions, including the approval of Yahoo’s stockholders, and is expected to close in the first quarter of 2017.

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

On June 21, 2016, Verizon announced an agreement to acquire a global, cloud-based mobile enterprise management software business. The acquisition is subject to customary regulatory approvals and is expected to close in the second half of 2016.

During the six months ended June 30, 2016, we acquired various other businesses and investments for cash consideration that was not significant.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2016	$86,575
Acquisitions (Note 2)	23
Capitalized interest on wireless licenses	259
Reclassifications, adjustments and other	124

Balance at June 30, 2016	$86,981

Reclassifications, adjustments and other includes $0.4 billion received in exchanges of wireless licenses in 2016 as well as $0.3 billion of wireless licenses that are classified as Assets held for sale on our condensed consolidated balance sheet at June 30, 2016 (see Note 2 for additional details).

At June 30, 2016, approximately $10.4 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

The average remaining renewal period for our wireless licenses portfolio was 5.3 years as of June 30, 2016.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2016	$18,393	$4,331	$2,607	$25,331
Acquisitions (Note 2)	–	–	82	82
Reclassifications, adjustments and other	–	(107)	111	4

Balance at June 30, 2016	$18,393	$4,224	$2,800	$25,417

During the second quarter of 2016, we allocated $0.1 billion of Goodwill on a relative fair value basis from Wireline to Corporate and other as a result of the reclassification of our vehicle original equipment manufacturer (OEM) and Networkfleet businesses (see Note 10 for additional details).

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At June 30, 2016			At December 31, 2015
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 14 years)	$4,141	$(2,477)	$1,664	$4,139	$(2,365)	$1,774
Non-network internal-use software (3 to 8 years)	15,127	(10,198)	4,929	14,542	(9,620)	4,922
Other (5 to 25 years)	1,357	(551)	806	1,346	(450)	896

Total	$20,625	$(13,226)	$7,399	$20,027	$(12,435)	$7,592

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2016	$ 401	$ 836
2015	428	809

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2016	$ 788
2017	1,420
2018	1,252
2019	1,046
2020	839

4.	Debt

Changes to debt during the six months ended June 30, 2016 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2016	$6,489	$103,240	$109,729
Repayments of long-term borrowings and capital leases obligations	(3,844)	(7,456)	(11,300)
Increase in short-term obligations, excluding current maturities	610	–	610
Reclassifications of long-term debt	3,396	(3,396)	–
Other	152	534	686

Balance at June 30, 2016	$6,803	$92,922	$99,725

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

August Debt Issuance

On July 27, 2016, we entered into an agreement to sell $6.2 billion aggregate principal amount of fixed and floating rate notes, which sale is expected to close on August 1, 2016. We expect to receive cash proceeds of approximately $6.1 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The sale consisted of the following series of notes: $0.4 billion aggregate principal amount of Verizon Communications Floating Rate Notes due 2019, $1.0 billion aggregate principal amount of Verizon Communications 1.375% Notes due 2019, $1.0 billion aggregate principal amount of Verizon Communications 1.750% Notes due 2021, $2.3 billion aggregate principal amount of Verizon Communications 2.625% Notes due 2026, and $1.5 billion aggregate principal amount of Verizon Communications 4.125% Notes due 2046. The floating rate notes will bear interest at a rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 0.370%, which rate will be reset quarterly. We intend to use the net proceeds from the sale of the notes for general corporate purposes, including to repay at maturity on September 15, 2016, $2.25 billion aggregate principal amount of our floating rate notes, plus accrued interest on the notes.

Asset-Backed Debt

In July 2016, we transferred $1.5 billion of device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (the Originators) to a consolidated asset-backed securitization bankruptcy remote legal entity (ABS Entity). The ABS Entity in turn issued $1.2 billion aggregate principal amount of senior and junior asset-backed notes, of which $1.1 billion of notes were sold to third-party investors. The asset-backed notes are secured by the transferred device payment plan agreement receivables and future collections on the receivables. The third-party investors in the asset-backed notes have legal recourse only to the assets securing the debt and do not have any recourse to Verizon with respect to the payment of principal and interest on the notes. The device payment plan agreement receivables transferred to the ABS Entity will only be available for payment of the asset-backed notes and other obligations arising from the asset-backed securitization transaction and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed notes and other obligations are satisfied.

Verizon entities will retain the equity interest in the ABS Entity, which represents the rights to all funds not needed to make required payments on the asset-backed notes and other related payments. Proceeds from our asset-backed securitization transaction will be reflected in Cash flows from financing activities in our condensed consolidated statement of cash flows. The asset-backed debt issued and the assets securing this debt will be included on our condensed consolidated balance sheets next quarter.

The senior asset-backed notes have an expected weighted average life of about 2.5 years and the junior asset-backed notes have an expected weighted average life of about 3.2 years. Under the terms of the securitization transaction, there is a two year revolving period during which we may transfer additional receivables to the ABS Entity. Under a parent support agreement, Verizon has agreed to guarantee certain of the payment obligations of Cellco Partnership and the Originators to the ABS Entity. Verizon does not guarantee any principal or interest on the asset-backed notes or any payments on the receivables.

Credit Facility

As of June 30, 2016, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Additional Financing Activities (Non-Cash Transaction)

During the six months ended June 30, 2016, we financed, primarily through vendor financing arrangements, the purchase of approximately $0.3 billion of long-lived assets, consisting primarily of network equipment. At June 30, 2016, $1.1 billion relating to vendor financing arrangements, including those entered into in prior years, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statement of cash flows.

Early Debt Redemptions

During the second quarter of 2016, we recorded a net pre-tax loss on early debt redemption of $1.8 billion in connection with the April Tender Offers and the April Early Debt Redemption.

We recognize early debt redemption costs in Other income and (expense), net on our condensed consolidated statement of income.

Guarantees

We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2016, $1.2 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

As a result of the closing of the Frontier transaction, as of April 1, 2016, GTE Southwest Inc., Verizon California Inc. and Verizon Florida LLC are no longer wholly-owned subsidiaries of Verizon, and the guarantees of $0.6 billion aggregate principal amount of debentures and first mortgage bonds of those entities have terminated pursuant to their terms.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2016, $1.1 billion aggregate principal amount of these obligations were outstanding.

5.	Wireless Device Payment Plans

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices at unsubsidized prices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their standard wireless monthly bill. We have ongoing programs to sell certain device payment plan agreement receivables to financial institutions. The outstanding portfolio of device payment plan agreement receivables derecognized from our condensed consolidated balance sheet, but which we continue to service, was $8.4 billion at June 30, 2016. As of June 30, 2016, the total portfolio of device payment plan agreement receivables, including derecognized device payment plan agreement receivables, that we are servicing was $13.5 billion.

Wireless Device Payment Plan Agreement Receivables

The following table displays device payment plan agreement receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

(dollars in millions)	At June 30, 2016	At December 31, 2015
Device payment plan agreement receivables, gross	$5,124	$3,720
Unamortized imputed interest	(212)	(142)

Device payment plan agreement receivables, net of unamortized imputed interest	4,912	3,578
Allowance for credit losses	(578)	(444)

Device payment plan agreement receivables, net	$4,334	$3,134

Classified on our condensed consolidated balance sheets:
Accounts receivable, net	$2,591	$1,979
Other assets	1,743	1,155

Device payment plan agreement receivables, net	$4,334	$3,134

At the time of the sale of the device, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other on our condensed consolidated statements of income, is recognized over the financed device payment term.

When originating device payment plan agreements, we use internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has less than 210 days of customer tenure with Verizon Wireless (a “new customer”), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure with Verizon Wireless (an “existing customer”), the credit decision process relies on internal data sources. Verizon Wireless’ experience has been that the payment attributes of longer tenured customers are highly predictive when considering their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Verizon Wireless uses its internal data and/or credit data obtained from the credit reporting agencies to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless’ proprietary custom credit models, which are empirically derived, demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment.

Based on the custom credit risk score, we assign each customer to a credit class, each of which has a specified required down payment percentage and specified credit limits. Device payment plan agreement receivables originated from customers assigned to credit classes requiring no down payment represent the lowest risk. Device payment plan agreement receivables originated from customers assigned to credit classes requiring a down payment represent a higher risk.

Subsequent to origination, Verizon Wireless monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreements and fixed-term service plans. The extent of our collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral scoring models which analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. We continuously monitor collection performance results and the credit quality of our device payment plan agreement receivables based on a variety of metrics, including aging. Verizon Wireless considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

The balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

(dollars in millions)	At June 30, 2016	At December 31, 2015
Unbilled	$4,792	$3,420
Billed:
Current	251	227
Past due	81	73

Device payment plan agreement receivables, gross	$5,124	$3,720

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)
Balance at January 1, 2016	$444
Bad debt expense	310
Write-offs	(210)
Allowance related to receivables sold	28
Other	6

Balance at June 30, 2016	$578

Customers that entered into device payment plan agreements prior to May 31, 2015 have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payment plan agreement payments and trading in their device in good working order. Generally, customers entering into device payment plan agreements on or after June 1, 2015 are required to repay all amounts due under their device payment plan agreements before being eligible to upgrade their device. However, on select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device or for a device that is subject to an upgrade promotion, we may record a guarantee liability in accordance with our accounting policy. The gross guarantee liability related to the upgrade program, which was immaterial at June 30, 2016 and approximately $0.2 billion at December 31, 2015, was included in Other current liabilities on our condensed consolidated balance sheets.

Sales of Wireless Device Payment Plan Agreement Receivables

Non-Revolving Sale of Wireless Device Payment Plan Agreement Receivables

During 2015, we established a program (Non-Revolving Program) pursuant to a Receivables Purchase Agreement, or RPA, to sell from time to time, on an uncommitted basis, eligible device payment plan agreement receivables to a group of primarily relationship banks (Purchasers). Under the program, we transfer the eligible receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers then sell the receivables to the Purchasers for upfront cash proceeds and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the Non-Revolving Program are no longer considered assets of Verizon. We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material. Eligible receivables under the Non-Revolving Program exclude device payment plan agreements where a new customer was required to provide a down payment.

Revolving Sale of Wireless Device Payment Plan Agreement Receivables

During the fourth quarter of 2015 and first quarter of 2016, we entered into separate tranches under our existing RPA with the Purchasers to sell eligible device payment plan agreement receivables on a revolving basis (Revolving Program), subject to a maximum funding limit, to the Purchasers. The revolving period of both tranches ends in December 2016. Sales of eligible receivables by the Sellers, once initiated, generally occur and are settled on a monthly basis. The receivables sold under the Revolving Program are no longer considered assets of Verizon. We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material. Customer payments made towards receivables sold under the Revolving Program will be available to purchase additional eligible device payment plan agreement receivables originated during the revolving period. Eligible receivables under the Revolving Program exclude device payment plan agreements where a new customer was required to provide a down payment.

The sales of receivables under the Non-Revolving Program and Revolving Program did not have a material impact on our condensed consolidated statements of income. The cash proceeds received from the Purchasers are recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows.

The following table provides a summary of device payment plan agreement receivables sold under the Non-Revolving Program and the Revolving Program:

(dollars in millions)	Non-Revolving Program		Revolving Program
Three Months Ended June 30,	2016	2015	2016	2015
Device payment plan agreement receivables sold, net (1)	$–	$1,746	$669	$–
Cash proceeds received from new transfers	–	1,170	–	–
Cash proceeds received from reinvested collections	–	–	641	–
Deferred purchase price recorded	–	634	28	–

(dollars in millions)	Non-Revolving Program		Revolving Program
Six Months Ended June 30,	2016	2015	2016	2015
Device payment plan agreement receivables sold, net (1)	$–	$3,671	$3,286	$–
Cash proceeds received from new transfers	–	2,441	1,978	–
Cash proceeds received from reinvested collections	–	–	885	–
Deferred purchase price recorded	–	1,329	423	–

(1) Device payment plan agreement receivables net of allowances, imputed interest and the device trade-in right.

Variable Interest Entities

Under both the Non-Revolving Program and the Revolving Program, the Sellers’ sole business consists of the acquisition of the receivables from Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers are not available to be used to satisfy obligations of any Verizon entities other than the Sellers. We determined that the Sellers are variable interest entities as they lack sufficient equity to finance their activities. Given that we have the power to direct the activities of the Sellers that most significantly impact the Sellers’ economic performance, we are deemed to be the primary beneficiary of the Sellers. As a result, we consolidate the assets and liabilities of the Sellers into our condensed consolidated financial statements.

Deferred Purchase Price

Under both the Non-Revolving Program and the Revolving Program, the deferred purchase price was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price is contingent on collections from customers. At June 30, 2016, our deferred purchase price receivable, which is held by the Sellers, was comprised of $1.5 billion included within Prepaid expenses and other and $1.0 billion included within Other assets in our condensed consolidated balance sheet. At December 31, 2015, our deferred purchase price receivable was $2.2 billion, which was included within Other assets in our condensed consolidated balance sheet.

Continuing Involvement

Verizon has continuing involvement with the sold receivables as it services the receivables. We continue to service the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and we continue to maintain normal relationships with our customers. The credit quality of the customers we continue to service is consistent throughout the periods presented. To date, we have collected and remitted approximately $4.2 billion, net of fees. To date, cash proceeds received, net of remittances, were $5.9 billion. We have also collected an immaterial amount which was returned as deferred purchase price. During the six months ended June 30, 2016, credit losses on receivables sold were an immaterial amount.

In addition, we have continuing involvement related to the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the agreements. The Company’s maximum exposure to loss related to the involvement with the Sellers is limited to the amount of the deferred purchase price, which was $2.5 billion as of June 30, 2016. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the proceeds withheld by the Purchasers. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

6.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$170	$–	$–	$170
Fixed income securities	–	625	–	625
Interest rate swaps	–	469	–	469
Net investment hedges	–	16	–	16

Total	$170	$1,110	$–	$1,280

Liabilities:
Other liabilities:
Cross currency swaps	–	1,822	–	1,822
Forward interest rate swaps	–	235	–	235

Total	$–	$2,057	$–	$2,057

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Short-term investments:
Equity securities	$265	$–	$–	$265
Fixed income securities	–	85	–	85
Other current assets:
Fixed income securities	250	–	–	250
Other assets:
Fixed income securities	–	928	–	928
Interest rate swaps	–	128	–	128
Net investment hedges	–	13	–	13
Cross currency swaps	–	1	–	1

Total	$515	$1,155	$–	$1,670

Liabilities:
Other liabilities:
Interest rate swaps	$–	$19	$–	$19
Cross currency swaps	–	1,638	–	1,638
Forward interest rate swaps	–	24	–	24

Total	$–	$1,681	$–	$1,681

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six months ended June 30, 2016.

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

	At June 30, 2016		At December 31, 2015

(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$98,753	$114,549	$108,772	$118,216

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements and interest rate locks. We do not hold derivatives for trading purposes. We posted collateral of approximately $0.2 billion and $0.1 billion related to derivative contracts under collateral exchange arrangements at June 30, 2016 and December 31, 2015, respectively, which was recorded as Prepaid expenses and other on our condensed consolidated balance sheets. During 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties.

We measure all derivatives at fair value and recognize them as either assets or liabilities on our condensed consolidated balance sheets. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in Other comprehensive income (loss) and recognized in earnings when the hedged item is recognized in earnings. Changes in the fair value of the effective portion of net investment hedges of certain of our foreign operations are reported in Other comprehensive income (loss) as part of the cumulative translation adjustment and partially offset the impact of foreign currency changes on the value of our net investment.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. The ineffective portion of these interest rate swaps was not material for the three and six months ended June 30, 2016 and 2015, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. We designated these contracts as cash flow hedges. During the first quarter of 2016, we entered into forward interest rate swaps with a total notional value of $1.3 billion. During the three and six months ended June 30, 2016, pre-tax losses of $0.1 billion and $0.2 billion, respectively, were recognized in Other comprehensive income (loss). During the three and six months ended June 30, 2015, pre-tax gains of $0.1 billion and an immaterial amount, respectively, were recognized in Other comprehensive income (loss).

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. During the three and six months ended June 30, 2016, we settled $0.1 billion of these cross currency swaps upon redemption of the related debt. A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. During the three and six months ended June 30, 2016, pre-tax losses of $0.4 billion and $0.2 billion, respectively, were recognized in Other comprehensive income (loss). During the three and six months ended June 30, 2015, a pre-tax gain of $0.2 billion and a pre-tax loss of $0.7 billion, respectively, were recognized in Other comprehensive income (loss).

Net Investment Hedges

We enter into foreign currency forward contracts that are designated as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates.

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30, 2016	At December 31, 2015

(dollars in millions)	Notional Amount	Notional Amount
Interest rate swaps	$7,620	$7,620
Forward interest rate swaps	2,000	750
Cross currency swaps	9,606	9,675
Net investment hedge	864	864

7.	Stock-Based Compensation

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2016	13,903	17,203
Granted	3,797	5,659
Payments	(4,560)	(4,213)
Cancelled/Forfeited	(67)	(95)
Adjustments	–	170

Outstanding, June 30, 2016	13,073	18,724

As of June 30, 2016, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.5 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2016 have a weighted-average grant date fair value of $51.82 per unit.

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

Net Periodic Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended June 30,	2016	2015	2016	2015
Service cost	$76	$93	$52	$81
Amortization of prior service cost (credit)	3	(3)	(113)	(71)
Expected return on plan assets	(257)	(318)	(13)	(26)
Interest cost	170	242	197	279
Remeasurement loss, net	1,257	–	2,293	–

Total	$1,249	$14	$2,416	$263

(dollars in millions)	Pension		Health Care and Life
Six Months Ended June 30,	2016	2015	2016	2015
Service cost	$156	$187	$113	$162
Amortization of prior service cost (credit)	2	(2)	(186)	(143)
Expected return on plan assets	(528)	(635)	(28)	(51)
Interest cost	356	485	421	558
Remeasurement loss, net	1,422	–	2,293	–

Total	$1,408	$35	$2,613	$526

Changes in Accounting for Benefit Plans

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

For the three and six months ended June 30, 2016, the impact of this change was a reduction of the interest cost component of net periodic benefit cost and an increase to operating income of approximately $0.1 billion and $0.2 billion, respectively. The use of the full yield curve approach does not impact how we measure our total benefit obligations at December 31 or our annual net periodic benefit cost as any change in the interest cost component is completely offset by the actuarial gain or loss measured at year end which is immediately recognized in our consolidated statement of income. Accordingly, this change in estimate will not impact our income from continuing operations, net income or earnings per share as measured on an annual basis.

2016 Collective Bargaining Negotiations

In the collective bargaining agreements ratified in June 2016, Verizon’s annual postretirement benefit obligation for retiree healthcare remains capped at the levels established by the previous contracts ratified in 2012. Effective January 2016, prior to reaching these new collective bargaining agreements, certain retirees began to pay for the costs of retiree healthcare in accordance with the provisions relating to caps in the previous contracts. In reaching new collective bargaining agreements in 2016, there is a mutual understanding that the substantive postretirement benefit plans provide that Verizon’s annual postretirement benefit obligation for retiree healthcare is capped and, accordingly, we began accounting for the contractual healthcare caps in June 2016. We also adopted changes to our defined benefit pension plans and other postretirement benefit plans to reflect the agreed upon terms and conditions of the collective bargaining agreements. The impact is a reduction in our postretirement benefit plan obligations of approximately $5.1 billion and an increase in our defined benefit pension plan obligations of approximately $0.4 billion, which have been recorded as a net increase to Accumulated other comprehensive income of $2.9 billion (net of taxes of $1.8 billion). The amount recorded in Accumulated other comprehensive income will be reclassified to net periodic benefit cost on a straight-line basis over the average remaining service period of the respective plans’ participants which, on a weighted-average basis, is 12.2 years for defined benefit pension plans and 7.8 years for other postretirement benefit plans. The above-noted reclassification will result in a decrease to net periodic benefit cost and increase to pre-tax income of approximately $0.4 billion for the seven months ended December 31, 2016.

Pension and Benefit Charges (Credits)

During the three and six months ended June 30, 2016, we recorded a net pre-tax curtailment gain of $0.5 billion due to the elimination of the accrual of benefits for some or all future services of a significant number of employees covered by three of our defined benefit pension plans and one of our other postretirement benefit plans (see Note 2 for additional details).

During the three months ended June 30, 2016, we recorded net pre-tax pension and benefit remeasurement charges of approximately $3.6 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. These charges were comprised of a net pre-tax pension and benefit remeasurement charge of $0.8 billion measured as of April 1, 2016 related to curtailments in three of our defined benefit pension plans and one of our other postretirement benefit plans, a net pre-tax pension and benefit remeasurement charge of $2.7 billion measured as of May 31, 2016 in two defined benefit pension plans and three other postretirement benefit plans as a result of our accounting for the contractual healthcare caps and bargained for changes, and a net pre-tax pension and benefit remeasurement charge of $0.1 billion measured as of May 31, 2016 related to settlements for employees who received lump-sum distributions in three of Verizon’s defined benefit pension plans. The pension and benefit remeasurement charges were primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of our pension and other postretirement benefit plans ($2.7 billion) and updated healthcare cost trend rate assumptions ($0.9 billion). Our weighted-average discount rate assumption decreased from 4.60% at December 31, 2015 to 3.99% at May 31, 2016.

During the six months ended June 30, 2016, we also recorded a net pre-tax pension and benefit remeasurement charge of $0.2 billion related to settlements for employees who received lump-sum distributions in one of Verizon’s defined benefit pension plans.

Severance Payments

During the three and six months ended June 30, 2016, we paid severance benefits of $0.1 billion and $0.4 billion, respectively. At June 30, 2016, we had a remaining severance liability of $0.4 billion, a portion of which includes future contractual payments to employees separated as of June 30, 2016.

Employer Contributions

During the three and six months ended June 30, 2016, we contributed $0.3 billion and $0.6 billion, respectively, to our other postretirement benefit plans and $0.2 billion and $0.3 billion, respectively, to our qualified pension plans. The contributions to our nonqualified pension plans were not material during the three and six months ended June 30, 2016. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2016 as previously disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$16,428	$1,414	$17,842

Net income	5,012	249	5,261
Other comprehensive income	2,297	–	2,297

Comprehensive income	7,309	249	7,558

Contributed capital	(4)	–	(4)
Dividends declared	(4,606)	–	(4,606)
Common stock in treasury	137	–	137
Distributions and other	(20)	(163)	(183)

Balance at June 30, 2016	$19,244	$1,500	$20,744

Common Stock

Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the six months ended June 30, 2016. At June 30, 2016, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 97.2 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.1 million common shares issued from Treasury stock during the six months ended June 30, 2016.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2016	$(554)	$(278)	$101	$1,281	$550
Other comprehensive income (loss)	55	(253)	–	2,902	2,704
Amounts reclassified to net income	–	48	(16)	(439)	(407)

Net other comprehensive income (loss)	55	(205)	(16)	2,463	2,297

Balance at June 30, 2016	$(499)	$(483)	$85	$3,744	$2,847

The amounts presented above in net other comprehensive income (loss) are net of taxes which are not significant except as noted below. For the six months ended June 30, 2016, the amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense on our condensed consolidated statement of income. For the six months ended June 30, 2016, all other amounts reclassified to net income in the table above are included in Other income and (expense), net on our condensed consolidated statement of income.

Defined Benefit Pension and Postretirement Plans

The change in defined benefit and postretirement plans for the six months ended June 30, 2016 of $4.7 billion ($2.9 billion net of taxes) was due to the change in prior service credit as a result of our accounting for contractual healthcare caps and bargained for changes (see Note 8 for additional detail).

Reclassification adjustments on defined benefit pension and postretirement plans for the six months ended June 30, 2016 reflect the reclassification to Selling, general and administrative expense of a pre-tax pension and postretirement benefit curtailment gain of $0.5 billion ($0.3 billion net of taxes) due to the transfer of employees to Frontier, which caused the elimination of a significant amount of future service in three of our defined benefit pension plans and one of our other postretirement benefit plans requiring us to recognize a portion of the prior service credits (see Note 2 for additional detail).

10.	Segment Information

Reportable Segments

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate and other includes the operations of AOL and related businesses, unallocated corporate expenses, the results of other insignificant businesses, such as our investments in unconsolidated businesses accounted for on an equity method basis, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below also includes those items of a non-operational nature. We exclude from segment results the effects of certain items that management does not consider in assessing segment performance, primarily because of their non-operational nature.

On April 1, 2016, we completed the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier (see Note 2). Accordingly, the corresponding Wireline results for these operations have been reclassified to Corporate and other for all comparative periods presented consistent with the information regularly reviewed by our chief operating decision maker.

In addition, Corporate and other includes the results of our vehicle OEM and Networkfleet businesses for all periods presented, which were reclassified from our Wireline segment effective April 1, 2016. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
External Operating Revenues
Wireless
Service revenue	$16,692	$17,670	$33,461	$35,566
Equipment	3,704	3,861	7,658	7,234
Other	1,216	1,055	2,412	2,088

Total Wireless	21,612	22,586	43,531	44,888

Wireline
Consumer retail	3,165	3,174	6,345	6,302
Small business	408	441	830	886

Mass Markets	3,573	3,615	7,175	7,188
Global Enterprise	2,906	3,006	5,862	6,053
Global Wholesale	1,018	1,064	2,062	2,163
Other	87	81	170	169

Total Wireline	7,584	7,766	15,269	15,573

Total reportable segments	$29,196	$30,352	$58,800	$60,461

Intersegment Revenues
Wireless	$92	$27	$177	$53
Wireline	239	247	477	490

Total reportable segments	$331	$274	$654	$543

Total Operating Revenues
Wireless	$21,704	$22,613	$43,708	$44,941
Wireline	7,823	8,013	15,746	16,063

Total reportable segments	$29,527	$30,626	$59,454	$61,004

Operating Income (Loss)
Wireless	$8,017	$7,696	$15,897	$15,506
Wireline	(463)	(199)	(530)	(419)

Total reportable segments	$7,554	$7,497	$15,367	$15,087

(dollars in millions)	At June 30, 2016	At December 31, 2015
Assets
Wireless	$195,871	$185,405
Wireline	61,555	78,305

Total reportable segments	257,426	263,710
Corporate and other	203,512	205,476
Eliminations	(229,068)	(225,011)

Total consolidated – reported	$231,870	$244,175

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Total reportable segment operating revenues	$29,527	$30,626	$59,454	$61,004
Corporate and other	1,366	553	2,675	1,089
Eliminations	(361)	(282)	(706)	(554)
Impact of divested operations	–	1,327	1,280	2,669

Total consolidated operating revenues	$30,532	$32,224	$62,703	$64,208

Fios revenues are included within our Wireline segment and amounted to approximately $2.8 billion and $5.5 billion, respectively, for the three and six months ended June 30, 2016. Fios revenues amounted to approximately $2.7 billion and $5.3 billion, respectively, for the three and six months ended June 30, 2015.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Total reportable segment operating income	$7,554	$7,497	$15,367	$15,087
Corporate and other	(457)	(417)	(966)	(698)
Pension and benefit charges (Note 8)	(3,550)	–	(3,715)	–
Gain on access line sale (Note 2)	1,007	–	1,007	–
Gain on spectrum license transaction (Note 2)	–	–	142	–
Impact of divested operations	–	741	661	1,392

Total consolidated operating income	4,554	7,821	12,496	15,781

Equity in losses of unconsolidated businesses	(20)	(18)	(40)	(52)
Other income and (expense), net	(1,826)	32	(1,794)	107
Interest expense	(1,013)	(1,208)	(2,201)	(2,540)

Income Before Provision For Income Taxes	$1,695	$6,627	$8,461	$13,296

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2016 and 2015.

11.	Commitments and Contingencies

In the ordinary course of business, Verizon is involved in various commercial litigation and regulatory proceedings at the state and federal level. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods, including the Hicksville matter described below, will have a material effect on our financial condition, but it could have a material effect on our results of operations for a given reporting period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband data and video, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 162,700 employees as of June 30, 2016.

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

Business Overview

Wireless

In our Wireless business, revenues decreased 4.0% during the three months ended June 30, 2016, compared to the similar period in 2015 as a result of a 5.4% decline in service revenue and a 4.1% decrease in equipment revenue. We continue to manage through revenue transformation while growing high-quality retail postpaid connections. At June 30, 2016, retail postpaid connections were 3.9% higher than at June 30, 2015. Under the Verizon device payment program, our eligible wireless customers purchase phones or tablets at unsubsidized prices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program or on a compatible device that they already own pay lower service fees (unsubsidized service pricing) as compared to those under our fixed-term service plans. The decline in service revenue was driven by customer migration to plans with unsubsidized service pricing. At June 30, 2016, approximately 53% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 26% at June 30, 2015. The migration to unsubsidized service pricing was driven primarily by an increase in activations of devices purchased under the Verizon device payment program on plans with unsubsidized service pricing. The decrease in equipment revenue was driven by a decline in overall sales volume, partially offset by an increase in device sales under the Verizon device payment program and the resulting recognition of a higher amount of equipment revenue at the time of sale of devices under the device payment program. During the three months ended June 30, 2016 and 2015, the percentage of phone activations under the Verizon device payment program was approximately 67% and 49%, respectively. At June 30, 2016, approximately 37% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 16% at June 30, 2015.

We are focusing our wireless capital spending on adding capacity and density to our fourth generation (4G) Long Term Evolution (LTE) network. Approximately 93% of our total data traffic in June 2016 was carried on our 4G LTE network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna solutions. Densification enables us to add capacity to manage mobile video consumption and demand for IoT, as well as position us for future fifth-generation (5G) technology. We are committed to developing and deploying 5G wireless technology and we are working with key partners to ensure the aggressive pace of innovation, standards development and appropriate requirements for this next generation of wireless technology.

Wireline

In our Wireline business, revenues declined 2.4% during the three months ended June 30, 2016, compared to the similar period in 2015, primarily due to revenue declines in Global Enterprise and Global Wholesale resulting from lower voice services and data networking revenues. During the second quarter of 2016, revenues were also impacted by an increase in our Fios order backlog as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016. We experienced lower Fios connection growth than in prior quarters due to installation delays. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. We continue to experience revenue increases in Consumer retail driven by Fios. During the three months ended June 30, 2016, Fios represented approximately 82% of Consumer retail revenue compared to approximately 79% during the similar period in 2015. As the penetration of Fios products increases, we continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability. As more applications are developed for this high-speed service, we expect that Fios will become a hub for managing multiple home services that will eventually be part of the digital grid, including not just entertainment and communications, but also IoT technology in areas such as home monitoring, health monitoring, and energy management.

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

On February 5, 2015, we entered into a definitive agreement with Frontier Communications Corporation (Frontier) pursuant to which Verizon agreed to sell its local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion (approximately $7.3 billion net of income taxes), subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. The transaction closed on April 1, 2016.

The transaction resulted in Frontier acquiring approximately 3.3 million voice connections, 1.6 million Fios Internet subscribers, 1.2 million Fios video subscribers and the related ILEC businesses from Verizon. Approximately 9,300 Verizon employees who served customers in California, Florida and Texas continued employment with Frontier. The operating results of these businesses, collectively, are excluded from our Wireline segment for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

Capital Expenditures and Investments

We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2016, these investments included $7.3 billion for capital expenditures. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an even more efficient, reliable infrastructure for competing in the information economy.

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

Corporate and other includes the operations of AOL Inc. (AOL) and related businesses, unallocated corporate expenses, the results of other insignificant businesses, such as our investments in unconsolidated businesses accounted for on an equity method basis, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period.

On April 1, 2016, we completed the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier. Accordingly, the results of operations related to this divestiture are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Impact of Divested Operations
Operating revenues	$-	$1,327	$1,280	$2,669
Cost of services	-	451	482	908
Selling, general and administrative expense	-	135	137	281
Depreciation and amortization expense	-	-	-	88

In addition, Corporate and other includes the results of our vehicle original equipment manufacturer (OEM) and Networkfleet businesses for all periods presented, which were reclassified from our Wireline segment effective April 1, 2016. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

Consolidated Revenues

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)

Wireless
Service	$16,741	$17,689	$(948)	(5.4)%	$33,550	$35,603	$(2,053)	(5.8)%
Equipment	3,704	3,861	(157)	(4.1)	7,658	7,234	424	5.9
Other	1,259	1,063	196	18.4	2,500	2,104	396	18.8

Total	21,704	22,613	(909)	(4.0)	43,708	44,941	(1,233)	(2.7)
Wireline
Mass Markets	3,573	3,615	(42)	(1.2)	7,175	7,188	(13)	(0.2)
Global Enterprise	2,907	3,007	(100)	(3.3)	5,863	6,054	(191)	(3.2)
Global Wholesale	1,256	1,310	(54)	(4.1)	2,539	2,649	(110)	(4.2)
Other	87	81	6	7.4	169	172	(3)	(1.7)

Total	7,823	8,013	(190)	(2.4)	15,746	16,063	(317)	(2.0)
Corporate and other	1,366	1,880	(514)	(27.3)	3,955	3,758	197	5.2
Eliminations	(361)	(282)	(79)	28.0	(706)	(554)	(152)	27.4

Consolidated Revenues	$30,532	$32,224	$(1,692)	(5.3)	$62,703	$64,208	$(1,505)	(2.3)

The decrease in consolidated revenues during the three months ended June 30, 2016, compared to the similar period in 2015, was primarily due to declines in service and equipment revenues at our Wireless segment, declines in revenues within Corporate and other as well as declines in Global Enterprise and Global Wholesale revenues at our Wireline segment. The decrease in consolidated revenues during the six months ended June 30, 2016, compared to the similar period in 2015, was primarily due to a decline in service revenue at our Wireless segment as well as declines in Global Enterprise and Global Wholesale revenues at our Wireline segment, partially offset by higher equipment and other revenues at our Wireless segment as well as higher revenues within Corporate and other.

Wireless’ revenues decreased $0.9 billion, or 4.0% and $1.2 billion, or 2.7%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily as a result of declines in service and equipment revenues for the three months ended June 30, 2016 and a decline in service revenue partially offset by increases in equipment and other revenues for the six months ended June 30, 2016. Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, decreased by $0.9 billion, or 5.4%, and $2.1 billion, or 5.8%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily driven by lower retail postpaid service revenue. Retail postpaid service revenue was negatively impacted as a result of customer migration to plans with unsubsidized service pricing. At June 30, 2016, approximately 53% of our retail postpaid phone connections were on unsubsidized servicing pricing compared to approximately 26% at June 30, 2015. Equipment revenue decreased by $0.2 billion, or 4.1%, during the three months ended June 30, 2016, compared to the similar period in 2015, as a result of a decline in overall sales volume, partially offset by an increase in device sales under the Verizon device payment program. Equipment revenue increased $0.4 billion, or 5.9%, during the six months ended June 30, 2016, compared to the similar period in 2015, as a result of an increase in device sales, primarily smartphones, under the Verizon device payment program, partially offset by a decline in device sales under the traditional fixed-term service plans as well as a decline in overall sales volume. During the three and six months ended June 30, 2016, the percentage of phone activations under the Verizon device payment program was approximately 67% and 68%, respectively, compared to 49% and 44% during the three and six months ended June 30, 2015, respectively. Other revenue increased $0.4 billion, or 18.8%, respectively, during the six months ended June 30, 2016, compared to the similar period in 2015, primarily due to cost recovery surcharges, financing revenues from our device payment program and a volume-driven increase in revenues related to our device protection package.

Corporate and other revenues decreased $0.5 billion, or 27.3%, during the three months ended June 30, 2016, compared to the similar period in 2015, primarily as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas on April 1, 2016, partially offset by an increase in revenues as a result of the acquisition of AOL on June 23, 2015. Corporate and other revenues increased $0.2 billion, or 5.2%, during the six months ended June 30, 2016, compared to the similar period in 2015, primarily as a result of the acquisition of AOL, partially offset by a decline in revenues as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas.

Wireline’s revenue decreased $0.2 billion, or 2.4%, and $0.3 billion, or 2.0%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily as a result of declines in Global Enterprise and Global Wholesale. Wireline’s revenues were also impacted by an increase in our Fios order backlog as a result of the union work stoppage that commenced April 13, 2016 and ended on June 1, 2016. Fios revenues were $2.8 billion and $5.5 billion during the three and six months ended June 30, 2016, respectively, compared to $2.7 billion and $5.3 billion during the three and six months ended June 30, 2015, respectively. Global Enterprise revenues decreased $0.1 billion, or 3.3%, and $0.2 billion, or 3.2%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, due to declines in traditional data and advanced networking solutions, Cloud and IT services and voice communications services. Global Wholesale revenues decreased $0.1 billion, or 4.1%, and $0.1 billion, or 4.2%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to declines in data revenues and traditional voice revenues driven by the effect of technology substitution as well as continuing contraction of market rates due to competition.

Consolidated Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Cost of services	$7,577	$6,994	$583	8.3%	$15,191	$13,982	$1,209	8.6%
Wireless cost of equipment	4,644	5,455	(811)	(14.9)	9,642	10,563	(921)	(8.7)
Selling, general and administrative expense	9,775	7,974	1,801	22.6	17,375	15,913	1,462	9.2
Depreciation and amortization expense	3,982	3,980	2	0.1	7,999	7,969	30	0.4

Consolidated Operating Expenses	$25,978	$24,403	$1,575	6.5	$50,207	$48,427	$1,780	3.7

Cost of Services

Cost of services increased during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to an increase in costs as a result of the acquisition of AOL on June 23, 2015, the launch of go90 in the third quarter of 2015, and $0.4 billion of incremental costs incurred as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016. Partially offsetting these increases was a decline in cost of service as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas on April 1, 2016.

Wireless Cost of Equipment

Wireless cost of equipment decreased $0.8 billion, or 14.9%, and $0.9 billion, or 8.7%, respectively, at our Wireless segment during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily as a result of a decline in the number of smartphone units sold as well as a decrease in the average cost per unit for smartphones, driven by a shift to lower priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense increased during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to pension and benefit remeasurement charges recorded in the first and second quarter of 2016 (see “Other Items”), an increase in costs as a result of the acquisition of AOL on June 23, 2015, and the launch of go90 in the third quarter of 2015, partially offset by a gain on and decline in costs as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas on April 1, 2016 (see “Other Items”), declines in sales commission expense at our Wireless segment and declines in employee costs at our Wireline Segment.

Non-operational Credits (Charges)

Non-operational credits (charges) included in operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Pension and benefit charges	$(3,550)	$–	$(3,715)	$–
Gain on access line sale	1,007	–	1,007	–
Gain on spectrum license transaction	–	–	142	–

See “Other Items” for a description of non-operational items.

Consolidated Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP financial measures and do not purport to be alternatives to operating income as a measure of operating performance. Management believes these measures are useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior periods, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in losses of unconsolidated businesses and other income and (expense), net to net income.

Consolidated Adjusted EBITDA is calculated by excluding the effect of non-operational items and the impact of divested operations from the calculation of Consolidated EBITDA. Management believes this measure is useful to investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Management believes Consolidated Adjusted EBITDA is widely used by investors because it enables them to compare a company’s operating performance over time and relative to its competitors by minimizing impacts caused by differences in capital structure, taxes and depreciation policies. Further, the exclusion of the effect of non-operational items and the impact of divested operations enables comparability to prior period performance and trend analysis. Consolidated Adjusted EBITDA is also used by rating agencies, lenders and other parties to evaluate our creditworthiness. See “Other Items” for additional details regarding these non-operational items.

Operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates will be updated in the fourth quarter or upon a remeasurement event to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains/losses. During the three and six months ended June 30, 2016, we recorded pension and benefit remeasurement charges in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. In the remaining quarters of 2016, we will remeasure certain of our pension and other postretirement assets and liabilities, when required, based on updated actuarial assumptions. These remeasurements could result in significant charges or credits to one or more of our pension plans and other postretirement benefit plans.

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. Management believes that non-GAAP measures provide relevant and useful information, which is used by investors and other users of our financial information as well as by our management in assessing both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Consolidated Operating Income	$4,554	$7,821	$12,496	$15,781
Add Depreciation and amortization expense	3,982	3,980	7,999	7,969

Consolidated EBITDA	$8,536	$11,801	$20,495	$23,750

Add Pension and benefit charges	3,550	–	3,715	–
Less Gain on spectrum license transaction	–	–	(142)	–
Less Gain on access line sale	(1,007)	–	(1,007)	–
Less Impact of divested operations	–	(741)	(661)	(1,480)

Consolidated Adjusted EBITDA	$11,079	$11,060	$22,400	$22,270

The changes in the table above during the three and six months ended June 30, 2016, compared to the similar periods in 2015, were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Interest income	$11	$43	$(32)	(74.4)%	$26	$86	$(60)	(69.8)%
Other, net	(1,837)	(11)	(1,826)	nm	(1,820)	21	(1,841)	nm

Total	$(1,826)	$32	$(1,858)	nm	$(1,794)	$107	$(1,901)	nm

nm – not meaningful

The change in Other income and (expense), net during the six months ended June 30, 2016, compared to the similar period in 2015 was primarily driven by net early debt redemption costs of $1.8 billion recorded during the second quarter of 2016 (see “Other Items”).

Interest Expense

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Total interest costs on debt balances	$1,200	$1,378	$(178)	(12.9)%	$2,556	$2,761	$(205)	(7.4)%
Less capitalized interest costs	187	170	17	10.0	355	221	134	60.6

Total	$1,013	$1,208	$(195)	(16.1)	$2,201	$2,540	$(339)	(13.3)

Average debt outstanding	$102,343	$112,727			$105,466	$113,999
Effective interest rate	4.7%	4.9%			4.8%	4.8%

Total interest costs on debt balances decreased during the three and six months ended June 30, 2016, compared to the similar periods in 2015. The decrease during the three and six months ended June 30, 2016 was primarily due to lower average debt balances (see “Consolidated Financial Condition”). Capitalized interest costs were higher during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to an increase in wireless licenses that are currently under development, which was a result of our winning bid in the FCC spectrum license auction during 2015. The FCC granted us those wireless licenses on April 8, 2015.

Provision for Income Taxes

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Provision for income taxes	$864	$2,274	$(1,410)	(62.0)%	$3,200	$4,605	$(1,405)	(30.5)%
Effective income tax rate	51.0%	34.3%			37.8%	34.6%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate during the three and six months ended June 30, 2016, compared to the similar periods in 2015, was primarily due to the impact of $527 million included in the provision for income taxes from goodwill not deductible for tax purposes in connection with the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier on April 1, 2016 as well as the effective income tax rate impact of lower income before income taxes due to pension and benefit charges recorded in the current period. The decrease in the provision for income taxes during the three and six months ended June 30, 2016, compared to the similar periods in 2015, was primarily due to the impact of lower income before income taxes due to pension and benefit charges recorded in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.7 billion at June 30, 2016 and $1.6 billion at December 31, 2015. Interest and penalties related to unrecognized tax benefits were $0.1 billion (after-tax) at June 30, 2016 and December 31, 2015, respectively.

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

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income (loss). Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues. You can find additional information about our segments in Note 10 to the condensed consolidated financial statements.

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

Operating Revenues and Selected Operating Statistics

(dollars in millions, except	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
ARPA and I-ARPA)	2016	2015	(Decrease)		2016	2015	(Decrease)
Service	$16,741	$17,689	$(948)	(5.4)%	$33,550	$35,603	$(2,053)	(5.8)%
Equipment	3,704	3,861	(157)	(4.1)	7,658	7,234	424	5.9
Other	1,259	1,063	196	18.4	2,500	2,104	396	18.8

Total Operating Revenues	$21,704	$22,613	$(909)	(4.0)	$43,708	$44,941	$(1,233)	(2.7)

Connections (‘000): (1)
Retail connections					113,154	109,548	3,606	3.3
Retail postpaid connections					107,780	103,731	4,049	3.9

Net additions in period (‘000): (2)
Retail connections	585	1,008	(423)	(42.0)	1,048	1,385	(337)	(24.3)
Retail postpaid connections	615	1,134	(519)	(45.8)	1,255	1,699	(444)	(26.1)

Churn Rate:
Retail connections	1.19%	1.18%			1.21%	1.26%
Retail postpaid connections	0.94%	0.90%			0.95%	0.97%

Account Statistics:
Retail postpaid ARPA	$145.09	$153.73	$(8.64)	(5.6)	$145.22	$154.93	$(9.71)	(6.3)
Retail postpaid I-ARPA	$167.18	$163.01	$4.17	2.6	$166.11	$162.90	$3.21	2.0

Retail postpaid accounts (‘000) (1)					35,637	35,560	77	0.2
Retail postpaid connections per account (1)					3.02	2.92	0.10	3.4

(1) As of end of period

(2) Excluding acquisitions and adjustments

Wireless’ total operating revenues decreased by $0.9 billion, or 4.0%, and $1.2 billion, or 2.7%, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily as a result of declines in service and equipment revenues for the three months ended June 30, 2016 and a decline in service revenue partially offset by increases in equipment and other revenues for the six months ended June 30, 2016.

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

Retail connections under an account may include: smartphones and basic phones (collectively, phones) as well as tablets, LTE Internet (Installed) and other connected devices, including retail IoT connections. Retail postpaid connection net additions decreased during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to a decrease in retail postpaid connection gross additions as well as a higher retail postpaid connection churn rate during the three months ended June 30, 2016. For the six months ended June 30, 2016, the decrease in retail postpaid connection gross additions was partially offset by a lower retail postpaid connection churn rate.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 3.4% as of June 30, 2016, compared to June 30, 2015. The increase in retail postpaid connections per account is primarily due to increases in Internet devices, which represented 17.7% of our retail postpaid connection base as of June 30, 2016, compared to 15.4% as of June 30, 2015.

Service Revenue

Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, decreased by $0.9 billion, or 5.4%, and $2.1 billion, or 5.8%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily driven by lower retail postpaid service revenue. Retail postpaid service revenue was negatively impacted as a result of customer migration to plans with unsubsidized service pricing. Customer migration to unsubsidized service pricing is driven in part by an increase in the activation of devices purchased under the Verizon device payment program on plans with unsubsidized service pricing. At June 30, 2016, approximately 53% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 26% at June 30, 2015. At June 30, 2016, approximately 37% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 16% at June 30, 2015. The decrease in service revenues was partially offset by the impact of an increase in retail postpaid connections as well as an increase in the penetration of smartphones and tablets through our shared data plans compared to the prior year period. Service revenue plus recurring device payment plan billings related to the Verizon device payment program increased 2.3% and 1.9%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, was negatively impacted during the three and six months ended June 30, 2016, compared to the similar periods in 2015, as a result of customer migration to plans with unsubsidized pricing. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, increased 2.6% and 2.0%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015.

Equipment Revenue

Equipment revenue decreased $0.2 billion, or 4.1%, during the three months ended June 30, 2016, compared to the similar period in 2015, as a result of a decline in overall sales volume, partially offset by an increase in device sales under the Verizon device payment program. Equipment revenue increased by $0.4 billion, or 5.9%, during the six months ended June 30, 2016, compared to the similar period in 2015, as a result of an increase in device sales, primarily smartphones, under the Verizon device payment program, partially offset by a decline in device sales under the traditional fixed-term service plans as well as a decline in overall sales volumes.

Under the Verizon device payment program, we recognize a higher amount of equipment revenue at the time of sale of devices. The increase in these activations results in a relative shift of revenue from service revenue to equipment revenue, and causes a change in the timing of the recognition of revenue. For the three and six months ended June 30, 2016, phone activations under the Verizon device payment program represented approximately 67% and 68%, respectively, of retail postpaid phones activated compared to approximately 49% and 44%, respectively, during the three and six months ended June 30, 2015.

Other Revenue

Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.2 billion, or 18.4%, and $0.4 billion, or 18.8%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to cost recovery surcharges, financing revenues from our device payment program and a volume-driven increase in revenues related to our device protection package.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Cost of services	$1,984	$1,948	$36	1.8%	$3,926	$3,799	$127	3.3%
Cost of equipment	4,644	5,455	(811)	(14.9)	9,642	10,563	(921)	(8.7)
Selling, general and administrative expense	4,777	5,289	(512)	(9.7)	9,668	10,658	(990)	(9.3)
Depreciation and amortization expense	2,282	2,225	57	2.6	4,575	4,415	160	3.6

Total Operating Expenses	$13,687	$14,917	$(1,230)	(8.2)	$27,811	$29,435	$(1,624)	(5.5)

Cost of Services

Cost of services increased $0.1 billion, or 3.3%, during the six months ended June 30, 2016, compared to the similar period in 2015, primarily due to higher rent expense as a result of an increase in macro and small cell sites, as well as a volume-driven increase in costs related to the device protection package offered to our customers.

Cost of Equipment

Cost of equipment decreased $0.8 billion, or 14.9%, and $0.9 billion, or 8.7%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily as a result of a decline in the number of smartphone units sold as well as a decrease in the average cost per unit for smartphones, driven by a shift to lower priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.5 billion, or 9.7%, and $1.0 billion, or 9.3%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to declines in sales commission expense, advertising, employee related costs and non-income taxes. The declines in sales commission expense was driven by an overall decline in activations as well as an increase in the proportion of activations under the Verizon device payment program, which has a lower commission per unit than activations under traditional fixed-term service plans. The decline in employee related costs was a result of reduced headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Segment Operating Income	$8,017	$7,696	$321	4.2%	$15,897	$15,506	$391	2.5%
Add Depreciation and amortization expense	2,282	2,225	57	2.6	4,575	4,415	160	3.6

Segment EBITDA	$10,299	$9,921	$378	3.8	$20,472	$19,921	$551	2.8

Segment operating income margin	36.9%	34.0%			36.4%	34.5%
Segment EBITDA margin	47.5%	43.9%			46.8%	44.3%

The changes in the table above during the three and six months ended June 30, 2016, compared to the similar periods in 2015, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Gain on spectrum license transaction	$–	$–	$142	$–

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

The operating results and statistics for all periods presented below exclude the results of Verizon’s local exchange business and related landline activities in California, Florida and Texas, which were sold to Frontier on April 1, 2016, to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Consumer retail	$3,165	$3,174	$(9)	(0.3)%	$6,345	$6,302	$43	0.7%
Small business	408	441	(33)	(7.5)	830	886	(56)	(6.3)

Mass Markets	3,573	3,615	(42)	(1.2)	7,175	7,188	(13)	(0.2)
Global Enterprise	2,907	3,007	(100)	(3.3)	5,863	6,054	(191)	(3.2)
Global Wholesale	1,256	1,310	(54)	(4.1)	2,539	2,649	(110)	(4.2)
Other	87	81	6	7.4	169	172	(3)	(1.7)

Total Operating Revenues	$7,823	$8,013	$(190)	(2.4)	$15,746	$16,063	$(317)	(2.0)

Connections (‘000):(1)
Total voice connections					14,476	15,586	(1,110)	(7.1)

Total Broadband connections					7,014	7,060	(46)	(0.7)
Fios Internet subscribers					5,495	5,240	255	4.9
Fios video subscribers					4,637	4,565	72	1.6

(1) As of end of period

Wireline’s revenues decreased $0.2 billion, or 2.4%, and $0.3 billion, or 2.0%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily as a result of declines in Global Enterprise and Global Wholesale. Wireline’s revenues were also impacted by an increase in our Fios order backlog as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016. Fios revenues were $2.8 billion and $5.5 billion, respectively, during the three and six months ended June 30, 2016, compared to $2.7 billion and $5.3 billion, respectively, during the similar periods in 2015.

Mass Markets

Mass Markets operations provide broadband Internet and video services (including high-speed Internet, Fios Internet and Fios video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues decreased 1.2% and 0.2%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, as the continued decline of local exchange revenues was partially offset by increases in Fios revenues due to Fios services (voice, Internet and video) growth, including our Fios Quantum offerings.

We grew our subscriber base by 0.3 million Fios Internet subscribers and 0.1 million Fios video subscribers, while also improving penetration rates within our Fios service areas for Fios Internet. As of June 30, 2016, we achieved a penetration rate of 40.1% for Fios Internet, compared to a penetration rate of 39.8% for Fios Internet as of June 30, 2015. During the second quarter of 2016, Fios connection growth was lower than in prior quarters due to installation delays as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016. During 2016, Consumer Fios revenues increased $0.1 billion, or 3.4%, and $0.2 billion, or 4.6%, respectively, during the three and six months ended June 30, 2016. Fios represented approximately 82% of Consumer retail revenue for both the three and six months ended June 30, 2016, compared to approximately 79% during the similar periods in 2015.

The decline of local exchange revenues was primarily due to a 7.0% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as Fios digital voice connections. There was also a 7.6% decline in Small business retail voice connections, reflecting competition and a shift to both IP and high-speed circuits, primarily in areas outside of our Fios footprint.

Global Enterprise

Global Enterprise offers advanced information and communication technology services and other traditional communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.1 billion, or 3.3%, and $0.2 billion, or 3.2%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, due to declines in traditional data and advanced networking solutions, Cloud and IT services and voice communications services. Also contributing to the decrease was the negative impact of foreign exchange rates. Traditional data networking services, which consist of traditional circuit-based services such as frame relay, private line and legacy data networking services, advanced networking solutions, which include Private IP, Public Internet, Ethernet and optical network services, and Cloud and IT services declined as a result of competitive pressures.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion, or 4.1%, and $0.1 billion, or 4.2%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to declines in data revenues and traditional voice revenues driven by the effect of technology substitution as well as continuing contraction of market rates due to competition. As a result of technology substitution, the number of core data circuits at June 30, 2016 experienced a 16.4% decline compared to June 30, 2015. The decline in traditional voice revenue is driven by a 6.8% decline in domestic wholesale connections at June 30, 2016, compared to June 30, 2015.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Cost of services	$5,107	$4,704	$403	8.6%	$9,751	$9,489	$262	2.8%
Selling, general and administrative expense	1,617	1,813	(196)	(10.8)	3,387	3,651	(264)	(7.2)
Depreciation and amortization expense	1,562	1,695	(133)	(7.8)	3,138	3,342	(204)	(6.1)

Total Operating Expenses	$8,286	$8,212	$74	0.9	$16,276	$16,482	$(206)	(1.2)

Cost of Services

Cost of services increased $0.4 billion, or 8.6%, and $0.3 billion, or 2.8%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to $0.4 billion of incremental costs incurred as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016 as well as an increase in content costs associated with continued Fios subscriber growth and programming license fee increases. These increases were partially offset by a decline in access costs, driven by declines in overall wholesale long distance volumes and rates and a decline in net pension and postretirement benefit cost. Also offsetting these increases during the six months ended June 30, 2016 were declines in employee costs in the first quarter of 2016 as a result of reduced headcount.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.2 billion, or 10.8%, and $0.3 billion, or 7.2%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to declines in employee costs as a result of reduced headcount. The decrease during the three and six months ended June 30, 2016 was also partially due to decreases in transaction taxes and regulatory expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.1 billion, or 7.8%, and $0.2 billion, or 6.1%, respectively, during the three and six months ended June 30, 2016, compared to the similar periods in 2015, primarily due to decreases in net depreciable assets.

Segment Operating Loss and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Segment Operating Loss	$(463)	$(199)	$(264)	nm	$(530)	$(419)	$(111)	26.5%
Add Depreciation and amortization expense	1,562	1,695	(133)	(7.8)%	3,138	3,342	(204)	(6.1)

Segment EBITDA	$1,099	$1,496	$(397)	(26.5)	$2,608	$2,923	$(315)	(10.8)

Segment operating loss margin	(5.9)%	(2.5)%			(3.4)%	(2.6)%
Segment EBITDA margin	14.0%	18.7%			16.6%	18.2%

nm – not meaningful

The changes in the table above during the three and six months ended June 30, 2016, compared to the similar periods in 2015, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireline segment Operating loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Impact of divested operations	$–	$741	$661	$1,392

Other Items

Early Debt Redemption Costs

During April 2016, we recorded net debt redemption costs of $1.8 billion in connection with the early redemption of $2.2 billion aggregate principal amount of Verizon Communications Inc. notes called and redeemed in whole as well as the early redemption pursuant to three concurrent, but separate, tender offers of the following: $3.0 billion aggregate principal amount of Verizon Communications Inc. notes included in the Group 1 Any and All Offer; $1.2 billion aggregate principal amount of debentures of our operating telephone company subsidiaries included in the Group 2 Any and All Offer; $3.8 billion aggregate principal amount of Verizon Communications Inc. notes, $0.2 billion aggregate principal amount of Alltel Corporation debentures and $0.3 billion aggregate principal amount of GTE Corporation debentures included in the Group 3 Offer. See Note 4 to the condensed consolidated financial statements for additional details related to our early debt redemptions.

Gain on Access Line Sale

During the second quarter of 2016, we completed the sale of the local exchange business and related landline activities in California, Florida and Texas. As a result of this transaction, we recorded a pre-tax gain of approximately $1.0 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2016. The pre-tax gain included a $0.5 billion pension and postretirement benefit curtailment gain due to the elimination of the accrual of pension and other postretirement benefits for some or all future services of a significant number of employees covered in three of our defined benefit pension plans and one of our other postretirement benefit plans.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the access line sale described above.

Pension and Benefit Charges

During the three months ended June 30, 2016, we recorded net pre-tax pension and benefit remeasurement charges of approximately $3.6 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. These charges were comprised of a net pre-tax pension and benefit remeasurement charge of $0.8 billion measured as of April 1, 2016 related to curtailments in three of our defined benefit pension plans and one of our other postretirement benefit plans, a net pre-tax pension and benefit remeasurement charge of $2.7 billion measured as of May 31, 2016 in two defined benefit pension plans and three other postretirement benefit plans as a result of our accounting for the contractual healthcare caps and bargained for changes, and a net pre-tax pension and benefit remeasurement charge of $0.1 billion measured as of May 31, 2016 related to settlements for employees who received lump-sum distributions in three of Verizon’s defined benefit pension plans. The pension and benefit remeasurement charges were primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of our pension and other postretirement benefit plans ($2.7 billion) and updated healthcare cost trend rate assumptions ($0.9 billion). Our weighted-average discount rate assumption decreased from 4.60% at December 31, 2015 to 3.99% at May 31, 2016.

During the six months ended June 30, 2016, we also recorded a net pre-tax pension and benefit remeasurement charge of $0.2 billion related to settlements for employees who received lump-sum distributions in one of Verizon’s defined benefit pension plans.

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

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the pension and benefit remeasurement described above.

Gain on Spectrum License Transaction

During the first quarter of 2016, we completed a license exchange transaction with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. As a result of this non-cash exchange, we received $0.4 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the six months ended June 30, 2016.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the spectrum license transaction described above.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Cash Flows Provided By (Used In)
Operating activities	$12,830	$18,906	$(6,076)
Investing activities	2,653	(20,171)	22,824
Financing activities	(17,096)	(6,325)	(10,771)

Decrease In Cash and Cash Equivalents	$(1,613)	$(7,590)	$5,977

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

Our available external financing arrangements include an active commercial paper program, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. In addition, in 2015, we established an active program to sell selected device payment plan agreement receivables under the Verizon device payment program to a group of primarily relationship banks (Purchasers).

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the six months ended June 30, 2016 decreased by $6.1 billion, compared to the similar period in 2015, primarily due to $2.4 billion of proceeds received in the six months ended June 30, 2015 as a result of our transaction (Tower Monetization Transaction) with American Tower Corporation (American Tower), an increase in income taxes paid, a decline in earnings and an increase in working capital levels. We completed the Tower Monetization Transaction in March 2015, pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion, of which $2.4 billion related to a portion of the towers for which the right-of-use has passed to the tower operator.

During 2015, we established an on-going program to sell from time to time, on an uncommitted basis, selected device payment plan agreement receivables under the Verizon device payment program to the Purchasers. Under the program, we transfer the receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers then sell the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the program are no longer considered assets of Verizon. We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material. During the six months ended June 30, 2016 and 2015, we received cash proceeds related to new sales of wireless device payment plan agreement receivables of $2.0 billion and $2.4 billion, respectively, which were recorded within cash flow provided by operating activities.

Cash Flows Provided By (Used In) Investing Activities

Capital Expenditures

Capital expenditures continue to be a primary use of capital resources as they facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended June 30,
(dollars in millions)	2016	2015
Wireless	$5,005	$5,545
Wireline	1,820	2,211
Other	448	397

	$7,273	$8,153

Total as a percentage of revenue	11.6%	12.7%

Capital expenditures decreased at Wireless during the six months ended June 30, 2016, compared to the similar period in 2015, primarily due to the timing of investments to increase the capacity of our 4G LTE network. Capital expenditures declined at Wireline as a result of reduced capital spending during the work stoppage that commenced April 13, 2016 and ended June 1, 2016, and capital expenditures related to the local exchange business and related landline activities in California, Florida and Texas that were sold to Frontier on April 1, 2016.

During the six months ended June 30, 2016, we received cash proceeds of $9.9 billion in connection with the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier on April 1, 2016.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2016 and 2015, net cash used in financing activities was $17.1 billion and $6.3 billion, respectively.

During the six months ended June 30, 2016, our net cash used in financing activities of $17.1 billion was primarily driven by repayments of long-term debt obligations of $11.3 billion and $4.6 billion paid in cash dividends.

Proceeds from and Repayments of Long-Term Borrowings

At June 30, 2016, our total debt decreased to $99.7 billion compared to $109.7 billion at December 31, 2015, primarily as a result of early debt redemptions during the second quarter of 2016. Our effective interest rate was 4.8% during both the six months ended June 30, 2016 and 2015. See Note 4 to the condensed consolidated financial statements for additional details regarding our debt activity.

At June 30, 2016, approximately $8.1 billion, or 8.1%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily the Euro and British Pound Sterling. We have entered into cross currency swaps in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See “Market Risk” for additional information.

On July 27, 2016, we entered into an agreement to sell $6.2 billion aggregate principal amount of fixed and floating rate notes, which sale is expected to close on August 1, 2016. We expect to receive cash proceeds of approximately $6.1 billion, net of discounts and issuance costs and after reimbursement of certain expenses. We intend to use the net proceeds from the sale of the notes for general corporate purposes, including to repay at maturity on September 15, 2016, $2.25 billion aggregate principal amount of our floating rate notes, plus accrued interest on the notes.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Asset-Backed Debt

In July 2016, we transferred $1.5 billion of device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (the Originators) to a consolidated asset-backed securitization bankruptcy remote legal entity (ABS Entity). The ABS Entity in turn issued $1.2 billion aggregate principal amount of senior and junior asset-backed notes, of which $1.1 billion of notes were sold to third-party investors. The asset-backed notes are secured by the transferred device payment plan agreement receivables and future collections on the receivables. The third-party investors in the asset-backed notes have legal recourse only to the assets securing the debt and do not have any recourse to Verizon with respect to the payment of principal and interest on the notes. The device payment plan agreement receivables transferred to the ABS Entity will only be available for payment of the asset-backed notes and other obligations arising from the asset-backed securitization transaction and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed notes and other obligations are satisfied.

Verizon entities will retain the equity interest in the ABS Entity, which represents the rights to all funds not needed to make required payments on the asset-backed notes and other related payments. Proceeds from our asset-backed securitization transaction will be reflected in Cash flows from financing activities in our condensed consolidated statement of cash flows. The asset-backed debt issued and the assets securing this debt will be included on our condensed consolidated balance sheets next quarter.

The senior asset-backed notes have an expected weighted average life of about 2.5 years and the junior asset-backed notes have an expected weighted average life of about 3.2 years. Under the terms of the securitization transaction, there is a two year revolving period during which we may transfer additional receivables to the ABS Entity. Under a parent support agreement, Verizon has agreed to guarantee certain of the payment obligations of Cellco Partnership and the Originators to the ABS Entity. Verizon does not guarantee any principal or interest on the asset-backed notes or any payments on the receivables.

Other, net

Other, net financing activities during the six months ended June 30, 2016 includes net early debt redemption costs of $1.8 billion. See “Other Items” for additional information related to the early debt redemption costs incurred during the second quarter of 2016.

Credit Facility

As of June 30, 2016, the unused borrowing capacity under our $8.0 billion credit facility was approximately $7.9 billion.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the six months ended June 30, 2016, we paid $4.6 billion in cash dividends.

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

Change In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2016 totaled $2.9 billion, a $1.6 billion decrease compared to Cash and cash equivalents at December 31, 2015, primarily as a result of the factors discussed above.

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

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Net cash provided by operating activities	$12,830	$18,906	$(6,076)
Less Capital expenditures (including capitalized software)	7,273	8,153	(880)

Free cash flow	$5,557	$10,753	$(5,196)

The change in Free cash flow during the six months ended June 30, 2016, compared to the similar period in 2015, was primarily due to $2.4 billion of proceeds received in the six months ended June 30, 2015 related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator, an increase in income taxes paid, a decline in earnings and an increase in working capital levels. These decreases were partially offset by a $0.9 billion decrease in capital expenditures.

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

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in optimizing exposure to various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. We posted collateral of approximately $0.2 billion and $0.1 billion related to derivative contracts under collateral exchange arrangements at June 30, 2016 and December 31, 2015, respectively. During 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote. As such, we do not expect that our results of operations or financial condition will be materially affected by these risk management strategies.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2016, approximately 79% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. At June 30, 2016 and December 31, 2015, the fair value of these contracts was $0.5 billion and $0.1 billion, respectively, which was primarily included within Other assets on our condensed consolidated balance sheets. At June 30, 2016 and December 31, 2015, the total notional amount of the interest rate swaps was $7.6 billion, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. We designated these contracts as cash flow hedges. The fair value of these contracts, which was included within Other liabilities on our condensed consolidated balance sheets, was $0.2 billion at June 30, 2016 and was not material at December 31, 2015. At June 30, 2016 and December 31, 2015, these swaps had a notional value of $2.0 billion and $0.8 billion, respectively.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At June 30, 2016, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. The fair value of the outstanding swaps, which was primarily included within Other liabilities on our condensed consolidated balance sheets, was $1.8 billion at June 30, 2016 and $1.6 billion at December 31, 2015. At June 30, 2016 and December 31, 2015, the total notional amount of the cross currency swaps was $9.6 billion and $9.7 billion, respectively.

Net Investment Hedges

We enter into foreign currency forward contracts that are designated as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The fair value of these contracts was not material at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the total notional value of these contracts was $0.9 billion, respectively.

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

Wireline

Access Line Sale

On February 5, 2015, we entered into a definitive agreement with Frontier pursuant to which Verizon agreed to sell its local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states for approximately $10.5 billion (approximately $7.3 billion net of income taxes), subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which included the acquisition by Frontier of the equity interests of Verizon’s ILECs in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. The transaction closed on April 1, 2016. See Note 2 to the condensed consolidated financial statements for additional information.

Other

Acquisition of Yahoo! Inc.’s Operating Business

On July 23, 2016, we entered into a stock purchase agreement (the “Purchase Agreement”) with Yahoo! Inc. (“Yahoo”). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we will acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments (the “Transaction”). Prior to the closing of the Transaction, pursuant to a reorganization agreement, Yahoo will transfer all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries to be acquired in the Transaction. The assets to be acquired will not include Yahoo’s cash, its ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo or certain non-core intellectual property. We will receive for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that is not being conveyed with the business.

Yahoo employees who transfer to Verizon will have any unvested Yahoo restricted stock units that they hold converted into cash-settleable Verizon restricted stock units, which will have the same vesting schedule as their Yahoo restricted stock units. The value of those outstanding restricted stock units on the date of signing was approximately $1.1 billion.

The Transaction is subject to customary regulatory approvals and closing conditions, including the approval of Yahoo’s stockholders, and is expected to close in the first quarter of 2017.

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

On June 21, 2016, Verizon announced an agreement to acquire a global, cloud-based mobile enterprise management software business. The acquisition is subject to customary regulatory approvals and is expected to close in the second half of 2016.

See Note 2 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

Verizon offers many different broadband services. Traditionally, the FCC has recognized that broadband Internet access services are “information services” subject to a “light touch” regulatory approach rather than the traditional, utilities-style regulations that apply to traditional voice services. In its 2015 order imposing so-called “network neutrality” rules, the FCC reversed course and declared that broadband Internet access services will now be treated as “telecommunications services” subject to common carriage regulation under Title II of the Communications Act of 1934. This decision creates uncertainty concerning the level of regulation that will apply to broadband services going forward. These regulations will limit the ways that broadband Internet access service providers can structure business arrangements and manage their networks and could spur additional restrictions, including rate regulation, which could adversely affect broadband investment and innovation. The FCC’s decision has been affirmed by the United States Court of Appeals, but may be subject to future judicial challenges, even as the proper scope of such regulations is also being debated in Congress. Verizon remains committed to the open Internet which provides consumers with competitive choices and unblocked access to lawful websites and content when, where, and how they want, and our commitment to our customers can be found on our website at http://responsibility.verizon.com/broadband-commitment. Verizon opposes the shift to legacy utilities style regulation, however, which we believe is unnecessary, unlawful and harmful to the broader Internet ecosystem and our customers.

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

Critical Accounting Estimates

In the collective bargaining agreements ratified in June 2016, Verizon’s annual postretirement benefit obligation for retiree healthcare remains capped at the levels established by the previous contracts ratified in 2012. Effective January 2016, prior to reaching these new collective bargaining agreements, certain retirees began to pay for the costs of retiree healthcare in accordance with the provisions relating to caps in the previous contracts. In reaching new collective bargaining agreements in 2016, there is a mutual understanding that the substantive postretirement benefit plans provide that Verizon’s annual postretirement benefit obligation for retiree healthcare is capped and, accordingly, we began accounting for the contractual healthcare caps in June 2016. We also adopted changes to our defined benefit pension plans and other postretirement benefit plans to reflect the agreed upon terms and conditions of the collective bargaining agreements. The impact is a reduction in our postretirement benefit plan obligations of approximately $5.1 billion and an increase in our defined benefit pension plan obligations of approximately $0.4 billion, which have been recorded as a net increase to Accumulated other comprehensive income of $2.9 billion (net of taxes of $1.8 billion). The amount recorded in Accumulated other comprehensive income will be reclassified to net periodic benefit cost on a straight-line basis over the average remaining service period of the respective plans’ participants which, on a weighted-average basis, is 12.2 years for defined benefit pension plans and 7.8 years for other postretirement benefit plans. The above-noted reclassification will result in a decrease to net periodic benefit cost and increase to pre-tax income of approximately $0.4 billion for the seven months ended December 31, 2016.

We maintain benefit plans for most of our employees, including, for certain employees, pension and other postretirement benefit plans. Significant benefit plan assumptions, including the discount rate used, the long-term rate of return on plan assets, the determination of the substantive plan and health care trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations. Changes to one or more of these assumptions as well as the timing of any remeasurements of our benefits obligations could significantly impact our accounting for pension and other postretirement benefits. The annual measurement date for both our pension and other postretirement benefits is December 31. During the second quarter of 2016, we prospectively changed our method for determining the date at which we remeasure plan assets and obligations as a result of a significant event during an interim period in accordance with Accounting Standards Update (ASU) 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. As a practical expedient, we elected to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. During the second quarter of 2016, lump-sum settlements of certain pension plan obligations resulted in the need to perform an interim remeasurement for three of our pension plans on May 31 as a result of applying the above-noted practical expedient. We have not remeasured any of our pension or other postretirement benefit plans subsequent to May 31. Accordingly, any changes to the key assumptions have not been factored into the measurement of our pension and other postretirement benefit plans. Our weighted-average discount rate assumption was 4.60% at December 31, 2015 and 3.99% at May 31, 2016.

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of June 30, 2016.

Recent Developments

On August 1, 2015, labor contracts covering approximately 36,000 employees of our wireline business expired. After approximately 10 months of bargaining over successor contracts, on April 13, 2016, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) initiated a work stoppage. On May 27, 2016, we reached an agreement in principle with the unions on new contracts that will run through August 3, 2019. These contracts were ratified on June 17, 2016.

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

•	the inability to implement our business strategies; and

•	the inability to realize the expected benefits of strategic transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk.”

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2016.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level could restrict the ways in which we manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, in its 2015 order imposing so-called “network neutrality” regulations, the FCC reversed course on the longstanding “light touch” approach and “reclassified” broadband Internet access services as telecommunications services subject to utilities-style common carriage regulation. While the full scope and effect of this new regulatory approach is uncertain, these rules limit the ways that a broadband Internet access service provider can structure business arrangements and manage its network and open the door to additional restrictions, including rate regulation that could adversely affect broadband investment and innovation. These rules have been upheld by the United States Court of Appeals, but may be subject to future judicial challenges, even as Congress continues to debate the proper scope of such regulations. The outcome and timing of those challenges and debates remain uncertain. As another example, we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services. The further regulation of broadband, wireless and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2016. At June 30, 2016, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 97.2 million.

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

VERIZON COMMUNICATIONS INC.

Date: July 29, 2016	By	/s/ Anthony T. Skiadas
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