Form 10-Q
period 2016-09-30
VERIZON COMMUNICATIONS INC
filed 2016-10-26
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

At September 30, 2016, 4,076,633,952 shares of the registrant’s common stock were outstanding, after deducting 165,740,288 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts) (unaudited)	2016	2015	2016	2015

Operating Revenues
Service revenues and other	$26,813	$28,866	$81,858	$85,840
Wireless equipment revenues	4,124	4,292	11,782	11,526

Total Operating Revenues	30,937	33,158	93,640	97,366

Operating Expenses
Cost of services (exclusive of items shown below)	6,989	7,589	22,180	21,571
Wireless cost of equipment	5,240	5,716	14,882	16,279
Selling, general and administrative expense	8,226	8,309	25,601	24,222
Depreciation and amortization expense	3,942	4,009	11,941	11,978

Total Operating Expenses	24,397	25,623	74,604	74,050

Operating Income	6,540	7,535	19,036	23,316
Equity in losses of unconsolidated businesses	(23)	(18)	(63)	(70)
Other income and (expense), net	97	51	(1,697)	158
Interest expense	(1,038)	(1,202)	(3,239)	(3,742)

Income Before Provision For Income Taxes	5,576	6,366	14,037	19,662
Provision for income taxes	(1,829)	(2,195)	(5,029)	(6,800)

Net Income	$3,747	$4,171	$9,008	$12,862

Net income attributable to noncontrolling interests	$127	$133	$376	$374
Net income attributable to Verizon	3,620	4,038	8,632	12,488

Net Income	$3,747	$4,171	$9,008	$12,862

Basic Earnings Per Common Share
Net income attributable to Verizon	$.89	$.99	$2.12	$3.05
Weighted-average shares outstanding (in millions)	4,079	4,072	4,080	4,089

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.89	$.99	$2.11	$3.05
Weighted-average shares outstanding (in millions)	4,086	4,078	4,086	4,095

Dividends declared per common share	$0.5775	$0.5650	$1.7075	$1.6650

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions) (unaudited)	2016	2015	2016	2015

Net Income	$3,747	$4,171	$9,008	$12,862
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments	(78)	(74)	(23)	(161)
Unrealized gain (loss) on cash flow hedges	147	(90)	(58)	(196)
Unrealized loss on marketable securities	(19)	(13)	(35)	(22)
Defined benefit pension and postretirement plans	(139)	(44)	2,324	(132)

Other comprehensive income (loss) attributable to Verizon	(89)	(221)	2,208	(511)

Total Comprehensive Income	$3,658	$3,950	$11,216	$12,351

Comprehensive income attributable to noncontrolling interests	$127	$133	$376	$374
Comprehensive income attributable to Verizon	3,531	3,817	10,840	11,977

Total Comprehensive Income	$3,658	$3,950	$11,216	$12,351

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At September 30, 2016	At December 31, 2015

Assets
Current assets
Cash and cash equivalents	$6,441	$4,470
Short-term investments	–	350
Accounts receivable, net of allowances of $800 and $882	14,832	13,457
Inventories	1,318	1,252
Assets held for sale	–	792
Prepaid expenses and other	3,030	2,034

Total current assets	25,621	22,355

Plant, property and equipment	228,909	220,163
Less accumulated depreciation	145,495	136,622

Plant, property and equipment, net	83,414	83,541

Investments in unconsolidated businesses	1,119	796
Wireless licenses	87,407	86,575
Goodwill	25,970	25,331
Other intangible assets, net	7,692	7,592
Non-current assets held for sale	–	10,267
Other assets	8,275	7,718

Total assets	$239,498	$244,175

Liabilities and Equity
Current liabilities
Debt maturing within one year	$3,852	$6,489
Accounts payable and accrued liabilities	18,002	19,362
Liabilities related to assets held for sale	–	463
Other	8,444	8,738

Total current liabilities	30,298	35,052

Long-term debt	102,739	103,240
Employee benefit obligations	28,285	29,957
Deferred income taxes	44,617	45,484
Non-current liabilities related to assets held for sale	–	959
Other liabilities	11,576	11,641

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	11,179	11,196
Reinvested earnings	12,918	11,246
Accumulated other comprehensive income	2,758	550
Common stock in treasury, at cost	(7,264)	(7,416)
Deferred compensation – employee stock ownership plans and other	445	428
Noncontrolling interests	1,523	1,414

Total equity	21,983	17,842

Total liabilities and equity	$239,498	$244,175

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Nine Months Ended September 30,
(dollars in millions) (unaudited)	2016	2015

Cash Flows from Operating Activities
Net Income	$9,008	$12,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,941	11,978
Employee retirement benefits	4,531	1,184
Deferred income taxes	(2,331)	890
Provision for uncollectible accounts	963	1,136
Equity in losses of unconsolidated businesses, net of dividends received	94	98
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(4,010)	1,443
Other, net	(2,567)	(1,165)

Net cash provided by operating activities	17,629	28,426

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11,398)	(12,540)
Acquisitions of businesses, net of cash acquired	(963)	(3,205)
Acquisitions of wireless licenses	(410)	(9,811)
Proceeds from dispositions of businesses	9,882	–
Other, net	350	960

Net cash used in investing activities	(2,539)	(24,596)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	8,152	6,497
Proceeds from asset-backed long-term borrowings	2,594	–
Repayments of long-term borrowings and capital lease obligations	(14,510)	(7,168)
Decrease in short-term obligations, excluding current maturities	(120)	(305)
Dividends paid	(6,908)	(6,373)
Proceeds from sale of common stock	3	31
Purchase of common stock for treasury	–	(5,134)
Other, net	(2,330)	1,899

Net cash used in financing activities	(13,119)	(10,553)

Increase (decrease) in cash and cash equivalents	1,971	(6,723)
Cash and cash equivalents, beginning of period	4,470	10,598

Cash and cash equivalents, end of period	$6,441	$3,875

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements for the year ended December 31, 2015 of Verizon Communications Inc. (Verizon or the Company) included in its Current Report on Form 8-K dated July 29, 2016. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior year amounts to conform to the current year presentation.

Earnings Per Common Share

There were a total of approximately 7 million and 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2016, respectively. There were a total of approximately 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2015, respectively. There were no outstanding options to purchase shares that would have been anti-dilutive for the three and nine months ended September 30, 2016 and 2015, respectively.

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

Recently Issued Accounting Standards

In August 2016, the accounting standard update related to the classification of certain cash receipts and cash payments was issued. This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

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

In March 2016, the accounting standard update related to employee share-based payment accounting was issued. This standard update intends to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard update is effective as of the first quarter of 2017; however, early adoption is permitted. The adoption of this standard update is not expected to have a significant impact on our condensed consolidated financial statements.

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

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for generally accepted accounting principles in the United States (U.S. GAAP) and International Financial Reporting Standards. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers requiring that all incremental costs of obtaining and direct costs of fulfilling contracts with customers be deferred and recognized over the expected customer life. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition as well as timing of recognition of certain contract costs will be impacted. In August 2015, an accounting standard update was issued that delayed the effective date of this standard until the first quarter of 2018.

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

We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified and are in the process of implementing changes to our systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

2.	Acquisitions and Divestitures

Wireless

Spectrum License Transactions

During the fourth quarter of 2015, we entered into a license exchange agreement with affiliates of AT&T Inc. (AT&T) to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. This non-cash exchange was completed in March 2016. As a result, we received $0.4 billion of AWS and PCS spectrum licenses at fair value and recorded a pre-tax gain of $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2016.

During the first quarter of 2016, we entered into a license exchange agreement with affiliates of Sprint Corporation, which provides for the exchange of certain AWS and PCS spectrum licenses. This non-cash exchange was completed in September 2016. As a result, we received $0.3 billion of AWS and PCS spectrum licenses at fair value and recorded an immaterial gain in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2016.

During the fourth quarter of 2016, we entered into a license exchange agreement with affiliates of AT&T to exchange certain AWS and PCS spectrum licenses. This non-cash exchange is subject to customary closing conditions and is expected to be completed in the first half of 2017. Upon completion of this transaction, we expect to record a gain which will be determined upon the closing of the transaction.

During the three and nine months ended September 30, 2016, we acquired various other wireless licenses for cash consideration that was not significant.

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

The transaction resulted in Frontier acquiring approximately 3.3 million voice connections, 1.6 million Fios Internet subscribers, 1.2 million Fios video subscribers and the related ILEC businesses from Verizon. For the nine months ended September 30, 2016, these businesses generated revenues of approximately $1.3 billion and operating income of $0.7 billion for Verizon. For the three and nine months ended September 30, 2015, these businesses generated revenues of $1.3 billion and $4.0 billion, respectively, and operating income of $0.7 billion and $2.1 billion, respectively. The operating results of these businesses are excluded from our Wireline segment for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

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

We recorded a pre-tax gain of approximately $1.0 billion in Selling, general and administrative expense on our condensed consolidated statement of income for nine months ended September 30, 2016. The pre-tax gain included a $0.5 billion pension and postretirement benefit curtailment gain due to the elimination of the accrual of pension and other postretirement benefits for some or all future services of a significant number of employees covered by three of our defined benefit pension plans and one of our other postretirement benefit plans.

XO Holdings

On February 20, 2016, Verizon entered into a purchase agreement to acquire XO Holdings’ wireline business which owns and operates one of the largest fiber-based IP and Ethernet networks outside of Verizon’s footprint for approximately $1.8 billion, subject to adjustment. The transaction is targeted to close by the end of the first quarter of 2017, subject to regulatory approvals. Separately, Verizon entered into an agreement to lease certain wireless spectrum from XO Holdings and has an option, exercisable under certain circumstances, to buy the XO Holdings’ entity that owns its wireless spectrum.

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

(1)

During the nine months ended September 30, 2016, we made cash payments of $179 million in respect of acquisition-date estimated liabilities to be paid. As of September 30, 2016, the remaining balance of estimated liabilities to be paid was $198 million.

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

Acquisition of Yahoo! Inc.’s Operating Business

On July 23, 2016, we entered into a stock purchase agreement (the Purchase Agreement) with Yahoo! Inc. (Yahoo). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we will acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments (the Transaction). Prior to the closing of the Transaction, pursuant to a reorganization agreement, Yahoo will transfer all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries to be acquired in the Transaction. The assets to be acquired will not include Yahoo’s cash, its ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo or certain non-core intellectual property. We will receive for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that is not being conveyed with the business.

Yahoo employees who transfer to Verizon will have any unvested Yahoo restricted stock units that they hold converted into cash-settleable Verizon restricted stock units, which will have the same vesting schedule as their Yahoo restricted stock units. The value of those outstanding restricted stock units on the date of signing was approximately $1.1 billion.

The Transaction is subject to customary regulatory approvals and closing conditions, including the approval of Yahoo’s stockholders.

On September 22, 2016, Yahoo announced that it had confirmed that a copy of certain information associated with at least 500 million user accounts was stolen from its network in late 2014. This could result in a material adverse effect under the terms of our agreement. We are continuing to evaluate the impacts of this event on the transaction.

Other

On July 29, 2016, Verizon acquired Telogis, Inc., a global, cloud-based mobile enterprise management software business for $0.9 billion of cash consideration. Upon closing, we recorded $0.6 billion of goodwill that is included within Corporate and other.

On July 30, 2016, we entered into an agreement (the Transaction Agreement) to acquire Fleetmatics Group PLC, a public limited company incorporated in Ireland (Fleetmatics). Fleetmatics is a leading global provider of fleet and mobile workforce management solutions. Under the terms of the Transaction Agreement, we will acquire Fleetmatics pursuant to a scheme of arrangement under the Irish Companies Act 2014 for $60.00 per ordinary share in cash, representing a value of approximately $2.4 billion. The acquisition is subject to customary regulatory approvals and closing conditions, including the approval of Fleetmatics’ shareholders and the sanction of the scheme of arrangement by the Irish High Court. Approval from Fleetmatics’ shareholders has been obtained. We expect this transaction to close in the fourth quarter of 2016.

On September 12, 2016, Verizon announced an agreement to acquire a leading provider of Internet of Things (IoT) solutions for smart communities for cash consideration that is not significant. The transaction was completed in October 2016.

During the nine months ended September 30, 2016, we acquired various other businesses and investments for cash consideration that was not significant.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2016	$86,575
Acquisitions (Note 2)	26
Capitalized interest on wireless licenses	384
Reclassifications, adjustments and other	422

Balance at September 30, 2016	$87,407

Reclassifications, adjustments and other includes the exchanges of wireless licenses in 2016 (see Note 2 for additional details).

At September 30, 2016, approximately $10.4 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

The average remaining renewal period for our wireless licenses portfolio was 5.2 years as of September 30, 2016.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2016	$18,393	$4,331	$2,607	$25,331
Acquisitions (Note 2)	–	–	641	641
Reclassifications, adjustments and other	–	(113)	111	(2)

Balance at September 30, 2016	$18,393	$4,218	$3,359	$25,970

We recognized goodwill of $0.6 billion in Corporate and other as a result of an acquisition in the third quarter of 2016 (see Note 2 for additional details). During the second quarter of 2016, we allocated $0.1 billion of Goodwill on a relative fair value basis from Wireline to Corporate and other as a result of the reclassification of our vehicle original equipment manufacturer (OEM) and Networkfleet businesses (see Note 10 for additional details).

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At September 30, 2016			At December 31, 2015
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 14 years)	$3,963	$(2,355)	$1,608	$4,139	$(2,365)	$1,774
Non-network internal-use software (3 to 8 years)	15,530	(10,593)	4,937	14,542	(9,620)	4,922
Other (5 to 25 years)	1,688	(541)	1,147	1,346	(450)	896

Total	$21,181	$(13,489)	$7,692	$20,027	$(12,435)	$7,592

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2016	$ 419	$ 1,255
2015	438	1,247

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2016	$ 416
2017	1,505
2018	1,327
2019	1,121
2020	892

4.	Debt

Changes to debt during the nine months ended September 30, 2016 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2016	$6,489	$103,240	$109,729
Proceeds from borrowings	–	8,152	8,152
Proceeds from asset-backed borrowings	–	2,594	2,594
Repayments of borrowings and capital leases obligations	(6,110)	(8,400)	(14,510)
Decrease in short-term obligations, excluding current maturities	(120)	–	(120)
Reclassifications of long-term debt	3,412	(3,412)	–
Other	181	565	746

Balance at September 30, 2016	$3,852	$102,739	$106,591

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

Debt Issuances

During August 2016, we issued $6.2 billion aggregate principal amount of fixed and floating rate notes. The issuance of these Notes resulted in cash proceeds of approximately $6.1 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The issuance consisted of the following series of notes: $0.4 billion aggregate principal amount of Verizon Communications Floating Rate Notes due 2019, $1.0 billion aggregate principal amount of Verizon Communications 1.375% Notes due 2019, $1.0 billion aggregate principal amount of Verizon Communications 1.750% Notes due 2021, $2.3 billion aggregate principal amount of Verizon Communications 2.625% Notes due 2026, and $1.5 billion aggregate principal amount of Verizon Communications 4.125% Notes due 2046. The floating rate notes bear interest at a rate equal to the three-month London

Interbank Offered Rate (LIBOR) plus 0.370%, which rate will be reset quarterly. The net proceeds were used for general corporate purposes, including to repay at maturity on September 15, 2016, $2.3 billion aggregate principal amount of our floating rate notes, plus accrued interest on the notes.

During September 2016, we issued $2.1 billion aggregate principal amount of 4.20% Notes due 2046. The issuance of these Notes resulted in cash proceeds of approximately $2.0 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The net proceeds were used to redeem in whole $0.9 billion aggregate principal amount of Verizon Communications 4.80% Notes due 2044 at 100% of the principal amount of such notes, plus any accrued and unpaid interest to the date of redemption, for an immaterial loss. Proceeds not used for the redemption of these notes were used for general corporate purposes.

Asset-Backed Debt

As of September 30, 2016, the carrying value of our asset-backed debt was $2.6 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (the ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed securitization bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred device payment plan agreement receivables and future collections on such receivables. The device payment plan agreement receivables transferred to the ABS Entities and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of device payment plan agreement receivables, and other obligations arising from our asset-backed debt transactions, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors or Banks, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt and do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, Verizon has agreed to guarantee certain of the payment obligations of Cellco Partnership and the Originators to the ABS Entities.

Cash collections on the device payment plan agreement receivables are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets on our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions, deposits to the segregated accounts and payments to the Originators in respect of additional transfers of device payment plan agreement receivables are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. Repayments of our asset-backed debt and related interest payments made from the segregated accounts are non-cash activities and therefore not reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included on our condensed consolidated balance sheets.

Asset-Backed Notes

In July 2016, we issued $1.2 billion aggregate principal amount of senior and junior asset-backed notes through an ABS Entity, of which $1.1 billion of notes were sold to Investors. The senior asset-backed notes have an expected weighted average life of about 2.5 years and bear interest at 1.42% per annum. The junior asset-backed notes have an expected weighted average life of about 3.2 years and bear interest at a weighted-average rate of 1.53%. Under the terms of the asset-backed notes, there is a two year revolving period during which we may transfer additional receivables to the ABS Entity.

ABS Financing Facility

During the third quarter of 2016, we entered into a device payment plan agreement financing facility with a number of financial institutions. Under the terms of the ABS Financing Facility, such counterparties made advances under asset-backed loans backed by device payment plan agreement receivables for proceeds of $1.5 billion, and we have the option of requesting an additional $1.5 billion of committed funding. These loans have an expected weighted average life of about 2.6 years and bear interest at floating rates. There is a two year revolving period, which may be extended, during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity. We may prepay the outstanding amounts of the loans without penalty, but in certain cases, with breakage costs. As of September 30, 2016, outstanding borrowings under the ABS Financing Facility were $1.5 billion.

Variable Interest Entities

The ABS Entities meet the definition of a variable interest entity (VIE) for which we have determined that we have both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity. Therefore the assets, liabilities and activities of the ABS Entities are consolidated in our financial results and are included in amounts presented on the face of our condensed consolidated balance sheets.

The assets and liabilities related to our asset-backed debt arrangements included on our condensed consolidated balance sheets were as follows:

(dollars in millions)	September 30, 2016	December 31, 2015
Assets
Account receivable, net	$1,733	$–
Prepaid expenses and other	71	–
Other assets	1,296	–

Liabilities
Long-term debt	2,595	–

See Note 5 for more information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facility

On September 23, 2016, we amended our $8.0 billion credit facility to increase the availability to $9.0 billion and extend the maturity to September 23, 2020. As of September 30, 2016, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion.

Additional Financing Activities (Non-Cash Transaction)

During the nine months ended September 30, 2016, we financed, primarily through vendor financing arrangements, the purchase of approximately $0.4 billion of long-lived assets, consisting primarily of network equipment. At September 30, 2016, $1.1 billion relating to vendor financing arrangements, including those entered into in prior years, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statements of cash flows.

Early Debt Redemptions

During the second quarter of 2016, we recorded a net pre-tax loss on early debt redemption of $1.8 billion in connection with the April Tender Offers and the April Early Debt Redemption.

We recognize early debt redemption costs in Other income and (expense), net on our condensed consolidated statements of income.

Guarantees

We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2016, $1.2 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

As a result of the closing of the Frontier transaction, as of April 1, 2016, GTE Southwest Inc., Verizon California Inc. and Verizon Florida LLC are no longer wholly-owned subsidiaries of Verizon, and the guarantees of $0.6 billion aggregate principal amount of debentures and first mortgage bonds of those entities have terminated pursuant to their terms.

We also guarantee the debt obligations of GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2016, $1.1 billion aggregate principal amount of these obligations were outstanding.

5.	Wireless Device Payment Plans

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their standard wireless monthly bill.

Wireless Device Payment Plan Agreement Receivables

The following table displays device payment plan agreement receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

(dollars in millions)	At September 30, 2016	At December 31, 2015
Device payment plan agreement receivables, gross	$7,735	$3,720
Unamortized imputed interest	(332)	(142)

Device payment plan agreement receivables, net of unamortized imputed interest	7,403	3,578
Allowance for credit losses	(601)	(444)

Device payment plan agreement receivables, net	$6,802	$3,134

Classified on our condensed consolidated balance sheets:
Accounts receivable, net	$4,000	$1,979
Other assets	2,802	1,155

Device payment plan agreement receivables, net	$6,802	$3,134

Included in our device payment plan agreement receivables, net at September 30, 2016 are net device payment plan agreement receivables of $3.0 billion that have been transferred to ABS Entities and continue to be reported in our condensed consolidated financial statements.

At the time of the sale of a device, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other on our condensed consolidated statements of income, is recognized over the financed device payment term.

When originating device payment plan agreements, we use internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has less than 210 days of customer tenure with Verizon Wireless (a new customer), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure with Verizon Wireless (an existing customer), the credit decision process relies on internal data sources. Verizon Wireless’ experience has been that the payment attributes of longer tenured customers are highly predictive when considering their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Verizon Wireless uses its internal data and/or credit data obtained from the credit reporting agencies to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless’ proprietary custom credit models, which are empirically derived, demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment.

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

The balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

(dollars in millions)	At September 30, 2016	At December 31, 2015
Unbilled	$7,261	$3,420
Billed:
Current	375	227
Past due	99	73

Device payment plan agreement receivables, gross	$7,735	$3,720

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)
Balance at January 1, 2016	$444
Bad debt expense	437
Write-offs	(347)
Allowance related to receivables sold	59
Other	8

Balance at September 30, 2016	$601

Customers that entered into device payment plan agreements prior to May 31, 2015 have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payment plan agreement payments and trading in their device in good working order. Generally, customers entering into device payment plan agreements on or after June 1, 2015 are required to repay all amounts due under their device payment plan agreements before being eligible to upgrade their device. However, on select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device or for a device that is subject to an upgrade promotion, we may record a guarantee liability in accordance with our accounting policy. The gross guarantee liability related to the upgrade program, which was $0.1 billion at September 30, 2016 and approximately $0.2 billion at December 31, 2015, is included in Other current liabilities on our condensed consolidated balance sheets.

Sales of Wireless Device Payment Plan Agreement Receivables

During 2015 and 2016, we established programs pursuant to a Receivables Purchase Agreement, or RPA, to sell from time to time, on an uncommitted basis, eligible device payment plan agreement receivables to a group of primarily relationship banks (Purchasers) on both a revolving (Revolving Program) and non-revolving (Non-Revolving Program) basis. The receivables sold under the RPA are no longer considered assets of Verizon. The outstanding portfolio of device payment plan agreement receivables derecognized from our condensed consolidated balance sheet, but which we continue to service, was $6.4 billion at September 30, 2016. As of September 30, 2016, the total portfolio of device payment plan agreement receivables, including derecognized device payment plan agreement receivables, that we are servicing was $14.1 billion.

Under the Non-Revolving Program, we transfer the eligible receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers then sell the receivables to the Purchasers for upfront cash proceeds and additional consideration upon settlement of the receivables (the deferred purchase price). Under the Revolving Program, we sell eligible device payment plan agreement receivables on a revolving basis, subject to a maximum funding limit, to the Purchasers. Sales of eligible receivables by the Sellers, once initiated, generally occur and are settled on a monthly basis. Customer payments made towards receivables sold under the Revolving Program will be available to purchase additional eligible device payment plan agreement receivables originated during the revolving period. We elected to end the revolving period in July 2016.

We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material. Eligible receivables under the RPA excluded device payment plan agreements where a new customer was required to provide a down payment. The sales of receivables under the RPA did not have a material impact on our condensed consolidated statements of income. The cash proceeds received from the Purchasers are recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows.

There were no sales of device payment plan agreement receivables during the three months ended September 30, 2016. During the nine months ended September 30, 2016, we sold $3.3 billion of receivables, net of allowances and imputed interest. We received cash proceeds from new transfers of $2.0 billion and cash proceeds from reinvested collections of $0.9 billion, and recorded a deferred purchase price of $0.4 billion.

During the three and nine months ended September 30, 2015, we sold $2.4 billion and $6.1 billion, respectively, of receivables, net of allowances and imputed interest, and received cash proceeds from new transfers of $2.0 billion and $4.5 billion, respectively. Additionally, during the three and nine months ended September 30, 2015, we recorded a deferred purchase price of $0.4 billion and $1.7 billion, respectively.

Deferred Purchase Price

Under the RPA, the deferred purchase price was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price is contingent on collections from customers. To date, we have collected $0.5 billion which was returned as deferred purchase price and recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows. At September 30, 2016, our deferred purchase price receivable, which is held by the Sellers, was comprised of $1.2 billion included within Prepaid expenses and other and $1.0 billion included within Other assets in our condensed consolidated balance sheets. At December 31, 2015, our deferred purchase price receivable was $2.2 billion, which was included within Other assets in our condensed consolidated balance sheets.

Variable Interest Entities

Under the RPA, the Sellers’ sole business consists of the acquisition of the receivables from Cellco Partnership and certain other affiliates of Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers are not available to be used to satisfy obligations of any Verizon entities other than the Sellers. We determined that the Sellers are VIEs as they lack sufficient equity to finance their activities. Given that we have the power to direct the activities of the Sellers that most significantly impact the Sellers’ economic performance, we are deemed to be the primary beneficiary of the Sellers. As a result, we consolidate the assets and liabilities of the Sellers into our condensed consolidated financial statements.

Continuing Involvement

Verizon has continuing involvement with the sold receivables as it services the receivables. We continue to service the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and we continue to maintain normal relationships with our customers. The credit quality of the customers we continue to service is consistent throughout the periods presented. To date, we have collected and remitted approximately $5.7 billion, net of fees. To date, cash proceeds received, net of remittances, were $4.4 billion. During the nine months ended September 30, 2016, credit losses on receivables sold were $0.1 billion.

In addition, we have continuing involvement related to the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the agreements. The Company’s maximum exposure to loss related to the involvement with the Sellers is limited to the amount of the deferred purchase price, which was $2.2 billion as of September 30, 2016. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the proceeds withheld by the Purchasers. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

6.	Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$126	$–	$–	$126
Fixed income securities	15	605	–	620
Interest rate swaps	–	420	–	420
Net investment hedge	–	6	–	6
Interest rate cap	–	3	–	3

Total	$141	$1,034	$–	$1,175

Liabilities:
Other liabilities:
Interest rate swaps	$–	$2	$–	$2
Net investment hedge	–	1	–	1
Cross currency swaps	–	1,536	–	1,536

Total	$–	$1,539	$–	$1,539

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Short-term investments:
Equity securities	$265	$–	$–	$265
Fixed income securities	–	85	–	85
Other current assets:
Fixed income securities	250	–	–	250
Other assets:
Fixed income securities	–	928	–	928
Interest rate swaps	–	128	–	128
Net investment hedges	–	13	–	13
Cross currency swaps	–	1	–	1

Total	$515	$1,155	$–	$1,670

Liabilities:
Other liabilities:
Interest rate swaps	$–	$19	$–	$19
Cross currency swaps	–	1,638	–	1,638
Forward interest rate swaps	–	24	–	24

Total	$–	$1,681	$–	$1,681

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine months ended September 30, 2016.

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

	At September 30, 2016		At December 31, 2015
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$105,628	$122,520	$108,772	$118,216

Derivative Instruments

We enter into derivative transactions to manage our exposure to fluctuations in foreign currency exchange rates, interest rates, and equity and commodity prices. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements, interest rate locks and interest rate caps. We do not hold derivatives for trading purposes. We posted collateral of approximately $0.2 billion and $0.1 billion related to derivative contracts under collateral exchange arrangements at September 30, 2016 and December 31, 2015, respectively, which was recorded as Prepaid expenses and other on our condensed consolidated balance sheets. During 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties.

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

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. During the third quarter of 2016, we entered into interest rate swaps with a total notional value of $1.1 billion. During the third quarter of 2016, we settled $0.9 billion notional amount of interest rate swaps. The ineffective portion of these interest rate swaps was not material for the three and nine months ended September 30, 2016 and 2015, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. We designated these contracts as cash flow hedges. During the first quarter of 2016, we entered into forward interest rate swaps with a total notional value of $1.3 billion. During the third quarter of 2016, we settled $2.0 billion notional amount of these forward interest rate swaps. During the three and nine months ended September 30, 2016, pre-tax losses of an immaterial amount and $0.2 billion, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2015, pre-tax gains of $0.2 billion, respectively, were recognized in Other comprehensive income (loss).

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. During the second quarter of 2016, we settled $0.1 billion of these cross currency swaps upon redemption of the related debt. A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations. During the three and nine months ended September 30, 2016, pre-tax gains of $0.3 billion and $0.1 billion, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2015, pre-tax losses of $0.2 billion and $0.9 billion, respectively, were recognized in Other comprehensive income (loss).

Net Investment Hedges

We enter into foreign currency forward contracts that are designated as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates.

Interest Rate Caps

We enter into interest rate caps to mitigate our interest exposure on our ABS Financing Facility against changes in interest rates. We have not applied hedge accounting to these interest rate caps. During the third quarter of 2016, we entered into interest rate caps with a notional value of $1.5 billion.

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30, 2016	At December 31, 2015
(dollars in millions)	Notional Amount	Notional Amount
Interest rate swaps	$7,850	$7,620
Forward interest rate swaps	–	750
Cross currency swaps	9,606	9,675
Net investment hedge	864	864
Interest rate caps	1,540	–

7.	Stock-Based Compensation

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2016	13,903	17,203
Granted	4,044	6,124
Payments	(4,736)	(4,702)
Cancelled/Forfeited	(94)	(131)
Adjustments	–	170

Outstanding, September 30, 2016	13,117	18,664

As of September 30, 2016, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.4 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2016 have a weighted-average grant date fair value of $51.90 per unit.

8.	Employee Benefits

We maintain non-contributory defined benefit pension plans for many of our employees. In addition, we maintain postretirement health care and life insurance plans for certain retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates are updated in the fourth quarter or upon a remeasurement event to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in our consolidated statement of income during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended September 30,	2016	2015	2016	2015
Service cost	$82	$93	$40	$81
Amortization of prior service cost (credit)	10	(1)	(235)	(72)
Expected return on plan assets	(257)	(317)	(13)	(25)
Interest cost	162	242	162	280
Remeasurement loss, net	555	342	–	–

Net periodic benefit (income) cost	$552	$359	$(46)	$264
Termination benefits	4	–	–	–

Total	$556	$359	$(46)	$264

(dollars in millions)	Pension		Health Care and Life
Nine Months Ended September 30,	2016	2015	2016	2015
Service cost	$238	$280	$153	$243
Amortization of prior service cost (credit)	12	(3)	(421)	(215)
Expected return on plan assets	(785)	(952)	(41)	(76)
Interest cost	518	727	583	838
Remeasurement loss, net	1,977	342	2,293	–

Net periodic benefit (income) cost	$1,960	$394	$2,567	$790
Termination benefits	4	–	–	–

Total	$1,964	$394	$2,567	$790

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

For the three and nine months ended September 30, 2016, the impact of this change was a reduction of the interest cost component of net periodic benefit cost and an increase to operating income of approximately $0.1 billion and $0.3 billion, respectively. The use of the full yield curve approach does not impact how we measure our total benefit obligations at December 31 or our annual net periodic benefit cost as any change in the interest cost component is completely offset by the actuarial gain or loss measured at year end which is immediately recognized in our consolidated statements of income. Accordingly, this change in estimate will not impact our income from continuing operations, net income or earnings per share as measured on an annual basis.

2016 Collective Bargaining Negotiations

In the collective bargaining agreements ratified in June 2016, Verizon’s annual postretirement benefit obligation for retiree healthcare remains capped at the levels established by the previous contracts ratified in 2012. Effective January 2016, prior to reaching these new collective bargaining agreements, certain retirees began to pay for the costs of retiree healthcare in accordance with the provisions relating to caps in the previous contracts. In reaching new collective bargaining agreements in 2016, there is a mutual understanding that the substantive postretirement benefit plans provide that Verizon’s annual postretirement benefit obligation for retiree healthcare is capped and, accordingly, we began accounting for the contractual healthcare caps in June 2016. We also adopted changes to our defined benefit pension plans and other postretirement benefit plans to reflect the agreed upon terms and conditions of the collective bargaining agreements. The impact is a reduction in our postretirement benefit plan obligations of approximately $5.1 billion and an increase in our defined benefit pension plan obligations of approximately $0.4 billion, which have been recorded as a net increase to Accumulated other comprehensive income of $2.9 billion (net of taxes of $1.8 billion) during the nine months ended September 30, 2016. The amount recorded in Accumulated other comprehensive income will be reclassified to net periodic benefit cost on a straight-line basis over the average remaining service period of the respective plans’ participants which, on a weighted-average basis, is 12.2 years for defined benefit pension plans and 7.8 years for other postretirement benefit plans. The above noted reclassification will result in a decrease to net periodic benefit cost and an increase to pre-tax income of approximately $0.4 billion for the seven months ended December 31, 2016, of which $0.2 billion has been reclassified to net periodic cost during the three and nine months ended September 30, 2016.

Severance, Pension and Benefit Charges (Credits)

During the nine months ended September 30, 2016, we recorded a net pre-tax curtailment gain of $0.5 billion due to the elimination of the accrual of benefits for some or all future services of a significant number of employees covered by three of our defined benefit pension plans and one of our other postretirement benefit plans (see Note 2 for additional details).

During the three months ended September 30, 2016, we recorded net pre-tax severance, pension and benefit charges of approximately $0.8 billion primarily for our pension plans in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charges of $0.6 billion primarily related to settlements for employees who received lump-sum distributions in five of our defined benefit pension plans. The charges were primarily driven by a decrease in our discount rate assumption of $0.8 billion used to determine the current year liabilities of our pension plans, partially offset by the difference between our expected return on assets of 7.0% and our annualized actual return on assets of 11.0% at August 31, 2016 ($0.2 billion). Our weighted average discount rate assumption was 3.61% at August 31, 2016. As part of this charge, we recorded severance costs of $0.2 billion under our existing separation plans.

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

During the three months ended March 31, 2016, we also recorded a net pre-tax pension and benefit remeasurement charge of $0.2 billion related to settlements for employees who received lump-sum distributions in one of Verizon’s defined benefit pension plans.

During the three and nine months ended September 30, 2015, we recorded net pre-tax pension remeasurement charges of approximately $0.3 billion, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charges relate to settlements for employees who received lump-sum distributions in four of Verizon’s seven defined benefit pension plans. The pension remeasurement charges from the impacted plans were primarily driven by a $0.7 billion loss resulting from the difference between our expected return on assets assumption of 7.25% at December 31, 2014 and our annualized actual return on assets of 1.96% at September 30, 2015, as well as other losses of $0.1 billion. These losses were partially offset by a gain of $0.5 billion resulting from an increase in our discount rate assumption used to determine the current year liabilities of our pension plans. Our weighted-average discount rate assumption increased from 4.2% at December 31, 2014 to 4.5% at September 30, 2015.

Severance Payments

During the three and nine months ended September 30, 2016, we paid severance benefits of $0.1 billion and $0.4 billion, respectively. At September 30, 2016, we had a remaining severance liability of $0.6 billion, a portion of which includes future contractual payments to employees separated as of September 30, 2016.

Employer Contributions

During the three and nine months ended September 30, 2016, we contributed $0.2 billion and $0.9 billion, respectively, to our other postretirement benefit plans. During the three and nine months ended September 30, 2016, we contributed $0.5 billion and $0.8 billion, respectively, to our qualified pension plans, which included $0.2 billion of discretionary contributions. The contributions to our nonqualified pension plans were $0.1 billion during the three and nine months ended September 30, 2016. There have been no material changes with respect to the qualified and nonqualified pension contributions in 2016 as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2015 included in our Current Report on Form 8-K dated July 29, 2016.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$16,428	$1,414	$17,842

Net income	8,632	376	9,008
Other comprehensive income	2,208	–	2,208

Comprehensive income	10,840	376	11,216

Contributed capital	(17)	–	(17)
Dividends declared	(6,960)	–	(6,960)
Common stock in treasury	152	–	152
Distributions and other	17	(267)	(250)

Balance at September 30, 2016	$20,460	$1,523	$21,983

Common Stock

Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the nine months ended September 30, 2016. At September 30, 2016, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 97.2 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.5 million common shares issued from Treasury stock during the nine months ended September 30, 2016.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2016	$(554)	$(278)	$101	$1,281	$550
Other comprehensive income (loss)	(23)	(91)	8	2,902	2,796
Amounts reclassified to net income	–	33	(43)	(578)	(588)

Net other comprehensive income (loss)	(23)	(58)	(35)	2,324	2,208

Balance at September 30, 2016	$(577)	$(336)	$66	$3,605	$2,758

The amounts presented above in net other comprehensive income (loss) are net of taxes which are not significant except as noted below. For the nine months ended September 30, 2016, the amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense on our condensed consolidated statements of income. For the nine months ended September 30, 2016, the amounts reclassified to net income related to unrealized loss on marketable securities in the table above are included in Other income and (expense), net on our condensed consolidated statements of income. For the nine months ended September 30, 2016, the amounts reclassified to net income related to unrealized loss on cash flow hedges in the table above are included in Other income and (expense), net and Interest expense on our condensed consolidated statements of income.

Defined Benefit Pension and Postretirement Plans

The change in defined benefit and postretirement plans for the nine months ended September 30, 2016 of $4.7 billion ($2.9 billion net of taxes) was due to the change in prior service credit as a result of our accounting for contractual healthcare caps and bargained for changes (see Note 8 for additional detail).

Reclassification adjustments on defined benefit pension and postretirement plans for the nine months ended September 30, 2016 include the reclassification to Selling, general and administrative expense of a pre-tax pension and postretirement benefit curtailment gain of $0.5 billion ($0.3 billion net of taxes) due to the transfer of employees to Frontier, which caused the elimination of a significant amount of future service in three of our defined benefit pension plans and one of our other postretirement benefit plans requiring us to recognize a portion of the prior service credits (see Note 2 for additional detail).

10.	Segment Information

Reportable Segments

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Corporate and other includes the operations of AOL and related businesses, unallocated corporate expenses, the results of other insignificant businesses, such as our vehicle OEM and Networkfleet businesses and investments in unconsolidated businesses accounted for on an equity method basis, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
External Operating Revenues
Wireless
Service revenue	$16,647	$17,580	$50,108	$53,146
Equipment	4,124	4,292	11,782	11,526
Other	1,249	1,108	3,661	3,196

Total Wireless	22,020	22,980	65,551	67,868

Wireline
Consumer retail	3,174	3,168	9,519	9,470
Small business	411	434	1,241	1,320

Mass Markets	3,585	3,602	10,760	10,790
Global Enterprise	2,886	2,987	8,748	9,040
Global Wholesale	1,009	1,046	3,071	3,209
Other	78	87	248	256

Total Wireline	7,558	7,722	22,827	23,295

Total reportable segments	$29,578	$30,702	$88,378	$91,163

Intersegment Revenues
Wireless	$81	$25	$258	$78
Wireline	229	245	706	735

Total reportable segments	$310	$270	$964	$813

Total Operating Revenues
Wireless	$22,101	$23,005	$65,809	$67,946
Wireline	7,787	7,967	23,533	24,030

Total reportable segments	$29,888	$30,972	$89,342	$91,976

Operating Income (Loss)
Wireless	$7,647	$7,668	$23,544	$23,174
Wireline	156	(109)	(374)	(528)

Total reportable segments	$7,803	$7,559	$23,170	$22,646

(dollars in millions)	At September 30, 2016	At December 31, 2015
Assets
Wireless	$204,409	$185,405
Wireline	63,586	78,305

Total reportable segments	267,995	263,710
Corporate and other	208,837	205,476
Eliminations	(237,334)	(225,011)

Total consolidated – reported	$239,498	$244,175

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Total reportable segment operating revenues	$29,888	$30,972	$89,342	$91,976
Corporate and other	1,403	1,170	4,078	2,259
Eliminations	(354)	(291)	(1,060)	(845)
Impact of divested operations	–	1,307	1,280	3,976

Total consolidated operating revenues	$30,937	$33,158	$93,640	$97,366

Fios revenues are included within our Wireline segment and amounted to approximately $2.8 billion and $8.3 billion, respectively, for the three and nine months ended September 30, 2016. Fios revenues amounted to approximately $2.7 billion and $8.0 billion, respectively, for the three and nine months ended September 30, 2015.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Total reportable segment operating income	$7,803	$7,559	$23,170	$22,646
Corporate and other	(466)	(399)	(1,432)	(1,097)
Severance, pension and benefit charges (Note 8)	(797)	(342)	(4,512)	(342)
Gain on access line sale (Note 2)	–	–	1,007	–
Gain on spectrum license transaction (Note 2)	–	–	142	–
Impact of divested operations	–	717	661	2,109

Total consolidated operating income	6,540	7,535	19,036	23,316

Equity in losses of unconsolidated businesses	(23)	(18)	(63)	(70)
Other income and (expense), net	97	51	(1,697)	158
Interest expense	(1,038)	(1,202)	(3,239)	(3,742)

Income Before Provision For Income Taxes	$5,576	$6,366	$14,037	$19,662

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2016 and 2015.

11.	Commitments and Contingencies

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

Verizon is currently involved in approximately 40 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband data and video, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 162,000 employees as of September 30, 2016.

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

Strategic Transactions

During the nine months ended September 30, 2016, we announced several strategic transactions.

Acquisition of Yahoo! Inc.

On July 23, 2016, we entered into a stock purchase agreement (the Purchase Agreement) with Yahoo! Inc. (Yahoo). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we will acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments (the Transaction). The Transaction is subject to customary regulatory approvals and closing conditions, including the approval of Yahoo’s stockholders.

We believe that our acquisition of Yahoo’s operating business will help us become a major competitor in mobile media. Yahoo’s operations will provide us with a valuable portfolio of online content, mobile applications and viewers. Additionally, our acquisition of Yahoo’s operating business will expand our analytics and ad tech capabilities which we expect will enhance both our competitive position in the mobile media marketplace and value proposition to advertisers.

On September 22, 2016, Yahoo announced that it had confirmed that a copy of certain information associated with at least 500 million user accounts was stolen from its network in late 2014. This could result in a material adverse effect under the terms of our agreement. We are continuing to evaluate the impacts of this event on the transaction.

IoT and Telematics

We are also building our growth capabilities in the emerging IoT market by developing business models to monetize usage on our network at the connectivity and platform layers. On July 30, 2016, we entered into a definitive agreement to acquire Fleetmatics Groups PLC (Fleetmatics), a leading global provider of fleet and mobile workforce management solutions. The acquisition is subject to customary regulatory approvals and closing conditions, including the approval of Fleetmatics’ shareholders and the sanction of the scheme of arrangement by the Irish High Court. Approval from Fleetmatics’ shareholders has been obtained. We expect this transaction to close in the fourth quarter of 2016. In July 2016, we also closed on the acquisition of Telogis, Inc. For the three months ended September 30, 2016, we recognized IoT revenues of $0.2 billion, a 36% increase compared to the prior year period.

Network Evolution

In April 2016, we announced our One Fiber initiative for the city of Boston. This initiative will create a single fiber-optic network platform capable of supporting wireless and wireline technologies and multiple projects. In February 2016, we also entered into a purchase agreement to acquire XO Holdings’ wireline business, which owns and operates one of the largest fiber-based IP and Ethernet networks outside of Verizon’s footprint, for approximately $1.8 billion, subject to adjustment. The transaction is subject to customary regulatory approvals and is targeted to close by the end of the first quarter of 2017.

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

Business Overview

Wireless

In our Wireless business, revenues decreased 3.9% during the three months ended September 30, 2016, compared to the similar period in 2015 as a result of a 5.2% decline in service revenue and a 3.9% decrease in equipment revenue. We continue to manage through revenue transformation while growing high-quality retail postpaid connections. At September 30, 2016, retail postpaid connections were 3.0% higher than at September 30, 2015. The decline in service revenue was driven by customer migration to plans with lower service fees (unsubsidized service pricing) as compared to those under fixed-term service plans. At September 30, 2016, approximately 60% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 33% at September 30, 2015. The decrease in equipment revenue was driven by a decline in overall sales volume, partially offset by an increase in device sales under the Verizon device payment program. During the three months ended September 30, 2016 and 2015, the percentage of phone activations under the Verizon device payment program was approximately 70% and 58%, respectively.

We are focusing our wireless capital spending on adding capacity and density to our fourth generation (4G) Long Term Evolution (LTE) network. Approximately 94% of our total data traffic in September 2016 was carried on our 4G LTE network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna solutions. Densification enables us to add capacity to manage mobile video consumption and demand for IoT, as well as position us for future fifth-generation (5G) technology. We are committed to developing and deploying 5G wireless technology and we are working with key partners to ensure the aggressive pace of innovation, standards development and appropriate requirements for this next generation of wireless technology.

Wireline

In our Wireline business, revenues declined 2.3% during the three months ended September 30, 2016, compared to the similar period in 2015, primarily due to revenue declines in Global Enterprise and Global Wholesale resulting from lower voice services and data networking revenues. To compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. We continue to experience revenue increases in Consumer retail driven by Fios. During the three months ended September 30, 2016, Fios represented approximately 82% of Consumer retail revenue compared to approximately 79% during the similar period in 2015.

Capital Expenditures and Investments

We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2016, these investments included $11.4 billion for capital expenditures. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an even more efficient, reliable infrastructure for competing in the information economy.

Trends

In our Wireless segment, total operating revenues and service revenue continue to be negatively impacted by customer migrations to unsubsidized service pricing, and we expect this trend to continue through the remainder of 2016. As a result of an increase in activations under the Verizon device payment program, we also expect a decrease in our overall wireless operating costs compared to the prior year period.

Except to the extent described above, there have been no significant changes to the information related to trends affecting our business that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2015 included in our Current Report on Form 8-K dated July 29, 2016.

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

Corporate and other includes the operations of AOL Inc. (AOL) and related businesses, unallocated corporate expenses, the results of other insignificant businesses, such as our vehicle original equipment manufacturer (OEM) and Networkfleet businesses and investments in unconsolidated businesses accounted for on an equity method basis, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We believe that this presentation assists users of our financial statements in better understanding our results of operations and trends from period to period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Impact of Divested Operations
Operating revenues	$–	$1,307	$1,280	$3,976
Cost of services	–	466	482	1,374
Selling, general and administrative expense	–	124	137	405
Depreciation and amortization expense	–	–	–	88

In addition, Corporate and other includes the results of our vehicle OEM and Networkfleet businesses for all periods presented, which were reclassified from our Wireline segment effective April 1, 2016. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

Consolidated Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Wireless
Service	$16,684	$17,598	$(914)	(5.2)%	$50,234	$53,201	$(2,967)	(5.6)%
Equipment	4,124	4,292	(168)	(3.9)	11,782	11,526	256	2.2
Other	1,293	1,115	178	16.0	3,793	3,219	574	17.8

Total	22,101	23,005	(904)	(3.9)	65,809	67,946	(2,137)	(3.1)
Wireline
Mass Markets	3,585	3,602	(17)	(0.5)	10,760	10,790	(30)	(0.3)
Global Enterprise	2,886	2,988	(102)	(3.4)	8,749	9,042	(293)	(3.2)
Global Wholesale	1,239	1,289	(50)	(3.9)	3,778	3,938	(160)	(4.1)
Other	77	88	(11)	(12.5)	246	260	(14)	(5.4)

Total	7,787	7,967	(180)	(2.3)	23,533	24,030	(497)	(2.1)
Corporate and other	1,403	2,477	(1,074)	(43.4)	5,358	6,235	(877)	(14.1)
Eliminations	(354)	(291)	(63)	21.6	(1,060)	(845)	(215)	25.4

Consolidated Revenues	$30,937	$33,158	$(2,221)	(6.7)	$93,640	$97,366	$(3,726)	(3.8)

The decrease in consolidated revenues during the three and nine months ended September 30, 2016, compared to the similar period in 2015, was primarily due to declines in revenues at our Wireless and Wireline segments, as well as declines in revenues within Corporate and other.

Wireless’ revenues decreased $0.9 billion, or 3.9%, and $2.1 billion, or 3.1%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily as a result of declines in service and equipment revenues for the three months ended September 30, 2016 and a decline in service revenue partially offset by increases in equipment and other revenues for the nine months ended September 30, 2016. Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, decreased by $0.9 billion, or 5.2%, and $3.0 billion, or 5.6%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily driven by customer migration to plans with unsubsidized service pricing. Equipment revenue decreased by $0.2 billion, or 3.9%, during the three months ended September 30, 2016, compared to the similar period in 2015, as a result of a decline in overall sales volume, partially offset by an increase in device sales under the Verizon device payment program. Equipment revenue increased $0.3 billion, or 2.2%, during the nine months ended September 30, 2016, compared to the similar period in 2015, as a result of an increase in device sales, primarily smartphones, under the Verizon device payment program, partially offset by a decline in device sales under the traditional fixed-term service plans as well as a decline in overall sales volume.

Wireline’s revenue decreased $0.2 billion, or 2.3%, and $0.5 billion, or 2.1%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily as a result of declines in Global Enterprise and Global Wholesale. Wireline’s revenues during the nine months ended September 30, 2016 were also partially impacted by a reduction in Fios marketing activities during the union work stoppage that commenced April 13, 2016 and ended on June 1, 2016. Fios revenues were $2.8 billion and $8.3 billion during the three and nine months ended September 30, 2016, respectively, compared to $2.7 billion and $8.0 billion during the three and nine months ended September 30, 2015, respectively. Global Enterprise revenues decreased $0.1 billion, or 3.4%, and $0.3 billion, or 3.2%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, due to declines in traditional data and advanced networking solutions, Cloud and IT services and voice communications services. Global Wholesale revenues decreased $0.1 billion, or 3.9%, and $0.2 billion, or 4.1%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily due to declines in data revenues and traditional voice revenues driven by the effect of technology substitution as well as continuing contraction of market rates due to competition.

Corporate and other revenues decreased $1.1 billion, or 43.4%, and $0.9 billion, or 14.1%, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas that was completed on April 1, 2016. During the three months ended September 30, 2016, this decrease was partially offset by advertising revenue growth from programmatic platforms in AOL and related businesses. During the nine months ended September 30, 2016, this decrease was partially offset by the inclusion of the revenues of AOL from the date of acquisition on June 23, 2015.

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Cost of services	$6,989	$7,589	$(600)	(7.9)%	$22,180	$21,571	$609	2.8%
Wireless cost of equipment	5,240	5,716	(476)	(8.3)	14,882	16,279	(1,397)	(8.6)
Selling, general and administrative expense	8,226	8,309	(83)	(1.0)	25,601	24,222	1,379	5.7
Depreciation and amortization expense	3,942	4,009	(67)	(1.7)	11,941	11,978	(37)	(0.3)

Consolidated Operating Expenses	$24,397	$25,623	$(1,226)	(4.8)	$74,604	$74,050	$554	0.7

Cost of Services

Cost of services decreased $0.6 billion, or 7.9%, during the three months ended September 30, 2016, compared to the similar period in 2015, primarily due to the sale of our local exchange business and related landline activities in California, Florida and Texas on April 1, 2016, a decline in net pension and postretirement benefit cost as well as a decline in access costs at our Wireline segment, partially offset by an increase in traffic acquisition costs at AOL and related businesses. Cost of services increased $0.6 billion, or 2.8%, during the nine months ended September 30, 2016, compared to the similar period in 2015, primarily due to an increase in costs as a result of the acquisition of AOL on June 23, 2015, the launch of go90 in the third quarter of 2015, and $0.4 billion of incremental costs incurred as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016. Partially offsetting these increases was a decline in cost of service as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas on April 1, 2016.

Wireless Cost of Equipment

Wireless cost of equipment decreased $0.5 billion, or 8.3%, and $1.4 billion, or 8.6%, respectively, at our Wireless segment during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily as a result of a decline in the number of smartphone units sold as well as a decrease in the average cost per unit for smartphones, driven by a shift to lower priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1.4 billion, or 5.7%, during the nine months ended September 30, 2016, compared to the similar period in 2015, primarily due to an increase in severance, pension and benefit remeasurement charges (see “Other Items”), an increase in costs as a result of the acquisition of AOL on June 23, 2015, and the launch of go90 in the third quarter of 2015, partially offset by a gain on and decline in costs as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas on April 1, 2016 (see “Other Items”), declines in sales commission expense at our Wireless segment and declines in employee-related costs at our Wireline Segment.

Non-operational Credits (Charges)

Non-operational credits (charges) included in operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Severance, pension and benefit charges	$(797)	$(342)	$(4,512)	$(342)
Gain on access line sale	–	–	1,007	–
Gain on spectrum license transaction	–	–	142	–

See “Other Items” for a description of non-operational items.

Consolidated Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP financial measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe these measures are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior periods, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in losses of unconsolidated businesses and other income and (expense), net to net income.

Consolidated Adjusted EBITDA is calculated by excluding the effect of non-operational items and the impact of divested operations from the calculation of Consolidated EBITDA. We believe this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes and depreciation policies. Further, the exclusion of non-operational items and the impact of divested operations enables comparability to prior period performance and trend analysis. Consolidated Adjusted EBITDA is also used by rating agencies, lenders and other parties to evaluate our creditworthiness. See “Other Items” for additional details regarding these non-operational items.

Operating expenses include pension and other postretirement benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. These estimates will be updated in the fourth quarter or upon a remeasurement event to reflect actual return on plan assets and updated actuarial assumptions. The adjustment will be recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains/losses. During the three and nine months ended September 30, 2016, we recorded pension and benefit remeasurement charges in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. During the fourth quarter of 2016, we will remeasure our pension and other postretirement assets and liabilities based on updated actuarial assumptions. This remeasurement could result in significant charges or credits to one or more of our pension plans and other postretirement benefit plans.

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that non-GAAP measures provide relevant and useful information, which is used by management, investors and other users of our financial information in assessing both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2016	2015	2016	2015
Consolidated Operating Income	$6,540	$7,535	$19,036	$23,316
Add Depreciation and amortization expense	3,942	4,009	11,941	11,978

Consolidated EBITDA	$10,482	$11,544	$30,977	$35,294

Add Severance, pension and benefit charges	797	342	4,512	342
Less Gain on spectrum license transaction	–	–	(142)	–
Less Gain on access line sale	–	–	(1,007)	–
Less Impact of divested operations	–	(717)	(661)	(2,197)

Consolidated Adjusted EBITDA	$11,279	$11,169	$33,679	$33,439

The changes in the table above during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, were a result of the factors described in connection with operating revenues and operating expenses.

Other Consolidated Results

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Interest income	$16	$14	$2	14.3%	$42	$100	$(58)	(58.0)%
Other, net	81	37	44	nm	(1,739)	58	(1,797)	nm

Total	$97	$51	$46	90.2	$(1,697)	$158	$(1,855)	nm

nm – not meaningful

The change in Other income and (expense), net during the nine months ended September 30, 2016, compared to the similar period in 2015 was primarily driven by net early debt redemption costs of $1.8 billion recorded during the second quarter of 2016 (see “Other Items”).

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Total interest costs on debt balances	$1,214	$1,386	$(172)	(12.4)%	$3,770	$4,147	$(377)	(9.1)%
Less capitalized interest costs	176	184	(8)	(4.3)	531	405	126	31.1

Total	$1,038	$1,202	$(164)	(13.6)	$3,239	$3,742	$(503)	(13.4)

Average debt outstanding	$103,247	$112,446			$105,153	$113,459
Effective interest rate	4.7%	4.9%			4.8%	4.9%

Total interest costs on debt balances decreased during the three and nine months ended September 30, 2016, compared to the similar periods in 2015. The decrease during the three and nine months ended September 30, 2016 was primarily due to lower average debt balances and a lower effective interest rate (see “Consolidated Financial Condition”). Capitalized interest costs were higher during the nine months ended September 30, 2016, compared to the similar period in 2015, primarily due to an increase in wireless licenses that are currently under development, which was a result of our winning bid in the FCC spectrum license auction during 2015. The FCC granted us those wireless licenses on April 8, 2015.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Provision for income taxes	$1,829	$2,195	$(366)	(16.7)%	$5,029	$6,800	$(1,771)	(26.0)%
Effective income tax rate	32.8%	34.5%			35.8%	34.6%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate during the three months ended September 30, 2016, compared to the similar period in 2015, was primarily due to lower income taxes from an internal restructure in the current period as well as the effective income tax rate impact of lower income before income taxes due to greater severance, pension and benefit charges recorded in the current period. The increase in the effective income tax rate during the nine months ended September 30, 2016, compared to the similar period in 2015, was primarily due to the impact of $527 million included in the provision for income taxes from goodwill not deductible for tax purposes in connection with the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier on April 1, 2016 as well as the effective income tax rate impact of lower income before income taxes due to severance, pension and benefit charges recorded in the current period. The decrease in the provision for income taxes during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, was primarily due to the impact of lower income before income taxes due to severance, pension and benefit charges recorded in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.8 billion at September 30, 2016 and $1.6 billion at December 31, 2015. Interest and penalties related to unrecognized tax benefits were $0.2 billion (after-tax) at September 30, 2016 and $0.1 billion (after-tax) at December 31, 2015, respectively.

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

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income (loss). Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues. You can find additional information about our segments in Note 10 to the condensed consolidated financial statements.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
(dollars in millions, except	September 30,		Increase/		September 30,		Increase/
ARPA and I-ARPA)	2016	2015	(Decrease)		2016	2015	(Decrease)
Service	$16,684	$17,598	$(914)	(5.2)%	$50,234	$53,201	$(2,967)	(5.6)%
Equipment	4,124	4,292	(168)	(3.9)	11,782	11,526	256	2.2
Other	1,293	1,115	178	16.0	3,793	3,219	574	17.8

Total Operating Revenues	$22,101	$23,005	$(904)	(3.9)	$65,809	$67,946	$(2,137)	(3.1)

Connections (‘000): (1)
Retail connections					113,676	110,760	2,916	2.6
Retail postpaid connections					108,220	105,023	3,197	3.0

Net additions in period (‘000): (2)
Retail connections	525	1,209	(684)	(56.6)	1,573	2,594	(1,021)	(39.4)
Retail postpaid connections	442	1,289	(847)	(65.7)	1,697	2,988	(1,291)	(43.2)

Churn Rate:
Retail connections	1.28%	1.21%			1.23%	1.24%
Retail postpaid connections	1.04%	0.93%			0.98%	0.95%

Account Statistics:
Retail postpaid ARPA	$144.94	$152.38	$(7.44)	(4.9)	$145.12	$154.08	$(8.96)	(5.8)
Retail postpaid I-ARPA	$169.49	$164.31	$5.18	3.2	$167.23	$163.37	$3.86	2.4
Retail postpaid accounts (‘000) (1)					35,530	35,677	(147)	(0.4)
Retail postpaid connections per account (1)					3.05	2.94	0.11	3.7

(1) As of end of period

(2) Excluding acquisitions and adjustments

Wireless’ total operating revenues decreased by $0.9 billion, or 3.9%, and $2.1 billion, or 3.1%, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily as a result of declines in service and equipment revenues for the three months ended September 30, 2016 and a decline in service revenue partially offset by increases in equipment and other revenues for the nine months ended September 30, 2016.

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

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program, or on a compatible device that they already own, pay lower service fees (unsubsidized service pricing) as compared to those under fixed-term service plans.

Retail connections represent our retail customer device connections. Churn is the rate at which service to connections is terminated. Retail connections under an account may include: smartphones and basic phones (collectively, phones) as well as tablets, LTE Internet (Installed) and other connected devices, including retail IoT connections. Retail postpaid connection net additions decreased during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily due to a decrease in retail postpaid connection gross additions as well as a higher retail postpaid connection churn rate.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 3.7% as of September 30, 2016, compared to September 30, 2015. The increase in retail postpaid connections per account is primarily due to increases in Internet devices, which represented 18.1% of our retail postpaid connection base as of September 30, 2016, compared to 16.0% as of September 30, 2015.

Service Revenue

Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, decreased by $0.9 billion, or 5.2%, and $3.0 billion, or 5.6%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily driven by lower retail postpaid service revenue. Retail postpaid service revenue was negatively impacted as a result of customer migration to plans with unsubsidized service pricing. Customer migration to unsubsidized service pricing is driven in part by an increase in the activation of devices purchased under the Verizon device payment program. At September 30, 2016, approximately 60% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 33% at September 30, 2015. At September 30, 2016, approximately 41% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 22% at September 30, 2015. The decrease in service revenues was partially offset by an increase in retail postpaid connections compared to the prior year period. Service revenue plus recurring device payment plan billings related to the Verizon device payment program, which represents the total value received from our wireless connections, increased 2.3% and 2.1%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, was negatively impacted during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, as a result of customer migration to plans with unsubsidized service pricing. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, increased 3.2% and 2.4%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015.

Equipment Revenue

Equipment revenue decreased $0.2 billion, or 3.9%, during the three months ended September 30, 2016, compared to the similar period in 2015, as a result of a decline in overall sales volume, partially offset by an increase in device sales under the Verizon device payment program. Equipment revenue increased by $0.3 billion, or 2.2%, during the nine months ended September 30, 2016, compared to the similar period in 2015, as a result of an increase in device sales, primarily smartphones, under the Verizon device payment program, partially offset by a decline in device sales under the traditional fixed-term service plans as well as a decline in overall sales volumes.

Under the Verizon device payment program, we recognize a higher amount of equipment revenue at the time of sale of devices. For the three and nine months ended September 30, 2016, phone activations under the Verizon device payment program represented approximately 70% and 69%, respectively, of retail postpaid phones activated compared to approximately 58% and 49%, respectively, during the three and nine months ended September 30, 2015.

Other Revenue

Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.2 billion, or 16.0%, and $0.6 billion, or 17.8%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily due to financing revenues from our device payment program, cost recovery surcharges and a volume-driven increase in revenues related to our device protection package.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Cost of services	$2,006	$2,010	$(4)	(0.2)%	$5,932	$5,809	$123	2.1%
Cost of equipment	5,240	5,716	(476)	(8.3)	14,882	16,279	(1,397)	(8.6)
Selling, general and administrative expense	4,921	5,351	(430)	(8.0)	14,589	16,009	(1,420)	(8.9)
Depreciation and amortization expense	2,287	2,260	27	1.2	6,862	6,675	187	2.8

Total Operating Expenses	$14,454	$15,337	$(883)	(5.8)	$42,265	$44,772	$(2,507)	(5.6)

Cost of Services

Cost of services increased $0.1 billion, or 2.1%, during the nine months ended September 30, 2016, compared to the similar period in 2015, primarily due to higher rent expense as a result of an increase in macro and small cell sites, as well as a volume-driven increase in costs related to the device protection package offered to our customers. Partially offsetting these increases were decreases in network connection costs and cost of roaming.

Cost of Equipment

Cost of equipment decreased $0.5 billion, or 8.3%, and $1.4 billion, or 8.6%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily as a result of a decline in the number of smartphone units sold as well as a decrease in the average cost per unit for smartphones, driven by a shift to lower priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.4 billion, or 8.0%, and $1.4 billion, or 8.9%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily due to declines in sales commission expense, bad debt expense, employee related costs and non-income taxes. In addition, advertising expense decreased during the nine months ended September 30, 2016. The declines in sales commission expense of $0.2 billion, or 18.2%, and $1.0 billion, or 27.9%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, was driven by an overall decline in activations as well as an increase in the proportion of activations under the Verizon device payment program, which has a lower commission per unit than activations under traditional fixed-term service plans. The decline in employee related costs was a result of reduced headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense increased during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Segment Operating Income	$7,647	$7,668	$(21)	(0.3)%	$23,544	$23,174	$370	1.6%
Add Depreciation and amortization expense	2,287	2,260	27	1.2	6,862	6,675	187	2.8

Segment EBITDA	$9,934	$9,928	$6	0.1	$30,406	$29,849	$557	1.9

Segment operating income margin	34.6%	33.3%			35.8%	34.1%
Segment EBITDA margin	44.9%	43.2%			46.2%	43.9%

The changes in the table above during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Gain on spectrum license transaction	$–	$–	$142	$–
Severance, pension and benefit charges	(53)	–	(53)	–

	$(53)	$–	$89	$–

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Consumer retail	$3,174	$3,168	$6	0.2%	$9,519	$9,470	$49	0.5%
Small business	411	434	(23)	(5.3)	1,241	1,320	(79)	(6.0)

Mass Markets	3,585	3,602	(17)	(0.5)	10,760	10,790	(30)	(0.3)
Global Enterprise	2,886	2,988	(102)	(3.4)	8,749	9,042	(293)	(3.2)
Global Wholesale	1,239	1,289	(50)	(3.9)	3,778	3,938	(160)	(4.1)
Other	77	88	(11)	(12.5)	246	260	(14)	(5.4)

Total Operating Revenues	$7,787	$7,967	$(180)	(2.3)	$23,533	$24,030	$(497)	(2.1)

Connections (‘000):(1)
Total voice connections					14,194	15,324	(1,130)	(7.4)

Total Broadband connections					7,038	7,074	(36)	(0.5)
Fios Internet subscribers					5,585	5,336	249	4.7
Fios video subscribers					4,673	4,610	63	1.4

(1) As of end of period

Wireline’s revenues decreased $0.2 billion, or 2.3%, and $0.5 billion, or 2.1%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily as a result of declines in Global Enterprise and Global Wholesale. Wireline’s revenues during the nine months ended September 30, 2016 were also partially impacted by a reduction in Fios marketing activities during the union work stoppage that commenced April 13, 2016 and ended on June 1, 2016. Fios revenues were $2.8 billion and $8.3 billion, respectively, during the three and nine months ended September 30, 2016, compared to $2.7 billion and $8.0 billion, respectively, during the similar periods in 2015.

Mass Markets

Mass Markets operations provide broadband Internet and video services (including high-speed Internet, Fios Internet and Fios video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential and small business subscribers.

Mass Markets revenues decreased 0.5% and 0.3%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, as the continued decline of local exchange revenues was partially offset by increases in Fios revenues due to subscriber growth for Fios services (Internet, video and voice).

We grew our subscriber base by 0.2 million Fios Internet subscribers and 0.1 million Fios video subscribers, while also improving penetration rates within our Fios service areas for Fios Internet. As of September 30, 2016, we achieved a penetration rate of 40.4% for Fios Internet, compared to a penetration rate of 40.1% for Fios Internet as of September 30, 2015. Our Fios connection growth for the nine months ended September 30, 2016 was impacted by installation delays as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016. Consumer Fios revenues increased $0.1 billion, or 4.2%, and $0.3 billion, or 4.4%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015. Fios represented approximately 82% of Consumer retail revenue for both the three and nine months ended September 30, 2016, compared to approximately 79% during the similar periods in 2015.

The decline of local exchange revenues was primarily due to a 7.3% decline in Consumer retail voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as Fios digital voice connections. There was also a 7.6% decline in Small business retail voice connections, reflecting competition and a shift to both IP and high-speed circuits, primarily in areas outside of our Fios footprint.

Global Enterprise

Global Enterprise offers advanced information and communication technology services and other traditional communications services to medium and large business customers, multinational corporations and state and federal government customers.

Global Enterprise revenues decreased $0.1 billion, or 3.4%, and $0.3 billion, or 3.2%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, due to declines in traditional data and advanced networking solutions, Cloud and IT services and voice communications services. Also contributing to the decrease was the negative impact of foreign exchange rates. Our traditional data networking services, which consist of traditional circuit-based services such as frame relay, private line and legacy data networking services, our advanced networking solutions, which include Private IP, Public Internet, Ethernet and optical network services, and our Cloud and IT services declined as a result of competitive pressures.

Global Wholesale

Global Wholesale provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Global Wholesale revenues decreased $0.1 billion, or 3.9%, and $0.2 billion, or 4.1%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily due to declines in data revenues and traditional voice revenues driven by the effect of technology substitution as well as continuing contraction of market rates due to competition. As a result of technology substitution, the number of core data circuits at September 30, 2016 experienced a 16.3% decline compared to September 30, 2015. The decline in traditional voice revenue is driven by a 6.1% decline in domestic wholesale connections at September 30, 2016, compared to September 30, 2015.

Operating Expenses

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Cost of services	$4,440	$4,695	$(255)	(5.4)%	$14,191	$14,184	$7	–%
Selling, general and administrative expense	1,693	1,770	(77)	(4.4)	5,080	5,421	(341)	(6.3)
Depreciation and amortization expense	1,498	1,611	(113)	(7.0)	4,636	4,953	(317)	(6.4)

Total Operating Expenses	$7,631	$8,076	$(445)	(5.5)	$23,907	$24,558	$(651)	(2.7)

Cost of Services

Cost of services decreased $0.3 billion, or 5.4% and were unchanged, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015. The decrease during the three months ended September 30, 2016 was due to a decline in net pension and postretirement benefit cost as well as a decline in access costs, driven by declines in overall wholesale long distance volumes and rates. These decreases were partially offset by an increase in content costs associated with programming license fee increases and continued Fios subscriber growth. During the nine months ended September 30, 2016, cost of services was impacted by $0.4 billion of incremental costs incurred as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016 as well as an increase in content costs associated with programming license fee increases and continued Fios subscriber growth partially offset by a decline in access costs, driven by declines in overall wholesale long distance volumes and rates, a decline in net pension and postretirement benefit cost, as well as declines in employee costs as a result of reduced headcount.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.1 billion, or 4.4%, and $0.3 billion, or 6.3%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily due to decreases in transaction taxes and regulatory expenses, a decline in net pension and postretirement benefit cost as well as declines in employee costs as a result of reduced headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.1 billion, or 7.0%, and $0.3 billion, or 6.4%, respectively, during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, primarily due to decreases in net depreciable assets.

Segment Operating Income (Loss) and EBITDA

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
(dollars in millions)	2016	2015	(Decrease)		2016	2015	(Decrease)
Segment Operating Income (Loss)	$156	$(109)	$265	nm	$(374)	$(528)	$154	(29.2)%
Add Depreciation and amortization expense	1,498	1,611	(113)	(7.0)%	4,636	4,953	(317)	(6.4)

Segment EBITDA	$1,654	$1,502	$152	10.1	$4,262	$4,425	$(163)	(3.7)

Segment operating income (loss) margin	2.0%	(1.4)%			(1.6)%	(2.2)%
Segment EBITDA margin	21.2%	18.9%			18.1%	18.4%

nm – not meaningful

The changes in the table above during the three and nine months ended September 30, 2016, compared to the similar periods in 2015, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireline segment Operating income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Impact of divested operations	$–	$717	$661	$2,109

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

Gain on Access Line Sale

During the second quarter of 2016, we completed the sale of the local exchange business and related landline activities in California, Florida and Texas. As a result of this transaction, we recorded a pre-tax gain of approximately $1.0 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2016. The pre-tax gain included a $0.5 billion pension and postretirement benefit curtailment gain due to the elimination of the accrual of pension and other postretirement benefits for some or all future services of a significant number of employees covered in three of our defined benefit pension plans and one of our other postretirement benefit plans.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the access line sale described above.

Severance, Pension and Benefit Charges

During the three months ended September 30, 2016, we recorded net pre-tax severance, pension and benefit charges of approximately $0.8 billion primarily for our pension plans in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charges of $0.6 billion primarily related to settlements for employees who received lump-sum distributions in five of our defined benefit pension plans. The charges were primarily driven by a decrease in our discount rate assumption of $0.8 billion used to determine the current year liabilities of our pension plans, partially offset by the difference between our expected return on assets of 7.0% and our annualized actual return on assets of 11.0% at August 31, 2016 ($0.2 billion). Our weighted average discount rate assumption was 3.61% at August 31, 2016. As part of this charge, we recorded severance costs of $0.2 billion under our existing separation plans.

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

During the three months ended March 31, 2016, we also recorded a net pre-tax pension and benefit remeasurement charge of $0.2 billion related to settlements for employees who received lump-sum distributions in one of Verizon’s defined benefit pension plans.

During the three and nine months ended September 30, 2015, we recorded net pre-tax pension remeasurement charges of approximately $0.3 billion, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charges relate to settlements for employees who received lump-sum distributions in four of Verizon’s seven defined benefit pension plans. The pension remeasurement charges from the impacted plans were primarily driven by a $0.7 billion loss resulting from the difference between our expected return on assets assumption of 7.25% at December 31, 2014 and our annualized actual return on assets of 1.96% at September 30, 2015, as well as other losses of $0.1 billion. These losses were partially offset by a gain of $0.5 billion resulting from an increase in our discount rate assumption used to determine the current year liabilities of our pension plans. Our weighted-average discount rate assumption increased from 4.2% at December 31, 2014 to 4.5% at September 30, 2015.

In accordance with our accounting policy for pension and other postretirement benefits, in the fourth quarter of 2016 we will remeasure our pension and other postretirement assets and liabilities based on updated actuarial assumptions. This remeasurement could result in significant charges or credits to one or more of our pension and other postretirement benefit plans.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the pension and benefit remeasurement described above.

Gain on Spectrum License Transaction

During the first quarter of 2016, we completed a license exchange transaction with affiliates of AT&T Inc. (AT&T) to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. As a result of this non-cash exchange, we received $0.4 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2016.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the gain on the spectrum license transaction described above.

Impact of Divested Operations

On April 1, 2016, we completed the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the historical financial results of the divested operations described above.

Consolidated Financial Condition

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Cash Flows Provided By (Used In)
Operating activities	$17,629	$28,426	$(10,797)
Investing activities	(2,539)	(24,596)	22,057
Financing activities	(13,119)	(10,553)	(2,566)

Increase (Decrease) In Cash and Cash Equivalents	$1,971	$(6,723)	$8,694

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

Our available external financing arrangements include an active commercial paper program, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities and privately-placed capital market securities. In addition, our available arrangements to monetize our device payment plan agreement receivables include asset-backed securitizations and sales of selected receivables to relationship banks.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the nine months ended September 30, 2016 decreased by $10.8 billion, compared to the similar period in 2015, primarily due to working capital impacts related to our asset-backed securitizations, an increase in income taxes paid as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier, one-time favorable tax law changes in 2015 that do not recur in 2016 and the timing of tax payments under the estimated payment rules, a decline in earnings, as well as $2.4 billion of proceeds received in the nine months ended September 30, 2015 as a result of our transaction (Tower Monetization Transaction) with American Tower Corporation (American Tower).

During the nine months ended September 30, 2016 and 2015, we received cash proceeds related to new sales of wireless device payment plan agreement receivables to a group of primarily relationship banks of $2.0 billion and $4.5 billion, respectively, which were recorded within cash flow provided by operating activities. See Note 5 to the condensed consolidated financial statements for more information. During the nine months ended September 30, 2016, we began to monetize our wireless device payment plan agreement receivables through asset-backed debt transactions, which were recorded within cash flow used in financing activities. See Note 4 to the condensed consolidated financial statements and “Cash Flows Used in Financing Activities” for more information.

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

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015
Wireless	$7,776	$8,466
Wireline	2,856	3,413
Other	766	661

	$11,398	$12,540

Total as a percentage of revenue	12.2%	12.9%

Capital expenditures decreased at Wireless during the nine months ended September 30, 2016, compared to the similar period in 2015, primarily due to the timing of investments to increase the capacity of our 4G LTE network. Capital expenditures declined at Wireline as a result of reduced capital spending during the work stoppage that commenced April 13, 2016 and ended June 1, 2016, and capital expenditures related to the local exchange business and related landline activities in California, Florida and Texas that were sold to Frontier on April 1, 2016.

Acquisitions

On July 29, 2016, Verizon acquired Telogis, Inc., a global, cloud-based mobile enterprise management software business for $0.9 billion of cash consideration.

During the nine months ended September 30, 2016, we acquired various other businesses and investments for cash consideration that was not significant.

Dispositions

During the nine months ended September 30, 2016, we received cash proceeds of $9.9 billion in connection with the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier on April 1, 2016.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2016 and 2015, net cash used in financing activities was $13.1 billion and $10.6 billion, respectively.

During the nine months ended September 30, 2016, our net cash used in financing activities of $13.1 billion was primarily driven by repayments of long-term debt borrowings and capital lease obligations of $14.5 billion and $6.9 billion paid in cash dividends. These uses of cash were partially offset by proceeds from long-term borrowings of $10.7 billion, including proceeds of $2.6 billion from our asset-backed debt transactions.

Proceeds from and Repayments of Long-Term Borrowings

At September 30, 2016, our total debt decreased to $106.6 billion compared to $109.7 billion at December 31, 2015, primarily as a result of early debt redemptions during the second quarter of 2016 partially offset by issuances of long-term debt in the third quarter of 2016. During the nine months ended September 30, 2016 and 2015, our effective interest rate was 4.8% and 4.9%, respectively. See Note 4 to the condensed consolidated financial statements for additional details regarding our debt activity.

At September 30, 2016, approximately $8.1 billion, or 7.6%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily the Euro and British Pound Sterling. We have entered into cross currency swaps in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See “Market Risk” for additional information.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Asset-Backed Debt

As of September 30, 2016, the carrying value of our asset-backed debt was $2.6 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (the ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed securitization bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred device payment plan agreement receivables and future collections on such receivables. The device payment plan agreement receivables transferred to the ABS Entities and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of device payment plan agreement receivables, and other obligations arising from our asset-backed debt transactions, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors or Banks, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt and do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, Verizon has agreed to guarantee certain of the payment obligations of Cellco Partnership and the Originators to the ABS Entities.

Cash collections on the device payment plan agreement receivables are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets on our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions, deposits to the segregated accounts and payments to the Originators in respect of additional transfers of device payment plan agreement receivables are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. Repayments of our asset-backed debt and related interest payments made from the segregated accounts are non-cash activities and therefore not reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included on our condensed consolidated balance sheets.

Other, net

Other, net financing activities during the nine months ended September 30, 2016 includes net early debt redemption costs of $1.8 billion. See “Other Items” for additional information related to the early debt redemption costs incurred during the second quarter of 2016.

Credit Facility

On September 23, 2016, we amended our $8.0 billion credit facility to increase the availability to $9.0 billion and extend the maturity to September 23, 2020. As of September 30, 2016, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the third quarter of 2016, Verizon’s Board of Directors increased our quarterly dividend payments by 2.2% to $.5775 per share from $.565 cents per share in the prior year period. During the nine months ended September 30, 2016, we paid $6.9 billion in cash dividends.

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

Change In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2016 totaled $6.4 billion, a $2.0 billion increase compared to Cash and cash equivalents at December 31, 2015, primarily as a result of the factors discussed above.

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

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Net cash provided by operating activities	$17,629	$28,426	$(10,797)
Less Capital expenditures (including capitalized software)	11,398	12,540	(1,142)

Free cash flow	$6,231	$15,886	$(9,655)

The change in Free cash flow during the nine months ended September 30, 2016, compared to the similar period in 2015, was primarily due to working capital impacts related to our asset-backed securitizations, an increase in income taxes paid as a result of the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier, one-time favorable tax law changes in 2015 that do not recur in 2016 and the timing of tax payments under the estimated payment rules, a decline in earnings as well as $2.4 billion of proceeds received in the nine months ended September 30, 2015 related to the Tower Monetization Transaction attributable to the portion of the towers for which the right-of-use has passed to the tower operator. These decreases were partially offset by a $1.1 billion decrease in capital expenditures.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, foreign currency and prepaid forwards and collars, interest rate swap agreements, commodity swap and forward agreements, interest rate locks and interest rate caps. We do not hold derivatives for trading purposes.

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in optimizing exposure to various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. We posted collateral of approximately $0.2 billion and $0.1 billion related to derivative contracts under collateral exchange arrangements at September 30, 2016 and December 31, 2015, respectively. During 2015, we paid an immaterial amount of cash to enter into amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote. As such, we do not expect that our results of operations or financial condition will be materially affected by these risk management strategies.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2016, approximately 81% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.2 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. At September 30, 2016 and December 31, 2015, the fair value of these contracts was $0.4 billion and $0.1 billion, respectively, which was primarily included within Other assets on our condensed consolidated balance sheets. At September 30, 2016 and December 31, 2015, the total notional amount of the interest rate swaps was $7.9 billion and $7.6 billion, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we have entered into forward interest rate swaps. We designated these contracts as cash flow hedges. These forward interest rate swaps were settled during the third quarter. The fair value of these contracts, which was included within Other liabilities on our condensed consolidated balance sheet, was not material at December 31, 2015. At December 31, 2015, these swaps had a notional value of $0.8 billion.

Interest Rate Caps

During the third quarter of 2016, we entered into interest rate caps to mitigate our interest exposure on our ABS Financing Facility against changes in interest rates. We have not applied hedge accounting to these interest rate caps. The fair value of these contracts was not material at September 30, 2016. At September 30, 2016, the total notional value of these contracts was $1.5 billion.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At September 30, 2016, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. The fair value of the outstanding swaps, which was primarily included within Other liabilities on our condensed consolidated balance sheets, was $1.5 billion at September 30, 2016 and $1.6 billion at December 31, 2015. At September 30, 2016 and December 31, 2015, the total notional amount of the cross currency swaps was $9.6 billion and $9.7 billion, respectively.

Net Investment Hedges

We enter into foreign currency forward contracts that are designated as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The fair value of these contracts was not material at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the total notional value of these contracts was $0.9 billion, respectively.

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

During the fourth quarter of 2016, we entered into a license exchange agreement with affiliates of AT&T to exchange certain AWS and PCS spectrum licenses. This non-cash exchange is subject to customary closing conditions and is expected to be completed in the first half of 2017. Upon completion of this transaction, we expect to record a gain which will be determined upon the closing of the transaction.

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

XO Holdings

On February 20, 2016, Verizon entered into a purchase agreement to acquire XO Holdings’ wireline business which owns and operates one of the largest fiber-based IP and Ethernet networks outside of Verizon’s footprint for approximately $1.8 billion, subject to adjustment. The transaction is targeted to close by the end of the first quarter of 2017, subject to regulatory approvals. Separately, Verizon entered into an agreement to lease certain wireless spectrum from XO Holdings and has an option, exercisable under certain circumstances, to buy the XO Holdings’ entity that owns its wireless spectrum.

Other

Acquisition of Yahoo! Inc.’s Operating Business

On July 23, 2016, we entered into the Purchase Agreement with Yahoo. Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we will acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments. Prior to the closing of the Transaction, pursuant to a reorganization agreement, Yahoo will transfer all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries to be acquired in the Transaction. The assets to be acquired will not include Yahoo’s cash, its ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo or certain non-core intellectual property. We will receive for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that is not being conveyed with the business.

Yahoo employees who transfer to Verizon will have any unvested Yahoo restricted stock units that they hold converted into cash-settleable Verizon restricted stock units, which will have the same vesting schedule as their Yahoo restricted stock units. The value of those outstanding restricted stock units on the date of signing was approximately $1.1 billion.

The Transaction is subject to customary regulatory approvals and closing conditions, including the approval of Yahoo’s stockholders.

On September 22, 2016, Yahoo announced that it had confirmed that a copy of certain information associated with at least 500 million user accounts was stolen from its network in late 2014. This could result in a material adverse effect under the terms of our agreement. We are continuing to evaluate the impacts of this event on the transaction.

Other

On July 29, 2016, Verizon acquired Telogis, Inc., a global, cloud-based mobile enterprise management software business for $0.9 billion of cash consideration.

On July 30, 2016, we entered into an agreement (the Transaction Agreement) to acquire Fleetmatics, a public limited company incorporated in Ireland. Fleetmatics is a leading global provider of fleet and mobile workforce management solutions. Under the terms of the Transaction Agreement, we will acquire Fleetmatics pursuant to a scheme of arrangement under the Irish Companies Act 2014 for $60.00 per ordinary share in cash, representing a value of approximately $2.4 billion. The acquisition is subject to customary regulatory approvals and closing conditions, including the approval of Fleetmatics’ shareholders and the sanction of the scheme of arrangement by the Irish High Court. Approval from Fleetmatics’ shareholders has been obtained. We expect this transaction to close in the fourth quarter of 2016.

From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 2 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of September 30, 2016.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2016.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. We are continuing an initiative to standardize and centralize transaction-processing activities within our accounting and finance processes, which we expect to continue over the next several years. This initiative will incorporate certain changes in personnel as well. In connection with this initiative and the resulting changes in our accounting processes, the Company has reviewed the design and documentation of our internal control system and enhanced our processes as needed to ensure that controls over our financial reporting remain effective.

Except as noted above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2016. At September 30, 2016, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 97.2 million.

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

VERIZON COMMUNICATIONS INC.

Date: October 26, 2016	By	/s/ Anthony T. Skiadas
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