Form 10-Q
period 2017-03-31
VERIZON COMMUNICATIONS INC
filed 2017-04-27
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At March 31, 2017, 4,079,369,367 shares of the registrant’s common stock were outstanding, after deducting 163,004,873 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions, except per share amounts) (unaudited)	2017	2016

Operating Revenues
Service revenues and other	$26,050	$28,217
Wireless equipment revenues	3,764	3,954

Total Operating Revenues	29,814	32,171

Operating Expenses
Cost of services (exclusive of items shown below)	6,858	7,614
Wireless cost of equipment	4,808	4,998
Selling, general and administrative expense	6,908	7,600
Depreciation and amortization expense	4,059	4,017

Total Operating Expenses	22,633	24,229

Operating Income	7,181	7,942
Equity in losses of unconsolidated businesses	(21)	(20)
Other income and (expense), net	(846)	32
Interest expense	(1,132)	(1,188)

Income Before Provision For Income Taxes	5,182	6,766
Provision for income taxes	(1,629)	(2,336)

Net Income	$3,553	$4,430

Net income attributable to noncontrolling interests	$103	$120
Net income attributable to Verizon	3,450	4,310

Net Income	$3,553	$4,430

Basic Earnings Per Common Share
Net income attributable to Verizon	$.85	$1.06
Weighted-average shares outstanding (in millions)	4,082	4,080

Diluted Earnings Per Common Share
Net income attributable to Verizon	$.84	$1.06
Weighted-average shares outstanding (in millions)	4,087	4,085

Dividends declared per common share	$0.5775	$0.5650

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2017	2016

Net Income	$3,553	$4,430
Other Comprehensive Loss, net of taxes
Foreign currency translation adjustments	77	30
Unrealized loss on cash flow hedges	(18)	(58)
Unrealized gain (loss) on marketable securities	14	(18)
Defined benefit pension and postretirement plans	(137)	(45)

Other comprehensive loss attributable to Verizon	(64)	(91)

Total Comprehensive Income	$3,489	$4,339

Comprehensive income attributable to noncontrolling interests	$103	$120
Comprehensive income attributable to Verizon	3,386	4,219

Total Comprehensive Income	$3,489	$4,339

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At March 31, 2017	At December 31, 2016

Assets
Current assets
Cash and cash equivalents	$4,307	$2,880
Accounts receivable, net of allowances of $851 and $845	16,863	17,513
Inventories	1,194	1,202
Assets held for sale	149	882
Prepaid expenses and other	4,645	3,918

Total current assets	27,158	26,395

Plant, property and equipment	235,550	232,215
Less accumulated depreciation	150,337	147,464

Plant, property and equipment, net	85,213	84,751

Investments in unconsolidated businesses	1,080	1,110
Wireless licenses	87,754	86,673
Goodwill	27,630	27,205
Other intangible assets, net	8,912	8,897
Non-current assets held for sale	762	613
Other assets	8,222	8,536

Total assets	$246,731	$244,180

Liabilities and Equity
Current liabilities
Debt maturing within one year	$3,707	$2,645
Accounts payable and accrued liabilities	14,826	19,593
Other	8,131	8,102

Total current liabilities	26,664	30,340

Long-term debt	112,839	105,433
Employee benefit obligations	22,079	26,166
Deferred income taxes	47,847	45,964
Other liabilities	12,265	12,245

Equity
Series preferred stock ($.10 par value; none issued)	–	–
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	11,161	11,182
Reinvested earnings	16,153	15,059
Accumulated other comprehensive income	2,609	2,673
Common stock in treasury, at cost	(7,144)	(7,263)
Deferred compensation – employee stock ownership plans and other	290	449
Noncontrolling interests	1,544	1,508

Total equity	25,037	24,032

Total liabilities and equity	$246,731	$244,180

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Three Months Ended March 31,
(dollars in millions) (unaudited)	2017	2016

Cash Flows from Operating Activities
Net Income	$3,553	$4,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,059	4,017
Employee retirement benefits	(111)	356
Deferred income taxes	2,025	167
Provision for uncollectible accounts	330	353
Equity in losses of unconsolidated businesses, net of dividends received	28	29
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(4,694)	(1,162)
Discretionary contributions to qualified pension plans	(3,411)	–
Other, net	(98)	(693)

Net cash provided by operating activities	1,681	7,497

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(3,067)	(3,387)
Acquisitions of businesses, net of cash acquired	(1,746)	(161)
Acquisitions of wireless licenses	(196)	(131)
Other, net	176	243

Net cash used in investing activities	(4,833)	(3,436)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	13,054	–
Proceeds from asset-backed long-term borrowings	1,283	–
Repayments of long-term borrowings and capital lease obligations	(5,592)	(376)
Decrease in short-term obligations, excluding current maturities	(52)	(40)
Dividends paid	(2,354)	(2,302)
Other, net	(1,760)	33

Net cash provided by (used in) financing activities	4,579	(2,685)

Increase in cash and cash equivalents	1,427	1,376
Cash and cash equivalents, beginning of period	2,880	4,470

Cash and cash equivalents, end of period	$4,307	$5,846

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Verizon Communications Inc. and Subsidiaries

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior year amounts to conform to the current year presentation.

Earnings Per Common Share

There were a total of approximately 5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2017 and 2016, respectively. There were no outstanding options to purchase shares that would have been anti-dilutive for the three months ended March 31, 2017 and 2016, respectively.

Recently Adopted Accounting Standards

In January 2017, the accounting standard update related to the simplification of the accounting for goodwill impairment was issued. The amendments in this update eliminate the requirement to perform step two of the goodwill impairment test, which requires a hypothetical purchase price allocation when an impairment is determined to have occurred. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted for any interim or annual impairment tests performed after January 1, 2017. Verizon early adopted this standard as of January 1, 2017.

In March 2016, the accounting standard update related to employee share-based payment accounting was issued. This standard update intends to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard update is effective as of the first quarter of 2017. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In March 2017, the accounting standard update related to the presentation of net periodic pension cost and net periodic postretirement benefit cost was issued. The amendments in this update require an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, including the recognition of prior service credits, will be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component of pension and other postretirement benefit costs to be eligible for capitalization when applicable. The amendments in this update would be applied retrospectively for the presentation of the service cost component and other components of net periodic benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets. Disclosures of the nature of and reason for the change in accounting principle would be required in the first interim and annual reporting periods of adoption. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. The impact of the retrospective adoption of this standard update will be an increase to consolidated operating income of approximately $2.2 billion and no impact to consolidated net income for the year ended December 31, 2016.

In February 2017, the accounting standard to clarify the derecognition of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, was issued. The new guidance defines an “in substance nonfinancial asset” as an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The standard requires entities to derecognize nonfinancial assets or in substance nonfinancial assets when the entity no longer has (or ceases to have) a controlling financial interest in the legal entity that holds the asset and the entity transfers control of the asset. The standard update also unifies guidance related to partial sales of nonfinancial assets to be more consistent with the sale of a business. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In January 2017, the accounting standard update to provide clarification on the definition of a business was issued. The amendments in this update provide a framework, the screen, in which to evaluate whether a set of transferred assets and activities is a business. The screen requires that the set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The standard also aligns the definition of outputs with how outputs are described in ASC 606. This standard is effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In November 2016, the accounting standard update related to the classification and presentation of changes in restricted cash was issued. The amendments in this update require that cash and cash equivalent balances in a statement of cash flows include those amounts deemed to be restricted cash and restricted cash equivalents. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In August 2016, the accounting standard update related to the classification of certain cash receipts and cash payments was issued. This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements. We expect the amendment relating to beneficial interests in securitization transactions will have an impact on our presentation of collections of the deferred purchase price from sales of wireless device payment plan agreement receivables in our condensed consolidated statements of cash flows. Upon adoption of this standard update in the first quarter of 2018, we expect to retrospectively reclassify approximately $1.1 billion of collections of deferred purchase price related to collections from customers for the year ended December 31, 2016 from Cash flows from operating activities to Cash flows from investing activities in our consolidated statements of cash flows.

In June 2016, the accounting standard update related to the measurement of credit losses was issued. This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In February 2016, the accounting standard update related to leases was issued. This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however, early adoption is permitted. Verizon’s current operating lease portfolio is primarily comprised of network, real estate, and equipment leases. Upon adoption of this standard, we expect our balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. We have established a cross-functional coordinated implementation team to implement the standard update related to leases. We are in the process of assessing the impact to our systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update along with related subsequently issued updates clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP). The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delayed the effective date of this standard until the first quarter of 2018, at which time we plan to adopt the standard using the modified retrospective approach.

We are in the process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of our contractual arrangements and our mix of business. Upon adoption, we expect that the allocation of revenue between equipment and service for our wireless fixed-term service plans will result in more revenue allocated to equipment and recognized earlier as compared with current GAAP. We expect the timing of recognition of our sales commission expenses will also be impacted, as a substantial portion of these costs, which are currently expensed, will be capitalized and amortized as described above. In 2016, total sales commission expenses were approximately $4.2 billion. In 2017, we expect total sales commission expenses to decline as our wireless customers continue to migrate from our fixed-term service plans to device payment plans which have lower commission structures.

We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified and are in the process of implementing changes to our systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

2.	Acquisitions and Divestitures

Wireless

Spectrum License Transactions

During the fourth quarter of 2016, we entered into a license exchange agreement with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. This non-cash exchange was completed in February 2017, at which time we received $1.0 billion of AWS and PCS spectrum licenses at fair value and recorded a pre-tax gain of $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the three months ended March 31, 2017.

During the first quarter of 2017, we entered into a license exchange agreement with affiliates of Sprint Corporation, which provides for the exchange of certain PCS spectrum licenses. These wireless licenses are classified as Assets held for sale on our condensed consolidated balance sheet as of March 31, 2017. This non-cash exchange is expected to be completed in the second quarter of 2017 and we expect to record an immaterial gain.

During the three months ended March 31, 2017, we acquired various other wireless licenses for cash consideration that was not significant.

Wireline

XO Holdings

In February 2017, we completed our acquisition of XO Holdings’ wireline business (XO), which owns and operates one of the largest fiber-based Internet Protocol (IP) and Ethernet networks, for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015. Separately, in February 2016, we entered into an agreement to lease certain wireless spectrum from a wholly-owned subsidiary of XO Holdings that holds its wireless spectrum, which included an option to buy the subsidiary. In April 2017, Verizon exercised its option to buy that subsidiary for approximately $0.2 billion, subject to certain adjustments. The transaction is subject to customary regulatory approvals and is expected to close by the end of 2017.

The condensed consolidated financial statements include the results of XO’s operations from the date the acquisition closed. Had this acquisition been completed on January 1, 2017, the results of the acquired operations of XO would not have had a significant impact on the consolidated net income attributable to Verizon.

The acquisition of XO was accounted for as a business combination. The consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. Upon closing, we recorded approximately $0.4 billion of goodwill, and $0.3 billion of other intangibles. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill recorded as a result of the XO transaction represents future economic benefits we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within our Wireline segment (see Note 3 for additional information).

Data Center Sale

On December 6, 2016, we entered into a definitive agreement, which was subsequently amended on March 21, 2017, with Equinix, Inc. pursuant to which Verizon will sell 23 customer-facing data center sites in the United States and Latin America, for approximately $3.6 billion, subject to certain adjustments. The sale does not affect Verizon’s data center services delivered from 27 sites in Europe, Asia-Pacific and Canada, or its managed hosting and cloud offerings.

We plan to account for a portion of the transaction, consisting of the data center buildings, land and related assets, as a sale of real estate. The real estate assets to be sold of $0.6 billion are currently included in Verizon’s continuing operations and classified as held and used within Plant, property and equipment, net on our condensed consolidated balance sheet at March 31, 2017. The other primarily non-real estate assets and liabilities that will be sold are currently included in Verizon’s continuing operations and reclassified as held for sale. At March 31, 2017, assets to be sold of $0.8 billion, classified as Non-current assets held for sale on our condensed consolidated balance sheet, were principally comprised of goodwill, plant, property and equipment and other intangible assets. The liabilities associated with the sale were not significant and have been included in current and non-current Other liabilities on our condensed consolidated balance sheet at March 31, 2017. The transaction is subject to customary regulatory approvals and closing conditions, and is expected to close during the first half of 2017.

Other

Acquisition of Yahoo! Inc.’s Operating Business

On July 23, 2016, Verizon entered into a stock purchase agreement (the Purchase Agreement) with Yahoo! Inc. (Yahoo). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we agreed to acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments (the Transaction). Prior to the closing of the Transaction, pursuant to a reorganization agreement, Yahoo will transfer all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries to be acquired in the Transaction. The assets to be acquired will not include Yahoo’s cash, its ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo or certain non-core intellectual property. We will receive for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that is not being conveyed with the business.

Yahoo employees who transfer to Verizon will have any unvested Yahoo restricted stock units that they hold converted into cash-settleable Verizon restricted stock units, which will have the same vesting schedule as their Yahoo restricted stock units. The value of those outstanding restricted stock units on the date of signing was approximately $1.0 billion.

On February 20, 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price will be reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments. Subject to certain exceptions, the parties also agreed that certain user security and data breaches incurred by Yahoo (and the losses arising therefrom) will be disregarded (1) for purposes of specified conditions to Verizon’s obligations to close the Transaction and (2) in determining whether a “Business Material Adverse Effect” under the Purchase Agreement has occurred.

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly owned subsidiary of Yahoo that Verizon has agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which has announced that it intends to change its name to Altaba Inc. following the closing of the Transaction) will retain 50% of certain post-closing liabilities arising out of governmental or third party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo. In accordance with the original Transaction Agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the SEC.

The Transaction remains subject to customary closing conditions, including the approval of Yahoo’s stockholders, and is expected to close in the middle of 2017.

Other

During the three months ended March 31, 2017, we acquired various other businesses and investments for cash consideration that was not significant.

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2017	$86,673
Acquisitions (Note 2)	76
Capitalized interest on wireless licenses	121
Reclassifications, adjustments and other	884

Balance at March 31, 2017	$87,754

Reclassifications, adjustments and other includes $1.0 billion received in exchanges of wireless licenses in 2017 offset by $0.1 billion of wireless licenses that are classified as Assets held for sale on our condensed consolidated balance sheet at March 31, 2017 (see Note 2 for additional information).

At March 31, 2017, approximately $10.0 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

The average remaining renewal period for our wireless licenses portfolio was 5.3 years as of March 31, 2017.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2017	$18,393	$3,784	$5,028	$27,205
Acquisitions (Note 2)	–	418	2	420
Reclassifications, adjustments and other	–	3	2	5

Balance at March 31, 2017	$18,393	$4,205	$5,032	$27,630

During the first quarter of 2017, we recognized goodwill of $0.4 billion in Wireline as a result of the acquisition of XO (see Note 2 for additional information).

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At March 31, 2017			At December 31, 2016
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 10 years)	$3,163	$(548)	$2,615	$2,884	$(480)	$2,404
Non-network internal-use software (5 to 7 years)	16,459	(11,251)	5,208	16,135	(10,913)	5,222
Other (6 to 25 years)	1,707	(618)	1,089	1,854	(583)	1,271

Total	$21,329	$(12,417)	$8,912	$20,873	$(11,976)	$8,897

We recognized other intangible assets of $0.3 billion (primarily customer lists) in Wireline as a result of the acquisition of XO (see Note 2 for additional information).

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended March 31,
2017	$ 452
2016	435

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2017	$ 1,438
2018	1,632
2019	1,409
2020	1,168
2021	985

4.	Debt

Changes to debt during the three months ended March 31, 2017 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2017	$2,645	$105,433	$108,078
Proceeds from long-term borrowings	65	12,989	13,054
Proceeds from asset-backed long-term borrowings	–	1,283	1,283
Repayments of long-term borrowings and capital leases obligations	(201)	(5,391)	(5,592)
Decrease in short-term obligations, excluding current maturities	(52)	–	(52)
Reclassifications of long-term debt	1,165	(1,165)	–
Other	85	(310)	(225)

Balance at March 31, 2017	$3,707	$112,839	$116,546

January Exchange Offers and Cash Offers

On January 25, 2017, we commenced eighteen separate private offers to exchange (the January Exchange Offers) specified series of outstanding Notes issued by Verizon Communications (the Old Notes) for new Notes to be issued by Verizon Communications and, for certain series, cash. In connection with the January Exchange Offers, which expired on January 31, 2017 and settled on February 3, 2017, we issued $3.2 billion aggregate principal amount of Verizon Communications 2.946% Notes due 2022 (the 2022 New Notes), $1.7 billion aggregate principal amount of Verizon Communications 4.812% Notes due 2039 (the 2039 New Notes) and $4.1 billion aggregate principal amount of Verizon Communications 5.012% Notes due 2049 (the 2049 New Notes) plus applicable cash of $0.6 billion (not including accrued and unpaid interest on the Old Notes) in exchange for $8.3 billion aggregate principal amount of tendered Old Notes.

We concurrently commenced eighteen separate offers to purchase for cash (the January Cash Offers) the Old Notes. In connection with the January Cash Offers, which expired on January 31, 2017 and settled on February 3, 2017, we repurchased $0.5 billion aggregate principal amount of Old Notes for $0.5 billion, exclusive of accrued interest. On February 10, 2017, we purchased for $0.1 billion, exclusive of accrued interest, an additional $0.1 billion of Old Notes (the “subsequent cash purchases”) from certain holders whose tenders of Old Notes in the January Cash Offers had been rejected.

The table below lists the series of Old Notes included in the January Exchange Offers for the 2022 New Notes and the January Cash Offers, referred to as Group 1:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted for Exchange	Principal Amount Accepted for Cash (1)
Verizon Communications Inc.	5.500%	2018	$737	$83	$8
	6.100%	2018	753	77	9
	3.650%	2018	2,698	508	97
	2.550%	2019	500	154	35
	1.375%	2019	1,000	376	38
	2.625%	2020	3,304	1,925	55

				$3,123	$242

(1)	Includes amounts acquired pursuant to the subsequent cash purchases.

The table below lists the series of Old Notes included in the January Exchange Offers for the 2039 New Notes and the January Cash Offers, referred to as Group 2:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted for Exchange	Principal Amount Accepted for Cash (1)
Verizon Communications Inc.	5.150%	2023	$8,517	$715	$217
	7.750%	2030	930	184	4
	7.750%	2032	218	2	–
	6.400%	2033	1,729	640	6

				$1,541	$227

(1)	Includes amounts acquired pursuant to the subsequent cash purchases.

The table below lists the series of Old Notes included in the January Exchange Offers for the 2049 New Notes and the January Cash Offers, referred to as Group 3:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted for Exchange	Principal Amount Accepted for Cash (1)
Verizon Communications Inc.	5.850%	2035	$1,250	$447	$4
	6.250%	2037	636	189	5
	6.400%	2038	750	228	6
	6.900%	2038	384	111	4
	8.950%	2039	290	48	–
	7.350%	2039	412	225	1
	6.000%	2041	1,000	480	20
	6.550%	2043	4,245	1,933	46

				$3,661	$86

(1)	Includes amounts acquired pursuant to the subsequent cash purchases.

Term Loan Credit Agreements

During January 2017, we entered into a term loan credit agreement with a syndicate of major financial institutions pursuant to which we could borrow up to $5.5 billion for (i) the acquisition of Yahoo and (ii) general corporate purposes. Borrowings under the term loan credit agreement would mature 18 months following the funding date, with a partial mandatory prepayment required within six months following the funding date. None of the $5.5 billion borrowing capacity was used during the three months ended March 31, 2017. In March 2017, the term loan credit agreement was terminated in accordance with its terms and as such, the related fees were recognized in Other income and (expense), net and were not significant.

In March 2017, we prepaid $1.7 billion of the outstanding $3.3 billion term loan that matures in July 2019. During April 2017, we repaid the remaining outstanding amount under the term loan agreement.

March Tender Offer

On March 13, 2017, we announced the commencement of a tender offer (the March Tender Offer) to purchase for cash any and all of the series of notes listed below. The Tender Offer expired on March 17, 2017 and most of which was settled on March 20, 2017. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase.

(dollars in millions, except for Purchase Price)	Interest Rate	Maturity	Principal Amount Outstanding	Purchase Price (1)	Principal Amount Purchased
Verizon Communications Inc.	8.950%	2039	$242	$1,537.18	$131
	7.750%	2032	215	1,341.68	36
	6.550%	2043	2,266	1,239.85	847
	6.400%	2033	1,083	1,216.85	612
	7.350%	2039	186	1,324.60	27
	6.900%	2038	270	1,273.29	49
	7.750%	2030	742	1,379.04	160
	6.400%	2038	515	1,206.61	118
	6.250%	2037	443	1,189.56	103
	5.850%	2035	800	1,151.79	249
	6.000%	2041	500	1,151.23	206
	6.100%	2018	667	1,048.45	153
	5.500%	2018	646	1,037.01	113

Verizon New York Inc.	7.375%	2032	244	1,285.50	39
	6.500%	2028	72	1,177.23	1

Verizon Pennsylvania LLC	8.750%	2031	53	1,426.33	17
	8.350%	2030	48	1,384.37	16
	6.000%	2028	68	1,139.69	11

Verizon Delaware LLC	8.625%	2031	10	1,416.70	8

Verizon Maryland LLC	8.300%	2031	24	1,378.75	2
	8.000%	2029	28	1,332.71	1
	5.125%	2033	179	1,063.06	15

Verizon Virginia LLC	8.375%	2029	19	1,367.57	9
	7.875%	2022	57	1,206.35	–

Verizon New England Inc.	7.875%	2029	173	1,322.35	26

Verizon New Jersey Inc.	7.850%	2029	87	1,319.96	8
	8.000%	2022	146	1,227.16	25

GTE LLC	8.750%	2021	207	1,240.28	14
	6.940%	2028	413	1,270.73	85
	6.840%	2018	332	1,056.27	38

					$3,119

(1)	Per $1,000 principal amount of notes tendered.

Debt Issuances and Redemptions

During February 2017, we redeemed $0.2 billion of the $0.6 billion 6.94% GTE LLC Notes due 2028 at 124.8% of the principal amount of the notes redeemed (see “Early Debt Redemptions”).

During February 2017, we issued approximately $1.5 billion aggregate principal amount of 4.95% Notes due 2047. The issuance of these notes resulted in cash proceeds of approximately $1.5 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The net proceeds were used for general corporate purposes.

During March 2017, we issued $11.0 billion aggregate principal amount of fixed and floating rate notes. The issuance of these notes resulted in cash proceeds of approximately $10.9 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The issuance consisted of the following series of notes: $1.4 billion aggregate principal amount of Verizon Communications Floating Rate Notes due 2022, $1.85 billion aggregate principal amount of Verizon Communications 3.125% Notes due 2022, $3.25 billion aggregate principal amount of Verizon Communications 4.125% Notes due 2027, $3.0 billion aggregate principal amount of Verizon Communications 5.250% Notes due 2037, and $1.5 billion aggregate principal amount of Verizon Communications 5.500% Notes due 2047. The floating rate notes bear interest at a rate equal to the three-month LIBOR plus 1.000% which rate will be reset quarterly. The net proceeds were primarily used for the tender offer and general corporate purposes, including discretionary contributions to our qualified pension plans. We intend to use the remaining net proceeds for the financing, in whole or in part, of our pending acquisition of Yahoo.

On April 24, 2017, we redeemed in whole $0.5 billion aggregate principal amount of Verizon Communications 6.100% Notes due 2018 at 104.5% of the principal amount of such notes and $0.5 billion aggregate principal amount of Verizon Communications 5.50% Notes due 2018 at 103.3% of the principal amount of such notes, plus accrued and unpaid interest to the date of redemption.

Asset-Backed Debt

As of March 31, 2017, the carrying value of our asset-backed debt was $6.3 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed securitization bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred device payment plan agreement receivables and future collections on such receivables. The device payment plan agreement receivables transferred to the ABS Entities and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of device payment plan agreement receivables, and other obligations arising from our asset-backed debt transactions, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors or Banks, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt, but do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, Verizon has agreed to guarantee certain of the payment obligations of Cellco Partnership and the Originators to the ABS Entities.

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

Asset-Backed Notes

In March 2017, we issued approximately $1.3 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity. The Class A senior asset-backed notes have an expected weighted-average life of about 2.6 years and bear interest at 2.06% per annum, the Class B junior asset-backed notes have an expected weighted-average life of about 3.38 years and bear interest at 2.45% per annum and the Class C junior asset-backed notes have an expected weighted-average life of about 3.64 years and bear interest at 2.65% per annum.

Under the terms of the asset-backed notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity.

ABS Financing Facility

As of March 31, 2017, outstanding borrowings under the ABS Financing Facility were approximately $2.5 billion. We had the option to request an additional $0.5 billion of committed funding, which was not exercised and expired on March 31, 2017. There is a two year revolving period, which may be extended, during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity.

Although the ABS Financing Facility is fully drawn as of March 31, 2017, we have the right to prepay all or a portion thereof at any time without penalty, but in certain cases, with breakage costs. If we choose to prepay, the amount prepaid shall be available for further drawdowns until September 2018, except in certain circumstances.

Variable Interest Entities (VIEs)

The ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary as we have both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity. Therefore, the assets, liabilities and activities of the ABS Entities are consolidated in our financial results and are included in amounts presented on the face of our condensed consolidated balance sheets.

The assets and liabilities related to our asset-backed debt arrangements included on our condensed consolidated balance sheets were as follows:

(dollars in millions)	At March 31, 2017	At December 31, 2016
Assets
Account receivable, net	$4,628	$3,383
Prepaid expenses and other	298	236
Other assets	2,574	2,383

Liabilities
Accounts payable and accrued liabilities	3	4
Long-term debt	6,272	4,988

See Note 5 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities

As of March 31, 2017, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

As of March 31, 2017, the equipment credit facility insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency, was fully drawn. We had the ability to borrow up to $1.0 billion to finance network equipment-related purchases. The facility had borrowings available through June 2017, contingent upon the amount of eligible equipment-related purchases made by Verizon.

Additional Financing Activities (Non-Cash Transaction)

During the three months ended March 31, 2017, we financed, primarily through vendor financing arrangements, the purchase of approximately $0.1 billion of long-lived assets consisting primarily of network equipment. At March 31, 2017, $1.2 billion relating to vendor financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statements of cash flows.

Early Debt Redemptions

During the first quarter of 2017, we recorded a net pre-tax loss on early debt redemption of $0.8 billion primarily in connection with the January Cash Offers and the March Tender Offer.

We recognize early debt redemption costs in Other income and (expense), net on our condensed consolidated statements of income.

Guarantees

We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2017, $1.0 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2017, $0.8 billion aggregate principal amount of these obligations remain outstanding.

5.	Wireless Device Payment Plans

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their standard wireless monthly bill. As of January 2017, we no longer offer consumers fixed-term service plans for phones.

Wireless Device Payment Plan Agreement Receivables

The following table displays device payment plan agreement receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

(dollars in millions)	At March 31, 2017	At December 31, 2016
Device payment plan agreement receivables, gross	$13,154	$11,797
Unamortized imputed interest	(582)	(511)

Device payment plan agreement receivables, net of unamortized imputed interest	12,572	11,286
Allowance for credit losses	(685)	(688)

Device payment plan agreement receivables, net	$11,887	$10,598

Classified on our condensed consolidated balance sheets:
Accounts receivable, net	$7,436	$6,140
Other assets	4,451	4,458

Device payment plan agreement receivables, net	$11,887	$10,598

Included in our device payment plan agreement receivables, net at March 31, 2017 are net device payment plan agreement receivables of $7.1 billion that have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet.

We may offer our customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer will receive trade-in credits that are applied to the customer’s monthly bill. As a result, we recognize a trade-in obligation measured at fair value using weighted-average selling prices obtained in recent resales of devices eligible for trade-in. Device payment plan agreement receivables, net does not reflect this trade-in obligation. At March 31, 2017, the amount of trade-in obligations was not significant.

From time to time, on select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order.

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

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

(dollars in millions)	At March 31, 2017	At December 31, 2016
Unbilled	$12,476	$11,089
Billed:
Current	552	557
Past due	126	151

Device payment plan agreement receivables, gross	$13,154	$11,797

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2017	2016
Balance at January 1,	$688	$444
Bad debt expense	151	163
Write-offs	(154)	(95)
Allowance related to receivables sold	–	(2)
Other	–	3

Balance at March 31,	$685	$513

Sales of Wireless Device Payment Plan Agreement Receivables

During 2015 and 2016, we established programs pursuant to a Receivables Purchase Agreement, or RPA, to sell from time to time, on an uncommitted basis, eligible device payment plan agreement receivables to a group of primarily relationship banks (Purchasers) on both a revolving (Revolving Program) and non-revolving (Non-Revolving Program) basis. The receivables sold under the RPA are no longer considered assets of Verizon. The outstanding portfolio of device payment plan agreement receivables derecognized from our condensed consolidated balance sheets, but which we continue to service, was $2.7 billion at March 31, 2017 and $9.6 billion at March 31, 2016. At March 31, 2017, the total portfolio of device payment plan agreement receivables, including derecognized device payment plan agreement receivables, that we are servicing was $15.8 billion.

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

We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material. Eligible receivables under the RPA excluded device payment plan agreements where a new customer was required to provide a down payment. The sales of receivables under the RPA did not have a material impact on our condensed consolidated statements of income. The cash proceeds received from the Purchasers were recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows.

There were no sales of device payment plan agreement receivables under the Revolving Program or the Non-Revolving Program during the three months ended March 31, 2017. During the three months ended March 31, 2016, we sold $2.6 billion of receivables, net of allowances and imputed interest, under the Revolving Program. We received cash proceeds from new transfers of $2.0 billion and cash proceeds from reinvested collections of $0.2 billion and recorded a deferred purchase price of $0.4 billion.

Deferred Purchase Price

Under the RPA, the deferred purchase price was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price is contingent on collections from customers. During the three months ended March 31, 2017 and 2016, we have collected $0.3 billion and an insignificant amount, respectively, which was returned as deferred purchase price and recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows. Collections, which were returned as deferred purchase price and recorded within Cash flows provided by investing activities on our condensed consolidated statements of cash flows were not significant during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, our deferred purchase price receivable, which is held by the Sellers, was comprised of $1.4 billion included within Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2016, our deferred purchase price receivable was comprised of $1.2 billion included within Prepaid expenses and other and $0.4 billion included within Other assets in our condensed consolidated balance sheet.

Variable Interest Entities (VIEs)

Under the RPA, the Sellers’ sole business consists of the acquisition of the receivables from Cellco Partnership and certain other affiliates of Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers are not available to be used to satisfy obligations of any Verizon entities other than the Sellers. We determined that the Sellers are VIEs as they lack sufficient equity to finance their activities. Given that we have the power to direct the activities of the Sellers that most significantly impact the Sellers’ economic performance, we are deemed to be the primary beneficiary of the Sellers. As a result, we consolidate the assets and liabilities of the Sellers into our condensed consolidated balance sheet.

Continuing Involvement

Verizon has continuing involvement with the sold receivables as it services the receivables. We continue to service the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and we continue to maintain normal relationships with our customers. The credit quality of the customers we continue to service is consistent throughout the periods presented. To date, we have collected and remitted approximately $8.5 billion, net of fees. To date, cash proceeds received, net of remittances, were $1.6 billion. Credit losses on receivables sold were immaterial during the three months ended March 31, 2017 and 2016, respectively.

In addition, we have continuing involvement related to the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the agreements. The Company’s maximum exposure to loss related to the involvement with the Sellers is limited to the amount of the outstanding deferred purchase price, which was $1.4 billion as of March 31, 2017. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the proceeds withheld by the Purchasers. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

6.	Fair Value Measurements

Recurring Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$118	$–	$–	$118
Fixed income securities	–	439	–	439
Interest rate swaps	–	91	–	91
Cross currency swaps	–	63	–	63
Interest rate cap	–	7	–	7

Total	$118	$600	$–	$718

Liabilities:
Other liabilities:
Interest rate swaps	$–	$296	$–	$296
Cross currency swaps	–	1,682	–	1,682

Total	$–	$1,978	$–	$1,978

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2016:

(dollars in millions)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Other assets:
Equity securities	$123	$–	$–	$123
Fixed income securities	10	566	–	576
Interest rate swaps	–	71	–	71
Cross currency swaps	–	45	–	45
Interest rate caps	–	10	–	10

Total	$133	$692	$–	$825

Liabilities:
Other liabilities:
Interest rate swaps	$–	$236	$–	$236
Cross currency swaps	–	1,803	–	1,803

Total	$–	$2,039	$–	$2,039

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three months ended March 31, 2017 and 2016, respectively.

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

	At March 31, 2017		At December 31, 2016
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$115,536	$123,751	$107,128	$117,584

Derivative Instruments

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31, 2017	At December 31, 2016
(dollars in millions)	Notional Amount	Notional Amount
Interest rate swaps	$16,595	$13,099
Cross currency swaps	12,890	12,890
Interest rate caps	2,540	2,540

Interest Rate Swaps

We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. We record the interest rate swaps at fair value on our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the hedged debt due to changes in interest rates.

During the first quarter of 2017, we entered into interest rate swaps with a total notional value of $3.5 billion.

The ineffective portion of our interest rate swaps was not material for the three months ended March 31, 2017 and 2016, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we periodically enter into forward interest rate swaps. We designate these contracts as cash flow hedges. During the three months ended March 31, 2016, a pre-tax loss of $0.1 billion was recognized in Other comprehensive income (loss).

Cross Currency Swaps

We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three months ended March 31, 2017 and 2016, pre-tax gains of $0.1 billion and $0.2 billion, respectively, were recognized in Other comprehensive income (loss). A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income and (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations.

Net Investment Hedges

We have designated certain foreign currency instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In 2016, we designated $0.8 billion total notional value of Euro-denominated debt as a net investment hedge. The notional amount of the Euro-denominated debt as a net investment hedge was $0.8 billion at March 31, 2017 and December 31, 2016, respectively.

Undesignated Derivatives

We also have the following derivative which we use as an economic hedge but for which we have elected not to apply hedge accounting.

Interest Rate Caps

We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility. During the three months ended March 31, 2017, we recognized an immaterial increase in Interest expense.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts. Our policy is to deposit our temporary cash investments with major financial institutions. Counterparties to our derivative contracts are also major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements which provide rules for collateral exchange. We generally apply collateralized arrangements with our counterparties for uncleared derivatives to mitigate credit risk. At March 31, 2017 and December 31, 2016, we posted collateral of approximately $0.2 billion, respectively, related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. During the first quarter of 2017, we paid an immaterial amount of cash to extend amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties. We may enter into swaps on an uncollateralized basis in certain circumstances. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial condition.

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

Restricted Stock Units

The Plan provides for grants of Restricted Stock Units (RSUs). For RSUs granted prior to 2017, vesting generally occurs at the end of the third year. For the 2017 grants, vesting generally occurs in three equal installments on each anniversary of the grant date. The RSUs are generally classified as equity awards because the RSUs will be paid in Verizon common stock upon vesting. The RSU equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

(shares in thousands)	Restricted Stock Units	Performance Stock Units
Outstanding, January 1, 2017	13,308	17,919
Granted	5,105	5,837
Payments	(4,826)	(6,031)
Cancelled/Forfeited	(44)	(147)

Outstanding, March 31, 2017	13,543	17,578

As of March 31, 2017, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $0.7 billion and is expected to be recognized over approximately two years.

The RSUs granted in 2017 have a weighted-average grant date fair value of $50.09 per unit.

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

Net Periodic Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended March 31,	2017	2016	2017	2016
Service cost	$70	$80	$37	$61
Amortization of prior service cost (credit)	10	(1)	(235)	(73)
Expected return on plan assets	(316)	(271)	(13)	(15)
Interest cost	171	186	165	224
Remeasurement loss, net	–	165	–	–

Net periodic benefit (income) cost	$(65)	$159	$(46)	$197

Severance, Pension and Benefit Charges

During the three months ended March 31, 2016, we recorded a net pre-tax pension remeasurement charge of approximately $0.2 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charge relates to settlements for employees who received lump-sum distributions in one of Verizon’s seven defined benefit pension plans. The pension remeasurement charge was primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of this pension plan. Our weighted-average discount rate assumption decreased from 4.60% at December 31, 2015 to 4.21% at March 31, 2016.

Severance Payments

During the three months ended March 31, 2017, we paid severance benefits of $0.2 billion. At March 31, 2017, we had a remaining severance liability of $0.5 billion, a portion of which includes future contractual payments to employees separated as of March 31, 2017.

Employer Contributions

During the three months ended March 31, 2017, we contributed $3.6 billion to our qualified pension plans, which included $3.4 billion of discretionary contributions. The discretionary contribution together with previous estimates of $0.6 billion for minimum contributions result in an expected $4.0 billion in pension funding to qualified plans in 2017. The contributions to our nonqualified pension plans were not material during the three months ended March 31, 2017. There have been no material changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2017 as previously disclosed in Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

(dollars in millions)	Attributable to Verizon	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$22,524	$1,508	$24,032

Net income	3,450	103	3,553
Other comprehensive loss	(64)	–	(64)

Comprehensive income	3,386	103	3,489

Contributed capital	(21)	–	(21)
Dividends declared	(2,356)	–	(2,356)
Common stock in treasury	119	–	119
Distributions and other	(159)	(67)	(226)

Balance at March 31, 2017	$23,493	$1,544	$25,037

Common Stock

On February 28, 2017, our previously authorized share buyback program expired. On March 3, 2017, the Verizon Board of Directors approved a new share buyback program, which authorized the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2020. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the three months ended March 31, 2017.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.7 million common shares issued from Treasury stock during the three months ended March 31, 2017.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2017	$(713)	$(80)	$46	$3,420	$2,673
Other comprehensive income	77	83	6	–	166
Amounts reclassified to net income	–	(101)	8	(137)	(230)

Net other comprehensive income (loss)	77	(18)	14	(137)	(64)

Balance at March 31, 2017	$(636)	$(98)	$60	$3,283	$2,609

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized loss on cash flow hedges in the table above are included in Other income and (expense), net and Interest expense on our condensed consolidated statements of income (see Note 6 for additional information). The amounts reclassified to net income related to unrealized gain on marketable securities in the table above are included in Other income and (expense), net on our condensed consolidated statements of income. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense on our condensed consolidated statements of income (see Note 8 for additional information).

10.	Segment Information

Reportable Segments

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services, and customer groups, respectively. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

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

Corporate and other includes the results of our media, including AOL, telematics and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

On April 1, 2016, we completed the sale (Access Line Sale) of our local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states to Frontier Communications Corporation (Frontier). The transaction, which included the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. The results of operations for this divestiture is included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

In addition, Corporate and other includes the results of our telematics businesses for all periods presented, which were reclassified from our Wireline segment effective April 1, 2016. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

During the first quarter of 2017, Verizon reorganized the customer groups within its Wireline segment. Previously, the customer groups in the Wireline segment consisted of Mass Markets (which included Consumer Retail and Small Business subgroups), Global Enterprise and Global Wholesale. Pursuant to the reorganization, there are now four customer groups within the Wireline segment: Consumer Markets, which includes the customers previously included in Consumer Retail; Enterprise Solutions, which includes the large business customers, including multinational corporations, and federal government customers previously included in Global Enterprise; Partner Solutions, which includes the customers previously included in Global Wholesale; and Business Markets, a new customer group, which includes U.S.-based small business customers previously included in Mass Markets and U.S.-based medium business customers, state and local government customers and educational institutions previously included in Global Enterprise.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below also includes those items of a non-operational nature. We exclude from segment results the effects of certain items that management does not consider in assessing segment performance, primarily because of their non-operational nature.

We have adjusted prior period consolidated and segment information, where applicable, to conform to current period presentation.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
External Operating Revenues
Wireless
Service	$15,730	$16,769
Equipment	3,764	3,954
Other	1,282	1,196

Total Wireless	20,776	21,919

Wireline
Consumer Markets	3,201	3,180
Enterprise Solutions	2,466	2,501
Partner Solutions	1,016	1,053
Business Markets	890	870
Other	62	82

Total Wireline	7,635	7,686

Total reportable segments	$28,411	$29,605

Intersegment Revenues
Wireless	$102	$85
Wireline	241	237

Total reportable segments	$343	$322

Total Operating Revenues
Wireless	$20,878	$22,004
Wireline	7,876	7,923

Total reportable segments	$28,754	$29,927

Operating Income (Loss)
Wireless	$7,076	$7,880
Wireline	293	(67)

Total reportable segments	$7,369	$7,813

(dollars in millions)	At March 31, 2017	At December 31, 2016
Assets
Wireless	$215,206	$211,345
Wireline	68,376	66,679

Total reportable segments	283,582	278,024
Corporate and other	221,012	213,787
Eliminations	(257,863)	(247,631)

Total consolidated – reported	$246,731	$244,180

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Total reportable segment operating revenues	$28,754	$29,927
Corporate and other	1,460	1,309
Eliminations	(400)	(345)
Impact of divested operations	–	1,280

Total consolidated operating revenues	$29,814	$32,171

Fios revenues are included within our Wireline segment and amounted to approximately $2.9 billion and $2.8 billion, respectively for the three months ended March 31, 2017 and 2016.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Total reportable segment operating income	$7,369	$7,813
Corporate and other	(314)	(509)
Severance, pension and benefit charges (Note 8)	–	(165)
Gain on spectrum license transaction (Note 2)	126	142
Impact of divested operations	–	661

Total consolidated operating income	7,181	7,942

Equity in losses of unconsolidated businesses	(21)	(20)
Other income and (expense), net	(846)	32
Interest expense	(1,132)	(1,188)

Income Before Provision For Income Taxes	$5,182	$6,766

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2017 and 2016.

11.	Commitments and Contingencies

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

Verizon is currently involved in approximately 35 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and may seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband data and video, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end Global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 161,000 employees as of March 31, 2017.

To compete effectively in today’s dynamic marketplace, we are focused on transforming around the capabilities of our high-performing networks with a goal of future growth based on delivering what customers want and need in the new digital world. Our priorities for 2017 are to leverage our network leadership, retain and grow our high quality customer base while balancing profitability, enhance ecosystems in media and telematics, and drive monetization of our networks and solutions. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber-optic network that supports our businesses, maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth. We are consistently deploying new network architecture and technologies to extend our leadership in both fourth-generation (4G) and fifth-generation (5G). In addition, protecting the privacy of our customers’ information and the security of our systems and networks will continue to be a priority at Verizon. Our network leadership will continue to be the hallmark of our brand, and provide the fundamental strength at the connectivity, platform and solutions layers upon which we build our competitive advantage.

Strategic Transactions

Acquisition of Yahoo! Inc.

On July 23, 2016, Verizon entered into a stock purchase agreement (the Purchase Agreement) with Yahoo! Inc. (Yahoo). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we agreed to acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments (the Transaction). On February 20, 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price will be reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments. Subject to certain exceptions, the parties also agreed that certain user security and data breaches incurred by Yahoo (and the losses arising therefrom) will be disregarded (1) for purposes of specified conditions to Verizon’s obligations to close the Transaction and (2) in determining whether a “Business Material Adverse Effect” under the Purchase Agreement has occurred.

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly owned subsidiary of Yahoo, that Verizon has agreed to purchase pursuant to the Transaction, also entered into an amendment to a related reorganization agreement, pursuant to which Yahoo (which has announced that it intends to change its name to Altaba Inc. following the closing of the Transaction) will retain 50% of certain post-closing liabilities arising out of governmental or third party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the Securities and Exchange Commission (SEC).

The Transaction remains subject to customary closing conditions, including the approval of Yahoo’s stockholders, and is expected to close in the middle of 2017.

We believe that our acquisition of Yahoo’s operating business will help us become a scaled distributor in media. Yahoo’s operations are expected to provide us with a valuable portfolio of online content, mobile applications and viewers. Additionally, our acquisition of Yahoo’s operating business is expected to expand our analytics and ad tech capabilities which we expect will enhance both our competitive position in the mobile media marketplace and value proposition to advertisers (see Note 2 to the condensed consolidated financial statements for additional information).

Network Evolution

We are reinventing our network architecture around a common fiber platform that will support both our wireless and wireline technologies. We expect that this new “One Fiber” architecture will improve our 4G Long-Term Evolution (LTE) coverage, speed the deployment of 5G technology, deliver high-speed Fios broadband to homes and businesses and create new opportunities in the small and medium business market. We expect to have further opportunities for expansion with our acquisition of XO Holdings’ wireline business (XO), which owns and operates one of the largest fiber-based IP and Ethernet networks. We completed this acquisition on February 1, 2017 for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015.

Data Center Sale

On December 6, 2016, we entered into a definitive agreement, which was subsequently amended on March 21, 2017, with Equinix, Inc. (Equinix) pursuant to which Verizon will sell 23 customer-facing data center sites in the U.S. and Latin America, for approximately $3.6 billion, subject to certain adjustments. The sale does not affect Verizon’s data center services delivered from 27 sites in Europe, Asia-Pacific and Canada, or its managed hosting and cloud offerings. The transaction is subject to customary regulatory approvals and closing conditions, and is expected to close during the first half of 2017.

Business Overview

In the sections that follow, we provide information about the important aspects of our operations and investments, both at the consolidated and segment levels, and discuss our results of operations, financial position and sources and uses of cash. We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services, and customer groups, respectively.

Wireless

Our Wireless segment, doing business as Verizon Wireless, provides wireless communications services and products across one of the most extensive wireless networks in the U.S. We provide these services and equipment sales to consumer, business and government customers in the U.S. on a postpaid and prepaid basis. Postpaid connections represent individual lines of service for which a customer is billed in advance a monthly access charge in return for a monthly network service allowance, and usage beyond the allowance is billed monthly in arrears. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance.

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

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program, or on a compatible device that they already own, pay lower service fees (unsubsidized service pricing) as compared to those under fixed-term service plans. As of January 2017, we no longer offer consumers fixed-term service plans for phones.

We are focusing our wireless capital spending on adding capacity and density to our 4G LTE network. Approximately 97% of our total data traffic in March 2017 was carried on our 4G LTE network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Densification enables us to add capacity to manage mobile video consumption and demand for Internet of Things (IoT), as well as position us for future 5G technology. We are committed to developing and deploying 5G wireless technology. We are working with key partners to ensure the aggressive pace of innovation, standards development and appropriate requirements for this next generation of wireless technology. Based on the outcome of our ongoing pre-commercial trials, we intend to be the first company to deploy a 5G fixed wireless broadband network in the U.S. We expect to launch a fixed commercial wireless service supported by this network in 2018, depending on the results of pre-commercial trials, which are ongoing.

Wireline

Our Wireline segment provides voice, data and video communications products and enhanced services, including broadband video and data, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world.

In our Wireline business, to compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. We expect our One Fiber initiative in Wireline will allow us to densify our 4G LTE wireless network as well as position us for future 5G technology. We also continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability for our Fios services.

Corporate and Other

Corporate and other includes the results of our media, including AOL Inc. (AOL), telematics and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested operations and other adjustments and gains and losses that are not allocated in assessing segment performance due to their non-operational nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

On April 1, 2016, we completed the sale (Access Line Sale) of our local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states to Frontier Communications Corporation (Frontier). The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. The results of operations for this divestiture is included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker. See “Impact of Divested Operations” and Note 10 to the condensed consolidated financial statements for additional information.

In addition, Corporate and other includes the results of our telematics businesses for all periods presented, which were reclassified from our Wireline segment effective April 1, 2016. The impact of this reclassification was not material to our condensed consolidated financial statements or our segment results of operations.

We are also building our growth capabilities in the emerging IoT market by developing business models to monetize usage on our network at the connectivity and platform layers. For the three months ended March 31, 2017, we recognized IoT revenues, which represent revenues on IoT product and connectivity service revenues, of $0.3 billion, a 75% increase compared to the prior year period. This increase was primarily attributable to our acquisitions of Fleetmatics and Telogis in the second half of 2016, which will enable us to provide a more comprehensive suite of services and solutions in the Telematics market.

Capital Expenditures and Investments

We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2017, these investments included $3.1 billion for capital expenditures. See “Cash Flows Used in Investing Activities” and “Operating Environment and Trends” for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Trends

There have been no significant changes to the information related to trends affecting our business that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight items of a non-operational nature that are not included in our segment results. In “Segment Results of Operations,” we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Wireless	$20,878	$22,004	$(1,126)	(5.1)%
Wireline	7,876	7,923	(47)	(0.6)
Corporate and other	1,460	2,589	(1,129)	(43.6)
Eliminations	(400)	(345)	(55)	15.9

Consolidated Revenues	$29,814	$32,171	$(2,357)	(7.3)

The decrease in consolidated revenues during the three months ended March 31, 2017, compared to the similar period in 2016, was primarily due to declines in revenues at our Wireless segment as well as a decline in revenues within Corporate and other.

Wireless’ revenues decreased $1.1 billion, or 5.1%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily as a result of declines in service revenue, driven by decreased overage revenue, lower postpaid customers in the quarter and impacts from promotional activity.

Revenues for our segments are discussed separately below under the heading “Segment Results of Operations.”

Corporate and other revenues decreased $1.1 billion, or 43.6%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily as a result of the Access Line Sale on April 1, 2016 (see “Impact of Divested Operations”). This decrease was partially offset by fleet service growth in our telematics businesses. During 2017, our media business represented approximately 50% of revenues in Corporate and other, comprised primarily of revenues from AOL.

Consolidated Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Cost of services	$6,858	$7,614	$(756)	(9.9)%
Wireless cost of equipment	4,808	4,998	(190)	(3.8)
Selling, general and administrative expense	6,908	7,600	(692)	(9.1)
Depreciation and amortization expense	4,059	4,017	42	1.0

Consolidated Operating Expenses	$22,633	$24,229	$(1,596)	(6.6)

Cost of Services

Cost of services decreased $0.8 billion, or 9.9%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to the completion of the Access Line Sale on April 1, 2016 and a decline in net pension and postretirement benefit costs and access costs at our Wireline segment.

Wireless Cost of Equipment

Wireless cost of equipment decreased $0.2 billion, or 3.8%, at our Wireless segment during the three months ended March 31, 2017, compared to the similar period in 2016, primarily as a result of a decline in the number of smartphone and tablet units sold, partially offset by a shift to higher priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.7 billion, or 9.1%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to a pension remeasurement charge during the three months ended March 31, 2016 (see “Other Items”), the completion of the Access Line Sale on April 1, 2016 (see “Impact of Divested Operations”), a decline in sales commission expense at our Wireless segment and declines in net pension and postretirement benefit costs and personnel costs at our Wireline segment.

Non-operational Charges (Credits)

Non-operational charges (credits) included in operating expenses were as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Severance, pension and benefit charges	$–	$165
Gain on spectrum license transaction	(126)	(142)

See “Other Items” for a description of non-operational items.

Impact of Divested Operations

On April 1, 2016, we completed the Access Line Sale. The results of operations related to these divestitures are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker. The results of operations related to these divestitures included within Corporate and other are as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Impact of Divested Operations
Operating revenues	$–	$1,280
Cost of services	–	482
Selling, general and administrative expense	–	137

Other Consolidated Results

Other Income and (Expense), Net

Additional information relating to Other income and (expense), net is as follows:

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Interest income	$14	$15	$(1)	(6.7)%
Other, net	(860)	17	(877)	nm

Total	$(846)	$32	$(878)	nm

nm – not meaningful

The change in Other income and (expense), net during the three months ended March 31, 2017, compared to the similar period in 2016 was primarily driven by early debt redemption costs of $0.8 billion recorded during the first quarter of 2017 (see “Other Items”).

Interest Expense

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Total interest costs on debt balances	$1,307	$1,356	$(49)	(3.6)%
Less capitalized interest costs	175	168	7	4.2

Total	$1,132	$1,188	$(56)	(4.7)

Average debt outstanding	$111,390	$109,693
Effective interest rate	4.7%	4.9%

Total interest costs on debt balances decreased during the three months ended March 31, 2017, compared to the similar period in 2016. The decrease during the three months ended March 31, 2017 was primarily due to a lower effective interest rate (see “Consolidated Financial Condition”).

Provision for Income Taxes
	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Provision for income taxes	$1,629	$2,336	$(707)	(30.3)%
Effective income tax rate	31.4%	34.5%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate and to the provision for income taxes during the three months ended March 31, 2017, compared to the similar period in 2016, was primarily due to higher tax benefits resulting from the favorable resolution of various income tax matters in the current period as well as the impact of lower income before income taxes in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $1.7 billion at March 31, 2017 and $1.9 billion at December 31, 2016. Interest and penalties related to unrecognized tax benefits were $0.1 billion (after-tax) at March 31, 2017 and December 31, 2016, respectively.

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

Consolidated Net Income, Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in (losses) earnings of unconsolidated businesses and other income and (expense), net to net income.

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

Operating expenses include pension and other postretirement benefit related credits and/or charges based on actuarial assumptions, including projected discount rates and an estimated return on plan assets. Such estimates are updated at least annually at the end of the fiscal year to reflect actual return on plan assets and updated actuarial assumptions or more frequently if significant events arise which require an interim remeasurement. The adjustment has been recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains/losses. We believe the exclusion of these actuarial gains or losses enables management, investors and other users of our financial information to assess our performance on a more comparable basis and is consistent with management’s own evaluation of performance.

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that non-GAAP measures provide relevant and useful information, which is used by management, investors and other users of our financial information as well as by our management in assessing both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies.

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Consolidated Net Income	$3,553	$4,430
Add (Less):
Provision for income taxes	1,629	2,336
Interest expense	1,132	1,188
Other (income) and expense, net	846	(32)
Equity in losses of unconsolidated businesses	21	20

Consolidated Operating Income	$7,181	$7,942
Add Depreciation and amortization expense	4,059	4,017

Consolidated EBITDA	$11,240	$11,959

Add (Less):
Severance, pension and benefit charges	–	165
Gain on spectrum license transaction	(126)	(142)
Impact of divested operations	–	(661)

Consolidated Adjusted EBITDA	$11,114	$11,321

The changes in Consolidated Net Income, Consolidated Operating Income, Consolidated EBITDA and Consolidated adjusted EBITDA in the table above during the three months ended March 31, 2017, compared to the similar period in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Results of Operations

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services, and customer groups, respectively. We measure and evaluate our reportable segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

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

Wireless

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,		Increase/
(dollars in millions, except ARPA and I-ARPA)	2017	2016	(Decrease)
Service	$15,778	$16,809	$(1,031)	(6.1)%
Equipment	3,764	3,954	(190)	(4.8)
Other	1,336	1,241	95	7.7

Total Operating Revenues	$20,878	$22,004	$(1,126)	(5.1)

Connections (‘000): (1)
Retail	113,913	112,573	1,340	1.2
Retail postpaid	108,483	107,171	1,312	1.2

Net additions in period (‘000): (2)
Retail connections	(324)	463	(787)	nm
Retail postpaid connections	(307)	640	(947)	nm

Churn Rate:
Retail connections	1.39%	1.23%
Retail postpaid connections	1.15%	0.96%

Account Statistics:
Retail postpaid ARPA	$136.98	$145.34	$(8.36)	(5.8)
Retail postpaid I-ARPA	$166.01	$165.03	$0.98	0.6

Retail postpaid accounts (‘000) (1)	35,270	35,720	(450)	(1.3)
Retail postpaid connections per account (1)	3.08	3.00	0.08	2.7

(1)	As of end of period
(2)	Excluding acquisitions and adjustments

nm – not meaningful

Wireless’ total operating revenues decreased by $1.1 billion, or 5.1%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily as a result of a decline in service revenue.

Accounts and Connections

Retail postpaid accounts primarily represent retail customers with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Accounts include shared data plans, such as our Verizon Plan and More Everything plans, our Verizon Unlimited plan, and corporate accounts, as well as legacy single connection plans and family plans. A single account may include monthly wireless services for a variety of connected devices.

Retail connections represent our retail customer device connections. Churn is the rate at which service to connections is terminated. Retail connections under an account may include those from smartphones and basic phones (collectively, phones) as well as tablets and other devices connected to the Internet, including retail IoT devices. The U.S. wireless market has achieved a high penetration of smartphones which reduces the opportunity for new phone connection growth for the industry. Retail postpaid connection net additions decreased during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to a decrease in retail postpaid gross additions as well as a higher retail postpaid connection churn rate, driven by higher churn on tablet connections.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 2.7% as of March 31, 2017, compared to March 31, 2016. The increase in retail postpaid connections per account is primarily due to an increase in Internet devices, which represented 18.3% of our retail postpaid connection base as of March 31, 2017, compared to 17.3% as of March 31, 2016.

Service Revenue

Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, decreased by $1.0 billion, or 6.1%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily driven by decreased overage revenue, lower postpaid customers in the quarter, and impacts from promotional activity. Overage pressure was primarily related to the ongoing migration to the pricing plans implemented in 2016, which feature safety mode and carryover data, and the introduction of unlimited offerings. Service revenue was also negatively impacted as a result of the ongoing customer migration to plans with unsubsidized service pricing.

Customer migration to unsubsidized service pricing is driven in part by an increase in the activation of devices purchased under the Verizon device payment program. During the first quarter of 2017, phone activations under the Verizon device payment program were 76% of retail postpaid phones activated. At March 31, 2017, approximately 72% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 48% at March 31, 2016. At March 31, 2017, approximately 48% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 33% at March 31, 2016.

Service revenue plus recurring device payment plan billings related to the Verizon device payment program, which represents the total value received from our wireless connections, decreased 0.4% during the three months ended March 31, 2017, compared to the similar period in 2016.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, was negatively impacted during the three months ended March 31, 2017, compared to the similar period in 2016, as a result of customer migration to plans with unsubsidized service pricing, including our new price plans launched during 2016 and 2017, which feature safety mode, and carryover and unlimited data. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, increased 0.6% during the three months ended March 31, 2017, compared to the similar period in 2016.

Equipment Revenue

Equipment revenue decreased $0.2 billion, or 4.8%, during the three months ended March 31, 2017, compared to the similar period in 2016, as a result of a decline in overall sales volume and an increase in promotional activity, partially offset by an increase in device sales under the Verizon device payment program.

Under the Verizon device payment program, we recognize a higher amount of equipment revenue at the time of sale of devices. For the three months ended March 31, 2017, phone activations under the Verizon device payment program represented approximately 76% of retail postpaid phones activated compared to approximately 68% during the three months ended March 31, 2016.

Other Revenue

Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.1 billion, or 7.7%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to financing revenues from our device payment program and a volume-driven increase in revenues related to our device protection package.

Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Cost of services	$1,958	$1,942	$16	0.8%
Cost of equipment	4,808	4,998	(190)	(3.8)
Selling, general and administrative expense	4,698	4,891	(193)	(3.9)
Depreciation and amortization expense	2,338	2,293	45	2.0

Total Operating Expenses	$13,802	$14,124	$(322)	(2.3)

Cost of Services

Cost of services increased 0.8% during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to higher rent expense as a result of an increase in macro and small cell sites supporting network capacity expansion and densification, as well as a volume-driven increase in costs related to the device protection package offered to our customers. Partially offsetting these increases was a decrease in costs related to long distance and roaming.

Cost of Equipment

Cost of equipment decreased $0.2 billion, or 3.8% during the three months ended March 31, 2017, compared to the similar period in 2016, primarily as a result of a decline in the number of smartphone and tablet units sold, partially offset by a shift to higher priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.2 billion, or 3.9%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to a $0.2 billion decline in sales commission expense. The decline in sales commission expense was driven by an overall decline in activations as well as an increase in the proportion of activations under the Verizon device payment program, which has a lower commission per unit than activations under traditional fixed-term service plans.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.1 billion, or 2.0%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Segment Operating Income	$7,076	$7,880	$(804)	(10.2)%
Add Depreciation and amortization expense	2,338	2,293	45	2.0

Segment EBITDA	$9,414	$10,173	$(759)	(7.5)

Segment operating income margin	33.9%	35.8%
Segment EBITDA margin	45.1%	46.2%

The changes in the table above during the three months ended March 31, 2017, compared to the similar period in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Gain on spectrum license transaction	$(126)	$(142)

Wireline

During the first quarter of 2017, Verizon reorganized the customer groups within its Wireline segment. Previously, the customer groups in the Wireline segment consisted of Mass Markets (which included Consumer Retail and Small Business subgroups), Global Enterprise and Global Wholesale. Pursuant to the reorganization, there are now four customer groups within the Wireline segment: Consumer Markets, which includes the customers previously included in Consumer Retail; Enterprise Solutions, which includes the large business customers, including multinational corporations, and federal government customers previously included in Global Enterprise; Partner Solutions, which includes the customers previously included in Global Wholesale; and Business Markets, a new customer group, which includes U.S.-based small business customers previously included in Mass Markets and U.S.-based medium business customers, state and local government customers and educational institutions previously included in Global Enterprise.

The operating revenues from XO are included in the Wireline segment results as of February 2017, following the completion of the acquisition, and are included with the Enterprise Solutions, Partner Solutions and Business Markets customer groups. Total operating revenues for the three months ended March 31, 2017 amounted to $0.2 billion.

The operating results and statistics for all periods presented below exclude the results of the Access Line Sale on April 1, 2016 (see “Impact of Divested Operations”). The results were adjusted to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

Operating Revenues and Selected Operating Statistics

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Consumer Markets	$3,201	$3,180	$21	0.7%
Enterprise Solutions	2,466	2,501	(35)	(1.4)
Partner Solutions	1,256	1,292	(36)	(2.8)
Business Markets	890	870	20	2.3
Other	63	80	(17)	(21.3)

Total Operating Revenues	$7,876	$7,923	$(47)	(0.6)

Connections (‘000):(1)
Total voice connections	13,634	14,781	(1,147)	(7.8)

Total Broadband connections	7,011	7,097	(86)	(1.2)
Fios Internet subscribers	5,688	5,508	180	3.3
Fios video subscribers	4,681	4,678	3	0.1

(1)	As of end of period

Wireline’s revenues decreased 0.6%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily as a result of declines in Enterprise Solutions and Partner Solutions, partially offset by an increase in Fios revenues. Fios revenues were $2.9 billion during the three months ended March 31, 2017, compared to $2.8 billion during the similar period in 2016. We grew our Fios Internet subscriber base by 3.3%, compared to the similar period in 2016.

Consumer Markets

Consumer Markets operations provide broadband Internet and video services (including high-speed Internet, Fios Internet and Fios video services), local exchange (basic service and end-user access) and long distance (including regional toll) voice services to residential subscribers.

Consumer Markets revenues increased 0.7% during the three months ended March 31, 2017, compared to the similar period in 2016, as increases in Fios revenues due to subscriber growth for Fios services (Internet, video and voice) were partially offset by the continued decline of local exchange revenues.

Consumer Fios revenues increased $0.1 billion, or 4.5%, during the three months ended March 31, 2017, compared to the similar period in 2016. Fios represented approximately 84% of Consumer revenue for the three months ended March 31, 2017, compared to approximately 81% during the similar period in 2016.

The decline of local exchange revenues was primarily due to an 8.0% decline in Consumer voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as Fios digital voice connections.

Enterprise Solutions

Enterprise Solutions helps customers deliver an adaptive enterprise while mitigating risk and maintaining continuity, to capitalize on the data driven world and create personalized experiences. Enterprise Solutions offers traditional circuit-based network services, and advanced networking solutions including Private IP, Ethernet, and Software Defined Wide Area Network, along with our traditional voice services and advanced workforce productivity and customer contact center solutions. Our Enterprise Solutions include security services to manage, monitor, and mitigate cyber-attacks. Enterprise Solutions provides professional and integrated managed services, delivering solutions for large businesses, including multinational corporations, and federal government customers.

Enterprise Solutions revenues decreased 1.4%, during the three months ended March 31, 2017, compared to the similar period in 2016, due to declines in traditional data, cloud and IT services and voice communications services as a result of competitive price pressures, partially offset by the acquisition of XO during the quarter.

Partner Solutions

Partner Solutions provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Partner Solutions revenues decreased 2.8% during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to declines in data revenues and traditional voice revenues driven by the effect of technology substitution as well as continuing contraction of market rates due to competition, partially offset by the acquisition of XO during the quarter. As a result of technology substitution, the number of core data circuits at March 31, 2017 decreased 18.0% compared to March 31, 2016. The decline in traditional voice revenue is driven by a 6.4% decline in domestic wholesale connections at March 31, 2017, compared to March 31, 2016.

Business Markets

Business Markets offers traditional voice & networking products, Fios services, IP Networking, advanced voice solutions, security, and managed IT services to U.S. based small and medium businesses, state and local governments, and educational institutions.

Business Markets revenues increased 2.3% during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to the acquisition of XO during the quarter, partially offset by revenue declines related to the loss of voice and HSI connections. Business Markets northeast footprint delivers ILEC voice and data products, which face secular declines. To counter these declines, we will continue to accelerate the migration of customers to modern fiber-based products as those facilities expand across urban areas.

Operating Expenses

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Cost of services	$4,480	$4,644	$(164)	(3.5)%
Selling, general and administrative expense	1,611	1,770	(159)	(9.0)
Depreciation and amortization expense	1,492	1,576	(84)	(5.3)

Total Operating Expenses	$7,583	$7,990	$(407)	(5.1)

Cost of Services

Cost of services decreased $0.2 billion, or 3.5% during the three months ended March 31, 2017, compared to the similar period in 2016 due to a decline in net pension and postretirement benefit costs primarily driven by collective bargaining agreements ratified in June 2016, and a decline in access costs driven by declines in overall wholesale long distance volumes and rates. These decreases were partially offset by an increase in content costs, associated with continued programming license fee increases, and Fios subscriber growth and the acquisition of XO during the quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.2 billion, or 9.0%, during the three months ended March 31, 2017, compared to the similar period in 2016, due to a decline in net pension and postretirement benefit costs, primarily driven by collective bargaining agreements ratified in June 2016 and declines in personnel costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.1 billion, or 5.3%, during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to decreases in net depreciable assets, offset by the depreciation on XO plant, property and equipment during the quarter.

Segment Operating Income (Loss) and EBITDA

	Three Months Ended March 31,		Increase/
(dollars in millions)	2017	2016	(Decrease)
Segment Operating Income (Loss)	$293	$(67)	$360	nm
Add Depreciation and amortization expense	1,492	1,576	(84)	(5.3)%

Segment EBITDA	$1,785	$1,509	$276	18.3

Segment operating income (loss) margin	3.7%	(0.8)%
Segment EBITDA margin	22.7%	19.0%

nm – not meaningful

The changes in the table above during the three months ended March 31, 2017, compared to the similar period in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-operational items excluded from our Wireline segment Operating income (loss) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Impact of divested operations	$–	$(661)

Other Items

Early Debt Redemption Costs

During the three months ended March 31, 2017, we recorded early debt redemption costs of $0.8 billion primarily in connection with the early redemption of $0.2 billion aggregate principal amount of GTE LLC Notes, and the additional redemption pursuant to the January cash offers of $0.5 billion aggregate principal amount of Verizon Communications Notes, the additional redemption of $0.1 billion Verizon Communications Notes, as well as the early redemption pursuant to the March tender offer and acceptance of $2.8 billion aggregate principal amount of Verizon Communications Notes, $0.2 billion aggregate principal amount of debentures of our operating telephone company subsidiaries and $0.1 billion aggregate principal amount of GTE LLC Notes. See Note 4 to the condensed consolidated financial statements for additional information related to our early debt redemptions.

Severance, Pension and Benefit Charges

During the three months ended March 31, 2016, we recorded a net pre-tax pension remeasurement charge of approximately $0.2 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charge relates to settlements for employees who received lump-sum distributions in one of Verizon’s seven defined benefit pension plans. The pension remeasurement charge was primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of this pension plan. Our weighted-average discount rate assumption decreased from 4.60% at December 31, 2015 to 4.21% at March 31, 2016.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the pension remeasurement described above.

Gain on Spectrum License Transaction

During the first quarter of 2017, we completed a license exchange transaction with affiliates of AT&T Inc. (AT&T) to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. As a result of this non-cash exchange, we received $1.0 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the three months ended March 31, 2017.

During the first quarter of 2016, we completed a license exchange transaction with affiliates of AT&T to exchange certain AWS and PCS spectrum licenses. As a result of this non-cash exchange, we received $0.4 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the three months ended March 31, 2016.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (see “Consolidated Results of Operations”) excludes the gains on the spectrum license transactions described above.

Impact of Divested Operations

On April 1, 2016, we completed the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the historical financial results of the divested operations described above.

Consolidated Financial Condition

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change
Cash Flows Provided By (Used In)
Operating activities	$1,681	$7,497	$(5,816)
Investing activities	(4,833)	(3,436)	(1,397)
Financing activities	4,579	(2,685)	7,264

Increase In Cash and Cash Equivalents	$1,427	$1,376	$51

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the three months ended March 31, 2017 decreased by $5.8 billion, compared to the similar period in 2016, primarily due to our discretionary contributions to qualified pension plans of $3.4 billion, the change in the method in which we monetize device payment plan receivables, as discussed below, a decline in earnings, and changes in working capital. As a result of the discretionary pension contribution, our mandatory pension funding through 2020 is expected to be minimal, which will benefit future cash flows and improve the funded status of our qualified pension plans.

During 2016, we changed the method in which we monetize device payment plan receivables from sales of device payment plan receivables, which were recorded within cash flows provided by operating activities, to asset-backed securitization transactions, which are recorded in cash flows from financing activities. During the three months ended March 31, 2016, we received cash proceeds related to new sales of wireless device payment plan agreement receivables of approximately $2.0 billion. See Note 5 to the condensed consolidated financial statements for additional information. During the three months ended March 31, 2017, we received proceeds from asset-backed securitization transactions of approximately $1.3 billion. See Note 4 to the condensed consolidated financial statements and “Cash Flows Used in Financing Activities” for additional information.

Cash Flows Used In Investing Activities

Capital Expenditures

Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Wireless	$1,831	$2,190
Wireline	960	1,006
Other	276	191

	$3,067	$3,387

Total as a percentage of revenue	10.3%	10.5%

Capital expenditures decreased at Wireless during the three months ended March 31, 2017, compared to the similar period in 2016, primarily due to the timing of investments to increase the capacity of our 4G LTE network. Capital expenditures declined at Wireline as a result of capital expenditures related to the local exchange business and related landline activities in California, Florida and Texas that were sold to Frontier on April 1, 2016, partially offset by an increase in capital expenditures used for the acquisition of fiber assets.

Acquisitions

In February 2017, Verizon acquired XO, which owns and operates one of the largest fiber-based IP and Ethernet networks, for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015.

During the three months ended March 31, 2017, we acquired various other businesses and investments for cash consideration that was not significant.

Cash Flows Provided by (Used In) Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2017 and 2016, net cash provided by (used in) financing activities was $4.6 billion and $(2.7) billion, respectively.

During the three months ended March 31, 2017, our net cash provided by financing activities of $4.6 billion was primarily driven by proceeds from long-term debt borrowings of $14.3 billion, including proceeds of approximately $1.3 billion from our asset-backed debt transactions. These proceeds were partially offset by repayments of long-term borrowings and capital lease obligations of $5.6 billion, $2.4 billion paid in cash dividends and net debt related costs of $1.4 billion (see “Other Items” for additional information related to the early debt redemption costs incurred during the first quarter of 2017).

Proceeds from and Repayments of Long-Term Borrowings

At March 31, 2017, our total debt increased to $116.5 billion, compared to $108.1 billion at December 31, 2016. During the three months ended March 31, 2017 and 2016, our effective interest rate was 4.7% and 4.9%, respectively. See Note 4 to the condensed consolidated financial statements for additional information regarding our debt activity.

At March 31, 2017, approximately $11.7 billion, or 10.1%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily the Euro and British Pound Sterling. We have entered into cross currency swaps in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See “Market Risk” for additional information.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Asset-Backed Debt

As of March 31, 2017, the carrying value of our asset-backed debt was $6.3 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed securitization bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred device payment plan agreement receivables and future collections on such receivables. The device payment plan agreement receivables transferred to the ABS Entities and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of device payment plan agreement receivables, and other obligations arising from our asset-backed debt transactions, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors or Banks, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt, but do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, Verizon has agreed to guarantee certain of the payment obligations of Cellco Partnership and the Originators to the ABS Entities.

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

Other, net

Other, net financing activities during the three months ended March 31, 2017 includes net debt related costs of $1.4 billion. See “Other Items” for additional information related to the early debt redemption costs incurred during the first quarter of 2017.

Credit Facilities

As of March 31, 2017, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

As of March 31, 2017, the equipment credit facility insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency, was fully drawn. We had the ability to borrow up to $1.0 billion to finance network equipment-related purchases. The facility had borrowings available through June 2017, contingent upon the amount of eligible equipment-related purchases made by Verizon.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the three months ended March 31, 2017, we paid $2.4 billion in cash dividends.

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

Change In Cash and Cash Equivalents

Our Cash and cash equivalents at March 31, 2017 totaled $4.3 billion, a $1.4 billion increase compared to Cash and cash equivalents at December 31, 2016, primarily as a result of the factors discussed above.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. We believe it is a more conservative measure of cash flow since purchases of fixed assets are necessary for ongoing operations.    Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on capital lease obligations or cash payments for business acquisitions. Therefore, we believe it is important to view free cash flow as a complement to our entire condensed consolidated statements of cash flows. Free cash flow is calculated by subtracting capital expenditures from net cash provided by operating activities.

The following table reconciles net cash provided by operating activities to Free cash flow:

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change
Net cash provided by operating activities	$1,681	$7,497	$(5,816)
Less Capital expenditures (including capitalized software)	3,067	3,387	(320)

Free cash flow	$(1,386)	$4,110	$(5,496)

The change in Free cash flow during the three months ended March 31, 2017, compared to the similar period in 2016, was primarily due to our discretionary contributions to qualified pension plans of $3.4 billion, the change in the method in which we monetize device payment plan receivables, as discussed below, a decline in earnings and changes in working capital. As a result of the discretionary pension contribution, our mandatory pension funding through 2020 is expected to be minimal, which will benefit future cash flows and improve the funded status of our qualified pension plans.

During 2016, we changed the method in which we monetize device payment plan receivables from sales of device payment plan receivables, which were recorded within cash flows provided by operating activities, to asset-backed securitization transactions, which are recorded in cash flows from financing activities. During the three months ended March 31, 2016, we received cash proceeds related to new sales of wireless device payment plan agreement receivables of approximately $2.0 billion. See Note 5 to the condensed consolidated financial statements for additional information. During the three months ended March 31, 2017, we received proceeds from asset-backed securitization transactions of approximately $1.3 billion. See Note 4 to the condensed consolidated financial statements and “Cash Flows Provided by (Used in) Financing Activities” for additional information.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, forward interest rate swaps, interest rate swaps and interest rate caps. We do not hold derivatives for trading purposes.

It is our general policy to enter into interest rate, foreign currency and other derivative transactions only to the extent necessary to achieve our desired objectives in optimizing exposure to various market risks. Our objectives include maintaining a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. We do not hedge our market risk exposure in a manner that would completely eliminate the effect of changes in interest rates and foreign exchange rates on our earnings. At March 31, 2017 and December 31, 2016, we posted collateral of approximately $0.2 billion, respectively, related to derivative contracts under collateral exchange arrangements. During the first quarter of 2017, we paid an immaterial amount of cash to extend amendments to certain collateral exchange arrangements. These amendments suspend cash collateral posting for a specified period of time by both counterparties. We may enter into swaps on an uncollateralized basis in certain circumstances. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote. As such, we do not expect that our results of operations or financial condition will be materially affected by these risk management strategies. See Note 6 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2017, approximately 77% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.3 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2017, the fair value asset and liability of these contracts were $0.1 billion and $0.3 billion, respectively. At December 31, 2016, the fair value asset and liability of these contracts were $0.1 and $0.2 billion, respectively. At March 31, 2017 and December 31, 2016, the total notional amount of the interest rate swaps were $16.6 billion and $13.1 billion, respectively.

Interest Rate Caps

We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. During 2016, we entered into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility. The fair value of these contracts was not material at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the total notional value of these contracts was $2.5 billion, respectively.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income and (expense), net. At March 31, 2017, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling and Euro-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. The fair value asset of these contracts was $0.1 billion and not material at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the fair value liability of these contracts was $1.7 billion and $1.8 billion, respectively. At March 31, 2017 and December 31, 2016, the total notional amount of the cross currency swaps was $12.9 billion, respectively.

Acquisitions and Divestitures

Wireless

Spectrum License Transactions

From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our network, while also resulting in a more efficient use of spectrum. See Note 2 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

Wireline

XO Holdings

In February 2017, we completed our acquisition of XO, which owns and operates one of the largest fiber-based IP and Ethernet networks, for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015. Separately, in February 2016, we entered into an agreement to lease certain wireless spectrum from a wholly-owned subsidiary of XO Holdings that holds its wireless spectrum, which included an option to buy the subsidiary. In April 2017, Verizon exercised its option to buy that subsidiary for approximately $0.2 billion, subject to certain adjustments. The transaction is subject to customary regulatory approvals and is expected to close by the end of 2017.

Other

On December 6, 2016, we entered into a definitive agreement, which was subsequently amended on March 21, 2017, with Equinix pursuant to which Verizon will sell 23 customer-facing data center sites in the U.S. and Latin America, for approximately $3.6 billion, subject to certain adjustments. The sale does not affect Verizon’s data center services delivered from 27 sites in Europe, Asia-Pacific and Canada, or its managed hosting and cloud offerings. The transaction is subject to customary regulatory approvals and closing conditions, and is expected to close during the first half of 2017. See Note 2 to the condensed consolidated financial statements for additional information.

Other

Acquisition of Yahoo! Inc.’s Operating Business

On July 23, 2016, Verizon entered into a stock purchase agreement (the Purchase Agreement) with Yahoo. Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we agreed to acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business for approximately $4.83 billion in cash, subject to certain adjustments (the Transaction). Prior to the closing of the Transaction, pursuant to a related reorganization agreement, Yahoo will transfer all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries to be acquired in the Transaction. The assets to be acquired will not include Yahoo’s cash, its ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo or certain non-core intellectual property. We will receive for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that is not being conveyed with the business.

On February 20, 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price will be reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments. Subject to certain exceptions, the parties also agreed that certain user security and data breaches incurred by Yahoo (and the losses arising therefrom) will be disregarded (1) for purposes of specified conditions to Verizon’s obligations to close the Transaction and (2) in determining whether a “Business Material Adverse Effect” under the Purchase Agreement has occurred.

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly owned subsidiary of Yahoo, that Verizon has agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which has announced that it intends to change its name to Altaba Inc. following the closing of the Transaction) will retain 50% of certain post-closing liabilities arising out of governmental or third party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the SEC.

The Transaction remains subject to customary closing conditions, including the approval of Yahoo’s stockholders, and is expected to close in the middle of 2017.

Other

From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 2 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of March 31, 2017.

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

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2017.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2017, our previously authorized share buyback program expired. On March 3, 2017, the Verizon Board of Directors authorized a new share buyback program to repurchase up to 100 million shares of the Company’s common stock. The new program will terminate when the aggregate number of shares purchased reaches 100 million, or at the close of business on February 28, 2020, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions and on the open market, including through plans complying with Rule 10b5-1(c) under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company’s capital allocation priorities.

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2017. At March 31, 2017, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Form of 2017 Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2017 Restricted Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan.

10c	2017 Special Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan for J. Stratton.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 27, 2017	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Form of 2017 Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2017 Restricted Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan.

10c	2017 Special Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan for J. Stratton.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.