Form 10-Q
period 2017-06-30
VERIZON COMMUNICATIONS INC
filed 2017-08-03
CIK 732712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐

Indicate by check mark whether the registrant is a shell  company (as defined in Rule 12b-2 of the Exchange Act).                                     ☐  Yes  ☒  No

At June 30, 2017, 4,079,407,956 shares of the registrant’s common stock were outstanding, after deducting 162,966,284 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts) (unaudited)	2017	2016	2017	2016

Operating Revenues
Service revenues and other	$26,250	$26,828	$52,300	$55,045
Wireless equipment revenues	4,298	3,704	8,062	7,658

Total Operating Revenues	30,548	30,532	60,362	62,703

Operating Expenses
Cost of services (exclusive of items shown below)	7,075	7,577	13,933	15,191
Wireless cost of equipment	5,035	4,644	9,843	9,642
Selling, general and administrative expense (including net gain on sale of divested businesses of $1,774 and $1,007 for the three and six months ended June 30, 2017 and 2016, respectively)	6,039	9,775	12,947	17,375
Depreciation and amortization expense	4,167	3,982	8,226	7,999

Total Operating Expenses	22,316	25,978	44,949	50,207

Operating Income	8,232	4,554	15,413	12,496
Equity in losses of unconsolidated businesses	(28)	(20)	(49)	(40)
Other expense, net	(19)	(1,826)	(865)	(1,794)
Interest expense	(1,218)	(1,013)	(2,350)	(2,201)

Income Before Provision For Income Taxes	6,967	1,695	12,149	8,461
Provision for income taxes	(2,489)	(864)	(4,118)	(3,200)

Net Income	$4,478	$831	$8,031	$5,261

Net income attributable to noncontrolling interests	$116	$129	$219	$249
Net income attributable to Verizon	4,362	702	7,812	5,012

Net Income	$4,478	$831	$8,031	$5,261

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.07	$0.17	$1.91	$1.23
Weighted-average shares outstanding (in millions)	4,082	4,079	4,082	4,080

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.07	$0.17	$1.91	$1.23
Weighted-average shares outstanding (in millions)	4,087	4,085	4,088	4,085

Dividends declared per common share	$0.578	$0.565	$1.155	$1.130

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income

Verizon Communications Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions) (unaudited)	2017	2016	2017	2016
Net Income	$4,478	$831	$8,031	$5,261
Other Comprehensive Income (loss), net of taxes
Foreign currency translation adjustments	17	25	88	55
Unrealized loss on cash flow hedges	(186)	(147)	(198)	(205)
Unrealized (loss) gain on marketable securities	(20)	2	(6)	(16)
Defined benefit pension and postretirement plans	(136)	2,508	(273)	2,463

Other comprehensive income (loss) attributable to Verizon	(325)	2,388	(389)	2,297

Total Comprehensive Income	$4,153	$3,219	$7,642	$7,558

Comprehensive income attributable to noncontrolling interests	$116	$129	$219	$249
Comprehensive income attributable to Verizon	4,037	3,090	7,423	7,309

Total Comprehensive Income	$4,153	$3,219	$7,642	$7,558

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts) (unaudited)	At June 30, 2017	At December 31, 2016
Assets
Current assets
Cash and cash equivalents	$4,583	$2,880
Accounts receivable, net of allowances of $918 and $845	19,771	17,513
Inventories	1,116	1,202
Assets held for sale	-	882
Prepaid expenses and other	3,353	3,918

Total current assets	28,823	26,395

Plant, property and equipment	239,226	232,215
Less accumulated depreciation	152,705	147,464

Plant, property and equipment, net	86,521	84,751

Investments in unconsolidated businesses	1,075	1,110
Wireless licenses	88,004	86,673
Goodwill	28,527	27,205
Other intangible assets, net	11,143	8,897
Non-current assets held for sale	90	613
Other assets	8,795	8,536

Total assets	$252,978	$244,180

Liabilities and Equity
Current liabilities
Debt maturing within one year	$1,153	$2,645
Accounts payable and accrued liabilities	17,825	19,593
Other	8,780	8,102

Total current liabilities	27,758	30,340

Long-term debt	116,390	105,433
Employee benefit obligations	21,775	26,166
Deferred income taxes	47,506	45,964
Other liabilities	12,788	12,245

Equity
Series preferred stock ($.10 par value; none issued)	-	-
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	11,099	11,182
Reinvested earnings	18,159	15,059
Accumulated other comprehensive income	2,284	2,673
Common stock in treasury, at cost	(7,142)	(7,263)
Deferred compensation – employee stock ownership plans and other	365	449
Noncontrolling interests	1,572	1,508

Total equity	26,761	24,032

Total liabilities and equity	$252,978	$244,180

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

Verizon Communications Inc. and Subsidiaries

	Six Months Ended June 30,
(dollars in millions) (unaudited)	2017	2016
Cash Flows from Operating Activities
Net Income	$8,031	$5,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,226	7,999
Employee retirement benefits	(223)	4,021
Deferred income taxes	1,880	(3,085)
Provision for uncollectible accounts	632	651
Equity in losses of unconsolidated businesses, net of dividends received	67	58
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(3,094)	(1,067)
Discretionary contributions to qualified pension plans	(3,411)	-
Net gain on sale of divested businesses	(1,774)	(1,007)
Other, net	(416)	77

Net cash provided by operating activities	9,918	12,908

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,011)	(7,273)
Acquisitions of businesses, net of cash acquired	(6,280)	(178)
Acquisitions of wireless licenses	(315)	(282)
Proceeds from dispositions of businesses	3,512	9,882
Other, net	211	504

Net cash provided by (used in) investing activities	(9,883)	2,653

Cash Flows from Financing Activities
Proceeds from long-term borrowings	16,009	-
Proceeds from asset-backed long-term borrowings	2,878	-
Repayments of long-term borrowings and capital lease obligations	(10,294)	(11,300)
Increase (decrease) in short-term obligations, excluding current maturities	(152)	610
Dividends paid	(4,710)	(4,605)
Other, net	(2,063)	(1,879)

Net cash provided by (used in) financing activities	1,668	(17,174)

Increase (decrease) in cash and cash equivalents	1,703	(1,613)
Cash and cash equivalents, beginning of period	2,880	4,470

Cash and cash equivalents, end of period	$4,583	$2,857

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

Earnings Per Common Share

There were a total of approximately 5 million and 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2017, respectively. There were a total of approximately 6 million and 5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2016, respectively.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this update eliminate the requirement to perform step two of the goodwill impairment test, which requires a hypothetical purchase price allocation when an impairment is determined to have occurred. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted for any interim or annual impairment tests performed after January 1, 2017. Verizon early adopted this standard as of January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This standard update intends to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard update is effective as of the first quarter of 2017. The adoption of this standard update did not have a significant impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this update require an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, including the recognition of prior service credits, will be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component of pension and other postretirement benefit costs to be eligible for capitalization when applicable. The amendments in this update would be applied retrospectively for the presentation of the service cost component and other components of net periodic benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets. Disclosures of the nature of and reason for the change in accounting principle would be required in the first interim and annual reporting periods of adoption. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. The impact of the retrospective adoption of this standard update will be an increase to consolidated operating income of approximately $2.2 billion and no impact to consolidated net income for the year ended December 31, 2016.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses From the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The new guidance defines an “in substance nonfinancial asset” as an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The standard requires entities to derecognize nonfinancial assets or in substance nonfinancial assets when the entity no longer has (or ceases to have) a controlling financial interest in the legal entity that holds the asset and the entity transfers control of the asset. The standard update also unifies guidance related to partial sales of nonfinancial assets to be more consistent with the sale of a business. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide a framework, the screen, in which to evaluate whether a set of transferred assets and activities is a business. The screen requires that the set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The standard also aligns the definition of outputs with how outputs are described in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. This standard is effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this update require that cash and cash equivalent balances in a statement of cash flows include those amounts deemed to be restricted cash and restricted cash equivalents. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We expect the amendment relating to beneficial interests in securitization transactions will have an impact on our presentation of collections of the deferred purchase price from sales of wireless device payment plan agreement receivables in our condensed consolidated statements of cash flows. Upon adoption of this standard update in the first quarter of 2018, we expect to retrospectively reclassify approximately $1.1 billion of collections of deferred purchase price related to collections from customers for the year ended December 31, 2016 from Cash flows from operating activities to Cash flows from investing activities in our consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however, early adoption is permitted. Verizon’s current operating lease portfolio is primarily comprised of network, real estate, and equipment leases. Upon adoption of this standard, we expect our balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. We have established a cross-functional coordinated implementation team to implement the standard update related to leases. We are in the process of assessing the impact to our systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (GAAP). The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delayed the effective date of this standard until the first quarter of 2018, at which time we plan to adopt the standard using the modified retrospective approach.

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

Wireless

Spectrum License Transactions

During the fourth quarter of 2016, we entered into a license exchange agreement with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. This non-cash exchange was completed in February 2017, at which time we received $1.0 billion of AWS and PCS spectrum licenses at fair value and recorded a pre-tax gain of $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the six months ended June 30, 2017.

During the first quarter of 2017, we entered into a license exchange agreement with affiliates of Sprint Corporation, which provides for the exchange of certain PCS spectrum licenses. This non-cash exchange was completed in May 2017. As a result, we received $0.1 billion of PCS spectrum licenses at fair value and recorded an insignificant gain in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2017.

During the three and six months ended June 30, 2017, we acquired, for cash consideration, various other wireless licenses that were insignificant.

Straight Path

On May 11, 2017, we entered into an agreement (the Purchase Agreement) to acquire Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for 5G wireless services. Under the terms of the Purchase Agreement, we agreed to acquire Straight Path for $184.00 per share, reflecting an enterprise value of approximately $3.1 billion. The acquisition is subject to customary regulatory approvals and closing conditions, and is expected to close by the end of the first quarter of 2018.

Wireline

XO Holdings

In February 2016, we entered into a purchase agreement to acquire XO Holdings’ wireline business (XO), which owns and operates one of the largest fiber-based Internet Protocol (IP) and Ethernet networks. Concurrently, we entered into a separate agreement to lease certain wireless spectrum from a wholly-owned subsidiary of XO Holdings that holds its wireless spectrum, which included an option, exercisable upon the closing of the XO transaction, to buy the subsidiary. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015. In April 2017, we exercised our option to buy the subsidiary for approximately $0.2 billion, subject to certain adjustments. The transaction is subject to customary regulatory approvals and is expected to close by the end of 2017. Upon closing, the spectrum acquired as part of the transaction will be utilized by the Wireless segment.

The condensed consolidated financial statements include the results of XO’s operations from the date the acquisition closed. If the acquisition of XO had been completed as of January 1, 2016, the results of operations of Verizon would not have been significantly different than our previously reported results of operations.

The acquisition of XO was accounted for as a business combination. Since the business combination and the lease agreement with the purchase option were entered into contemporaneously, the total cash consideration of $1.8 billion has been preliminarily allocated between them on a relative fair value basis. The preliminary allocation of the purchase price for the business combination will be finalized within 12 months following the close of the acquisition. Upon closing, we preliminarily recorded approximately $0.4 billion of goodwill, and $0.2 billion of other intangibles. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill recorded as a result of the XO transaction represents future economic benefits we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within our Wireline segment (see Note 3 for additional information).

Data Center Sale

On December 6, 2016, we entered into a definitive agreement, which was subsequently amended on March 21, 2017, with Equinix, Inc. pursuant to which we agreed to sell 23 customer-facing data center sites in the United States and Latin America, for approximately $3.6 billion, subject to certain adjustments (Data Center Sale). The sale did not affect Verizon’s data center services delivered from 27 sites in Europe, Asia-Pacific and Canada, or its managed hosting and cloud offerings. The transaction closed on May 1, 2017.

For the three and six months ended June 30, 2017, these businesses generated revenues of an insignificant amount and $0.1 billion, respectively, and operating income of an insignificant amount and $0.1 billion, respectively, for Verizon. For the three and six months ended June 30, 2016, these businesses generated revenues of $0.1 billion and $0.2 billion, respectively, and operating income of $0.1 billion and $0.1 billion, respectively. As a result of the closing of the transaction, we derecognized assets with a carrying value of $1.4 billion, primarily consisting of goodwill, plant, property and equipment and other intangible assets. The liabilities associated with the sale were insignificant.

In connection with the Data Center Sale and other insignificant transactions, we recorded a net gain on sale of divested businesses of approximately $1.8 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2017.

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

On February 20, 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price was reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments. Subject to certain exceptions, the parties also agreed that certain user security and data breaches incurred by Yahoo (and the losses arising therefrom) were to be disregarded (1) for purposes of specified conditions to Verizon’s obligations to close the Transaction and (2) in determining whether a “Business Material Adverse Effect” under the Purchase Agreement has occurred.

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly owned subsidiary of Yahoo that Verizon agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which changed its name to Altaba Inc. following the closing of the Transaction) retains 50% of certain post-closing liabilities arising out of governmental or third party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the SEC.

Prior to the closing of the Transaction, pursuant to a related reorganization agreement, Yahoo transferred all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries that we acquired in the Transaction. The assets that we acquired did not include Yahoo’s cash, its ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo or certain non-core intellectual property. We received for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that was not conveyed with the business.

On June 13, 2017, we completed the Transaction. As a result, Yahoo Holdings, Inc. became a wholly-owned subsidiary of Verizon. The aggregate purchase consideration at the closing of the Transaction was approximately $4.8 billion.

Verizon has combined Yahoo’s operating business with its existing Media business to create a newly branded organization, Oath, a diverse house of more than 50 media and technology brands that engages approximately a billion people around the world. We believe that the Transaction represents a critical step in growing the global scale needed for our digital media company and building the future of brands using powerful technology, trusted content and differentiated data.

The acquisition of Yahoo’s operating business has been accounted for as a business combination. We are currently assessing the identification and measurement of the assets acquired and liabilities assumed. The preliminary results, which are summarized below, will be finalized within 12 months following the close of the acquisition. The preliminary results do not include any amount for potential liability arising from certain user security and data breaches since a reasonable estimate of loss, if any, cannot be determined at this time. We will continue to evaluate the accounting for these contingencies in conjunction with finalizing our accounting for this business combination and thereafter.

The fair values of the assets acquired and liabilities assumed were determined using the income, cost, market and multiple period excess earnings approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement, other than long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of acquired technology and customer relationships. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The following table summarizes the consideration to Yahoo’s shareholders and the preliminary identification of the assets acquired, including cash acquired of $0.2 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Yahoo’s noncontrolling interests:

(dollars in millions)	As of June 13, 2017
Cash payment to Yahoo’s equity holders	$4,723
Estimated liabilities to be paid	38

Total consideration	$4,761

Assets acquired:
Goodwill	$874
Intangible assets subject to amortization	2,586
Property, plant, and equipment	1,796
Other	1,362

Total assets acquired	6,618

Liabilities assumed:
Total liabilities assumed	1,824

Net assets acquired:	4,794
Noncontrolling interest	(33)

Total consideration	$4,761

On the closing date of the Transaction, each unvested and outstanding Yahoo restricted stock unit award that was held by an employee who became an employee of Verizon was replaced with a Verizon restricted stock unit award, which is generally payable in cash upon the applicable vesting date. The value of those outstanding restricted stock units on the acquisition date was approximately $1.0 billion.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill is primarily attributable to increased synergies that are expected to be achieved from the integration of Yahoo’s operating business into our Media business. The preliminary goodwill related to this acquisition is included within Corporate and other (see Note 3 for additional information).

The condensed consolidated financial statements include the results of Yahoo’s operating business from the date the acquisition closed. If the acquisition of Yahoo’s operating business had been completed as of January 1, 2016, the results of operations of Verizon would not have been significantly different than our previously reported results of operations.

During the three and six months ended June 30, 2017, the operating revenues and net income of Yahoo’s operating business included in our condensed consolidated statements of income were insignificant.

Acquisition and Integration Related Charges

In connection with the Yahoo Transaction, we recognized the following charges, which were recorded in Selling, general and administrative expense on our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Severance	$370	$-	$370	$-
Transaction costs	66	-	66	-
Integration costs	56	-	56	-

	$492	$-	$492	$-

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses

Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2017	$86,673
Acquisitions (Note 2)	76
Capitalized interest on wireless licenses	239
Reclassifications, adjustments and other	1,016

Balance at June 30, 2017	$88,004

Reclassifications, adjustments and other includes $1.0 billion received in exchanges of wireless licenses during the six months ended June 30, 2017.

At June 30, 2017, approximately $10.0 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

The average remaining renewal period for our wireless licenses portfolio was 5.6 years as of June 30, 2017.

Goodwill

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2017	$18,393	$3,784	$5,028	$27,205
Acquisitions (Note 2)	5	432	887	1,324
Reclassifications, adjustments and other	-	(5)	3	(2)

Balance at June 30, 2017	$18,398	$4,211	$5,918	$28,527

At June 30, 2017, we recognized preliminary goodwill of $0.9 billion in Corporate and other as a result of the acquisition of Yahoo’s operating business. At June 30, 2017, we recognized preliminary goodwill of $0.4 billion in Wireline as a result of the acquisition of XO. See Note 2 for additional information.

Other Intangible Assets

The following table displays the composition of Other intangible assets, net:

	At June 30, 2017			At December 31, 2016
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$4,014	$(529)	$3,485	$2,884	$(480)	$2,404
Non-network internal-use software (5 to 7 years)	17,249	(11,525)	5,724	16,135	(10,913)	5,222
Other (5 to 25 years)	2,602	(668)	1,934	1,854	(583)	1,271

Total	$23,865	$(12,722)	$11,143	$20,873	$(11,976)	$8,897

At June 30, 2017, we recognized preliminary other intangible assets of $2.6 billion in Corporate and other as a result of the acquisition of Yahoo’s operating business. At June 30, 2017, we recognized preliminary other intangible assets of $0.2 billion (primarily customer lists) in Wireline as a result of the acquisition of XO. See Note 2 for additional information.

The amortization expense for Other intangible assets was as follows:

(dollars in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2017	$485	$937
2016	401	836

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2017	$1,393
2018	1,891
2019	1,656
2020	1,406
2021	1,222

4.	Debt

Changes to debt during the six months ended June 30, 2017 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2017	$2,645	$105,433	$108,078
Proceeds from long-term borrowings	65	15,944	16,009
Proceeds from asset-backed long-term borrowings	-	2,878	2,878
Repayments of long-term borrowings and capital leases obligations	(3,158)	(7,136)	(10,294)
Decrease in short-term obligations, excluding current maturities	(152)	-	(152)
Reclassifications of long-term debt	1,569	(1,569)	-
Debt acquired (Note 2)	7	52	59
Other	177	788	965

Balance at June 30, 2017	$1,153	$116,390	$117,543

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

The table below lists the series of Old Notes included in the January Exchange Offers for the 2039 New Notes and the January Cash Offers, referred to as Group 2:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted for Exchange	Principal Amount Accepted for Cash (1)
Verizon Communications Inc.	5.150%	2023	$8,517	$715	$217
	7.750%	2030	930	184	4
	7.750%	2032	218	2	-
	6.400%	2033	1,729	640	6

				$1,541	$227

(1) Includes amounts acquired pursuant to the subsequent cash purchases.

The table below lists the series of Old Notes included in the January Exchange Offers for the 2049 New Notes and the January Cash Offers, referred to as Group 3:

(dollars in millions)	Interest Rate	Maturity	Principal Amount Outstanding	Principal Amount Accepted for Exchange	Principal Amount Accepted for Cash (1)
Verizon Communications Inc.	5.850%	2035	$1,250	$447	$4
	6.250%	2037	636	189	5
	6.400%	2038	750	228	6
	6.900%	2038	384	111	4
	8.950%	2039	290	48	-
	7.350%	2039	412	225	1
	6.000%	2041	1,000	480	20
	6.550%	2043	4,245	1,933	46

				$3,661	$86

(1) Includes amounts acquired pursuant to the subsequent cash purchases.

Term Loan Credit Agreement

In March 2017, we prepaid $1.7 billion of the outstanding $3.3 billion term loan that had an original maturity date of July 2019. During April 2017, we repaid the remaining outstanding amount under the term loan agreement.

March Tender Offer

On March 13, 2017, we announced the commencement of a tender offer (the March Tender Offer) to purchase for cash any and all of the series of notes listed below. The Tender Offer expired on March 17, 2017 and most of which was settled on March 20, 2017. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase.

(dollars in millions, except for Purchase Price)	Interest Rate	Maturity	Principal Amount Outstanding	Purchase Price (1)	Principal Amount Purchased
Verizon Communications Inc.	8.950%	2039	$242	$1,537.18	$131
	7.750%	2032	215	1,341.68	36
	6.550%	2043	2,266	1,239.85	847
	6.400%	2033	1,083	1,216.85	612
	7.350%	2039	186	1,324.60	27
	6.900%	2038	270	1,273.29	49
	7.750%	2030	742	1,379.04	160
	6.400%	2038	515	1,206.61	118
	6.250%	2037	443	1,189.56	103
	5.850%	2035	800	1,151.79	249
	6.000%	2041	500	1,151.23	206
	6.100%	2018	667	1,048.45	153
	5.500%	2018	646	1,037.01	113

Verizon New York Inc.	7.375%	2032	244	1,285.50	39
	6.500%	2028	72	1,177.23	1

Verizon Pennsylvania LLC	8.750%	2031	53	1,426.33	17
	8.350%	2030	48	1,384.37	16
	6.000%	2028	68	1,139.69	11

Verizon Delaware LLC	8.625%	2031	10	1,416.70	8

Verizon Maryland LLC	8.300%	2031	24	1,378.75	2
	8.000%	2029	28	1,332.71	1
	5.125%	2033	179	1,063.06	15

Verizon Virginia LLC	8.375%	2029	19	1,367.57	9
	7.875%	2022	57	1,206.35	-

Verizon New England Inc.	7.875%	2029	173	1,322.35	26

Verizon New Jersey Inc.	7.850%	2029	87	1,319.96	8
	8.000%	2022	146	1,227.16	25

GTE LLC	8.750%	2021	207	1,240.28	14
	6.940%	2028	413	1,270.73	85
	6.840%	2018	332	1,056.27	38

					$3,119

(1)	Per $1,000 principal amount of notes tendered.

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

During March 2017, we issued $11.0 billion aggregate principal amount of fixed and floating rate notes. The issuance of these notes resulted in cash proceeds of approximately $10.9 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The issuance consisted of the following series of notes: $1.4 billion aggregate principal amount of Verizon Communications Floating Rate Notes due 2022, $1.85 billion aggregate principal amount of Verizon Communications 3.125% Notes due 2022, $3.25 billion aggregate principal amount of Verizon Communications 4.125% Notes due 2027, $3.0 billion aggregate principal amount of Verizon Communications 5.250% Notes due 2037, and $1.5 billion aggregate principal amount of Verizon Communications 5.500% Notes due 2047. The floating rate notes bear interest at a rate equal to the three-month LIBOR plus 1.000% which rate will be reset quarterly. The net proceeds were primarily used for the tender offer and general corporate purposes, including discretionary contributions to our qualified pension plans of $3.4 billion. We used the remaining net proceeds for the financing of our acquisition of Yahoo’s operating business.

During April 2017, we redeemed in whole $0.5 billion aggregate principal amount of Verizon Communications 6.100% Notes due 2018 at 104.5% of the principal amount of such notes and $0.5 billion aggregate principal amount of Verizon Communications 5.50% Notes due 2018 at 103.3% of the principal amount of such notes, plus accrued and unpaid interest to the date of redemption.

During May 2017, we issued $1.5 billion aggregate principal amount of Verizon Communications floating rate notes due 2020. The issuance of these notes resulted in cash proceeds of approximately $1.5 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The floating rate notes bear interest at a rate equal to three-month LIBOR plus 0.550% which will be reset quarterly. The net proceeds were primarily used for general corporate purposes, which included the repayment of outstanding indebtedness. In addition we issued CHF 0.6 billion aggregate principal amount of Verizon Communications 0.375% Bonds due 2023, and CHF 0.4 billion aggregate principal amount of Verizon Communications 1.00% Bonds due 2027. The issuance of these bonds resulted in cash proceeds of approximately $1.0 billion, net of discounts and issuance costs. The net proceeds were primarily used for general corporate purposes including the repayment of debt.

During May 2017, we initiated a retail notes program in connection with the issuance and sale from time to time of our notes that are due nine months or more from the date of issue. As of June 30, 2017 we have issued $0.5 billion of Verizon Communication Notes with interest rates ranging from 2.600% to 4.900% and maturity dates ranging from 2022 to 2047.

During June 2017, $1.3 billion of Verizon Communication floating rate notes matured and were repaid.

During June 2017, we redeemed in whole $0.5 billion aggregate principal amount of Verizon Communications 1.100% Notes due 2017 at 100.003% of the principal amount of such notes, plus accrued and unpaid interest to the date of redemption.

Asset-Backed Debt

As of June 30, 2017, the carrying value of our asset-backed debt was $7.9 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed securitization bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Asset-Backed Notes

In March 2017, we issued approximately $1.3 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity. The Class A senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.6 years at issuance and bear interest at 2.06% per annum, the Class B junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.38 years at issuance and bear interest at 2.45% per annum and the Class C junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.64 years at issuance and bear interest at 2.65% per annum.

In June 2017, we issued approximately $1.3 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity. The Class A senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.47 years at issuance and bear interest at 1.92% per annum, the Class B junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.11 years at issuance and bear interest at 2.22% per annum and the Class C junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.34 years at issuance and bear interest at 2.38% per annum.

Under the terms of the Asset-Backed Notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity.

ABS Financing Facility

As of June 30, 2017, aggregate outstanding borrowings under the ABS Financing Facility were approximately $2.8 billion and $0.3 billion of such amount was drawn down pursuant to a second series loan agreement that was entered into in May 2017. Under both series of the ABS Financing Facility there is a two year revolving period, which may be extended, during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity.

Although the ABS Financing Facility is fully drawn as of June 30, 2017, we have the right to prepay all or a portion thereof at any time without penalty, but in certain cases, with breakage costs. If we choose to prepay, the amount prepaid shall be available for further drawdowns until September 2018, except in certain circumstances.

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

The assets and liabilities related to our asset-backed debt arrangements included on our condensed consolidated balance sheets were as follows:

(dollars in millions)	At June 30, 2017	At December 31, 2016
Assets
Account receivable, net	$6,472	$3,383
Prepaid expenses and other	396	236
Other assets	3,071	2,383

Liabilities
Accounts payable and accrued liabilities	4	4
Long-term debt	7,869	4,988

See Note 5 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities

As of June 30, 2017, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

As of June 30, 2017, the equipment credit facility insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency, was fully drawn at $1.0 billion. We used this credit facility to finance network equipment-related purchases.

Additional Financing Activities (Non-Cash Transaction)

During the six months ended June 30, 2017, we financed, primarily through alternative financing arrangements, the purchase of approximately $0.2 billion of long-lived assets consisting primarily of network equipment. At June 30, 2017, $1.2 billion relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statements of cash flows.

Early Debt Redemptions

During the first quarter of 2017, we recorded a net pre-tax loss on early debt redemption of $0.8 billion primarily in connection with the January Cash Offers and the March Tender Offer.

We recognize early debt redemption costs in Other expense, net on our condensed consolidated statements of income.

Guarantees

We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2017, $1.0 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2017, $0.8 billion aggregate principal amount of these obligations remain outstanding.

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

Wireless Device Payment Plan Agreement Receivables

The following table displays device payment plan agreement receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

(dollars in millions)	At June 30, 2017	At December 31, 2016
Device payment plan agreement receivables, gross	$14,505	$11,797
Unamortized imputed interest	(654)	(511)

Device payment plan agreement receivables, net of unamortized imputed interest	13,851	11,286
Allowance for credit losses	(715)	(688)

Device payment plan agreement receivables, net	$13,136	$10,598

Classified on our condensed consolidated balance sheets:
Accounts receivable, net	$8,548	$6,140
Other assets	4,588	4,458

Device payment plan agreement receivables, net	$13,136	$10,598

Included in our device payment plan agreement receivables, net at June 30, 2017, are net device payment plan agreement receivables of $9.5 billion that have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet.

We may offer our customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer will receive trade-in credits that are applied to the customer’s monthly bill. As a result, we recognize a trade-in obligation measured at fair value using weighted-average selling prices obtained in recent resales of devices eligible for trade-in. Device payment plan agreement receivables, net does not reflect this trade-in obligation. At June 30, 2017, the amount of trade-in obligations was insignificant.

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

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

(dollars in millions)	At June 30, 2017	At December 31, 2016
Unbilled	$13,714	$11,089
Billed:
Current	659	557
Past due	132	151

Device payment plan agreement receivables, gross	$14,505	$11,797

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2017	2016
Balance at January 1,	$688	$444
Bad debt expense	315	310
Write-offs	(288)	(210)
Allowance related to receivables sold	-	28
Other	-	6

Balance at June 30,	$715	$578

Sales of Wireless Device Payment Plan Agreement Receivables

During 2015 and 2016, we established programs pursuant to a Receivables Purchase Agreement, or RPA, to sell from time to time, on an uncommitted basis, eligible device payment plan agreement receivables to a group of primarily relationship banks (Purchasers) on both a revolving (Revolving Program) and non-revolving (Non-Revolving Program) basis. The receivables sold under the RPA are no longer considered assets of Verizon. The outstanding portfolio of device payment plan agreement receivables derecognized from our condensed consolidated balance sheets, but which we continue to service, was $1.5 billion at

June 30, 2017 and $8.4 billion at June 30, 2016. At June 30, 2017, the total portfolio of device payment plan agreement receivables, including derecognized device payment plan agreement receivables, that we are servicing was $16.0 billion.

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

We continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is insignificant. Eligible receivables under the RPA excluded device payment plan agreements where a new customer was required to provide a down payment. The sales of receivables under the RPA did not have a significant impact on our condensed consolidated statements of income. The cash proceeds received from the Purchasers were recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows.

There were no sales of device payment plan agreement receivables under the Revolving Program or the Non-Revolving Program during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, we sold $0.7 billion and $3.3 billion, respectively, of receivables, net of allowances and imputed interest, under the Revolving Program. We received cash proceeds from new transfers of $2.0 billion during the six months ended June 30, 2016. During the three and six months ended June 30, 2016, we received cash proceeds from reinvested collections of $0.6 billion and $0.9 billion, respectively, and recorded a deferred purchase price of an insignificant amount and $0.4 billion, respectively.

Deferred Purchase Price

Under the RPA, the deferred purchase price was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price is contingent on collections from customers. During the three and six months ended June 30, 2017, we have collected $0.3 billion and $0.6 billion, respectively, and an insignificant amount during the three and six months ended June 30, 2016, which was returned as deferred purchase price and recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows. Collections, which were returned as deferred purchase price and recorded within Cash flows provided by investing activities on our condensed consolidated statements of cash flows, were insignificant during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, our deferred purchase price receivable, which is held by the Sellers, was comprised of $1.1 billion included within Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2016, our deferred purchase price receivable was comprised of $1.2 billion included within Prepaid expenses and other and $0.4 billion included within Other assets in our condensed consolidated balance sheet.

Variable Interest Entities (VIEs)

Under the RPA, the Sellers’ sole business consists of the acquisition of the receivables from Cellco Partnership and certain other affiliates of Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers are not available to be used to satisfy obligations of any Verizon entities other than the Sellers. We determined that the Sellers are VIEs as they lack sufficient equity to finance their activities. Given that we have the power to direct the activities of the Sellers that most significantly impact the Sellers’ economic performance, we are deemed to be the primary beneficiary of the Sellers. As a result, we consolidate the assets and liabilities of the Sellers into our condensed consolidated balance sheets.

Continuing Involvement

Verizon has continuing involvement with the sold receivables as it services the receivables. We continue to service the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and we continue to maintain normal relationships with our customers. The credit quality of the customers we continue to service is consistent throughout the periods presented. To date, we have collected and remitted approximately $9.6 billion, net of fees. To date, cash proceeds received, net of remittances, were $0.5 billion. Credit losses on receivables sold were insignificant during both the six months ended June 30, 2017 and 2016.

In addition, we have continuing involvement related to the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the agreements. The Company’s maximum exposure to loss related to the involvement with the Sellers is limited to the amount of the outstanding deferred purchase price, which was $1.1 billion as of June 30, 2017. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the proceeds withheld by the Purchasers. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

6.	Fair Value Measurements

Recurring Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$77	$-	$-	$77
Fixed income securities	-	349	-	349
Interest rate swaps	-	169	-	169
Cross currency swaps	-	192	-	192
Interest rate cap	-	4	-	4

Total	$77	$714	$-	$791

Liabilities:
Other liabilities:
Interest rate swaps	$-	$181	$-	$181
Cross currency swaps	-	1,400	-	1,400

Total	$-	$1,581	$-	$1,581

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2016:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$123	$-	$-	$123
Fixed income securities	10	566	-	576
Interest rate swaps	-	71	-	71
Cross currency swaps	-	45	-	45
Interest rate caps	-	10	-	10

Total	$133	$692	$-	$825

Liabilities:
Other liabilities:
Interest rate swaps	$-	$236	$-	$236
Cross currency swaps	-	1,803	-	1,803

Total	$-	$2,039	$-	$2,039

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 and 2016, respectively.

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

	At June 30, 2017		At December 31, 2016
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$ 116,537	$127,281	$107,128	$ 117,584
Derivative Instruments The following table sets forth the notional amounts of our outstanding derivative instruments:
	At June 30, 2017		At December 31, 2016
(dollars in millions)	Notional Amount		Notional Amount
Interest rate swaps	$ 6,635			$ 13,099
Cross currency swaps	13,911			12,890
Interest rate caps	2,840			2,540

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

The ineffective portion of our interest rate swaps was insignificant for the three and six months ended June 30, 2017 and 2016, respectively.

Forward Interest Rate Swaps

In order to manage our exposure to future interest rate changes, we periodically enter into forward interest rate swaps. We designate these contracts as cash flow hedges. During the three and six months ended June 30, 2016, pre-tax losses of $0.1 billion and $0.2 billion, respectively, were recognized in Other comprehensive income (loss).

Cross Currency Swaps

We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro and Swiss Franc-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the second quarter of 2017, we entered into cross currency swaps with a total notional value of $1.0 billion.

During the three and six months ended June 30, 2017, pre-tax gains of $0.4 billion and $0.5 billion, respectively, were recognized in Other comprehensive income (loss). During the three and six months ended June 30, 2016, pre-tax losses of $0.4 billion and $0.2 billion, respectively, were recognized in Other comprehensive income (loss). A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other expense, net to offset the related pre-tax foreign currency transaction gain or loss on the underlying debt obligations.

Net Investment Hedges

We have designated certain foreign currency instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In 2016, we designated $0.8 billion total notional value of Euro-denominated debt as a net investment hedge. The notional amount of the Euro-denominated debt as a net investment hedge was $0.8 billion at June 30, 2017 and December 31, 2016, respectively.

Undesignated Derivatives

We also have the following derivative contracts which we use as an economic hedge but for which we have elected not to apply hedge accounting.

Interest Rate Caps

We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility. During the second quarter of 2017, we entered into interest rate caps with a total notional value of $0.3 billion. During the three and six months ended June 30, 2017, we recognized an insignificant increase in Interest expense, respectively.

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

Counterparties to our derivative contracts are also major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSA) which provide rules for collateral exchange. Our CSAs generally require collateralized arrangements with our counterparties in connection with uncleared derivatives, but as of June 30, 2017, we have entered into amendments to our CSA agreements with substantially all of our counterparties that suspend the requirement for cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition. During the first and second quarter of 2017, we paid an insignificant amount of cash to extend certain of such amendments to certain collateral exchange arrangements. As a result of the amendments to the CSA agreements, we did not post any collateral at June 30, 2017. At December 31, 2016, we posted collateral of approximately $0.2 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet.

7.	Stock-Based Compensation

Verizon Communications Long-Term Incentive Plan

In May 2017, Verizon’s shareholders approved the 2017 Long-Term Incentive Plan (the 2017 Plan) and terminated Verizon’s authority to grant new awards under the Verizon 2009 Long-Term Incentive Plan (the 2009 Plan). Consistent with the 2009 Plan, the 2017 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. Upon approval of the 2017 Plan, Verizon reserved the 91 million shares that were reserved but not issued under the 2009 Plan for future issuance under the 2017 Plan.

Restricted Stock Units

The 2009 Plan and 2017 Plan provide for grants of Restricted Stock Units (RSUs). For RSUs granted prior to 2017, vesting generally occurs at the end of the third year. For the 2017 grants, vesting generally occurs in three equal installments on each anniversary of the grant date. The RSUs are generally classified as equity awards because the RSUs will be paid in Verizon common stock upon vesting. The RSU equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. Dividend equivalent units are also paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

In connection with our acquisition of Yahoo’s operating business, on the closing date of the Transaction each unvested and outstanding Yahoo RSU award that was held by an employee who became an employee of Verizon was replaced with a Verizon RSU award, which is generally payable in cash upon the applicable vesting date. These awards are classified as liability awards and are measured at fair value at the end of each reporting period.

Performance Stock Units

The 2009 Plan and 2017 Plan also provide for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the 2009 Plan and 2017 Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the three-year performance cycle. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. Dividend equivalent units are also paid to participants at the time that the PSU award is determined and paid, and in the same proportion as the PSU award. The granted and cancelled activity for the PSU award includes adjustments for the performance goals achieved.

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

	Restricted Stock Units		Performance Stock Units
(shares in thousands)	Equity Awards	Liability Awards
Outstanding, January 1, 2017	13,308	-	17,919
Granted	5,888	22,071	6,278
Payments	(4,880)	(726)	(6,031)
Cancelled/Forfeited	(108)	(55)	(1,198)

Outstanding, June 30, 2017	14,208	21,290	16,968

As of June 30, 2017, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $1.3 billion and is expected to be recognized over approximately two years.

The equity RSUs granted in 2017 have a weighted-average grant date fair value of $50.01 per unit.

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

Net Periodic Cost

The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended June 30,	2017	2016	2017	2016
Service cost	$70	$76	$37	$52
Amortization of prior service cost (credit)	9	3	(235)	(113)
Expected return on plan assets	(316)	(257)	(13)	(13)
Interest cost	171	170	165	197
Remeasurement loss, net	-	1,257	-	2,293
Net periodic benefit (income) cost	$(66)	$1,249	$(46)	$2,416

(dollars in millions)	Pension		Health Care and Life
Six Months Ended June 30,	2017	2016	2017	2016
Service cost	$140	$156	$74	$113
Amortization of prior service cost (credit)	19	2	(470)	(186)
Expected return on plan assets	(632)	(528)	(26)	(28)
Interest cost	342	356	330	421
Remeasurement loss, net	-	1,422	-	2,293
Net periodic benefit (income) cost	$(131)	$1,408	$(92)	$2,613

Severance, Pension and Benefit Charges

During the three and six months ended June 30, 2017, we recorded a pre-tax severance charge of approximately $0.6 billion primarily in connection with the acquisition of Yahoo’s operating business.

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

During the six months ended June 30, 2016, we also recorded a net pre-tax pension and benefit remeasurement charge of $0.2 billion related to settlements for employees who received lump-sum distribution in one of Verizon’s defined benefit pension plans.

Severance Payments

During the three and six months ended June 30, 2017, we paid severance benefits of $0.2 billion and $0.4 billion, respectively. At June 30, 2017, we had a remaining severance liability of $0.7 billion, a portion of which includes future contractual payments to employees separated as of June 30, 2017.

Employer Contributions

During the three and six months ended June 30, 2017, we contributed $0.2 billion and $3.8 billion, respectively, to our qualified pension plans, which included $3.4 billion of discretionary contributions during the six months ended June 30, 2017. The discretionary contribution together with previous estimates of $0.6 billion for minimum contributions result in an expected $4.0 billion in pension funding to qualified plans in 2017. The contributions to our nonqualified pension plans were insignificant during the three and six months ended June 30, 2017, respectively. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2017 as previously disclosed in Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

9.	Equity and Accumulated Other Comprehensive Income

Equity

Changes in the components of Total equity were as follows:

	Attributable	Noncontrolling	Total
(dollars in millions)	to Verizon	Interests	Equity
Balance at January 1, 2017	$22,524	$1,508	$24,032

Net income	7,812	219	8,031
Other comprehensive loss	(389)	-	(389)
Comprehensive income	7,423	219	7,642

Contributed capital	(83)	-	(83)
Dividends declared	(4,712)	-	(4,712)
Common stock in treasury	121	-	121
Distributions and other	(84)	(155)	(239)
Balance at June 30, 2017	$25,189	$1,572	$26,761

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

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the six months ended June 30, 2017.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.7 million common shares issued from Treasury stock during the six months ended June 30, 2017.

Accumulated Other Comprehensive Income

The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2017	$(713)	$ (80)	$46	$3,420	$2,673
Other comprehensive income	88	331	13	-	432
Amounts reclassified to net income	-	(529)	(19)	(273)	(821)

Net other comprehensive income (loss)	88	(198)	(6)	(273)	(389)

Balance at June 30, 2017	$(625)	$ (278)	$40	$3,147	$2,284

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized loss on cash flow hedges in the table above are included in Other expense, net and Interest expense on our condensed consolidated statements of income (see Note 6 for additional information). The amounts reclassified to net income related to unrealized loss on marketable securities in the table above are included in Other expense, net on our condensed consolidated statements of income. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense on our condensed consolidated statements of income (see Note 8 for additional information).

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

Corporate and other includes the results of our media business including Oath, our telematics and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We completed our acquisition of Yahoo’s operating business on June 13, 2017. The results of operations of Yahoo’s operating business from the date of closing until June 30, 2017 were insignificant to our condensed consolidated statements of income.

On April 1, 2016, we completed the sale of our local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states to Frontier Communications Corporation (Frontier). The transaction, which included the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. Additionally, on May 1, 2017, we completed the Data Center Sale (see Note 2 for additional information). The results of operations for these divestitures is included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

In addition, Corporate and other includes the results of our telematics businesses for all periods presented, which were reclassified from our Wireline segment effective April 1, 2016. The impact of this reclassification was insignificant to our condensed consolidated financial statements or our segment results of operations.

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

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below includes the effects of special items that management does not consider in assessing segment performance, primarily because of their nature.

We have adjusted prior period consolidated and segment information, where applicable, to conform to the current period presentation.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
External Operating Revenues
Wireless
Service	$15,605	$16,692	$31,335	$33,461
Equipment	4,298	3,704	8,062	7,658
Other	1,306	1,216	2,588	2,412
Total Wireless	21,209	21,612	41,985	43,531

Wireline
Consumer Markets	3,184	3,165	6,385	6,345
Enterprise Solutions	2,387	2,378	4,779	4,802
Partner Solutions	1,008	1,002	1,999	2,031
Business Markets	921	845	1,803	1,707
Other	74	84	135	166
Total Wireline	7,574	7,474	15,101	15,051
Total reportable segments	$28,783	$29,086	$57,086	$58,582

Intersegment Revenues
Wireless	$73	$92	$175	$177
Wireline	228	239	469	476
Total reportable segments	$301	$331	$644	$653

Total Operating Revenues
Wireless	$21,282	$21,704	$42,160	$43,708
Wireline	7,802	7,713	15,570	15,527
Total reportable segments	$29,084	$29,417	$57,730	$59,235

Operating Income (Loss)
Wireless	$7,410	$8,017	$14,486	$15,897
Wireline	68	(524)	287	(653)
Total reportable segments	$7,478	$7,493	$14,773	$15,244

(dollars in millions)	At June 30, 2017	At December 31, 2016
Assets
Wireless	$222,275	$211,345
Wireline	67,778	66,679

Total reportable segments	290,053	278,024
Corporate and other	225,651	213,787
Eliminations	(262,726)	(247,631)

Total consolidated - reported	$252,978	$244,180

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Total reportable segment operating revenues	$29,084	$29,417	$57,730	$59,235
Corporate and other	1,778	1,366	3,238	2,675
Eliminations	(351)	(361)	(751)	(706)
Operating results from divested businesses	37	110	145	1,499

Total consolidated operating revenues	$30,548	$30,532	$60,362	$62,703

Fios revenues are included within our Wireline segment and amounted to approximately $2.9 billion and $5.8 billion, respectively for the three and six months ended June 30, 2017. Fios revenues amounted to approximately $2.8 billion and $5.5 billion, respectively, for the three and six months ended June 30, 2016.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Total reportable segment operating income	$7,478	$7,493	$14,773	$15,244
Corporate and other	(285)	(457)	(599)	(966)
Severance, pension and benefit charges (Note 8)	(607)	(3,550)	(607)	(3,715)
Net gain on sale of divested businesses (Note 2)	1,774	1,007	1,774	1,007
Acquisition and integration related charges (Note 2)	(152)	-	(152)	-
Gain on spectrum license transaction (Note 2)	-	-	126	142
Operating results from divested businesses	24	61	98	784

Total consolidated operating income	8,232	4,554	15,413	12,496

Equity in losses of unconsolidated businesses	(28)	(20)	(49)	(40)
Other expense, net	(19)	(1,826)	(865)	(1,794)
Interest expense	(1,218)	(1,013)	(2,350)	(2,201)

Income Before Provision For Income Taxes	$6,967	$1,695	$12,149	$8,461

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2017 and 2016.

11.	Commitments and Contingencies

In the ordinary course of business, Verizon is involved in various commercial litigation and regulatory proceedings at the state and federal level. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending matters is the amount of accrual significant. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods, including the Hicksville matter described below, will have a significant effect on our financial condition, but it could have a significant effect on our results of operations for a given reporting period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband data and video, corporate networking solutions, data center and cloud services, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end Global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 163,400 employees as of June 30, 2017.

To compete effectively in today’s dynamic marketplace, we are focused on transforming around the capabilities of our high-performing networks with a goal of future growth based on delivering what customers want and need in the new digital world. Our priorities for 2017 are to leverage our network leadership, retain and grow our high quality customer base while balancing profitability, enhance ecosystems in media and telematics, and drive monetization of our networks and solutions. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber-optic network that supports our businesses, maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth. We are consistently deploying new network architecture and technologies to extend our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. In addition, protecting the privacy of our customers’ information and the security of our systems and networks will continue to be a priority at Verizon. Our network leadership will continue to be the hallmark of our brand, and provide the fundamental strength at the connectivity, platform and solutions layers upon which we build our competitive advantage.

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

On February 20, 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price was reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments. Subject to certain exceptions, the parties also agreed that certain user security and data breaches incurred by Yahoo (and the losses arising therefrom) were to be disregarded (1) for purposes of specified conditions to Verizon’s obligations to close the Transaction and (2) in determining whether a “Business Material Adverse Effect” under the Purchase Agreement has occurred.

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly owned subsidiary of Yahoo that Verizon agreed to purchase pursuant to the Transaction, also entered into an amendment to a related reorganization agreement, pursuant to which Yahoo (which changed its name to Altaba Inc. following the closing of the Transaction) retains 50% of certain post-closing liabilities arising out of governmental or third party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the Securities and Exchange Commission (SEC).

On June 13, 2017, we completed the Transaction. As a result, Yahoo Holdings, Inc. became a wholly-owned subsidiary of Verizon. The aggregate purchase consideration at the closing of the Transaction was approximately $4.8 billion.

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

In April 2017, we exercised our option to buy a wholly-owned subsidiary of XO Holdings that holds its wireless spectrum for approximately $0.2 billion, subject to certain adjustments. The transaction is subject to regulatory approvals and is expected to close by the end of 2017. Upon closing, the spectrum acquired as part of the transaction will be used for our 5G technology deployment.

Data Center Sale

On December 6, 2016, we entered into a definitive agreement, which was subsequently amended on March 21, 2017, with Equinix, Inc. (Equinix) pursuant to which we agreed to sell 23 customer-facing data center sites in the U.S. and Latin America, for approximately $3.6 billion, subject to certain adjustments (Data Center Sale). The sale does not affect Verizon’s data center services delivered from 27 sites in Europe, Asia-Pacific and Canada, or its managed hosting and cloud offerings. The transaction closed on May 1, 2017 (see Note 2 to the condensed consolidated financial statements for additional information).

Straight Path

On May 11, 2017, we entered into an agreement (the Purchase Agreement) to acquire Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for 5G wireless services. Under the terms of the Purchase Agreement, we agreed to acquire Straight Path for $184.00 per share, reflecting an enterprise value of approximately $3.1 billion. The acquisition is subject to customary regulatory approvals and closing conditions, and is expected to close by the end of the first quarter of 2018.

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

We are focusing our wireless capital spending on adding capacity and density to our 4G LTE network. Approximately 98% of our total data traffic in June 2017 was carried on our 4G LTE network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Densification enables us to add capacity to manage mobile video consumption and demand for Internet of Things (IoT), as well as position us for future 5G technology. We are committed to developing and deploying 5G wireless technology. We are working with key partners to ensure the aggressive pace of innovation, standards development and appropriate requirements for this next generation of wireless technology. Based on the outcome of our ongoing pre-commercial trials, we intend to be the first company to deploy a 5G fixed wireless broadband network in the U.S. We expect to launch a fixed commercial wireless service supported by this network in 2018, depending on the results of pre-commercial trials, which are ongoing.

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

In our Wireline business, to compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. We expect our One Fiber initiative in Wireline will allow us to densify our 4G LTE wireless network as well as position us for future 5G technology. The expansion of our multi-use fiber footprint also creates opportunities to generate revenue from fiber-based services in our Wireline business. We also continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability for our Fios services.

Corporate and Other

Corporate and other includes the results of our media business, including Oath, telematics and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

On April 1, 2016, we completed the sale (Access Line Sale) of our local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states to Frontier Communications Corporation (Frontier). The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. On May 1, 2017, we completed the sale of 23 customer-facing data center sites in the United States and Latin America (see Note 2 to the condensed consolidated financial statements for additional information). The results of operations for these divestitures are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker. See “Operating Results From Divested Businesses” and Note 10 to the condensed consolidated financial statements for additional information.

In addition, Corporate and other includes the results of our telematics businesses for all periods presented, which were reclassified from our Wireline segment effective April 1, 2016. The impact of this reclassification was insignificant to our condensed consolidated financial statements or our segment results of operations.

We are also building our growth capabilities in the emerging IoT market by developing business models to monetize usage on our network at the connectivity and platform layers. For the six months ended June 30, 2017, we recognized IoT revenues, which represent revenues on IoT product and connectivity service revenues, of $0.7 billion, a 77% increase compared to the prior year period. This increase was primarily attributable to our acquisitions of Fleetmatics and Telogis in the second half of 2016, which will enable us to provide a more comprehensive suite of services and solutions in the Telematics market.

Capital Expenditures and Investments

We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2017, these investments included $7.0 billion for capital expenditures. See “Cash Flows Used in Investing Activities” and “Operating Environment and Trends” for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Trends

There have been no significant changes to the information related to trends affecting our business that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In “Segment Results of Operations,” we review the performance of our two reportable segments in more detail.

  Consolidated Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)

Wireless	$21,282	$21,704	$(422)	(1.9)%	$42,160	$43,708	$(1,548)	(3.5)%
Wireline	7,802	7,713	89	1.2	15,570	15,527	43	0.3
Corporate and other	1,815	1,476	339	23.0	3,383	4,174	(791)	(19.0)
Eliminations	(351)	(361)	10	(2.8)	(751)	(706)	(45)	6.4

Consolidated Revenues	$30,548	$30,532	$16	0.1	$60,362	$62,703	$(2,341)	(3.7)

Consolidated revenue during the three months ended June 30, 2017 increased 0.1%, compared to the similar period in 2016, due to an increase in revenue within Corporate and other, offset by a decline in revenue at our Wireless segment. Consolidated revenue during the six months ended June 30, 2017 decreased $2.3 billion, or 3.7%, compared to the similar period in 2016, due to a decline in revenue at our Wireless segment as well as a decline in revenue within Corporate and other.

Wireless’ revenues decreased $0.4 billion, or 1.9%, and $1.5 billion, or 3.5%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily as a result of declines in service revenue driven by decreased overage revenue and line access revenue, partially offset by an improvement in account access revenue and an increase in equipment revenue.

Revenues for our segments are discussed separately below under the heading “Segment Results of Operations.”

Corporate and other revenues increased $0.3 billion, or 23.0%, during the three months ended June 30, 2017, compared to the similar period in 2016, primarily as a result of the acquisition of Yahoo’s operating business as well as fleet service revenue growth in our telematics business, partially offset by the Data Center Sale on May 1, 2017 (see “Operating Results From Divested Businesses”).

Corporate and other revenues decreased $0.8 billion, or 19.0%, during the six months ended June 30, 2017, compared to the similar period in 2016, primarily as a result of the Access Line Sale on April 1, 2016 (see “Operating Results From Divested Businesses”). This decrease was partially offset by an increase in revenue as a result of the acquisition of Yahoo’s operating business as well as fleet service revenue growth in our telematics business. During the six months ended June 30, 2017, our media business represented approximately 54% of revenues in Corporate and other.

  Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30		Increase/		June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Cost of services	$7,075	$7,577	$(502)	(6.6)%	$13,933	$15,191	$(1,258)	(8.3)%
Wireless cost of equipment	5,035	4,644	391	8.4	9,843	9,642	201	2.1
Selling, general and administrative expense	6,039	9,775	(3,736)	(38.2)	12,947	17,375	(4,428)	(25.5)
Depreciation and amortization expense	4,167	3,982	185	4.6	8,226	7,999	227	2.8

Consolidated Operating Expenses	$22,316	$25,978	$(3,662)	(14.1)	$44,949	$50,207	$(5,258)	(10.5)

Cost of Services

Cost of services decreased $0.5 billion, or 6.6%, during the three months ended June 30, 2017, compared to the similar period in 2016, primarily due to incremental costs incurred as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016 (2016 Work Stoppage) and a decline in net pension and postretirement benefit costs primarily driven by collective bargaining agreements ratified in June 2016 in our Wireline segment.

Cost of services decreased $1.3 billion, or 8.3%, during the six months ended June 30, 2017, compared to the similar period in 2016, primarily due to the completion of the Access Line Sale on April 1, 2016 (see “Operating Results From Divested Businesses”), incremental costs incurred as a result of the 2016 Work Stoppage and a decline in net pension and postretirement benefit costs primarily driven by collective bargaining agreements ratified in June 2016 in our Wireline segment.

Wireless Cost of Equipment

Wireless cost of equipment increased $0.4 billion, or 8.4%, and $0.2 billion, or 2.1%, respectively, at our Wireless segment during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily as a result of increases in the number of smartphone units sold as well as a shift to higher priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $3.7 billion, or 38.2%, and $4.4 billion, or 25.5%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to a net gain on sale of divested businesses in 2017, a decrease in severance, pension and benefit charges (see “Other Items”) and declines in sales commission expense at our Wireless segment. This decrease was partially offset by a net gain on sale of divested businesses in 2016 as well as acquisition and integration related charges primarily due to the acquisition of Yahoo’s operating business on June 13, 2017 (see “Other Items”).

Special Charges (Credits)

Special charges (credits) included in operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net gain on sale of divested businesses	$(1,774)	$(1,007)	$(1,774)	$(1,007)
Severance, pension and benefit charges	607	3,550	607	3,715
Acquisition and integration related charges	152	-	152	-
Gain on spectrum license transaction	-	-	(126)	(142)

See “Other Items” for a description of these special items.

Operating Results From Divested Businesses

On April 1, 2016, we completed the Access Line Sale. On May 1, 2017, we completed the Data Center Sale. The results of operations related to these divestitures are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker. The results of operations related to these divestitures included within Corporate and other are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Operating Results From Divested Businesses
Operating revenues	$37	$110	$145	$1,499
Cost of services	10	29	39	537
Selling, general and administrative expense	2	4	5	145
Depreciation and amortization expense	1	16	3	33

 Other Consolidated Results

Other Expense, Net

Additional information relating to Other expense, net is as follows:

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Interest income	$20	$11	$9	81.8%	$34	$26	$8	30.8%
Other, net	(39)	(1,837)	1,798	(97.9)	(899)	(1,820)	921	(50.6)

Total	$(19)	$(1,826)	$1,807	(99.0)	$(865)	$(1,794)	$929	(51.8)

The change in Other expense, net during the six months ended June 30, 2017, compared to the similar period in 2016 was primarily driven by early debt redemption costs of $0.8 billion recorded during the first quarter of 2017 compared to net early debt redemption costs of $1.8 billion recorded during the second quarter of 2016 (see “Other Items”).

Interest Expense

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Total interest costs on debt balances	$1,385	$1,200	$185	15.4%	$2,692	$2,556	$136	5.3%
Less capitalized interest costs	167	187	(20)	(10.7)	342	355	(13)	(3.7)

Total	$1,218	$1,013	$205	20.2	$2,350	$2,201	$149	6.8

Average debt outstanding	$116,359	$102,343			$113,493	$105,466
Effective interest rate	4.8%	4.7%			4.7%	4.8%

Total interest costs on debt balances increased during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to higher average debt balances (see “Consolidated Financial Condition”).

Provision for Income Taxes

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Provision for income taxes	$2,489	$864	$1,625	nm	$4,118	$3,200	$918	28.7%
Effective income tax rate	35.7%	51.0%			33.9%	37.8%

nm - not meaningful

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate during the three and six months ended June 30, 2017, compared to the similar periods in 2016, was primarily due to lower unfavorable tax impacts from goodwill not deductible for tax purposes in connection with the Data Center Sale in the current period compared to the Access Line Sale in the prior period as well as the effective income tax rate impact of lower income before income taxes due to pension and benefit charges recorded in the prior period. The increase in the provision for income taxes during the three and six months ended June 30, 2017, compared to the similar periods in 2016, was primarily due to the impact of higher income before income taxes in the current period.

Unrecognized Tax Benefits

Unrecognized tax benefits were $2.2 billion at June 30, 2017 and $1.9 billion at December 31, 2016. Interest and penalties related to unrecognized tax benefits were $0.2 billion (after-tax) at June 30, 2017 and $0.1 billion (after-tax) at December 31,

2016, respectively. The increase in unrecognized tax benefits was primarily related to the acquisition of Yahoo’s operating business.

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

 Consolidated Net Income, Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in losses of unconsolidated businesses and other expense, net to net income.

Consolidated Adjusted EBITDA is calculated by excluding the effect of special items and the operating results from divested businesses from the calculation of Consolidated EBITDA. We believe this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes and depreciation policies. Further, the exclusion of special items and the operating results from divested businesses enables comparability to prior period performance and trend analysis. Consolidated Adjusted EBITDA is also used by rating agencies, lenders and other parties to evaluate our creditworthiness. See “Other Items” for additional details regarding these special items.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Consolidated Net Income	$4,478	$831	$8,031	$5,261
Add (Less):
Provision for income taxes	2,489	864	4,118	3,200
Interest expense	1,218	1,013	2,350	2,201
Other expense, net	19	1,826	865	1,794
Equity in losses of unconsolidated businesses	28	20	49	40

Consolidated Operating Income	$8,232	$4,554	$15,413	$12,496
Add Depreciation and amortization expense	4,167	3,982	8,226	7,999

Consolidated EBITDA	$12,399	$8,536	$23,639	$20,495

Add (Less):
Net gain on sale of divested businesses	(1,774)	(1,007)	(1,774)	(1,007)
Severance, pension and benefit charges	607	3,550	607	3,715
Acquisition and integration related charges	147	-	147	-
Gain on spectrum license transaction	-	-	(126)	(142)
Operating results from divested businesses	(25)	(77)	(101)	(817)

Consolidated Adjusted EBITDA	$11,354	$11,002	$22,392	$22,244

The changes in Consolidated Net Income, Consolidated Operating Income, Consolidated EBITDA and Consolidated adjusted EBITDA in the table above during the three and six months ended June 30, 2017, compared to the similar periods in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

 Wireless

Operating Revenues and Selected Operating Statistics

(dollars in millions, except	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
ARPA and I-ARPA)	2017	2016	(Decrease)		2017	2016	(Decrease)
Service	$15,622	$16,741	$(1,119)	(6.7)%	$31,400	$33,550	$(2,150)	(6.4)%
Equipment	4,298	3,704	594	16.0	8,062	7,658	404	5.3
Other	1,362	1,259	103	8.2	2,698	2,500	198	7.9

Total Operating Revenues	$21,282	$21,704	$(422)	(1.9)	$42,160	$43,708	$(1,548)	(3.5)

Connections (‘000): (1)
Retail					114,536	113,154	1,382	1.2
Retail postpaid					109,088	107,780	1,308	1.2

Net additions in period (‘000): (2)
Retail connections	633	585	48	8.2	309	1,048	(739)	(70.5)
Retail postpaid connections	614	615	(1)	(0.2)	307	1,255	(948)	(75.5)

Churn Rate:
Retail connections	1.18%	1.19%			1.28%	1.21%
Retail postpaid connections	0.94%	0.94%			1.04%	0.95%

Account Statistics:
Retail postpaid ARPA	$134.89	$145.09	$(10.20)	(7.0)	$135.93	$145.22	$(9.29)	(6.4)
Retail postpaid I-ARPA	$164.94	$167.18	$(2.24)	(1.3)	$165.47	$166.11	$(0.64)	(0.4)

Retail postpaid accounts (‘000) (1)					35,334	35,637	(303)	(0.9)
Retail postpaid connections per account (1)					3.09	3.02	0.07	2.3

(1)	As of end of period
(2)	Excluding acquisitions and adjustments

Wireless’ total operating revenues decreased by $0.4 billion, or 1.9%, and $1.5 billion, or 3.5%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily as a result of a decline in service revenues partially offset by an increase in equipment revenues.

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

Retail connections represent our retail customer device postpaid and prepaid connections. Churn is the rate at which service to connections is terminated. Retail connections under an account may include those from smartphones and basic phones (collectively, phones) as well as tablets and other devices connected to the Internet, including retail IoT devices. The U.S. wireless market has achieved a high penetration of smartphones which reduces the opportunity for new phone connection growth for the industry. Retail postpaid connection net additions decreased during the six months ended June 30, 2017, compared to the similar period in 2016, primarily due to a decrease in retail postpaid gross additions as well as a higher retail postpaid connection churn rate, driven by higher churn on tablet connections.

Retail Postpaid Connections per Account

Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 2.3% as of June 30, 2017, compared to June 30, 2016. The increase in retail postpaid connections per account is primarily due to an increase in Internet devices, which represented 18.4% of our retail postpaid connection base as of June 30, 2017, compared to 17.7% as of June 30, 2016.

Service Revenue

Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, decreased by $1.1 billion, or 6.7%, and $2.2 billion, or 6.4%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to decreased overage revenue and line access revenue, partially offset by an improvement in account access revenue. Overage revenue pressure was primarily related to the ongoing migration to the pricing plans introduced in 2016, which feature safety mode and carryover data, and the introduction of unlimited pricing plans in the first quarter of 2017. Service revenue was also negatively impacted as a result of the ongoing customer migration to plans with unsubsidized service pricing. The pace of migration to unsubsidized price plans is slowing, as the majority of customers are already on device payment plans.

Customer migration to unsubsidized service pricing is driven in part by an increase in the activation of devices purchased under the Verizon device payment program. For both the three and six months ended June 30, 2017, phone activations under the Verizon device payment program represented approximately 77% of retail postpaid phones activated compared to approximately 67% and 68%, respectively, during the three and six months ended June 30, 2016. At June 30, 2017, approximately 75% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 53% at June 30, 2016. At June 30, 2017, approximately 49% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 37% at June 30, 2016.

Service revenue plus recurring device payment plan billings related to the Verizon device payment program, which represents the total value received from our wireless connections, decreased 1.6% and 1.0%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, was negatively impacted during the three and six months ended June 30, 2017, compared to the similar periods in 2016, as a result of customer migration to plans with unsubsidized service pricing, including our new price plans launched during 2016 and 2017, which feature safety mode, and carryover and unlimited data. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, decreased 1.3% and 0.4%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016. The decrease is driven by service revenue decline, partially offset by increasing recurring device payment plan billings.

Equipment Revenue

Equipment revenue increased $0.6 billion, or 16.0%, and $0.4 billion, or 5.3%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, as a result of an increase in device sales under the Verizon device payment program, partially offset by a decline in device sales under the traditional fixed-term service plans and an increase in promotional activity.

Under the Verizon device payment program, we recognize a higher amount of equipment revenue at the time of sale of devices. For both the three and six months ended June 30, 2017, phone activations under the Verizon device payment program represented approximately 77% of retail postpaid phones activated compared to approximately 67% and 68%, respectively, during the three and six months ended June 30, 2016.

Other Revenue

Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.1 billion, or 8.2%, and $0.2 billion, or 7.9%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to financing revenues from our device payment program and a volume-driven increase in revenues related to our device protection package.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Cost of services	$1,997	$1,984	$13	0.7%	$3,955	$3,926	$29	0.7%
Cost of equipment	5,035	4,644	391	8.4	9,843	9,642	201	2.1
Selling, general and administrative expense	4,493	4,777	(284)	(5.9)	9,191	9,668	(477)	(4.9)
Depreciation and amortization expense	2,347	2,282	65	2.8	4,685	4,575	110	2.4

Total Operating Expenses	$13,872	$13,687	$185	1.4	$27,674	$27,811	$(137)	(0.5)

Cost of Services

Cost of services increased 0.7% during both the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to higher rent expense as a result of an increase in macro and small cell sites supporting network capacity expansion and densification, as well as a volume-driven increase in costs related to the device protection package offered to our customers. Partially offsetting these increases were decreases in costs related to long distance and roaming.

Cost of Equipment

Cost of equipment increased $0.4 billion, or 8.4%, and $0.2 billion, or 2.1%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily as a result of increases in the number of smartphone units sold as well as a shift to higher priced units in the mix of devices sold.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.3 billion, or 5.9%, and $0.5 billion, or 4.9%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to a $0.1 billion and $0.3 billion decline in sales commission expense, respectively, as well as declines in employee related costs primarily due to reduced headcount and non-income taxes. The declines in sales commission expense during the three and six months ended June 30, 2017, compared to the similar periods in 2016, was driven by increases in the proportion of activations under the Verizon device payment program, which has a lower commission per unit than activations under traditional fixed-term service plans, as well as an overall decline in activations during the six months ended June 30, 2017, compared to the similar period in 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.1 billion, or 2.8%, and $0.1 billion, or 2.4%, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Segment Operating Income	$7,410	$8,017	$(607)	(7.6)%	$14,486	$15,897	$(1,411)	(8.9)%
Add Depreciation and amortization expense	2,347	2,282	65	2.8	4,685	4,575	110	2.4

Segment EBITDA	$9,757	$10,299	$(542)	(5.3)	$19,171	$20,472	$(1,301)	(6.4)

Segment operating income margin	34.8%	36.9%			34.4%	36.4%
Segment EBITDA margin	45.8%	47.5%			45.5%	46.8%

The changes in the table above during the three and six months ended June 30, 2017, compared to the similar periods in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special items excluded from our Wireless segment Operating income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Gain on spectrum license transaction	$-	$-	$126	$142

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

The operating revenues from XO are included in the Wireline segment results as of February 2017, following the completion of the acquisition, and are included with the Enterprise Solutions, Partner Solutions and Business Markets customer groups. Total operating revenues for the three and six months ended June 30, 2017 were $0.3 billion and $0.5 billion, respectively.

The operating results and statistics for all periods presented below exclude the results of the Access Line Sale on April 1, 2016 and the Data Center Sale on May 1, 2017 (see “Operating Results From Divested Businesses”). The results were adjusted to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

Operating Revenues and Selected Operating Statistics

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Consumer Markets	$3,184	$3,165	$19	0.6%	$6,385	$6,345	$40	0.6%
Enterprise Solutions	2,388	2,378	10	0.4	4,780	4,802	(22)	(0.5)
Partner Solutions	1,236	1,241	(5)	(0.4)	2,467	2,509	(42)	(1.7)
Business Markets	921	845	76	9.0	1,803	1,707	96	5.6
Other	73	84	(11)	(13.1)	135	164	(29)	(17.7)

Total Operating Revenues	$7,802	$7,713	$89	1.2	$15,570	$15,527	$43	0.3

Connections (‘000):(1)
Total voice connections					13,352	14,476	(1,124)	(7.8)

Total Broadband connections					6,988	7,014	(26)	(0.4)
Fios Internet subscribers					5,737	5,495	242	4.4
Fios Video subscribers					4,666	4,637	29	0.6

(1)	As of end of period

Wireline’s revenues increased $0.1 billion, or 1.2%, during the three months ended June 30, 2017, compared to the similar period in 2016, and 0.3% during the six months ended June 30, 2017, compared to the similar period in 2016, primarily as a result of increases in Business Markets, as a result of the acquisition of XO, and Fios revenues, partially offset by declines in Partner Solutions. The 2016 Work Stoppage negatively impacted revenue for the three months ended June 30, 2016. The increase in revenue during the six months ended June 30, 2017, compared to the similar period in 2016, was also partially offset by declines in Enterprise Solutions.

Fios revenues were $2.9 billion and $5.8 billion, respectively, during the three and six months ended June 30, 2017, compared to $2.8 billion and $5.5 billion during the similar periods in 2016. During the six months ended June 30, 2017, we grew our Fios Internet subscriber base by 4.4%, and our Fios Video subscriber base by 0.6%, compared to the similar period in 2016. In April 2017, Verizon launched Fios Gigabit Connection, a new broadband service with up to 940 Mbps download speeds and 880 Mbps upload speeds.

Consumer Markets

Consumer Markets operations provide broadband Internet and video services (including high-speed Internet, Fios Internet and Fios video services), local and long distance voice services to residential subscribers.

Consumer Markets revenues increased 0.6% during both the three and six months ended June 30, 2017, compared to the similar periods in 2016, as increases in Fios revenues due to subscriber growth for Fios services (Internet, video and voice) were partially offset by the continued decline of voice service revenues.

Consumer Fios revenues increased $0.1 billion, or 4.1%, and $0.2 billion, or 4.3%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016. Fios represented approximately 85% and 84% of Consumer revenue for the three and six months ended June 30, 2017, compared to approximately 82% and 81% during the similar periods in 2016.

The decline of voice service revenues was primarily due to a 7.3% decline in retail residence voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as Fios digital voice connections.

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

Enterprise Solutions revenues increased 0.4%, and decreased 0.5%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016. The increase during the three months ended June 30, 2017 is primarily due to the acquisition of XO in February 2017, partially offset by declines in traditional data, cloud and IT services and voice communications services as a result of competitive price pressures. The decrease during the six months ended June 30, 2017 is primarily due to declines in traditional data, cloud and IT services and voice communications services as a result of competitive price pressures, partially offset by the acquisition of XO.

Partner Solutions

Partner Solutions provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Partner Solutions revenues decreased 0.4% and 1.7%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to declines in traditional voice revenues driven by the effect of technology substitution as well as continuing contraction of market rates due to competition. The decrease during the three and six months ended June 30, 2017 was partially offset by an increase in data revenues as a result of the acquisition of XO during February 2017. As a result of technology substitution, the number of core data circuits at June 30, 2017 decreased 24.7% compared to June 30, 2016. The decline in traditional voice revenue is driven by an 8.5% decline in domestic wholesale connections at June 30, 2017, compared to June 30, 2016.

Business Markets

Business Markets offers traditional voice & networking products, Fios services, IP Networking, advanced voice solutions, security, and managed IT services to U.S. based small and medium businesses, state and local governments, and educational institutions.

Business Markets revenues increased $0.1 billion, or 9.0% and $0.1 billion, or 5.6%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to the acquisition of XO during February 2017, partially offset by revenue declines related to the loss of voice and HSI connections. Business Markets northeast footprint delivers ILEC voice and data products, which face secular declines. To counter these declines, we will continue to accelerate the migration of customers to modern fiber-based products as those facilities expand across urban areas.

Operating Expenses

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Cost of services	$4,576	$5,079	$(503)	(9.9)%	$9,027	$9,696	$(669)	(6.9)%
Selling, general and administrative expense	1,606	1,612	(6)	(0.4)	3,214	3,379	(165)	(4.9)
Depreciation and amortization expense	1,552	1,546	6	0.4	3,042	3,105	(63)	(2.0)

Total Operating Expenses	$7,734	$8,237	$(503)	(6.1)	$15,283	$16,180	$(897)	(5.5)

Cost of Services

Cost of services decreased $0.5 billion, or 9.9%, and $0.7 billion, or 6.9%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016 primarily due to $0.4 billion of incremental costs incurred as a result of the 2016 Work Stoppage and a decline in net pension and postretirement benefit costs primarily driven by collective bargaining agreements ratified in June 2016. These decreases were partially offset by an increase in content costs associated with continued programming license fee increases and Fios subscriber growth.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 0.4% during the three months ended June 30, 2017, compared to the similar period in 2016, due to the incurrence of costs as a result of the 2016 Work Stoppage, partially offset by the acquisition of XO.

Selling, general and administrative expense decreased $0.2 billion, or 4.9%, during the six months ended June 30, 2017, compared to the similar period in 2016, due to a decline in 2016 Work Stoppage costs, a decline in net pension and postretirement benefit costs, primarily driven by collective bargaining agreements ratified in June 2016, and declines in personnel costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased 0.4%, and decreased $0.1 billion, or 2.0%, respectively, during the three and six months ended June 30, 2017, compared to the similar periods in 2016, primarily due to decreases in net depreciable assets, offset by the depreciation on XO plant, property and equipment during the year.

Segment Operating Income (Loss) and EBITDA

	Three Months Ended June 30,		Increase/		Six Months Ended June 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Segment Operating Income (Loss)	$68	$(524)	$592	nm	$287	$(653)	$940	nm
Add Depreciation and amortization expense	1,552	1,546	6	0.4%	3,042	3,105	(63)	(2.0)%

Segment EBITDA	$1,620	$1,022	$598	58.5	$3,329	$2,452	$877	35.8

Segment operating income (loss) margin	0.9%	(6.8)%			1.8%	(4.2)%
Segment EBITDA margin	20.8%	13.3%			21.4%	15.8%

nm - not meaningful

The changes in the table above during the three and six months ended June 30, 2017, compared to the similar periods in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special items excluded from our Wireline segment Operating income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net gain on sale of divested businesses	$(1,774)	$-	$(1,774)	$-
Items excluded from our Wireline segment Operating income (loss), which were reclassified to Corporate and other, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Operating results from divested businesses	$(24)	$(61)	$(98)	$(784)

Other Items

 Early Debt Redemption Costs

During the six months ended June 30, 2017, we recorded early debt redemption costs of $0.8 billion primarily in connection with the early redemption of $0.2 billion aggregate principal amount of GTE LLC notes, and the additional redemption pursuant to the January cash offers of $0.5 billion aggregate principal amount of Verizon Communications Inc. notes (Verizon Notes), the additional redemption of $0.1 billion of Verizon Notes, as well as the early redemption pursuant to the March tender offer and acceptance of $2.8 billion aggregate principal amount of Verizon Notes, $0.2 billion aggregate principal amount of debentures of our operating telephone company subsidiaries and $0.1 billion aggregate principal amount of GTE LLC notes. See Note 4 to the condensed consolidated financial statements for additional information related to our early debt redemptions.

During the six months ended June 30, 2016, we recorded net debt redemption costs of $1.8 billion in connection with the early redemption of $2.2 billion aggregate principal amount of Verizon Notes called and redeemed in whole as well as the early redemption pursuant to three concurrent, but separate, tender offers of the following: $3.0 billion aggregate principal amount of Verizon Notes included in the Group 1 Any and All Offer, $1.2 billion aggregate principal amount of debentures of our operating telephone company subsidiaries included in the Group 2 Any and All Offer; $3.8 billion aggregate principal amounts of Verizon Notes, $0.2 billion aggregate principal amount of Alltel Corporation debentures and $0.3 billion aggregate principal amount of GTE Corporation debentures included in the Group 3 Offer.

 Net Gain on Sale of Divested Businesses

During the second quarter of 2017, we completed the Data Center Sale. In connection with the Data Center Sale and other insignificant transactions, we recorded a net gain on the sale of divested businesses of approximately $1.8 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2017.

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

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the net gain on sale of divested businesses described above.

 Severance, Pension and Benefit Charges

During the three and six months ended June 30, 2017, we recorded a pre-tax severance charge of approximately $0.6 billion primarily in connection with the acquisition of Yahoo’s operating business.

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

During the six months ended June 30, 2016, we also recorded a net pre-tax pension and benefit remeasurement charge of $0.2 billion related to settlements for employees who received lump-sum distribution in one of Verizon’s defined benefit pension plans.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the severance, pension and benefit charges described above.

 Acquisition and Integration Related Charges

During the second quarter of 2017, we completed the acquisition of Yahoo’s operating business. As a result of this transaction, we recorded acquisition and integration related charges of approximately $0.2 billion primarily related to the acquisition of Yahoo’s operating business. These charges were primarily recorded in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2017.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the acquisition and integration related charges described above.

 Gain on Spectrum License Transaction

During the first quarter of 2017, we completed a license exchange transaction with affiliates of AT&T Inc. (AT&T) to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. As a result of this non-cash exchange, we received $1.0 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the six months ended June 30, 2017.

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

 Operating Results From Divested Businesses

On April 1, 2016, we completed the sale of our local exchange business and related landline activities in California, Florida and Texas to Frontier. On May 1, 2017, we completed the Data Center Sale.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the historical financial results of the divested businesses described above.

Consolidated Financial Condition

	Six Months Ended June 30,
(dollars in millions)	2017	2016	Change
Cash Flows Provided By (Used In)
Operating activities	$9,918	$12,908	$(2,990)
Investing activities	(9,883)	2,653	(12,536)
Financing activities	1,668	(17,174)	18,842

Increase (Decrease) In Cash and Cash Equivalents	$1,703	$(1,613)	$3,316

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

Our available external financing arrangements include an active commercial paper program, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities, U.S. retail medium-term notes and privately-placed capital market securities. In addition, our available arrangements to monetize our device payment plan agreement receivables include asset-backed securitizations and sales of selected receivables to relationship banks.

 Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the six months ended June 30, 2017 decreased by $3.0 billion, compared to the similar period in 2016, primarily due to our discretionary contributions to qualified pension plans of $3.4 billion (approximately $2.1 billion, net of tax benefit), the change in the method in which we monetize device payment plan receivables, as discussed below and changes in working capital, partially offset by an increase in earnings. As a result of the discretionary pension contribution, our mandatory pension funding through 2020 is expected to be minimal, which will benefit future cash flows and improve the funded status of our qualified pension plans.

During 2016, we changed the method in which we monetize device payment plan receivables from sales of device payment plan receivables, which were recorded within cash flows provided by operating activities, to asset-backed securitization transactions, which are recorded in cash flows from financing activities. During the six months ended June 30, 2016, we received cash proceeds related to new sales of wireless device payment plan agreement receivables of approximately $2.0 billion. See Note 5 to the condensed consolidated financial statements for additional information. During the six months ended June 30, 2017, we received proceeds from asset-backed securitization transactions of approximately $2.9 billion. See Note 4 to the condensed consolidated financial statements and “Cash Flows Provided by (Used In) Financing Activities” for additional information.

 Cash Flows Provided By (Used In) Investing Activities

Capital Expenditures

Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended June 30,
(dollars in millions)	2017	2016
Wireless	$4,275	$5,005
Wireline	2,150	1,820
Other	586	448

	$7,011	$7,273

Total as a percentage of revenue	11.6%	11.6%

Capital expenditures decreased at Wireless during the six months ended June 30, 2017, compared to the similar period in 2016, primarily due to the timing of investments to increase the capacity of our 4G LTE network. Capital expenditures increased at Wireline as a result of an increase in capital expenditures used for the acquisition of fiber assets.

Acquisitions

In February 2017, Verizon acquired XO, which owns and operates one of the largest fiber-based IP and Ethernet networks, for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015.

On June 13, 2017, Verizon acquired Yahoo’s operating business for cash consideration of approximately $4.5 billion, net of cash acquired.

Dispositions

During the six months ended June 30, 2017, we received net cash proceeds of $3.5 billion in connection with the Data Center Sale on May 1, 2017.

 Cash Flows Provided by (Used In) Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2017 and 2016, net cash provided by (used in) financing activities was $1.7 billion and $(17.1) billion, respectively.

During the six months ended June 30, 2017, our net cash provided by financing activities of $1.7 billion was primarily driven by proceeds from long-term debt borrowings of $18.9 billion, including proceeds of approximately $2.9 billion from our asset-backed debt transactions. These proceeds were partially offset by repayments of long-term borrowings and capital lease obligations of $10.3 billion, $4.7 billion paid in cash dividends and net debt related costs of $1.4 billion (see “Other Items” for additional information related to the early debt redemption costs incurred during the first quarter of 2017).

Proceeds from and Repayments of Long-Term Borrowings

At June 30, 2017, our total debt increased to $117.5 billion, compared to $108.1 billion at December 31, 2016. During the six months ended June 30, 2017 and 2016, our effective interest rate was 4.7% and 4.8%, respectively. See Note 4 to the condensed consolidated financial statements for additional information regarding our debt activity.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Asset-Backed Debt

As of June 30, 2017, the carrying value of our asset-backed debt was $7.9 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed securitization bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Other, net

Other, net financing activities during the six months ended June 30, 2017 includes net debt related costs of $1.4 billion. See “Other Items” for additional information related to the early debt redemption costs incurred during the first quarter of 2017.

Credit Facilities

As of June 30, 2017, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

As of June 30, 2017, the equipment credit facility insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency, was fully drawn at $1.0 billion. We used this credit facility to finance network equipment-related purchases.

Dividends

As in prior periods, dividend payments were a significant use of capital resources. During the six months ended June 30, 2017, we paid $4.7 billion in cash dividends.

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

 Change In Cash and Cash Equivalents

Our Cash and cash equivalents at June 30, 2017 totaled $4.6 billion, a $1.7 billion increase compared to Cash and cash equivalents at December 31, 2016, primarily as a result of the factors discussed above.

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

The following table reconciles net cash provided by operating activities to Free cash flow:

	Six Months Ended June 30,
(dollars in millions)	2017	2016	Change
Net cash provided by operating activities	$9,918	$12,908	$(2,990)
Less Capital expenditures (including capitalized software)	7,011	7,273	(262)

Free cash flow	$2,907	$5,635	$(2,728)

The change in Free cash flow during the six months ended June 30, 2017, compared to the similar period in 2016, was primarily due to our discretionary contributions to qualified pension plans of $3.4 billion (approximately $2.1 billion, net of tax benefit), the change in the method in which we monetize device payment plan receivables, as discussed below and changes in working capital, partially offset by an increase in earnings. As a result of the discretionary pension contribution, our mandatory pension funding through 2020 is expected to be minimal, which will benefit future cash flows and improve the funded status of our qualified pension plans.

During 2016, we changed the method in which we monetize device payment plan receivables from sales of device payment plan receivables, which were recorded within cash flows provided by operating activities, to asset-backed securitization transactions, which are recorded in cash flows from financing activities. During the six months ended June 30, 2016, we received cash proceeds related to new sales of wireless device payment plan agreement receivables of approximately $2.0 billion. See Note 5 to the condensed consolidated financial statements for additional information. During the six months ended June 30, 2017, we received proceeds from asset-backed securitization transactions of approximately $2.9 billion. See Note 4 to the condensed consolidated financial statements and “Cash Flows Provided by (Used In) Financing Activities” for additional information.

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

Counterparties to our derivative contracts are also major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSA) which provide rules for collateral exchange. Our CSAs generally require collateralized arrangements with our counterparties in connection with uncleared derivatives, but as of June 30, 2017, we have entered into amendments to our CSA agreements with substantially all of our counterparties that suspend the requirement for cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition. During the first and second quarter of 2017, we paid an insignificant amount of cash to extend certain of such amendments to certain collateral exchange arrangements. As a result of the amendments to the CSA agreements, we did not post any collateral at June 30, 2017. At December 31, 2016, we posted collateral of approximately $0.2 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet. See Note 6 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

 Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2017, approximately 78% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.3 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps

We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2017, the fair value asset and liability of these contracts were $0.2 billion, respectively. At December 31, 2016, the fair value asset and liability of these contracts were $0.1 billion and $0.2 billion, respectively. At June 30, 2017 and December 31, 2016, the total notional amount of the interest rate swaps were $16.6 billion and $13.1 billion, respectively.

Interest Rate Caps

We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. During 2016, we entered into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility. The fair value of these contracts was insignificant at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the total notional value of these contracts was $2.8 billion and $2.5 billion, respectively.

 Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other expense, net. At June 30, 2017, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar, Japanese Yen and Indian Rupee.

Cross Currency Swaps

We enter into cross currency swaps to exchange British Pound Sterling, Euro and Swiss Franc-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. The fair value asset of these contracts was $0.2 billion and insignificant at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the fair value liability of these contracts was $1.4 billion and $1.8 billion, respectively. At June 30, 2017 and December 31, 2016, the total notional amount of the cross currency swaps was $13.9 billion and $12.9 billion, respectively.

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

Straight Path

On May 11, 2017, we entered into an agreement (the Purchase Agreement) to acquire Straight Path, a holder of millimeter wave spectrum configured for 5G wireless services. Under the terms of the Purchase Agreement, we agreed to acquire Straight Path for

$184.00 per share, reflecting an enterprise value of approximately $3.1 billion. The acquisition is subject to customary regulatory approvals and closing conditions, and is expected to close by the end of the first quarter of 2018.

Wireline

XO Holdings

In February 2016, we entered into a purchase agreement to acquire XO, which owns and operates one of the largest fiber-based IP and Ethernet networks. Concurrently, we entered into a separate agreement to lease certain wireless spectrum from a wholly-owned subsidiary of XO Holdings that holds its wireless spectrum, which included an option, exercisable upon the closing of the XO transaction, to buy the subsidiary. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015. In April 2017, we exercised our option to buy the subsidiary for approximately $0.2 billion, subject to certain adjustments. The transaction is subject to customary regulatory approvals and is expected to close by the end of 2017. Upon closing, the spectrum acquired as part of the transaction will be utilized by the Wireless segment.

Data Center Sale

On December 6, 2016, we entered into a definitive agreement, which was subsequently amended on March 21, 2017, with Equinix pursuant to which we agreed to sell 23 customer-facing data center sites in the U.S. and Latin America, for approximately $3.6 billion, subject to certain adjustments. The sale did not affect Verizon’s data center services delivered from 27 sites in Europe, Asia-Pacific and Canada, or its managed hosting and cloud offerings. The transaction closed on May 1, 2017. See Note 2 to the condensed consolidated financial statements for additional information.

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

On February 20, 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement pursuant to which the Transaction purchase price was reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments. Subject to certain exceptions, the parties also agreed that certain user security and data breaches incurred by Yahoo (and the losses arising therefrom) were to be disregarded (1) for purposes of specified conditions to Verizon’s obligations to close the Transaction and (2) in determining whether a “Business Material Adverse Effect” under the Purchase Agreement has occurred.

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly owned subsidiary of Yahoo that Verizon agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which changed its name to Altaba Inc. following the closing of the Transaction) retains 50% of certain post-closing liabilities arising out of governmental or third party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the SEC.

Prior to the closing of the Transaction, pursuant to a related reorganization agreement, Yahoo transferred all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries that we acquired in the Transaction. The assets that we acquired did not include Yahoo’s cash, its ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo or certain non-core intellectual property. We received for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that was not conveyed with the business.

On June 13, 2017, we completed the Transaction. As a result, Yahoo Holdings, Inc. became a wholly-owned subsidiary of Verizon. The aggregate purchase consideration at the closing of the Transaction was approximately $4.8 billion.

Verizon has combined Yahoo’s operating business with its existing Media business to create a newly branded organization, Oath, a diverse house of more than 50 media and technology brands that engages approximately a billion people around the world. We believe that the Transaction represents a critical step in growing the global scale needed for our digital media company and building the future of brands using powerful technology, trusted content and differentiated data. See Note 2 to the condensed consolidated financial statements for additional information.

Other

From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 2 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results

 Regulatory and Competitive Trends

There have been no significant changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

 Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of June 30, 2017.

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

Item 4.   Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2017.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2017. At June 30, 2017, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6.   Exhibits

Exhibit Number	Description

10a	Form of 2017 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2017 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10c	2017 Special Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: August 3, 2017	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Form of 2017 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2017 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10c	2017 Special Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.