Form 10-Q
period 2017-09-30
VERIZON COMMUNICATIONS INC
filed 2017-10-26
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

At September 30, 2017, 4,079,440,836 shares of the registrant’s common stock were outstanding, after deducting 162,933,404 shares held in treasury.

Part I - Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2017	2016	2017	2016

Operating Revenues
Service revenues and other	$27,365	$26,813	$79,665	$81,858
Wireless equipment revenues	4,352	4,124	12,414	11,782
Total Operating Revenues	31,717	30,937	92,079	93,640

Operating Expenses
Cost of services (exclusive of items shown below)	7,640	6,989	21,573	22,180
Wireless cost of equipment	4,965	5,240	14,808	14,882
Selling, general and administrative expense (including net gain on sale of divested businesses of $1,774 and $1,007 for the nine months ended September 30, 2017
and 2016, respectively)	7,632	8,226	20,579	25,601
Depreciation and amortization expense	4,272	3,942	12,498	11,941
Total Operating Expenses	24,509	24,397	69,458	74,604

Operating Income	7,208	6,540	22,621	19,036
Equity in losses of unconsolidated businesses	(22)	(23)	(71)	(63)
Other income (expense), net	(511)	97	(1,376)	(1,697)
Interest expense	(1,164)	(1,038)	(3,514)	(3,239)
Income Before Provision For Income Taxes	5,511	5,576	17,660	14,037
Provision for income taxes	(1,775)	(1,829)	(5,893)	(5,029)
Net Income	$3,736	$3,747	$11,767	$9,008

Net income attributable to noncontrolling interests	$116	$127	$335	$376
Net income attributable to Verizon	3,620	3,620	11,432	8,632
Net Income	$3,736	$3,747	$11,767	$9,008

Basic Earnings Per Common Share
Net income attributable to Verizon	$0.89	$0.89	$2.80	$2.12
Weighted-average shares outstanding (in millions)	4,084	4,079	4,083	4,080

Diluted Earnings Per Common Share
Net income attributable to Verizon	$0.89	$0.89	$2.80	$2.11
Weighted-average shares outstanding (in millions)	4,089	4,086	4,088	4,086

Dividends declared per common share	$0.5900	$0.5775	$1.7450	$1.7075
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2017	2016	2017	2016

Net Income	$3,736	$3,747	$11,767	$9,008
Other Comprehensive Income (loss), net of taxes
Foreign currency translation adjustments	117	(78)	205	(23)
Unrealized gain (loss) on cash flow hedges	104	147	(94)	(58)
Unrealized gain (loss) on marketable securities	1	(19)	(5)	(35)
Defined benefit pension and postretirement plans	177	(139)	(96)	2,324
Other comprehensive income (loss) attributable to Verizon	399	(89)	10	2,208
Total Comprehensive Income	$4,135	$3,658	$11,777	$11,216

Comprehensive income attributable to noncontrolling interests	$116	$127	$335	$376
Comprehensive income attributable to Verizon	4,019	3,531	11,442	10,840
Total Comprehensive Income	$4,135	$3,658	$11,777	$11,216
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2017	2016

Assets
Current assets
Cash and cash equivalents	$4,487	$2,880
Accounts receivable, net of allowances of $908 and $845	21,549	17,513
Inventories	1,276	1,202
Assets held for sale	275	882
Prepaid expenses and other	3,280	3,918
Total current assets	30,867	26,395

Plant, property and equipment	242,608	232,215
Less accumulated depreciation	155,986	147,464
Plant, property and equipment, net	86,622	84,751

Investments in unconsolidated businesses	1,054	1,110
Wireless licenses	87,883	86,673
Goodwill	28,725	27,205
Other intangible assets, net	10,993	8,897
Non-current assets held for sale	—	613
Other assets	8,538	8,536
Total assets	$254,682	$244,180

Liabilities and Equity
Current liabilities
Debt maturing within one year	$2,180	$2,645
Accounts payable and accrued liabilities	18,434	19,593
Other	8,316	8,102
Total current liabilities	28,930	30,340

Long-term debt	115,317	105,433
Employee benefit obligations	21,131	26,166
Deferred income taxes	48,345	45,964
Other liabilities	12,508	12,245

Equity
Series preferred stock ($.10 par value; none issued)	—	—
Common stock ($.10 par value; 4,242,374,240 shares issued in each period)	424	424
Contributed capital	11,098	11,182
Reinvested earnings	19,373	15,059
Accumulated other comprehensive income	2,683	2,673
Common stock in treasury, at cost	(7,141)	(7,263)
Deferred compensation – employee stock ownership plans and other	411	449
Noncontrolling interests	1,603	1,508
Total equity	28,451	24,032
Total liabilities and equity	$254,682	$244,180
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2017	2016

Cash Flows from Operating Activities
Net Income	$11,767	$9,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,498	11,941
Employee retirement benefits	(334)	4,531
Deferred income taxes	2,577	(2,331)
Provision for uncollectible accounts	842	963
Equity in losses of unconsolidated businesses, net of dividends received	100	94
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(5,513)	(4,010)
Discretionary contributions to qualified pension plans	(3,411)	(186)
Net gain on sale of divested businesses	(1,774)	(1,007)
Other, net	469	(1,279)
Net cash provided by operating activities	17,221	17,724

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11,282)	(11,398)
Acquisitions of businesses, net of cash acquired	(6,295)	(963)
Acquisitions of wireless licenses	(469)	(410)
Proceeds from dispositions of businesses	3,614	9,882
Other, net	731	350
Net cash used in investing activities	(13,701)	(2,539)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	21,915	8,152
Proceeds from asset-backed long-term borrowings	2,878	2,594
Repayments of long-term borrowings and capital lease obligations	(16,457)	(14,510)
Decrease in short-term obligations, excluding current maturities	(160)	(120)
Dividends paid	(7,067)	(6,908)
Other, net	(3,022)	(2,422)
Net cash used in financing activities	(1,913)	(13,214)

Increase in cash and cash equivalents	1,607	1,971
Cash and cash equivalents, beginning of period	2,880	4,470
Cash and cash equivalents, end of period	$4,487	$6,441
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
Verizon Communications Inc. and Subsidiaries
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior period amounts to conform to the current period presentation.

Earnings Per Common Share
There were a total of approximately 5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2017, respectively. There were a total of approximately 7 million and 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2016, respectively.

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

Recently Issued Accounting Standards
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update simplify the application of hedge accounting and increase the transparency of hedge results. The updated standard also amends the presentation and disclosure requirements and changes how companies can assess the effectiveness of their hedging relationships. Companies will now have until the end of the first quarter in which a hedge is entered into to perform an initial assessment of a hedge’s effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. For cash flow hedges, if the hedge is highly effective, all changes in the fair value of the derivative hedging instrument will be recorded in Other comprehensive income (loss). These changes in fair value will be reclassified to earnings when the hedged item impacts earnings. The standard update is effective as of the first quarter of 2019; however, early adoption is permitted within an interim period. We intend to early adopt this standard in the fourth quarter of 2017 and do not expect it to have a significant impact on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this update require an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, including the recognition of prior service credits, will be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component of pension and other postretirement benefit costs to be eligible for capitalization when applicable. The amendments in this update would be applied retrospectively for the presentation of the service cost component and other components of net periodic benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets. Disclosures of the nature of and reason for the change in accounting principle would be required in the first interim and annual reporting periods of adoption. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. We will adopt this standard in the first quarter of 2018. The impact of the retrospective adoption of this standard update will be a decrease to consolidated operating income of approximately $0.2 billion and $0.7 billion for the three and nine months ended September 30, 2017, respectively, and an increase to consolidated operating income of approximately $0.4 billion and $4.1 billion for the three and nine months ended September 30, 2016, respectively. There will be no impact to consolidated net income for the three and nine months ended September 30, 2017 and 2016.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses From the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The new guidance defines an “in substance nonfinancial asset” as an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The standard requires entities to derecognize nonfinancial assets or in substance nonfinancial assets when the entity no longer has (or ceases to have) a controlling financial interest in the legal entity that holds the asset and the entity transfers control of the asset. The standard update also unifies guidance related to partial sales of nonfinancial assets to be more consistent with the sale of a business. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We do not expect that this standard update will have a significant impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide a framework, the screen, in which to evaluate whether a set of transferred assets and activities is a business. The screen requires that the set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The standard also aligns the definition of outputs with how outputs are described in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. This standard is effective as of the first quarter of 2018; however, early adoption is permitted. We plan to early adopt this standard, on a prospective basis in the fourth quarter of 2017.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this update require that cash and cash equivalent balances in a statement of cash flows include those amounts deemed to be restricted cash and restricted cash equivalents. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We expect the amendment relating to beneficial interests in securitization transactions will have an impact on our presentation of collections of the deferred purchase price from sales of wireless device payment plan agreement receivables in our condensed consolidated statements of cash flows. Upon adoption of this standard update in the first quarter of 2018, we expect to retrospectively reclassify approximately $0.6 billion of collections of deferred purchase price related to collections from customers from Cash flows from operating activities to Cash flows from investing activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and $1.1 billion in our consolidated statement of cash flows for the year ended December 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however, early adoption is permitted. Verizon’s current operating lease portfolio is primarily comprised of network, real estate, and equipment leases. Upon adoption of this standard, we expect our balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. We have established a cross-functional coordinated implementation team to implement the standard update related to leases. We are in the process of determining the scope of arrangements that will be subject to this standard as well as assessing the impact to our systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for United States (U.S.) generally accepted accounting principles (GAAP). The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delayed the effective date of this standard until the first quarter of 2018, at which time we plan to adopt the standard using the modified retrospective approach.

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

Wireless
Spectrum License Transactions
During the fourth quarter of 2016, we entered into a license exchange agreement with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. This non-cash exchange was completed in February 2017, at which time we received $1.0 billion of AWS and PCS spectrum licenses at fair value and recorded a pre-tax gain of $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2017.

During the first quarter of 2017, we entered into a license exchange agreement with affiliates of Sprint Corporation, which provides for the exchange of certain PCS spectrum licenses. This non-cash exchange was completed in May 2017. As a result, we received $0.1 billion of PCS spectrum licenses at fair value and recorded an insignificant gain in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2017.

During the third quarter of 2017, we entered into a license exchange agreement with affiliates of T-Mobile USA, Inc. to exchange certain AWS and PCS spectrum licenses. As a result of this agreement, $0.3 billion of Wireless licenses are classified as held for sale on our condensed consolidated balance sheet at September 30, 2017. This non-cash exchange is subject to customary closing conditions and is expected to be completed in the fourth quarter of 2017. Upon completion of this transaction, we expect to record a gain which will be determined upon the closing of the transaction.

During the three and nine months ended September 30, 2017, we entered into and completed various other wireless license transactions for an insignificant amount of cash consideration.

Straight Path
On May 11, 2017, we entered into a purchase agreement to acquire Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for fifth-generation (5G) wireless services, for consideration reflecting an enterprise value of approximately $3.1 billion. Under the terms of the purchase agreement, we agreed to pay (i) Straight Path shareholders $184.00 per share, payable in Verizon shares, and (ii) certain transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee to be paid to the Federal Communications Commission (FCC). The acquisition is subject to customary regulatory approvals and closing conditions, and is expected to close by the end of the first quarter of 2018.

Wireline
XO Holdings
In February 2016, we entered into a purchase agreement to acquire XO Holdings’ wireline business (XO), which owns and operates one of the largest fiber-based Internet Protocol (IP) and Ethernet networks. Concurrently, we entered into a separate agreement to lease certain wireless spectrum from a wholly-owned subsidiary of XO Holdings that holds its wireless spectrum, which included an option, subject to certain conditions, to buy the subsidiary. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015. In April 2017, we exercised our option to buy the subsidiary for approximately $0.2 billion, subject to certain adjustments. The transaction is subject to customary regulatory approvals and is expected to close by the end of 2017. Upon closing, the spectrum acquired as part of the transaction will be used for our 5G technology deployment.

The condensed consolidated financial statements include the results of XO’s operations from the date the acquisition closed. If the acquisition of XO had been completed as of January 1, 2016, the results of operations of Verizon would not have been significantly different than our previously reported results of operations.

The acquisition of XO was accounted for as a business combination. Since the business combination and the lease agreement with the purchase option were entered into contemporaneously, the total cash consideration of $1.8 billion has been preliminarily allocated between them on a relative fair value basis. The preliminary allocation of the purchase price for the business combination will be finalized within 12 months following the close of the acquisition. We preliminarily recorded approximately $0.4 billion of goodwill, and $0.3 billion of other intangible assets. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill recorded as a result of the XO transaction represents future economic benefits we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within our Wireline segment (see Note 3 for additional information).

Data Center Sale
On December 6, 2016, we entered into a definitive agreement, which was subsequently amended on March 21, 2017, with Equinix, Inc. pursuant to which we agreed to sell 23 customer-facing data center sites in the U.S. and Latin America, for approximately $3.6 billion, subject to certain adjustments (Data Center Sale). The transaction closed on May 1, 2017.

For the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, these sites generated an insignificant amount of revenues and earnings. As a result of the closing of the transaction, we derecognized assets with a carrying value of $1.4 billion, primarily consisting of goodwill, plant, property and equipment and other intangible assets. The liabilities associated with the sale were insignificant.

In connection with the Data Center Sale and other insignificant transactions, we recorded a net gain on sale of divested businesses of approximately $1.8 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2017.

WideOpenWest, Inc.
On August 1, 2017, we entered into a definitive agreement to purchase certain fiber-optic network assets in the Chicago market from WideOpenWest, Inc. (WOW!), a leading provider of communications services. The transaction is expected to close by the end of 2017. In addition, the parties entered into a separate agreement pursuant to which WOW! will complete the build-out of the network assets by the second half of 2018. The total cash consideration for the transactions is expected to be approximately $0.3 billion.

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

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly-owned subsidiary of Yahoo that Verizon agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which changed its name to Altaba Inc. following the closing of the Transaction) retains 50% of certain post-closing liabilities arising out of governmental or third-party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo prior to its acquisition by Verizon, including an August 2013 data breach disclosed by Yahoo on December 14, 2016. At that time, Yahoo disclosed that more than one billion of the approximately three billion accounts existing in 2013 had likely been affected. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the SEC.

Prior to the closing of the Transaction, pursuant to a related reorganization agreement, Yahoo transferred all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries that we acquired in the Transaction. The assets that we acquired did not include Yahoo’s ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo, certain non-core intellectual property or its cash, other than the cash from its operating business we acquired. We received for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that was not conveyed with the business.

On June 13, 2017, we completed the Transaction. The aggregate purchase consideration at the closing of the Transaction was approximately $4.8 billion.

On October 3, 2017, based upon new intelligence that we received in connection with our integration of Yahoo's operating business, we disclosed that we believe that the August 2013 data breach previously disclosed by Yahoo affected all of its accounts.

Oath, our newly branded organization that combines Yahoo’s operating business with our existing Media business, is a diverse house of more than 50 media and technology brands that engages approximately a billion people around the world. We believe that the Transaction represents a critical step in growing the global scale needed for our digital media company and building the future of brands using powerful technology, trusted content and differentiated data.

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

The following table summarizes the consideration to Yahoo’s shareholders and the preliminary identification of the assets acquired, including cash acquired of $0.2 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Yahoo’s noncontrolling interests:

(dollars in millions)	As of June 13, 2017
Cash payment to Yahoo’s equity holders	$4,723
Estimated liabilities to be paid	38
Total consideration	$4,761

Assets acquired:
Goodwill	$1,041
Intangible assets subject to amortization	2,519
Property, plant, and equipment	1,805
Other	1,332
Total assets acquired	6,697

Liabilities assumed:
Total liabilities assumed	1,885

Net assets acquired:	4,812
Noncontrolling interest	(51)
Total consideration	$4,761

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

Acquisition and Integration Related Charges
In connection with the Yahoo Transaction, we recognized the following charges, which were recorded in Selling, general and administrative expense on our condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Severance	$84	$—	$454	$—
Transaction costs	1	—	67	—
Integration costs	60	—	116	—
	$145	$—	$637	$—

3.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses
Changes in the carrying amount of Wireless licenses are as follows:

(dollars in millions)
Balance at January 1, 2017	$86,673
Acquisitions (Note 2)	108
Capitalized interest on wireless licenses	361
Reclassifications, adjustments and other	741
Balance at September 30, 2017	$87,883

Reclassifications, adjustments and other includes $1.0 billion received in exchanges of wireless licenses, offset by $0.3 billion of wireless licenses that are classified as Assets held for sale on our condensed consolidated balance sheet at September 30, 2017.

At September 30, 2017, approximately $10.0 billion of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

The average remaining renewal period for our wireless licenses portfolio was 5.4 years as of September 30, 2017.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2017	$18,393	$3,784	$5,028	$27,205
Acquisitions (Note 2)	4	443	1,068	1,515
Reclassifications, adjustments and other	—	1	4	5
Balance at September 30, 2017	$18,397	$4,228	$6,100	$28,725

At September 30, 2017, we recognized preliminary goodwill of $1.0 billion in Corporate and other as a result of the acquisition of Yahoo’s operating business, and $0.4 billion in Wireline as a result of the acquisition of XO. See Note 2 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net:

	At September 30, 2017			At December 31, 2016
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,062	$(623)	$3,439	$2,884	$(480)	$2,404
Non-network internal-use software (5 to 7 years)	17,663	(11,922)	5,741	16,135	(10,913)	5,222
Other (2 to 25 years)	2,529	(716)	1,813	1,854	(583)	1,271
Total	$24,254	$(13,261)	$10,993	$20,873	$(11,976)	$8,897

At September 30, 2017, we recognized preliminary other intangible assets of $2.5 billion in Corporate and other as a result of the acquisition of Yahoo’s operating business, and $0.3 billion in Wireline as a result of the acquisition of XO. See Note 2 for additional information.

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2017	$536	$1,473
2016	419	1,255

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2017	$547
2018	2,036
2019	1,763
2020	1,469
2021	1,239
2022	1,045

4.	Debt

Changes to debt during the nine months ended September 30, 2017 are as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2017	$2,645	$105,433	$108,078
Proceeds from long-term borrowings	65	21,850	21,915
Proceeds from asset-backed long-term borrowings	—	2,878	2,878
Repayments of long-term borrowings and capital leases obligations	(4,503)	(11,954)	(16,457)
Decrease in short-term obligations, excluding current maturities	(160)	—	(160)
Reclassifications of long-term debt	3,945	(3,945)	—
Other	188	1,055	1,243
Balance at September 30, 2017	$2,180	$115,317	$117,497

February Exchange Offers and Cash Offers
In February 2017, we completed private exchange and tender offers for 18 series of notes issued by Verizon Communications (February Old Notes) for (i) new notes issued by Verizon Communications (and, for certain series, cash) (February Exchange Offers) or (ii) cash (February Cash Offers). The February Old Notes had coupon rates ranging from 1.375% to 8.950% and maturity dates ranging from 2018 to 2043. In connection with the February Exchange Offers, we issued $3.2 billion aggregate principal amount of Verizon Communications 2.946% Notes due 2022, $1.7 billion aggregate principal amount of Verizon Communications 4.812% Notes due 2039 and $4.1 billion aggregate principal amount of Verizon Communications 5.012% Notes due 2049, plus applicable cash of $0.6 billion, in exchange for $8.3 billion aggregate principal amount of February Old Notes. In connection with the February Cash Offers, we paid $0.5 billion cash to purchase $0.5 billion aggregate principal amount of February Old Notes. We subsequently purchased an additional $0.1 billion aggregate principal amount of February Old Notes for $0.1 billion cash, from certain holders whose tenders of notes in the February Cash Offers had been rejected. In addition to the exchange or purchase price, any accrued and unpaid interest on Old February Notes was paid at settlement.

Term Loan Credit Agreement
In March 2017, we prepaid $1.7 billion of the outstanding $3.3 billion term loan that had an original maturity date of July 2019. During April 2017, we repaid the remaining outstanding amount under the term loan agreement.

March Tender Offers
In March 2017, we completed tender offers for 30 series of notes issued by Verizon Communications and certain of its subsidiaries with coupon rates ranging from 5.125% to 8.950% and maturity dates ranging from 2018 to 2043 (March Tender Offers). In connection with the March Tender Offers, we purchased $2.8 billion aggregate principal amount of Verizon Communications notes, $0.2 billion aggregate principal amount of our operating telephone company subsidiary debentures and $0.1 billion aggregate principal amount of GTE LLC notes for total cash consideration of $3.8 billion. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase.

August Exchange Offers and Cash Offers
In August 2017, we completed private exchange and tender offers for 17 series of notes issued by Verizon Communications and GTE LLC (August Old Notes) for (i) new notes issued by Verizon Communications (and, for certain series, cash) or (ii) cash (August Exchange Offers and Cash Offers). The August Old Notes had coupon rates ranging from 1.375% to 8.750%, and maturity dates ranging from 2018 to 2023. In connection with the August Exchange Offers and Cash Offers, we issued $4.0 billion of Verizon Communications 3.376% Notes due 2025, in exchange for $4.0 billion aggregate principal amount of August Old Notes and paid $3.0 billion cash to purchase $3.0 billion aggregate principal amount of August Old Notes. In addition to the exchange or purchase price, any accrued and unpaid interest on Old August Notes was paid at settlement.
August Tender Offers
In August 2017, we completed tender offers for 29 series of notes issued by Verizon Communications and certain of its subsidiaries with coupon rates ranging from 5.050% to 8.950% and maturity dates ranging from 2022 to 2043 (August Tender Offers). In connection with the August Tender Offers, we purchased $1.5 billion aggregate principal amount of Verizon Communications notes, $0.1 billion aggregate principal amount of our operating telephone company subsidiary debentures, $0.2 billion aggregate principal amount of Alltel Corporation notes, and an insignificant amount of GTE LLC notes, for total cash consideration of $2.1 billion. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase.
Debt Issuances and Redemptions
During February 2017, we redeemed $0.2 billion of the $0.6 billion 6.940% GTE LLC Notes due 2028 at 124.8% of the principal amount of the notes repurchased (see “Early Debt Redemptions”).

During February 2017, we issued approximately $1.5 billion aggregate principal amount of 4.950% Notes due 2047. The issuance of these notes resulted in cash proceeds of approximately $1.5 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The net proceeds were used for general corporate purposes.

During March 2017, we issued $11.0 billion aggregate principal amount of fixed and floating rate notes. The issuance of these notes resulted in cash proceeds of approximately $10.9 billion, net of discounts and issuance costs and after reimbursement of certain expenses. The issuance consisted of the following series of notes: $1.4 billion aggregate principal amount of Floating Rate Notes due 2022, $1.85 billion aggregate principal amount of 3.125% Notes due 2022, $3.25 billion aggregate principal amount of 4.125% Notes due 2027, $3.0 billion aggregate principal amount of 5.250% Notes due 2037, and $1.5 billion aggregate principal amount of 5.500% Notes due 2047. The floating rate notes bear interest at a rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.000% which rate will be reset quarterly. The net proceeds were primarily used for the March Tender Offers and general corporate purposes, including discretionary contributions to our qualified pension plans of $3.4 billion. We also used certain of the net proceeds to finance our acquisition of Yahoo’s operating business.

During April 2017, we redeemed in whole $0.5 billion aggregate principal amount of Verizon Communications 6.100% Notes due 2018 at 104.485% of the principal amount of such notes and $0.5 billion aggregate principal amount of Verizon Communications 5.500% Notes due 2018 at 103.323% of the principal amount of such notes, plus accrued and unpaid interest to the date of redemption.

During May 2017, we issued $1.5 billion aggregate principal amount of Floating Rate Notes due 2020. The issuance of these notes resulted in cash proceeds of approximately $1.5 billion, net of discounts and issuance costs. The floating rate notes bear interest at a rate equal to three-month LIBOR plus 0.550% which will be reset quarterly. The net proceeds were primarily used for general corporate purposes, which included the repayment of outstanding indebtedness. In addition we issued CHF 0.6 billion aggregate principal amount of 0.375% Bonds due 2023, and CHF 0.4 billion aggregate principal amount of 1.000% Bonds due 2027. The issuance of these bonds resulted in cash proceeds of approximately $1.0 billion, net of discounts and issuance costs. The net proceeds were primarily used for general corporate purposes including the repayment of debt.

During May 2017, we initiated a retail notes program in connection with the issuance and sale from time to time of our notes that are due nine months or more from the date of issue. As of September 30, 2017 we have issued $0.7 billion of retail notes with interest rates ranging from 2.600% to 4.900% and maturity dates ranging from 2022 to 2047.

During June 2017, $1.3 billion of Verizon Communications floating rate notes matured and were repaid.

During June 2017, we redeemed in whole $0.5 billion aggregate principal amount of Verizon Communications 1.100% Notes due 2017 at 100.003% of the principal amount of such notes, plus accrued and unpaid interest to the date of redemption.

During August 2017, we issued $3.0 billion aggregate principal amount of 4.500% Notes due 2033 resulting in cash proceeds of approximately $3.0 billion, net of discounts and issuance costs. In addition, we issued the following four series of Australian Dollar (AUD) denominated notes resulting in cash proceeds of $1.7 billion net of discounts and issuance costs: AUD 0.55 billion aggregate principal amount of 3.500% Notes due 2023, AUD 0.45 billion aggregate principal amount of 4.050% Notes due 2025, AUD 0.7 billion aggregate principal amount of 4.500% Notes due 2027 and AUD 0.5 billion aggregate principal amount of Floating Rate Notes due 2023. The floating rate notes bear interest at a rate equal to the three-month Bank Bill Swap Reference Rate plus 1.220% which will be reset quarterly. In addition, we issued $1.0 billion aggregate principal amount of 5.150% Notes due 2050 resulting in cash proceeds of approximately $0.9 billion, net of discounts, issuance costs and reimbursement of certain expenses. The proceeds of the notes issued during August 2017 were used for general corporate purposes including the repayment of debt.

During September 2017, we redeemed in whole $1.3 billion aggregate principal amount of Verizon Communications 3.650% Notes due 2018, at 101.961% of the principal amount of such notes, plus accrued and unpaid interest to the date of redemption.

Asset-Backed Debt
As of September 30, 2017, the carrying value of our asset-backed debt was $7.9 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed securitization bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Asset-Backed Notes
In March 2017, we issued approximately $1.3 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity. The Class A senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.6 years at issuance and bear interest at 2.060% per annum, the Class B junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.38 years at issuance and bear interest at 2.450% per annum and the Class C junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.64 years at issuance and bear interest at 2.650% per annum.

In June 2017, we issued approximately $1.3 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity. The Class A senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.47 years at issuance and bear interest at 1.920% per annum, the Class B junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.11 years at issuance and bear interest at 2.220% per annum and the Class C junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.34 years at issuance and bear interest at 2.380% per annum.

In October 2017, we issued approximately $1.4 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity. The Class A-1a senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.48 years at issuance and bear interest at 2.060% per annum, the Class A-1b senior Asset-Backed Notes had an expected weighted -average life to maturity of 2.48 years at issuance and bear interest at one-month LIBOR + 0.270%, which rate will be reset monthly, the Class B junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.12 years at issuance and bear interest at 2.380% per annum and the Class C junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.35 years at issuance and bear interest at 2.530% per annum.
Under the terms of the Asset-Backed Notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity.

ABS Financing Facility
As of September 30, 2017, aggregate outstanding borrowings under two loans under the ABS Financing Facility were approximately $2.8 billion. The ABS Financing Facility has a two year revolving period, which may be extended, during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity.

Although both loans under the ABS Financing Facility are fully drawn as of September 30, 2017, we have the right to prepay all or a portion thereof at any time without penalty, but in certain cases, with breakage costs. If we choose to prepay, the amount prepaid shall be available for further drawdowns until September 2018, except in certain circumstances.

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

The assets and liabilities related to our asset-backed debt arrangements included on our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2017	2016
Assets
Account receivable, net	$7,395	$3,383
Prepaid expenses and other	444	236
Other assets	2,666	2,383

Liabilities
Accounts payable and accrued liabilities	4	4
Short-term portion of long-term debt	633	—
Long-term debt	7,237	4,988

See Note 5 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities
As of September 30, 2017, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

We had fully drawn from the $1.0 billion equipment credit facility entered into in March 2016 insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency. As of September 30, 2017, we had an outstanding balance of $0.9 billion to repay. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into equipment credit facilities insured by various export credit agencies with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available through October 2019, contingent upon the amount of eligible equipment-related purchases made by Verizon. At September 30, 2017, we have not drawn on these facilities.

Additional Financing Activities (Non-Cash Transaction)
During the nine months ended September 30, 2017 we financed, primarily through alternative financing arrangements, the purchase of approximately $0.4 billion of long-lived assets consisting primarily of network equipment. At September 30, 2017, $1.1 billion relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore not reflected within Capital expenditures on our condensed consolidated statements of cash flows.

Early Debt Redemptions
During the three and nine months ended September 30, 2017, we recorded early debt redemption costs of $0.5 billion and $1.3 billion, respectively.

We recognize early debt redemption costs in Other income (expense), net on our condensed consolidated statements of income.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2017, $1.0 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2017, $0.8 billion aggregate principal amount of these obligations remain outstanding.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2017	2016
Device payment plan agreement receivables, gross	$15,434	$11,797
Unamortized imputed interest	(716)	(511)
Device payment plan agreement receivables, net of unamortized imputed interest	14,718	11,286
Allowance for credit losses	(727)	(688)
Device payment plan agreement receivables, net	$13,991	$10,598

Classified on our condensed consolidated balance sheets:
Accounts receivable, net	$9,860	$6,140
Other assets	4,131	4,458
Device payment plan agreement receivables, net	$13,991	$10,598

Included in our device payment plan agreement receivables, net at September 30, 2017, are net device payment plan agreement receivables of $10.0 billion that have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet.

We may offer our customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability for the trade-in device measured at fair value, which is approximated by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At September 30, 2017, the amount of trade-in liability was insignificant.

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

When originating device payment plan agreements, we use internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has less than 210 days of customer tenure with Verizon Wireless (a new customer), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure with Verizon Wireless (an existing customer), the credit decision process relies on internal data sources. Verizon Wireless’ experience has been that the payment attributes of longer tenured customers are highly predictive for estimating their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Verizon Wireless uses its internal data and/or credit data obtained from the credit reporting agencies to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless’ proprietary custom credit models, which are empirically derived, demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment.

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

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

	At September 30,	At December 31,
(dollars in millions)	2017	2016
Unbilled	$14,508	$11,089
Billed:
Current	760	557
Past due	166	151
Device payment plan agreement receivables, gross	$15,434	$11,797

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2017	2016
Balance at January 1,	$688	$444
Bad debt expense	477	437
Write-offs	(438)	(347)
Allowance related to receivables sold	—	59
Other	—	8
Balance at September 30,	$727	$601

Sales of Wireless Device Payment Plan Agreement Receivables
During 2015 and 2016, we established programs pursuant to a Receivables Purchase Agreement, or RPA, to sell from time to time, on an uncommitted basis, eligible device payment plan agreement receivables to a group of primarily relationship banks (Purchasers) on both a revolving (Revolving Program) and non-revolving (Non-Revolving Program) basis. The receivables sold under the RPA are no longer considered assets of Verizon. The outstanding portfolio of device payment plan agreement receivables derecognized from our condensed consolidated balance sheets, but which we continue to service, was $0.6 billion at September 30, 2017 and $6.4 billion at September 30, 2016. At September 30, 2017, the total portfolio of device payment plan agreement receivables, including derecognized device payment plan agreement receivables that we are servicing was $16.0 billion.

Under the Non-Revolving Program, we transferred eligible device payment plan agreement receivables to wholly-owned subsidiaries that are bankruptcy remote special purpose entities (Sellers). The Sellers sold the receivables to the Purchasers for upfront cash proceeds and additional consideration upon settlement of the receivables (the deferred purchase price). As of September 30, 2017, no sold receivables remain outstanding under the Non-Revolving program. Under the Revolving Program, the Sellers sold eligible device payment plan agreement receivables on a revolving basis, subject to a maximum funding limit, to the Purchasers. Sales of eligible receivables by the Sellers, once initiated, generally occurred and were settled on a monthly basis. Customer payments made towards receivables sold under the Revolving Program were available to purchase additional eligible device payment plan agreement receivables originated during the revolving period. We elected to end the revolving period in July 2016.

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

There were no sales of device payment plan agreement receivables under the Revolving Program or the Non-Revolving Program during the three and nine months ended September 30, 2017. There were no sales of device payment plan agreement receivables during the three months ended September 30, 2016. During the nine months ended September 30, 2016, we sold $3.3 billion of receivables, net of allowances and imputed interest, under the Revolving Program. We received cash proceeds from new transfers of $2.0 billion and cash proceeds from reinvested collections of $0.9 billion and recorded a deferred purchase price of $0.4 billion.

Deferred Purchase Price
Under the RPA, the deferred purchase price was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price is contingent on collections from customers. Collections, which were returned as deferred purchase price and recorded within Cash flows provided by operating activities on our condensed consolidated statements of cash flows, were insignificant and $0.6 billion, during the three and nine months ended September 30, 2017, respectively, and $0.4 billion and $0.5 billion during the three and nine months ended September 30, 2016, respectively. Collections, recorded within Cash flows used in investing activities on our condensed consolidated statements of cash flows, were $0.5 billion during the three and nine months ended September 30, 2017, respectively, and insignificant during both the three and nine months ended September 30, 2016. At September 30, 2017, our deferred purchase price receivable, which is held by the Sellers, was comprised of $0.5 billion included within Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2016, our deferred purchase price receivable was comprised of $1.2 billion included within Prepaid expenses and other and $0.4 billion included within Other assets in our condensed consolidated balance sheet.

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

Continuing Involvement
Verizon has continuing involvement with the sold receivables as it services the receivables. We continue to service the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and we continue to maintain normal relationships with our customers. The credit quality of the customers we continue to service is consistent throughout the periods presented. To date, we have collected and remitted to the Purchasers approximately $10.1 billion, net of fees. At September 30, 2017, the amount remaining to be remitted to the Purchasers is insignificant. Credit losses on receivables sold were insignificant during both the nine months ended September 30, 2017 and 2016.

In addition, we have continuing involvement related to the sold receivables as we may be responsible for absorbing additional credit losses pursuant to the agreements. The Company’s maximum exposure to loss related to the involvement with the Sellers is limited to the amount of the outstanding deferred purchase price, which was $0.5 billion as of September 30, 2017. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Company would not receive the portion of the proceeds withheld by the Purchasers. As we believe the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Company’s expected loss.

6.	Fair Value Measurements

Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$79	$—	$—	$79
Fixed income securities	—	378	—	378
Interest rate swaps	—	162	—	162
Cross currency swaps	—	333	—	333
Interest rate cap	—	3	—	3
Total	$79	$876	$—	$955

Liabilities:
Other liabilities:
Interest rate swaps	$—	$183	$—	$183
Cross currency swaps	—	1,058	—	1,058
Total	$—	$1,241	$—	$1,241

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2016:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$123	$—	$—	$123
Fixed income securities	10	566	—	576
Interest rate swaps	—	71	—	71
Cross currency swaps	—	45	—	45
Interest rate caps	—	10	—	10
Total	$133	$692	$—	$825

Liabilities:
Other liabilities:
Interest rate swaps	$—	$236	$—	$236
Cross currency swaps	—	1,803	—	1,803
Total	$—	$2,039	$—	$2,039

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 and 2016.

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

	At September 30,		At December 31,
	2017		2016
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$116,512	$128,096	$107,128	$117,584

Derivative Instruments
The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
	2017	2016
(dollars in millions)	Notional Amount	Notional Amount
Interest rate swaps	$20,168	$13,099
Cross currency swaps	15,666	12,890
Interest rate caps	2,840	2,540

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

During the third quarter of 2017, we entered into interest rate swaps with a total notional value of $4.0 billion and settled interest rate swaps with a total notional value of $0.5 billion.

The ineffective portion of our interest rate swaps was insignificant for the three and nine months ended September 30, 2017 and 2016.

Forward Interest Rate Swaps
In order to manage our exposure to future interest rate changes, we previously entered into forward interest rate swaps. We designated these contracts as cash flow hedges. During the third quarter of 2016, we settled all outstanding forward interest rate swaps. During the three and nine months ended September 30, 2016, pre-tax losses of an insignificant amount and $0.2 billion, respectively, were recognized in Other comprehensive income (loss).

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the second quarter of 2017, we entered into cross currency swaps with a total notional value of $1.0 billion.

During the third quarter of 2017, we entered into cross currency swaps with a total notional value of approximately $1.8 billion.

During the three and nine months ended September 30, 2017, pre-tax gains of $0.5 billion and $1.0 billion, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2016, pre-tax gains of $0.3 billion and $0.1 billion respectively, were recognized in Other comprehensive income (loss). A portion of the gains and losses recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Net Investment Hedges
We have designated certain foreign currency instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt as a net investment hedge was $0.9 billion and $0.8 billion at September 30, 2017 and December 31, 2016, respectively.

Undesignated Derivatives
We also have the following derivative contracts which we use as an economic hedge but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility. During the second quarter of 2017, we entered into interest rate caps with a total notional value of $0.3 billion. During the three and nine months ended September 30, 2017, we recognized an insignificant increase in Interest expense.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are also major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSA) which provide rules for collateral exchange. Our CSAs generally require collateralized arrangements with our counterparties in connection with uncleared derivatives, but as of September 30, 2017, we have entered into amendments to our CSA agreements with substantially all of our counterparties that suspend the requirement for cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. During the first and second quarter of 2017, we paid an insignificant amount of cash to extend certain of such amendments to certain collateral exchange arrangements. As a result of the amendments to the CSA agreements, we did not post any collateral at September 30, 2017. At December 31, 2016, we posted collateral of approximately $0.2 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet.

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

The following table summarizes the Restricted Stock Unit and Performance Stock Unit activity:

	Restricted Stock Units		Performance Stock Units
(shares in thousands)	Equity Awards	Liability Awards
Outstanding, January 1, 2017	13,308	—	17,919
Granted	6,360	22,073	6,564
Payments	(4,987)	(4,909)	(6,031)
Cancelled/Forfeited	(198)	(1,686)	(321)
Outstanding, September 30, 2017	14,483	15,478	18,131

As of September 30, 2017, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $1.2 billion and is expected to be recognized over approximately two years.

The equity RSUs granted in 2017 have a weighted-average grant date fair value of $49.93 per unit.

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

Net Periodic Cost
The following table summarizes the benefit (income) cost related to our pension and postretirement health care and life insurance plans:

(dollars in millions)	Pension		Health Care and Life
Three Months Ended September 30,	2017	2016	2017	2016
Service cost	$70	$82	$37	$40
Amortization of prior service cost (credit)	10	10	(235)	(235)
Expected return on plan assets	(315)	(257)	(13)	(13)
Interest cost	171	162	164	162
Remeasurement loss, net	—	555	—	—
Net periodic benefit (income) cost	$(64)	$552	$(47)	$(46)
Termination benefits	—	4	—	—
Total	$(64)	$556	$(47)	$(46)

(dollars in millions)	Pension		Health Care and Life
Nine Months Ended September 30,	2017	2016	2017	2016
Service cost	$210	$238	$111	$153
Amortization of prior service cost (credit)	29	12	(705)	(421)
Expected return on plan assets	(947)	(785)	(39)	(41)
Interest cost	513	518	494	583
Remeasurement loss, net	—	1,977	—	2,293
Net periodic benefit (income) cost	$(195)	$1,960	$(139)	$2,567
Termination benefits	—	4	—	—
Total	$(195)	$1,964	$(139)	$2,567

Changes in Other Postretirement Benefit Plans
During the three months ended September 30, 2017, amendments were made to certain postretirement plans related to retiree medical benefits for management and certain union represented employees and retirees.  The impact of the plan amendments was a reduction in our postretirement benefit plan obligations of approximately $0.5 billion, which has been recorded as a net increase to Accumulated other comprehensive income of $0.3 billion (net of taxes of $0.2 billion).  The impact of the amount recorded in Accumulated other comprehensive income that will be reclassified to net periodic benefit cost is minimal.

Severance, Pension and Benefit Charges
During the three and nine months ended September 30, 2017, we recorded a pre-tax severance charge of approximately $0.1 billion and $0.7 billion, respectively, primarily in connection with the acquisition of Yahoo's operating business.

During the nine months ended September 30, 2016, we recorded a net pre-tax curtailment gain of $0.5 billion due to the elimination of the accrual of benefits for some or all future services of a significant number of employees covered by three of our defined benefit pension plans and one of our other postretirement benefit plans.

During the three months ended September 30, 2016, we recorded net pre-tax severance, pension and benefit charges of approximately $0.8 billion primarily for our pension plans in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charges of $0.6 billion primarily related to settlements for employees who received lump-sum distributions in five of our defined benefit pension plans. The charges were primarily driven by a decrease in our discount rate assumption of $0.8 billion used to determine the current year liabilities of our pension plans, partially offset by the difference between our expected return on assets of 7.0% and our annualized actual return on assets of 11.0% at August 31, 2016 ($0.2 billion). Our weighted-average discount rate assumption was 3.61% at August 31, 2016. As part of this charge, we recorded severance costs of $0.2 billion under our existing separation plans.

During the three months ended June 30, 2016 we recorded net pre-tax pension and benefit remeasurement charges of approximately $3.6 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. These charges were comprised of a net pre-tax pension and benefit remeasurement charge of $0.8 billion measured as of April 1, 2016 related to curtailments in three of our defined benefit pension plans and one of our other postretirement benefit plans, a net pre-tax pension and benefit remeasurement charge of $2.7 billion measured as of May 31, 2016 in two of our defined benefit pension plans and three of our other postretirement benefit plans as a result of our accounting for the contractual healthcare caps and bargained for changes, and a net pre-tax pension and benefit remeasurement charge of $0.1 billion measured as of May 31, 2016 related to settlements for employees who received lump-sum distributions in three of Verizon’s defined benefit pension plans. The pension and benefit remeasurement charges were primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of our pension and other postretirement benefit plans ($2.7 billion) and updated healthcare cost trend rate assumptions ($0.9 billion). Our weighted-average discount rate assumption decreased from 4.60% at December 31, 2015 to 3.99% at May 31, 2016.

During the three months ended March 31, 2016, we also recorded a net pre-tax pension and benefit remeasurement charge of $0.2 billion related to settlements for employees who received lump-sum distribution in one of Verizon’s defined benefit pension plans.

Severance Payments
During the three and nine months ended September 30, 2017, we paid severance benefits of $0.2 billion and $0.6 billion, respectively. At September 30, 2017, we had a remaining severance liability of $0.6 billion, a portion of which includes future contractual payments to employees separated as of September 30, 2017.

Employer Contributions
During the three and nine months ended September 30, 2017, we contributed $0.2 billion and $4.0 billion, respectively, to our qualified pension plans, which included $3.4 billion of discretionary contributions during the nine months ended September 30, 2017. The contributions to our nonqualified pension plans were $0.1 billion during the three and nine months ended September 30, 2017. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2017 as previously disclosed in Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

9.	Equity and Accumulated Other Comprehensive Income

Equity
Changes in the components of Total equity were as follows:

	Attributable	Noncontrolling	Total
(dollars in millions)	to Verizon	Interests	Equity
Balance at January 1, 2017	$22,524	$1,508	$24,032

Net income	11,432	335	11,767
Other comprehensive income	10	—	10
Comprehensive income	11,442	335	11,777

Contributed capital	(84)	—	(84)
Dividends declared	(7,118)	—	(7,118)
Common stock in treasury	122	—	122
Distributions and other	(38)	(240)	(278)
Balance at September 30, 2017	$26,848	$1,603	$28,451

Common Stock
On March 3, 2017, the Verizon Board of Directors approved a new share buyback program, which authorized the repurchase of up to 100 million shares of Verizon common stock terminating no later than the close of business on February 28, 2020. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs.

Verizon did not repurchase any shares of Verizon common stock through its authorized share buyback program during the nine months ended September 30, 2017.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.8 million common shares issued from Treasury stock during the nine months ended September 30, 2017.

Accumulated Other Comprehensive Income
The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2017	$(713)	$(80)	$46	$3,420	$2,673
Other comprehensive income	205	619	14	316	1,154
Amounts reclassified to net income	—	(713)	(19)	(412)	(1,144)
Net other comprehensive income (loss)	205	(94)	(5)	(96)	10
Balance at September 30, 2017	$(508)	$(174)	$41	$3,324	$2,683

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to cash flow hedges in the table above are included in Other income (expense), net and Interest expense on our condensed consolidated statements of income (see Note 6 for additional information). The amounts reclassified to net income related to marketable securities in the table above are included in Other income (expense), net on our condensed consolidated statements of income. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense on our condensed consolidated statements of income (see Note 8 for additional information).

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

Our segments and their principal activities consist of the following:

Segment	Description
Wireless	Wireless’ communications products and services include wireless voice and data services and equipment sales, which are provided to consumer, business and government customers across the U.S.
Wireline
Wireline’s voice, data and video communications products and enhanced services include broadband video and data, corporate networking solutions, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world.

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

Corporate and other includes the results of our Media business, branded Oath, our telematics and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We completed our acquisition of Yahoo’s operating business on June 13, 2017.

On April 1, 2016, we completed the sale of our local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states to Frontier Communications Corporation (Frontier). The transaction, which included the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. Additionally, on May 1, 2017, we completed the Data Center Sale (see Note 2 for additional information). The results of operations for these divestitures and other insignificant transactions is included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

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

We have adjusted prior period consolidated and segment information, where applicable, to conform to the current period presentation.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
External Operating Revenues
Wireless
Service	$15,823	$16,647	$47,158	$50,108
Equipment	4,352	4,124	12,414	11,782
Other	1,328	1,249	3,916	3,661
Total Wireless	21,503	22,020	63,488	65,551

Wireline
Consumer Markets	3,203	3,174	9,588	9,519
Enterprise Solutions	2,262	2,273	6,881	6,887
Partner Solutions	997	990	2,993	3,015
Business Markets	903	834	2,700	2,534
Other	48	76	183	242
Total Wireline	7,413	7,347	22,345	22,197
Total reportable segments	$28,916	$29,367	$85,833	$87,748

Intersegment Revenues
Wireless	$77	$81	$252	$258
Wireline	249	229	718	706
Total reportable segments	$326	$310	$970	$964

Total Operating Revenues
Wireless	$21,580	$22,101	$63,740	$65,809
Wireline	7,662	7,576	23,063	22,903
Total reportable segments	$29,242	$29,677	$86,803	$88,712

Operating Income (Loss)
Wireless	$7,603	$7,647	$22,089	$23,544
Wireline	65	73	318	(631)
Total reportable segments	$7,668	$7,720	$22,407	$22,913

	At September 30,	At December 31,
(dollars in millions)	2017	2016
Assets
Wireless	$228,238	$211,345
Wireline	70,049	66,679
Total reportable segments	298,287	278,024
Corporate and other	224,236	213,787
Eliminations	(267,841)	(247,631)
Total consolidated - reported	$254,682	$244,180

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Total reportable segment operating revenues	$29,242	$29,677	$86,803	$88,712
Corporate and other	2,796	1,403	6,034	4,078
Eliminations	(375)	(354)	(1,126)	(1,060)
Operating results from divested businesses	54	211	368	1,910
Total consolidated operating revenues	$31,717	$30,937	$92,079	$93,640

Fios revenues are included within our Wireline segment and amounted to approximately $2.9 billion and $8.7 billion, respectively, for the three and nine months ended September 30, 2017. Fios revenues amounted to approximately $2.8 billion and $8.3 billion, respectively, for the three and nine months ended September 30, 2016.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Total reportable segment operating income	$7,668	$7,720	$22,407	$22,913
Corporate and other	(311)	(466)	(910)	(1,432)
Severance, pension and benefit charges (Note 8) (1)	—	(797)	(195)	(4,512)
Net gain on sale of divested businesses (Note 2)	—	—	1,774	1,007
Acquisition and integration related charges (Note 2, Note 8) (1)	(166)	—	(730)	—
Gain on spectrum license transaction (Note 2)	—	—	126	142
Operating results from divested businesses	17	83	149	918
Total consolidated operating income	7,208	6,540	22,621	19,036

Equity in losses of unconsolidated businesses	(22)	(23)	(71)	(63)
Other income (expense), net	(511)	97	(1,376)	(1,697)
Interest expense	(1,164)	(1,038)	(3,514)	(3,239)
Income Before Provision For Income Taxes	$5,511	$5,576	$17,660	$14,037

(1) certain amounts have been reclassified to conform to the current period's presentation

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2017 and 2016.

11.	Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have two reportable segments, Wireless and Wireline. Our wireless business, operating as Verizon Wireless, provides voice and data services and equipment sales across the United States (U.S.) using one of the most extensive and reliable wireless networks. Our wireline business provides consumer, business and government customers with communications products and enhanced services, including broadband video and data, corporate networking solutions, security and managed network services and local and long distance voice services, and also owns and operates one of the most expansive end-to-end Global Internet Protocol (IP) networks. We have a highly skilled, diverse and dedicated workforce of approximately 160,100 employees as of September 30, 2017.

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

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly-owned subsidiary of Yahoo that Verizon agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which changed its name to Altaba Inc. following the closing of the Transaction) retains 50% of certain post-closing liabilities arising out of governmental or third-party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo prior to its acquisition by Verizon, including an August 2013 data breach disclosed by Yahoo on December 14, 2016. At that time, Yahoo disclosed that more than one billion of the approximately three billion accounts existing in 2013 had likely been affected. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the Securities and Exchange Commission (SEC).

On June 13, 2017, we completed the Transaction. The aggregate purchase consideration at the closing of the Transaction was approximately $4.8 billion.

On October 3, 2017, based upon new intelligence that we received in connection with our integration of Yahoo's operating business, we disclosed that we believe that the August 2013 data breach previously disclosed by Yahoo affected all of its accounts.

Network Evolution
We are reinventing our network architecture around a common fiber platform that will support both our wireless and wireline technologies. Our multi-use fiber build is critical to expand the future capabilities of both our wireless and wireline networks, while reducing the cost to deliver services to our customers. We expect that this new “One Fiber” architecture will improve our 4G Long-Term Evolution (LTE) coverage, speed the deployment of 5G technology, deliver high-speed Fios broadband to homes and businesses and create new opportunities in the small and medium business market. We expect to have further opportunities for expansion with our acquisition of XO Holdings’ wireline business (XO), which at the time of acquisition, was one of the largest fiber-based IP and Ethernet networks. We completed this acquisition on February 1, 2017 for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015.

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

On May 11, 2017, we entered into a purchase agreement to acquire Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for 5G wireless services, for consideration reflecting an enterprise value of approximately $3.1 billion. Under the terms of the purchase agreement, we agreed to pay (i) Straight Path shareholders $184.00 per share, payable in Verizon shares, and (ii) certain transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee to be paid to the Federal Communications Commission (FCC). The acquisition is subject to customary regulatory approvals and closing conditions, and is expected to close by the end of the first quarter of 2018.

On August 1, 2017, we entered into a definitive agreement to purchase certain fiber-optic network assets in the Chicago market from WideOpenWest, Inc. (WOW!), a leading provider of communications services. The transaction is expected to close by the end of 2017. In addition, the parties entered into a separate agreement pursuant to which WOW! will complete the build-out of the network assets by the second half of 2018. The total cash consideration for the transactions is expected to be approximately $0.3 billion.

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

Wireless
Our Wireless segment, doing business as Verizon Wireless, provides wireless communications products and services across one of the most extensive wireless networks in the U.S. We provide these services and equipment sales to consumer, business and government customers in the U.S. on a postpaid and prepaid basis. Postpaid connections represent individual lines of service for which a customer is billed in advance a monthly access charge in return for a monthly network service allowance, and usage beyond the allowance is billed monthly in arrears. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance.

We offer various postpaid account service plans, including shared data plans, single connection plans and other plans tailored to the needs of our customers. Our shared data plans typically feature domestic unlimited voice minutes, unlimited domestic and international text, video and picture messaging, and a single data allowance that can be shared among the wireless devices on a customer’s account. These allowances will vary from time to time as part of promotional offers or in response to market circumstances. Our unlimited plans, available to our consumer and small business customers, offer among other things, unlimited domestic voice, data and texting. Both our shared data plans and unlimited plans include our High Definition Voice and Video Calling, while certain plans also include Mobile Hotspot services, on compatible devices.

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

We are focusing our wireless capital spending on adding capacity and density to our 4G LTE network. Approximately 98% of our total data traffic in September 2017 was carried on our 4G LTE network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Densification enables us to add capacity to manage mobile video consumption and demand for Internet of Things (IoT), as well as position us for future 5G technology. We are committed to developing and deploying 5G wireless technology. We are working with key partners to ensure the aggressive pace of innovation, standards development and appropriate requirements for this next generation of wireless technology. Based on the outcome of our ongoing pre-commercial trials, we intend to be the first company to deploy a 5G fixed wireless broadband network in the U.S. We expect to launch a fixed commercial wireless service supported by this network in 2018, depending on the results of pre-commercial trials, which are ongoing.

Wireline
Our Wireline segment provides voice, data and video communications products and enhanced services, including broadband video and data, corporate networking solutions, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world.

In our Wireline business, to compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. We expect our One Fiber initiative will aid in the densification of our 4G LTE wireless network and position us for future 5G technology. The expansion of our multi-use fiber footprint also creates opportunities to generate revenue from fiber-based services in our Wireline business. We continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability for our Fios services.

Corporate and Other
Corporate and other includes the results of our Media business, branded Oath, telematics and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

Oath, our newly branded organization that combines Yahoo’s operating business with our existing Media business, is a diverse house of more than 50 media and technology brands that engages approximately a billion people around the world. We believe that the Transaction represents a critical step in growing the global scale needed for our digital media company and building the future of brands using powerful technology, trusted content and differentiated data. For the three months ended September 30, 2017, Oath generated revenues of approximately $2.0 billion. See Note 2 to the condensed consolidated financial statements for additional information.

On April 1, 2016, we completed the sale (Access Line Sale) of our local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service (HSI) and long distance voice accounts in these three states to Frontier Communications Corporation (Frontier). The transaction, which includes the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless. On May 1, 2017, we completed the sale of 23 customer-facing data center sites in the United States and Latin America (see Note 2 to the condensed consolidated financial statements for additional information). The results of operations for these divestitures and other insignificant transactions are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker. See “Operating Results From Divested Businesses” and Note 10 to the condensed consolidated financial statements for additional information.

In addition, Corporate and other includes the results of our telematics businesses for all periods presented, which were reclassified from our Wireline segment effective April 1, 2016. The impact of this reclassification was insignificant to our condensed consolidated financial statements or our segment results of operations.

We are also building our growth capabilities in the emerging IoT market by developing business models to monetize usage on our network at the connectivity and platform layers. For the three and nine months ended September 30, 2017, we recognized IoT revenues, which represent revenues on IoT product and connectivity service revenues, of $0.4 billion and $1.1 billion, a 55% and 69% increase, respectively, compared to the prior year period. This increase was primarily attributable to our acquisitions of Fleetmatics Group PLC and Telogis, Inc. in the second half of 2016, which enable us to provide a comprehensive suite of services and solutions in the Telematics market.

Capital Expenditures and Investments
We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2017, these investments included $11.3 billion for capital expenditures. See “Cash Flows Used in Investing Activities” and “Operating Environment and Trends” for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Operating Environment and Trends
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

Consolidated Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Wireless	$21,580	$22,101	$(521)	(2.4)%	$63,740	$65,809	$(2,069)	(3.1)%
Wireline	7,662	7,576	86	1.1	23,063	22,903	160	0.7
Corporate and other	2,850	1,614	1,236	76.6	6,402	5,988	414	6.9
Eliminations	(375)	(354)	(21)	5.9	(1,126)	(1,060)	(66)	6.2
Consolidated Revenues	$31,717	$30,937	$780	2.5	$92,079	$93,640	$(1,561)	(1.7)

During the three months ended September 30, 2017, consolidated revenues increased $0.8 billion, or 2.5%, compared to the similar period in 2016, due to an increase in revenues within Corporate and other, partially offset by a decline in revenues at our Wireless segment. During the nine months ended September 30, 2017, consolidated revenues decreased $1.6 billion, or 1.7%, compared to the similar period in 2016, due to a decline in revenues at our Wireless segment, partially offset by an increase in revenues within Corporate and other.

Revenues for our segments are discussed separately below under the heading “Segment Results of Operations.”

Corporate and other revenues increased $1.2 billion, or 76.6%, during the three months ended September 30, 2017, compared to the similar period in 2016, primarily due to an increase in revenue as a result of the acquisition of Yahoo’s operating business in the second quarter of 2017 as well as fleet service revenue growth in our telematics business, partially offset by the Data Center Sale on May 1, 2017 and other insignificant transactions (see “Operating Results From Divested Businesses”).

Corporate and other revenues increased $0.4 billion, or 6.9%, during the nine months ended September 30, 2017, compared to the similar period in 2016, primarily due to an increase in revenue as a result of the acquisition of Yahoo’s operating business on June 13, 2017 and fleet service revenue growth in our telematics business. These increases were partially offset by the Access Line Sale on April 1, 2016 and the Data Center Sale on May 1, 2017 and other insignificant transactions (see “Operating Results From Divested Businesses”). During the nine months ended September 30, 2017, our Media business represented approximately 62% of revenues in Corporate and other.

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Cost of services	$7,640	$6,989	$651	9.3%	$21,573	$22,180	$(607)	(2.7)%
Wireless cost of equipment	4,965	5,240	(275)	(5.2)	14,808	14,882	(74)	(0.5)
Selling, general and administrative expense	7,632	8,226	(594)	(7.2)	20,579	25,601	(5,022)	(19.6)
Depreciation and amortization expense	4,272	3,942	330	8.4	12,498	11,941	557	4.7
Consolidated Operating Expenses	$24,509	$24,397	$112	0.5	$69,458	$74,604	$(5,146)	(6.9)

Cost of Services
Cost of services increased $0.7 billion, or 9.3%, during the three months ended September 30, 2017, compared to the similar period in 2016, primarily due to the acquisition of Yahoo’s operating business as well as an increase in content costs and access costs at our Wireline segment.

Cost of services decreased $0.6 billion, or 2.7%, during the nine months ended September 30, 2017, compared to the similar period in 2016, primarily due to the completion of the Access Line Sale on April 1, 2016 and the Data Center Sale on May 1, 2017 and other insignificant transactions (see “Operating Results From Divested Businesses”), the fact that we did not incur incremental costs in 2017 as a result of the union work stoppage that commenced on April 13, 2016 and ended on June 1, 2016 (2016 Work Stoppage), and a decline in net pension and postretirement benefit costs primarily driven by collective bargaining agreements ratified in June 2016 at our Wireline segment. These decreases were partially offset by an increase in expenses as a result of the acquisition of Yahoo's operating business.

Wireless Cost of Equipment
Cost of equipment decreased $0.3 billion, or 5.2%, and $0.1 billion, or 0.5%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily as a result of a decline in the number of smartphone and internet units sold, partially offset by a shift to higher priced units in the mix of devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.6 billion, or 7.2%, during the three months ended September 30, 2017, compared to the similar period in 2016, primarily due to a decrease in severance, pension and benefit charges (see “Special Items”), and a decline in sales commission expense, employee related costs, bad debt expense and advertising expense at our Wireless segment. These decreases were partially offset by an increase in expenses as a result of the acquisition of Yahoo's operating business in the second quarter of 2017 as well as acquisition and integration related charges primarily in connection with the acquisition of Yahoo's operating business (see “Special Items”).

Selling, general and administrative expense decreased $5.0 billion, or 19.6%, during the nine months ended September 30, 2017, compared to the similar period in 2016, primarily due to a decrease in severance, pension and benefit charges, an increase in the net gain on sale of divested businesses (see “Special Items”), a decline in sales commission expense, employee related costs, bad debt expense and advertising at our Wireless segment, and a decrease due to the Access Line Sale on April 1, 2016 and the Data Center Sale on May 1, 2017 and other insignificant transactions (see “Operating Results From Divested Businesses”). These decreases were partially offset by an increase in expenses as a result of the acquisition of Yahoo's operating business on June 13, 2017, acquisition and integration related charges primarily in connection with the acquisition of Yahoo’s operating business (see “Special Items”), and the impact of costs related to the natural disasters in Florida and Texas.

Special Charges (Credits)
Special charges (credits) included in operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Net gain on sale of divested businesses	$—	$—	$(1,774)	$(1,007)
Acquisition and integration related charges	166	—	730	—
Severance, pension and benefit charges	—	797	195	4,512
Gain on spectrum license transaction	—	—	(126)	(142)

See “Special Items” for a description of these special items.

Operating Results From Divested Businesses
On April 1, 2016, we completed the Access Line Sale. On May 1, 2017, we completed the Data Center Sale. The results of operations related to these divestitures and other insignificant transactions are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker. The results of operations related to these divestitures included within Corporate and other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Operating Results From Divested Businesses
Operating revenues	$54	$211	$368	$1,910
Cost of services	24	71	129	677
Selling, general and administrative expense	13	25	68	218
Depreciation and amortization expense	—	32	22	97

Other Consolidated Results

Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Interest income	$23	$16	$7	43.8%	$57	$42	$15	35.7%
Other, net	(534)	81	(615)	nm	(1,433)	(1,739)	306	(17.6)
Total	$(511)	$97	$(608)	nm	$(1,376)	$(1,697)	$321	(18.9)

nm- not meaningful

The change in Other income (expense), net during the three months ended September 30, 2017, compared to the similar period in 2016 was driven by early debt redemption costs of $0.5 billion recorded during the third quarter of 2017. The change during the nine months ended September 30, 2017, compared to the similar period in 2016, was driven by early debt redemption costs of $1.3 billion, compared to $1.8 billion recorded during 2016 (see “Special Items”).

Special Charges
Special charges included in Other income (expense), net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Early debt redemption costs	$454	$—	$1,302	$1,822

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Total interest costs on debt balances	$1,338	$1,214	$124	10.2%	$4,030	$3,770	$260	6.9%
Less capitalized interest costs	174	176	(2)	(1.1)	516	531	(15)	(2.8)
Total	$1,164	$1,038	$126	12.1	$3,514	$3,239	$275	8.5

Average debt outstanding	$117,753	$103,247			$114,792	$105,153
Effective interest rate	4.5%	4.7%			4.7%	4.8%

Total interest costs on debt balances increased during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily due to higher average debt balances (see “Consolidated Financial Condition”).

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Provision for income taxes	$1,775	$1,829	$(54)	(3.0)%	$5,893	$5,029	$864	17.2%
Effective income tax rate	32.2%	32.8%			33.4%	35.8%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The effective income tax rate and the provision for income taxes for the three months ended September 30, 2017 is comparable to the similar period in 2016. The decrease in the effective income tax rate during the nine months ended September 30, 2017, compared to the similar period in 2016, was primarily due to lower unfavorable tax impacts from goodwill not deductible for tax purposes in connection with the Data Center Sale in the current period compared to the Access Line Sale in the prior period as well as the effective income tax rate impact of lower income before income taxes due to pension and benefit charges recorded in the prior period. The increase in the provision for income taxes during the nine months ended September 30, 2017, compared to the similar period in 2016, was primarily due to the impact of higher income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.3 billion at September 30, 2017 and $1.9 billion at December 31, 2016. Interest and penalties related to unrecognized tax benefits were $0.2 billion (after-tax) at September 30, 2017 and $0.1 billion (after-tax) at December 31, 2016. The increase in unrecognized tax benefits was primarily related to the acquisition of Yahoo’s operating business.

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

Consolidated Net Income, Operating Income and EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense, equity in losses of unconsolidated businesses and other income (expense), net to net income.

Consolidated Adjusted EBITDA is calculated by excluding the effect of special items from the calculation of Consolidated EBITDA. We believe this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes and depreciation policies. Further, the exclusion of special items enables comparability to prior period performance and trend analysis. See “Special Items” for additional details regarding these special items.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Consolidated Net Income	$3,736	$3,747	$11,767	$9,008
Add (Less):
Provision for income taxes	1,775	1,829	5,893	5,029
Interest expense	1,164	1,038	3,514	3,239
Other (income) expense, net	511	(97)	1,376	1,697
Equity in losses of unconsolidated businesses	22	23	71	63
Consolidated Operating Income	$7,208	$6,540	$22,621	$19,036
Add Depreciation and amortization expense	4,272	3,942	12,498	11,941
Consolidated EBITDA	$11,480	$10,482	$35,119	$30,977

Add (Less):
Net gain on sale of divested businesses	—	—	(1,774)	(1,007)
Acquisition and integration related charges	166	—	725	—
Severance, pension and benefit charges	—	797	195	4,512
Gain on spectrum license transaction	—	—	(126)	(142)
Consolidated Adjusted EBITDA	$11,646	$11,279	$34,139	$34,340

The changes in Consolidated Net Income, Consolidated Operating Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireless
Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
(dollars in millions, except	September 30,		Increase/		September 30,		Increase/
ARPA and I-ARPA)	2017	2016	(Decrease)		2017	2016	(Decrease)
Service	$15,841	$16,684	$(843)	(5.1)%	$47,241	$50,234	$(2,993)	(6.0)%
Equipment	4,352	4,124	228	5.5	12,414	11,782	632	5.4
Other	1,387	1,293	94	7.3	4,085	3,793	292	7.7
Total Operating Revenues	$21,580	$22,101	$(521)	(2.4)	$63,740	$65,809	$(2,069)	(3.1)

Connections (‘000): (1)
Retail					115,274	113,676	1,598	1.4
Retail postpaid					109,686	108,220	1,466	1.4

Net additions in period (‘000): (2)
Retail connections	742	525	217	41.3	1,051	1,573	(522)	(33.2)
Retail postpaid connections	603	442	161	36.4	910	1,697	(787)	(46.4)

Churn Rate:
Retail connections	1.19%	1.28%			1.25%	1.23%
Retail postpaid connections	0.97%	1.04%			1.02%	0.98%

Account Statistics:
Retail postpaid ARPA	$136.31	$144.94	$(8.63)	(6.0)	$136.06	$145.12	$(9.06)	(6.2)
Retail postpaid I-ARPA	$166.98	$169.49	$(2.51)	(1.5)	$165.98	$167.23	$(1.25)	(0.7)

Retail postpaid accounts (‘000) (1)					35,364	35,530	(166)	(0.5)
Retail postpaid connections per account (1)					3.10	3.05	0.05	1.6

(1)	As of end of period

(2)	Excluding acquisitions and adjustments

Wireless’ total operating revenues decreased by $0.5 billion, or 2.4%, and $2.1 billion, or 3.1%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily as a result of a decline in service revenues, partially offset by an increase in equipment revenues.

Accounts and Connections
Retail postpaid accounts primarily represent retail customers with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Accounts include shared data plans, unlimited plans, and corporate accounts, as well as legacy single connection plans and family plans. A single account may include monthly wireless services for a variety of connected devices.

Retail connections represent our retail customer device postpaid and prepaid connections. Churn is the rate at which service to connections is terminated. Retail connections under an account may include those from smartphones and basic phones (collectively, phones) as well as tablets and other devices connected to the Internet, including retail IoT devices. The U.S. wireless market has achieved a high penetration of smartphones which reduces the opportunity for new phone connection growth for the industry. Retail postpaid connection net additions increased during the three months ended September 30, 2017, compared to the similar period in 2016, primarily due to a lower retail postpaid connection churn rate, driven by lower churn on postpaid phone connections, partially offset by a decrease in retail postpaid gross additions. Retail postpaid connection net additions decreased during the nine months ended September 30, 2017, compared to the similar period in 2016, primarily due to a decrease in retail postpaid gross additions as well as a higher retail postpaid connection churn rate, driven by higher churn on tablet connections.

Retail Postpaid Connections per Account
Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 1.6% as of September 30, 2017, compared to September 30, 2016. The increase in retail postpaid connections per account is primarily due to an increase in Internet devices, which represented 18.6% of our retail postpaid connection base as of September 30, 2017, compared to 18.1% as of September 30, 2016.

Service Revenue
Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, decreased by $0.8 billion, or 5.1%, and $3.0 billion, or 6.0%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily due to lower postpaid service revenue, including decreased overage revenue and access revenue. Overage revenue pressure was primarily related to the ongoing migration to the pricing plans introduced in 2016, which feature safety mode and carryover data, and the introduction of unlimited pricing plans in 2017. Service revenue was also negatively impacted as a result of the ongoing customer migration to plans with unsubsidized service pricing. The pace of migration to unsubsidized price plans is slowing, as the majority of customers are already on such plans.

Customer migration to unsubsidized service pricing is driven in part by an increase in the activation of devices purchased under the Verizon device payment program. For both the three and nine months ended September 30, 2017, phone activations under the Verizon device payment program represented approximately 77% of retail postpaid phones activated compared to approximately 70% and 69%, respectively, during the three and nine months ended September 30, 2016. At September 30, 2017, approximately 78% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 60% at September 30, 2016. At September 30, 2017, approximately 49% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 41% at September 30, 2016.

Service revenue plus recurring device payment plan billings related to the Verizon device payment program, which represents the total value received from our wireless connections, decreased 1.1% and 1.0%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, was negatively impacted during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, as a result of customer migration to plans with unsubsidized service pricing, including our new price plans launched during 2016, which feature safety mode and carryover data, and the introduction of unlimited data plans in 2017. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, decreased 1.5% and 0.7%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016. The decrease is driven by service revenue decline, partially offset by increasing recurring device payment plan billings.

Equipment Revenue
Equipment revenue increased $0.2 billion, or 5.5%, and $0.6 billion, or 5.4%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, as a result of an increase in the Verizon device payment program take rate and an increase in the price of devices partially offset by an overall decline in device sales.

Under the Verizon device payment program, we recognize a higher amount of equipment revenue at the time of sale of devices. For both the three and nine months ended September 30, 2017, phone activations under the Verizon device payment program represented approximately 77% of retail postpaid phones activated compared to approximately 70% and 69%, respectively, during the three and nine months ended September 30, 2016.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.1 billion, or 7.3%, and $0.3 billion, or 7.7%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily due to financing revenues from our device payment program and a volume-driven increase in revenues related to our device protection package.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Cost of services	$2,052	$2,006	$46	2.3%	$6,007	$5,932	$75	1.3%
Cost of equipment	4,965	5,240	(275)	(5.2)	14,808	14,882	(74)	(0.5)
Selling, general and administrative expense	4,594	4,921	(327)	(6.6)	13,785	14,589	(804)	(5.5)
Depreciation and amortization expense	2,366	2,287	79	3.5	7,051	6,862	189	2.8
Total Operating Expenses	$13,977	$14,454	$(477)	(3.3)	$41,651	$42,265	$(614)	(1.5)

Cost of Services
Cost of services increased 2.3%, and $0.1 billion, or 1.3%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily due to higher rent expense as a result of an increase in macro and small cell sites supporting network capacity expansion and densification, as well as a volume-driven increase in costs related to the device protection package offered to our customers. Partially offsetting these increases were decreases in costs related to long distance and roaming.

Cost of Equipment
Cost of equipment decreased $0.3 billion, or 5.2%, and $0.1 billion, or 0.5%, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily as a result of a decline in the number of smartphone and internet units sold, partially offset by a shift to higher priced units in the mix of devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.3 billion, or 6.6%, and $0.8 billion, or 5.5%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily due to a $0.1 billion and $0.4 billion decline in sales commission expense, respectively, as well as a decline in employee related costs primarily due to reduced headcount, bad debt expense and advertising expense, offset by the impact of costs related to the natural disasters in Florida and Texas. The decline in sales commission expense during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, was driven by an increase in the proportion of activations under the Verizon device payment program, which has a lower commission per unit than activations under traditional fixed-term service plans, as well as an overall decline in activations.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 billion, or 3.5%, and $0.2 billion, or 2.8%, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Segment Operating Income	$7,603	$7,647	$(44)	(0.6)%	$22,089	$23,544	$(1,455)	(6.2)%
Add Depreciation and amortization expense	2,366	2,287	79	3.5	7,051	6,862	189	2.8
Segment EBITDA	$9,969	$9,934	$35	0.4	$29,140	$30,406	$(1,266)	(4.2)
Segment operating income margin	35.2%	34.6%			34.7%	35.8%
Segment EBITDA margin	46.2%	44.9%			45.7%	46.2%

The changes in the table above during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The operating revenues from XO are included in the Wireline segment results as of February 2017, following the completion of the acquisition, and are included with the Enterprise Solutions, Partner Solutions and Business Markets customer groups. Total operating revenues of XO for the three and nine months ended September 30, 2017 were $0.3 billion and $0.8 billion, respectively.

The operating results and statistics for all periods presented below exclude the results of the Access Line Sale on April 1, 2016, the Data Center Sale on May 1, 2017 and other insignificant transactions (see “Operating Results From Divested Businesses”). The results were adjusted to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Consumer Markets	$3,204	$3,174	$30	0.9%	$9,589	$9,519	$70	0.7%
Enterprise Solutions	2,262	2,273	(11)	(0.5)	6,882	6,888	(6)	(0.1)
Partner Solutions	1,244	1,219	25	2.1	3,708	3,722	(14)	(0.4)
Business Markets	903	834	69	8.3	2,700	2,534	166	6.6
Other	49	76	(27)	(35.5)	184	240	(56)	(23.3)
Total Operating Revenues	$7,662	$7,576	$86	1.1	$23,063	$22,903	$160	0.7

Connections (‘000):(1)
Total voice connections					13,100	14,194	(1,094)	(7.7)

Total Broadband connections					6,978	7,038	(60)	(0.9)
Fios Internet subscribers					5,803	5,585	218	3.9
Fios Video subscribers					4,648	4,673	(25)	(0.5)

(1)	As of end of period

Wireline’s revenues increased $0.1 billion, or 1.1%, and $0.2 billion, or 0.7%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily as a result of increases in Business Markets, as a result of the acquisition of XO, and Fios revenues. The increase during the nine months ended September 30, 2017 was partially offset by declines in Partner Solutions revenues. The 2016 Work Stoppage negatively impacted revenue for the nine months ended September 30, 2016.

Fios revenues were $2.9 billion and $8.7 billion, respectively, during the three and nine months ended September 30, 2017, compared to $2.8 billion and $8.3 billion during the similar periods in 2016. During the nine months ended September 30, 2017, our Fios Internet subscriber base grew by 3.9% and our Fios Video subscriber base decreased by 0.5%, compared to the similar period in 2016, reflecting the ongoing shift from traditional linear video to over-the-top offerings.

Consumer Markets
Consumer Markets operations provide broadband Internet and video services (including HSI, Fios Internet and Fios video services) and local and long distance voice services to residential subscribers.

Consumer Markets revenues increased 0.9% and 0.7%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, as increases in Fios revenues due to subscriber growth for Fios services (Internet, video and voice) and higher pay-per-view sales due to marquee events during the third quarter were partially offset by the continued decline of voice service revenues.

Consumer Fios revenues increased $0.1 billion, or 4.6%, and $0.3 billion, or 4.4%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016. Fios represented approximately 85% of Consumer revenue for both the three and nine months ended September 30, 2017, compared to approximately 82% during the similar periods in 2016.

The decline of voice service revenues was primarily due to a 7.1% decline in retail residence voice connections resulting primarily from competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony services. Total voice connections include traditional switched access lines in service as well as Fios digital voice connections.

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

Enterprise Solutions revenues decreased 0.5% and 0.1%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016. The decrease during the three and nine months ended September 30, 2017 is primarily due to declines in traditional data and voice communications services as a result of competitive price pressures, offset by the acquisition of XO.

Partner Solutions
Partner Solutions provides communications services including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Partner Solutions revenues increased 2.1% and decreased 0.4%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016. The increase during the three months ended September 30, 2017 was primarily due to the acquisition of XO during February 2017, offset by declines in traditional voice revenues due to the effect of technology substitution as well as continuing contraction of market rates due to competition. The decrease during the nine months ended September 30, 2017 was primarily due to declines in traditional voice revenues due to the effect of technology substitution as well as continuing contraction of market rates due to competition, offset by an increase in data revenues as a result of the acquisition of XO. As a result of technology substitution, the number of core data circuits at September 30, 2017 decreased 19.5% compared to September 30, 2016. The decline in traditional voice revenue is driven by a 7.4% decline in domestic wholesale connections at September 30, 2017, compared to September 30, 2016.

Business Markets
Business Markets offers traditional voice and networking products, Fios services, IP Networking, advanced voice solutions, security, and managed IT services to U.S.-based small and medium businesses, state and local governments, and educational institutions.

Business Markets revenues increased $0.1 billion, or 8.3% and $0.2 billion, or 6.6%, respectively, during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, primarily due to the acquisition of XO during February 2017, offset by revenue declines related to the loss of voice and HSI connections as a result of competitive price pressures. Business Markets northeast footprint delivers ILEC voice and data products, which face secular declines.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Cost of services	$4,496	$4,369	$127	2.9%	$13,457	$13,996	$(539)	(3.9)%
Selling, general and administrative expense	1,552	1,667	(115)	(6.9)	4,716	4,998	(282)	(5.6)
Depreciation and amortization expense	1,549	1,467	82	5.6	4,572	4,540	32	0.7
Total Operating Expenses	$7,597	$7,503	$94	1.3	$22,745	$23,534	$(789)	(3.4)

Cost of Services
Cost of services increased $0.1 billion, or 2.9%, during the three months ended September 30, 2017, compared to the similar period in 2016, primarily due to an increase in content costs associated with continued programming license fee increases and Fios subscriber growth and an increase in access costs as a result of the acquisition of XO during February 2017.

Cost of services decreased $0.5 billion, or 3.9%, during the nine months ended September 30, 2017, compared to the similar period in 2016, primarily due to the fact that we did not incur incremental costs in 2017 as a result of the 2016 Work Stoppage, and a decline in net pension and postretirement benefit costs primarily driven by collective bargaining agreements ratified in June 2016. These decreases were partially offset by an increase in content costs associated with continued programming license fee increases and Fios subscriber growth and an increase in access costs as a result of the acquisition of XO.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.1 billion, or 6.9% during the three months ended September 30, 2017, compared to the similar period in 2016, due to decreases in transaction taxes and regulatory expenses and contracted services, partially offset by the acquisition of XO.

Selling, general and administrative expense decreased $0.3 billion, or 5.6%, during the nine months ended September 30, 2017, compared to the similar period in 2016, due to a decline in net pension and postretirement benefit costs, primarily driven by collective bargaining agreements ratified in June 2016, transaction taxes and regulatory expenses, contracted services, and the fact that there were no 2016 Work Stoppage costs in 2017, partially offset by the acquisition of XO.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 billion, or 5.6%, during the three months ended September 30, 2017, compared to the similar period in 2016, and 0.7% during the nine months ended September 30, 2017, compared to the similar period in 2016, primarily due to increases in net depreciable assets, as a result of the acquisition of XO.

Segment Operating Income (Loss) and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2017	2016	(Decrease)		2017	2016	(Decrease)
Segment Operating Income (Loss)	$65	$73	$(8)	(11.0)%	$318	$(631)	$949	nm
Add Depreciation and amortization expense	1,549	1,467	82	5.6	4,572	4,540	32	0.7%
Segment EBITDA	$1,614	$1,540	$74	4.8	$4,890	$3,909	$981	25.1
Segment operating income (loss) margin	0.8%	1.0%			1.4%	(2.8)%
Segment EBITDA margin	21.1%	20.3%			21.2%	17.1%

nm - not meaningful

The changes in the table above during the three and nine months ended September 30, 2017, compared to the similar periods in 2016, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Items excluded from our Wireline segment Operating income (loss), which were reclassified to Corporate and other, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Operating results from divested businesses	$(17)	$(83)	$(149)	$(918)

Special Items

Early Debt Redemption Costs

During the three and nine months ended September 30, 2017, we recorded early debt redemption costs of $0.5 billion and $1.3 billion, respectively.

During the nine months ended September 30, 2016, we recorded net debt redemption costs of $1.8 billion in connection with early redemptions and notes tendered during the year.

See Note 4 to the condensed consolidated financial statements for additional information related to our early debt redemptions.

Net Gain on Sale of Divested Businesses

During the second quarter of 2017, we completed the Data Center Sale. In connection with the Data Center Sale and other insignificant transactions, we recorded a net gain on the sale of divested businesses of approximately $1.8 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2017.

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

Acquisition and Integration Related Charges

During the second quarter of 2017, we completed the acquisition of Yahoo’s operating business. We recorded acquisition and integration related charges of approximately $0.1 billion and $0.7 billion during the three and nine months ended September 30, 2017, respectively, including $0.1 billion and $0.5 billion of acquisition related severance charges during the three and nine months ended September 30, 2017, respectively, primarily related to the acquisition of Yahoo’s operating business. These charges were primarily recorded in Selling, general and administrative expense on our condensed consolidated statements of income for the three and nine months ended September 30, 2017.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See “Consolidated Results of Operations”) excludes the acquisition and integration related charges described above.

Severance, Pension and Benefit Charges

During the nine months ended September 30, 2017, we recorded a pre-tax severance charge of approximately $0.2 billion, exclusive of acquisition related severance charges.

During the three months ended September 30, 2016, we recorded net pre-tax severance, pension and benefit charges of approximately $0.8 billion, primarily for our pension plans in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension remeasurement charges of $0.6 billion primarily related to settlements for employees who received lump-sum distributions in five of our defined benefit pension plans. The charges were primarily driven by a decrease in our discount rate assumption of $0.8 billion used to determine the current year liabilities of our pension plans, partially offset by the difference between our expected return on assets of 7.0% and our annualized actual return on assets of 11.0% at August 31, 2016 ($0.2 billion). Our weighted-average discount rate assumption was 3.61% at August 31, 2016. As part of this charge, we recorded severance costs of $0.2 billion under our existing separation plans.

During the three months ended June 30, 2016, we recorded net pre-tax pension and benefit remeasurement charges of approximately $3.6 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. These charges were comprised of a net pre-tax pension and benefit remeasurement charge of $0.8 billion measured as of April 1, 2016 related to curtailments in three of our defined benefit pension plans and one of our other postretirement benefit plans, a net pre-tax pension and benefit remeasurement charge of $2.7 billion measured as of May 31, 2016 in two of our defined benefit pension plans and three of our other postretirement benefit plans as a result of our accounting for the contractual healthcare caps and bargained for changes, and a net pre-tax pension and benefit remeasurement charge of $0.1 billion measured as of May 31, 2016 related to settlements for employees who received lump-sum distributions in three of Verizon’s defined benefit pension plans. The pension and benefit remeasurement charges were primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of our pension and other postretirement benefit plans ($2.7 billion) and updated healthcare cost trend rate assumptions ($0.9 billion). Our weighted-average discount rate assumption decreased from 4.60% at December 31, 2015 to 3.99% at May 31, 2016.

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

Gain on Spectrum License Transactions

During the first quarter of 2017, we completed a license exchange transaction with affiliates of AT&T Inc. (AT&T) to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. As a result of this non-cash exchange, we received $1.0 billion of AWS and PCS spectrum licenses at fair value and we recorded a pre-tax gain of approximately $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the nine months ended September 30, 2017.

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

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2017	2016	Change
Cash Flows Provided By (Used In)
Operating activities	$17,221	$17,724	$(503)
Investing activities	(13,701)	(2,539)	(11,162)
Financing activities	(1,913)	(13,214)	11,301
Increase In Cash and Cash Equivalents	$1,607	$1,971	$(364)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the nine months ended September 30, 2017 decreased by $0.5 billion, compared to the similar period in 2016, primarily due to our discretionary contributions to qualified pension plans of $3.4 billion (approximately $2.1 billion, net of tax benefit), the change in the method in which we monetize device payment plan receivables, as discussed below, and changes in working capital, partially offset by an increase in earnings. As a result of the discretionary pension contribution, our mandatory pension funding through 2020 is expected to be minimal, which will benefit future cash flows. Further, the funded status of our qualified pension plan is improved.

During 2016, we changed the method in which we monetize device payment plan receivables from sales of device payment plan receivables, which were recorded within cash flows provided by operating activities, to asset-backed securitization transactions, which are recorded in cash flows from financing activities. During the nine months ended September 30, 2016, we received cash proceeds related to new sales of wireless device payment plan agreement receivables of approximately $2.0 billion. See Note 5 to the condensed consolidated financial statements for additional information. During the nine months ended September 30, 2017, we received proceeds from asset-backed securitization transactions of approximately $2.9 billion. See Note 4 to the condensed consolidated financial statements and “Cash Flows Used In Financing Activities” for additional information.

Cash Flows Used In Investing Activities

Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended
	September 30,
(dollars in millions)	2017	2016
Wireless	$6,927	$7,776
Wireline	3,358	2,856
Other	997	766
	$11,282	$11,398
Total as a percentage of revenue	12.3%	12.2%

Capital expenditures decreased at Wireless during the nine months ended September 30, 2017, compared to the similar period in 2016, primarily due to the timing of investments to increase the capacity of our 4G LTE network. Capital expenditures increased at Wireline as a result of an increase in capital expenditures used for fiber assets.

Acquisitions
In February 2017, Verizon acquired XO, which owns and operates one of the largest fiber-based IP and Ethernet networks, for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015.

On June 13, 2017, Verizon acquired Yahoo’s operating business for cash consideration of approximately $4.5 billion, net of cash acquired.

Dispositions
During the nine months ended September 30, 2017, we received net cash proceeds of $3.5 billion in connection with the Data Center Sale on May 1, 2017. We also completed other insignificant transactions during the nine months ended September 30, 2017.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2017 and 2016, net cash used in financing activities was $1.9 billion and $13.2 billion, respectively.

During the nine months ended September 30, 2017, our net cash used in financing activities of $1.9 billion was primarily driven by repayments of long-term borrowings and capital lease obligations of $16.5 billion, $7.1 billion paid in cash dividends and net debt related costs of $2.2 billion. These uses of cash were partially offset by proceeds from long-term borrowings of $21.9 billion and proceeds from asset-backed long-term borrowings of $2.9 billion.

Proceeds from and Repayments of Long-Term Borrowings
At September 30, 2017, our total debt increased to $117.5 billion, compared to $108.1 billion at December 31, 2016. During the nine months ended September 30, 2017 and 2016, our effective interest rate was 4.7% and 4.8%, respectively. See Note 4 to the condensed consolidated financial statements for additional information regarding our debt activity.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Asset-Backed Debt
As of September 30, 2017, the carrying value of our asset-backed debt was $7.9 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed securitization bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Other, net
Other, net financing activities during the nine months ended September 30, 2017 includes net debt related costs of $2.2 billion.

Credit Facilities
As of September 30, 2017, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

We had fully drawn from the $1.0 billion equipment credit facility entered into in March 2016 insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency. As of September 30, 2017, we had an outstanding balance of $0.9 billion to repay. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into equipment credit facilities insured by various export credit agencies with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available through October 2019 contingent upon the amount of eligible equipment-related purchases made by Verizon. At September 30, 2017, we have not drawn on these facilities.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. During the third quarter of 2017, Verizon's Board of Directors increased our quarterly dividend payments by 2.2% to $0.5900 per share from $0.5775 per share in the prior year period. During the nine months ended September 30, 2017, we paid $7.1 billion in cash dividends.

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

Change In Cash and Cash Equivalents

Our Cash and cash equivalents at September 30, 2017 totaled $4.5 billion, a $1.6 billion increase compared to Cash and cash equivalents at December 31, 2016, primarily as a result of the factors discussed above.

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

The following table reconciles net cash provided by operating activities to Free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2017	2016	Change
Net cash provided by operating activities	$17,221	$17,724	$(503)
Less Capital expenditures (including capitalized software)	11,282	11,398	(116)
Free cash flow	$5,939	$6,326	$(387)

The change in Free cash flow during the nine months ended September 30, 2017, compared to the similar period in 2016, was primarily due to our discretionary contributions to qualified pension plans of $3.4 billion (approximately $2.1 billion, net of tax benefit), the change in the method in which we monetize device payment plan receivables, as discussed below, and changes in working capital, partially offset by an increase in earnings. As a result of the discretionary pension contribution, our mandatory pension funding through 2020 is expected to be minimal, which will benefit future cash flows. Further, the funded status of our qualified pension plan is improved.

During 2016, we changed the method in which we monetize device payment plan receivables from sales of device payment plan receivables, which were recorded within cash flows provided by operating activities, to asset-backed securitization transactions, which are recorded in cash flows from financing activities. During the nine months ended September 30, 2016, we received cash proceeds related to new sales of wireless device payment plan agreement receivables of approximately $2.0 billion. See Note 5 to the condensed consolidated financial statements for additional information. During the nine months ended September 30, 2017, we received proceeds from asset-backed securitization transactions of approximately $2.9 billion. See Note 4 to the condensed consolidated financial statements and “Cash Flows Used In Financing Activities” for additional information.

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

Counterparties to our derivative contracts are also major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSA) which provide rules for collateral exchange. Our CSAs generally require collateralized arrangements with our counterparties in connection with uncleared derivatives, but as of September 30, 2017, we have entered into amendments to our CSA agreements with substantially all of our counterparties that suspend the requirement for cash collateral posting for a specified period of time by both counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. During the first and second quarter of 2017, we paid an insignificant amount of cash to extend certain of such amendments to certain collateral exchange arrangements. As a result of the amendments to the CSA agreements, we did not post any collateral at September 30, 2017. At December 31, 2016, we posted collateral of approximately $0.2 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet. See Note 6 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2017, approximately 76% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.3 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2017, the fair value asset and liability of these contracts were $0.2 billion, respectively. At December 31, 2016, the fair value asset and liability of these contracts were $0.1 billion and $0.2 billion, respectively. At September 30, 2017 and December 31, 2016, the total notional amount of the interest rate swaps was $20.2 billion and $13.1 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. During 2016, we entered into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility. The fair value of these contracts was insignificant at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the total notional value of these contracts was $2.8 billion and $2.5 billion, respectively.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At September 30, 2017, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We enter into cross currency swaps to exchange British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated debt into U.S. dollars and to fix our future interest and principal payments in U.S. dollars, as well as to mitigate the effect of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. The fair value asset of these contracts was $0.3 billion and insignificant at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the fair value liability of these contracts was $1.1 billion and $1.8 billion, respectively. At September 30, 2017 and December 31, 2016, the total notional amount of the cross currency swaps was $15.7 billion and $12.9 billion, respectively.

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

Straight Path
On May 11, 2017, we entered into a purchase agreement to acquire Straight Path, a holder of millimeter wave spectrum configured for 5G wireless services, for consideration reflecting an enterprise value of approximately $3.1 billion. Under the terms of the purchase agreement, we agreed to pay (i) Straight Path shareholders $184.00 per share, payable in Verizon shares, and (ii) certain transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee to be paid to the FCC. The acquisition is subject to customary regulatory approvals and closing conditions, and is expected to close by the end of the first quarter of 2018.

Wireline
XO Holdings
In February 2016, we entered into a purchase agreement to acquire XO, which owns and operates one of the largest fiber-based IP and Ethernet networks. Concurrently, we entered into a separate agreement to lease certain wireless spectrum from a wholly-owned subsidiary of XO Holdings that holds its wireless spectrum, which included an option, subject to certain conditions, to buy the subsidiary. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.8 billion, of which $0.1 billion was paid in 2015. In April 2017, we exercised our option to buy the subsidiary for approximately $0.2 billion, subject to certain adjustments. The transaction is subject to customary regulatory approvals and is expected to close by the end of 2017. Upon closing, the spectrum acquired as part of the transaction will be used for our 5G technology deployment.

Data Center Sale
On December 6, 2016, we entered into a definitive agreement, which was subsequently amended on March 21, 2017, with Equinix pursuant to which we agreed to sell 23 customer-facing data center sites in the U.S. and Latin America, for approximately $3.6 billion, subject to certain adjustments. The transaction closed on May 1, 2017.

WideOpenWest, Inc.
On August 1, 2017, we entered into a definitive agreement to purchase certain fiber-optic network assets in the Chicago market from WOW!, a leading provider of communications services. The transaction is expected to close by the end of 2017. In addition, the parties entered into a separate agreement pursuant to which WOW! will complete the build-out of the network assets by the second half of 2018. The total cash consideration for the transactions is expected to be approximately $0.3 billion.

Other
Acquisition of Yahoo! Inc.’s Operating Business
On July 23, 2016, Verizon entered into a stock purchase agreement with Yahoo. Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we agreed to acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments.

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

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly-owned subsidiary of Yahoo that Verizon agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which changed its name to Altaba Inc. following the closing of the Transaction) retains 50% of certain post-closing liabilities arising out of governmental or third-party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo prior to its acquisition by Verizon, including an August 2013 data breach disclosed by Yahoo on December 14, 2016. At that time, Yahoo disclosed that more than one billion of the approximately three billion accounts existing in 2013 had likely been affected. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the SEC.

Prior to the closing of the Transaction, pursuant to a related reorganization agreement, Yahoo transferred all of the assets and liabilities constituting Yahoo’s operating business to the subsidiaries that we acquired in the Transaction. The assets that we acquired did not include Yahoo’s ownership interests in Alibaba, Yahoo! Japan and certain other investments, certain undeveloped land recently divested by Yahoo, certain non-core intellectual property or its cash, other than the cash from its operating business we acquired. We received for our benefit and that of our current and certain future affiliates a non-exclusive, worldwide, perpetual, royalty-free license to all of Yahoo’s intellectual property that was not conveyed with the business.

On June 13, 2017, we completed the Transaction. The aggregate purchase consideration at the closing of the Transaction was approximately $4.8 billion.

On October 3, 2017, based upon new intelligence that we received in connection with our integration of Yahoo's operating business, we disclosed that we believe that the August 2013 data breach previously disclosed by Yahoo affected all of its accounts.

Oath, our newly branded organization that combines Yahoo’s operating business with our existing Media business, is a diverse house of more than 50 media and technology brands that engages approximately a billion people around the world. We believe that the Transaction represents a critical step in growing the global scale needed for our digital media company and building the future of brands using powerful technology, trusted content and differentiated data. See Note 2 to the condensed consolidated financial statements for additional information.

Other
From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 2 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

In the “Regulatory and Competitive Trends” section in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2016, we reported in the Privacy and Data Security subsection that the FCC released new privacy and data security rules in November 2016 that would have applied to all telecommunications services, including our fixed and mobile voice and broadband services. On April 3, 2017, the President signed into law a bill that nullifies those rules. We also reported in the Broadband subsection on the status of the FCC’s treatment of broadband Internet access services. In May 2017, the FCC released a notice proposing to reverse the 2015 Title II Order and return to “light touch” regulation of broadband internet access services. In addition, in the Intercarrier Compensation and Network Access subsection, we noted that the FCC regulates some of the rates that carriers pay each other for the exchange of voice traffic over different networks and other aspects of interconnection for some voice services, as well as some of the rates and terms and conditions for certain wireline “business data services” and other services and network facilities. Verizon is both a seller and a buyer of these services, and both makes and receives interconnection payments. In April 2017, the FCC issued an order, which is currently under appeal that revised the regulatory structure for business data services, eliminating tariffing obligations and ex ante price regulations in markets the FCC determined to be competitive.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of September 30, 2017.

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

Item 4.   Controls and Procedures
Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2017.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2017. At September 30, 2017, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: October 26, 2017	By	/s/ Anthony T. Skiadas
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