Form 10-K
period 2017-12-31
VERIZON COMMUNICATIONS INC
filed 2018-02-23
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No__
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” "accelerated filer,” "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓		Accelerated filer __	Emerging growth company__
Non-accelerated filer __	(Do not check if a smaller reporting company)	Smaller reporting company__

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No ✓
At June 30, 2017, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $182,142,289,318.
At January 31, 2018, 4,079,486,153 shares of the registrant’s common stock were outstanding, after deducting 162,888,087 shares held in treasury.
Documents Incorporated By Reference:
Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2017 (Parts I and II).

PART I

Item 1. Business

General
Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our wireless and wireline networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. Formerly known as Bell Atlantic Corporation (Bell Atlantic), we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 155,400 employees.

Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-1000).

We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services, and customer groups, respectively.

Wireless
Wireless’ communications products and services include wireless voice and data services and equipment sales, which are provided to consumer, business and government customers across the United States (U.S.).

Wireline
Wireline’s voice, data and video communications products and enhanced services include broadband video and data services, corporate networking solutions, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world.

Additional discussion of our reportable segments is included in the 2017 Verizon Annual Report to Shareowners under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and - Segment Results of Operations" and in Note 12 to the consolidated financial statements of Verizon Communications Inc. and subsidiaries, which are incorporated by reference into this report.

Wireless
Background

Our Wireless segment, doing business as Verizon Wireless, provides wireless communications products and services across one of the most extensive wireless networks in the U.S. Verizon Wireless is the largest wireless service provider in the U.S. as measured by retail connections and revenue. At December 31, 2017, Verizon Wireless had 116.3 million retail connections and 2017 revenues of approximately $87.5 billion, representing approximately 69% of Verizon’s aggregate revenues.

Cellco Partnership (Cellco), which originally held the wireless assets of Bell Atlantic, began operating as "Verizon Wireless" in April 2000 with both Vodafone Group Plc (Vodafone) and Bell Atlantic as partners, following Vodafone’s contribution of its U.S. wireless assets into Cellco. We acquired all of Vodafone’s indirect 45% interest in Verizon Wireless in 2014, which resulted in full ownership of Verizon Wireless.

We have the largest fourth-generation (4G) Long-Term Evolution (LTE) technology network of any U.S. wireless service provider. Our 4G LTE network is available to over 98% of the U.S. population in more than 500 markets covering approximately 319 million people, including those in areas served by our LTE in Rural America partners. Under this program, we are working with wireless carriers in rural areas to collaboratively build and operate a 4G LTE network using each carrier’s network assets and our core 4G LTE equipment and 700 MHz C Block and Advanced Wireless Services (AWS) spectrum. Approximately 98.5% of our total data traffic in 2017 was carried on our 4G LTE network.

Over the past several years, we have been leading the development of fifth-generation (5G) wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We continue to work with key partners on innovation, standards development and requirements for this next generation of wireless technology. During 2017, we deployed the largest 5G trial network in the U.S. with active customers. In November 2017, we announced that we will commercially launch 5G wireless residential broadband services in three to five U.S. markets in 2018.

Wireless Service and Product Offerings

Our wireless services are available to our customers receiving service under the Verizon Wireless brand, customers that obtain wireless products and services that operate on our network from resellers that purchase network access from us on a wholesale basis and customers that utilize Internet of Things (IoT) services via our network.

Wireless Services

We offer our wireless services on a postpaid and prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. A single account may include monthly wireless services for a variety of connected devices. A retail postpaid connection represents an individual line of service for a wireless device for which a customer is billed one month in advance a monthly access charge in return for access to and usage of network service. Approximately 95% of our total retail connections were postpaid connections as of December 31, 2017. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance.

We offer various postpaid account service plans, including unlimited plans, shared data plans, single connection plans and other plans tailored to the needs of our customers. Our unlimited plans, available to our consumer and business customers, offer, among other things, unlimited domestic voice, data and texting. Our shared data plans typically feature domestic unlimited voice minutes, unlimited domestic and international text, video and picture messaging, and a single data allowance that can be shared among the wireless devices on a customer’s account. These allowances will vary from time to time as part of promotional offers or in response to market circumstances. Our unlimited and shared data plans include High Definition (HD) Voice and Video Calling on compatible devices, and certain plans also include Mobile Hotspot services on compatible devices. Our HD Voice services, enabled by Voice over LTE (VoLTE), deliver calls over our 4G LTE network, and our Video Calling service combines an HD Voice call with real-time video. Our Mobile Hotspot service enables a customer to activate a personal Wi-Fi hotspot that can provide Internet access to multiple Wi-Fi enabled devices. Our unlimited plans provide customers the ability to stream DVD or HD quality videos, based on the service plan. We also offer various voice and shared data plans for small and large business customers.

Customers on our fixed-term service plans historically paid higher access fees for their wireless service in exchange for the ability to purchase their wireless devices at subsidized prices. As of January 2017, we no longer offer consumers new fixed-term service plans for phones; however, we continue to offer subsidized plans to our business customers, and we also continue to service existing fixed-term plans as consumers move to unsubsidized pricing driven by the activation of devices purchased under the Verizon device payment program. Under this program, eligible customers can purchase wireless devices under a device payment plan agreement. Customers that activate service on such devices pay lower service fees as compared to those under our fixed-term service plans.

We also offer prepaid single connection service plans that feature domestic unlimited voice minutes and unlimited domestic and international text. On compatible devices, certain of our prepaid plans also feature video and picture messaging, Carryover Data and Always-On Data, which allows a customer to stay online at reduced data speeds after using their data allowance. HD Voice, Video Calling and Mobile Hotspot service are available on compatible devices. While each of our prepaid plans has traditionally covered a single line of service for one device, in 2017, we expanded our prepaid offerings by giving families the ability to combine individual prepaid plans and choose the data allotment for each member of the family. As with all of our prepaid plans, the family plan does not require an annual contract or credit check.

We offer our customers a wide variety of wireless services accessible on a broad range of devices. Access to the Internet is available on all smartphones and nearly all basic phones. We also offer service that enables our customers to access the Internet wirelessly at broadband speeds on notebook computers and tablets that either have embedded 4G LTE or third generation (3G) modules or that are used in conjunction with separate devices that enable access to this service, such as USB modems, Jetpacks™ and other dedicated devices that provide a mobile Wi-Fi connection.

Our customers can access multimedia offerings, provided by Verizon and by third parties, through applications that provide music, video, gaming, news and other content. Our business-focused offerings, which are designed to increase productivity, include solutions that enable customers to access the Internet, their corporate intranets and e-mail across our diverse portfolio of wireless devices. Our location-based services provide our customers with directions to their destination and enable our business customers to locate, monitor and communicate with their mobile field workers. Our international travel services allow our customers to access voice, text and data services and the Internet on many of our "World" 3G or 4G smartphones, tablets or basic phones from over 200 international destinations.

We also provide network access needed to deliver various IoT products and services. In addition, we work with various companies that purchase network access from us to connect their Open Development certified devices, bundled together with their own solutions, which they sell to end-users.

Wireless Devices

We offer several categories of wireless devices, including smartphones and basic phones, tablets and other Internet access devices, manufactured by various suppliers.

Smartphones and Basic Phones. All of the smartphones we offer are enabled to utilize our 4G LTE high-speed data services and some are also enabled to utilize 3G as well. These devices run on various operating systems. We offer both 3G enabled and 4G enabled basic phones that also have HTML-browsing capabilities.

Tablets and Other Internet Devices. We offer tablets that can access the Internet via our 4G LTE network or a Wi-Fi connection. In addition, we offer dedicated devices, which we refer to as JetpacksTM, that provide a mobile Wi-Fi 4G LTE and/or 3G connection and are capable of connecting multiple Wi-Fi enabled devices to the Internet at one time. Our customers can also access the Internet wirelessly at broadband speeds on their computers via data cards, USB modems or through the use of certain laptop computers and netbooks enabled to access our wireless network.

Wearables. Customers can also choose from connected wearable devices that allow for calls, text, and other notifications when they are away from their compatible phones. These smart watches can share the same mobile number as the customer’s phone, allowing for seamless communications on-the-go.

Network

We have the largest 4G LTE network of any service provider in the U.S., with licensed and operational coverage in all of the 100 most populous U.S. Metropolitan areas. As of December 31, 2017, our 4G LTE network covered approximately 319 million people in the U.S., including those in areas served by our LTE in Rural America partners. We currently have 22 LTE in Rural America partners that provide 4G LTE coverage to an area covering approximately three million people.

We consider the reliability of our wireless network as a key factor for our continued success and we strive to provide our customers with the highest network reliability for their wireless services. We believe that steady and consistent network and platform investments provide the foundation for innovative products and services that will fuel profitable growth.

We design and deploy our network in an efficient manner that we believe maximizes the number of successful data sessions, including video, permitting the completion of large file downloads and uploads while delivering on our advertised throughput speeds, and also maximizes the number of calls that are connected on the first attempt and completed without being dropped. We have been densifying our 4G LTE network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification not only enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services, but also positions us for the future deployment of 5G technology. We are also utilizing existing network capabilities to handle increased traffic without interrupting the quality of the customer experience. We have and will continue to deploy advanced technologies such as higher orders of modulation, 4x4 multiple input multiple output, licensed assistance access, and increased cell site density primarily through small cell deployment. Just over 50% of our available low- and mid-band spectrum portfolio is being used for 4G LTE.

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

In addition to our own network coverage, we have roaming agreements with a number of wireless service providers to enable our customers to receive wireless service in nearly all other areas in the U.S. where wireless service is available. We also offer a variety of international wireless voice and data services to our customers through roaming arrangements with wireless service providers outside of the U.S. Certain of our roaming agreements can be terminated at-will by either party upon several months’ notice; however, we do not believe that the termination of any of these at-will agreements would have a material adverse effect on our business.

Technology

Our primary network technology platform is 4G LTE, which provides higher data throughput performance for data services at a lower cost compared to that offered by 3G technologies.

We use HD Calling, enabled by VoLTE, in addition to 3G Code Division Multiple Access (CDMA) technology, to provide voice calling services to our customers.

We are committed to developing and deploying 5G wireless technology. We launched the Verizon 5G Technology Forum with key industry partners to develop 5G requirements and standards and conduct testing to accelerate the introduction of 5G technologies. We expect that 5G technology will provide higher throughput than the current 4G LTE technology, lower latency and enable our network to handle more traffic as the number of Internet-connected devices grows. We intend to be the first company to deploy a 5G fixed wireless broadband network in the U.S. Based on the outcome of our pre-commercial trials in 2017, we announced in November 2017 that we will commercially launch 5G wireless residential broadband services in three to five U.S. markets in 2018.

Our Intelligent Edge Network is aggressively evolving our network architecture to a multi-use platform built on deep fiber penetration, providing increased virtualization and opportunities for edge computing services.

Spectrum

The spectrum licenses we hold can be used for mobile wireless voice, video and data communications services. We are licensed by the Federal Communications Commission (FCC) to provide these wireless services on portions of the 800 MHz band, also known as cellular spectrum, the 1800-1900 MHz band, also known as Personal Communication Services (PCS) spectrum, portions of the 700 MHz upper C band and AWS 1 and 3 spectrum in the 1700 and 2100 MHz bands, in areas that, collectively, cover nearly all of the population of the U.S.

In 2017, we entered into transactions to acquire NextLink Wireless LLC (NextLink) and Straight Path Communications Inc. (Straight Path), each of which hold millimeter-wave spectrum licenses. The NextLink acquisition closed on January 10, 2018. The Straight Path acquisition is expected to close by the end of the first quarter of 2018. The spectrum acquired as part of these transactions will be used for our 5G technology deployment in the 28 and 39 GHz bands.

In January 2015, the FCC completed an auction of 65 MHz of spectrum in the AWS-3 band.  We participated in that auction and were the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. The FCC granted us these spectrum licenses in April 2015.

We are aggressively refarming 3G bands on 800 MHz and PCS bands for 4G LTE use. We anticipate that we will need additional spectrum to meet future demand. This increasing demand is driven by growth in customer connections and the increased usage of wireless broadband services that use more bandwidth and require faster rates of speed. We can meet our future spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when future FCC spectrum auctions occur. In addition to spectrum, we believe that future demand will also be met as we increase the density of our networks and deploy advanced technologies.

From time to time we have exchanged spectrum licenses with other wireless service providers through secondary market swap transactions. We expect to continue to pursue similar opportunities to trade spectrum licenses in order to meet capacity and expansion needs in the future. In certain cases, we have entered into intra market spectrum swaps designed to increase the amount of contiguous spectrum within frequency bands in a specific market. Contiguous spectrum improves network performance and efficiency. These swaps, as well as any spectrum purchases, require us to obtain governmental approvals for the transfer of spectrum licenses.

Additional information regarding spectrum license transactions is included in the 2017 Verizon Annual Report to Shareowners in Note 2 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which is incorporated by reference into this report.

Network Equipment and Build-out

As we continue to build and upgrade our existing LTE network, we must complete a variety of steps, including securing rights to a large number of sites as well as obtaining zoning and other governmental approvals and fiber facilities for both our macro and small cells. As we densify our network, we follow a similar process for small cells, in-building systems and antennas and related radio equipment that comprise distributed antenna systems. We have relationships with a wide variety of vendors that supply various products and services that support our network operations. We utilize tower site management firms as lessors or managers of a portion of our existing tower sites.

During March 2015, we completed a transaction with American Tower Corporation (American Tower), pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion. Under the terms of the lease agreements, American Tower has exclusive rights to lease and operate towers over an average term of approximately 28 years. As the leases expire, American Tower has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. As part of this transaction, we also sold 162 towers for $0.1 billion. We have subleased capacity on the towers from American Tower for a minimum of 10 years at current market rates, with options to renew.

Marketing and Distribution

Our marketing strategy is focused on offering solutions tailored to the needs of our various customer market groups; promoting our brand; leveraging our extensive distribution network; and jointly marketing our products and services to large business and government customers with Verizon’s Wireline businesses through the Wireless Business Group, a sales and marketing organization that encompasses all of Verizon Wireless’ solutions for medium and large business, and Verizon Wireline's Enterprise Solutions group, which serves all of our government customers. Our marketing plan includes a coordinated program of television, print, radio, outdoor signage, Internet and point-of-sale media promotions designed to present our corporate message consistently across all of our markets. We use a combination of direct, indirect and alternative distribution channels in order to increase customer growth while controlling customer acquisition costs.

Our direct channel includes our business-to-business sales operations and systems organization and is focused on supporting the wireless communications needs of consumers and local, regional and national business customers. Company-operated stores are a core component of our distribution strategy. We continue to redesign our retail stores nationwide into the "Next Gen Design," which focuses on our customer's evolving digital lifestyle. We also have Verizon Destination Stores in various major metropolitan areas, which focus on the mobile lifestyle and highlight the many ways consumers can use wireless technology in their daily lives.

Our indirect channel includes agents that sell our postpaid and prepaid wireless products and services at retail locations throughout the U.S., as well as through the Internet. The majority of these agents sell both our postpaid and prepaid products and services and do so under exclusive selling arrangements with us. We also have relationships with high-profile national retailers, which sell our postpaid and prepaid wireless products and services, and with various drugstore chains, which sell our prepaid products and services.

Competition

We operate in a highly competitive industry. We compete against other national wireless service providers, including AT&T Inc., Sprint Corporation and T-Mobile USA, Inc., as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale, including resellers that buy from us. Competition remains intense as a result of saturation in the wireless market, increased network investment by our competitors, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Competition may also increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers.

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

We believe that the following are the most important competitive factors in our industry:

•
Network reliability, capacity and coverage. We consider a wireless network that consistently provides high-quality and reliable service to be a key differentiator in the U.S. market and driver of customer satisfaction. Lower prices, improved service quality and new wireless service offerings, which in many cases include video content, have led to increased customer usage of wireless services, which, in turn, puts pressure on network capacity. In order to compete effectively, wireless service providers must keep pace with network capacity needs and offer highly reliable national coverage through their networks. We believe that the depth and breadth of our network provides our fundamental strength and is the basis for our competitive advantage in the wireless marketplace. We expect that our investments in our 4G LTE network to increase network capacity will enable us to meet consumer demand.

•
Pricing. Service and equipment pricing play an important role in the wireless competitive landscape, with plans that address both the postpaid and prepaid customer. As the demand for wireless services continues to grow, we and other wireless service providers are offering service plans at competitive prices that include unlimited data access, voice minutes and text messages, and we also offer plans with data access in varying megabyte or gigabyte sizes. We and many other wireless service providers also allow customers on certain plans to carry over unused data allowances to the next billing period, or to stay online at a reduced data speed after using all of a data allowance for a billing period. In addition, some wireless service providers have bundled wireless service offerings with other products while others offer promotional pricing and incentives targeted specifically to customers of Verizon Wireless.

We and other wireless service providers, as well as equipment manufacturers, offer device payment options that distinguish service pricing from equipment pricing and blur the traditional boundary between prepaid and postpaid plans. These payment options include device payment plans, which provide customers with the ability to pay for their device over a period of time, and device leasing arrangements. Historically, wireless service providers offered customers wireless plans whereby, in exchange for the customer entering into a fixed-term service agreement, the wireless service provider significantly, and in some cases fully, subsidized the customer’s device purchase. Wireless providers recovered those subsidies through higher service fees as compared to those paid by customers on device payment plans. We and many other wireless providers have limited or discontinued this form of device subsidy. As of December 31, 2017 we had approximately 80% of our postpaid phone base on unsubsidized service pricing plans, compared with approximately 67% at December 31, 2016. As of January 2017, we no longer offer consumers new fixed-term service plans for phones. However we continue to service existing plans and provide these plans to business customers.

•
Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting new customers, including those of other wireless providers. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services and focusing on their needs in order to promote long-term relationships and minimize churn. Our competitors also recognize the importance of customer service and are also focused on improving in this area. As part of our effort to transform and simplify the customer experience, we developed the My Verizon app, which enables customers to manage their price plan, data usage, account and billing from their devices. To promote long-term relationships with our customers, we launched the Verizon Up program, which offers a variety of rewards to customers in exchange for points they earn in connection with their account-related transactions with Verizon Wireless. The program offers customers discounts on products, services and access to experiences, such as sporting events, shows and concerts.

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

Our success will depend on our ability to anticipate and respond to various factors affecting the wireless industry. These include the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions and pricing strategies that bundle the services of wireless and cable competitors.

Wireline
Background

Our Wireline segment provides voice, data and video communications products and enhanced services, including broadband video and data services, corporate networking solutions, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world. In 2017, Wireline revenues were $30.7 billion, representing approximately 24% of Verizon’s aggregate revenues.

During the first quarter of 2017, Verizon reorganized the customer groups within its Wireline segment. Previously, the customer groups in the Wireline segment consisted of Mass Markets (which included Consumer Retail and Small Business subgroups), Global Enterprise, and Global Wholesale. Pursuant to the reorganization, there are now four customer groups within the Wireline segment: Consumer Markets, which includes the customers previously included in Consumer Retail; Enterprise Solutions, which includes the large business customers, including multinational corporations, and federal government customers previously included in Global Enterprise; Partner Solutions, which includes the customers previously included in Global Wholesale; and Business Markets, a new customer group, which includes U.S.-based small business customers previously included in Mass Markets and U.S.-based medium business customers, state and local government customers and educational institutions previously included in Global Enterprise.

To compensate for the shrinking market for traditional copper based products (such as voice services), we continue to build our Wireline business around a fiber-based network supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We are reinventing our network architecture around a common fiber platform that will support both our wireless and wireline businesses. We expect our One Fiber "multi-use fiber" initiative will aid in the densification of our 4G LTE wireless network and position us for the future deployment of 5G technology. The expansion of our multi-use fiber footprint also creates opportunities to generate revenue from fiber-based services in our Wireline business. We continue to seek ways to increase revenue, further realize operating and capital efficiencies and maximize profitability across the segment.

Strategic Transactions

In April 2016, we completed the sale (Access Line Sale) of our local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states to Frontier Communications Corporation (Frontier) for approximately $10.5 billion (approximately $7.3 billion net of income taxes), subject to certain adjustments and including the assumption of $0.6 billion of indebtedness from Verizon by Frontier. The transaction, which included the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas, did not involve any assets or liabilities of Verizon Wireless.

The transaction resulted in Frontier acquiring approximately 3.3 million voice connections, 1.6 million Fios Internet subscribers, 1.2 million Fios video subscribers and the related ILEC businesses from Verizon. Approximately 9,300 Verizon employees who served customers in California, Florida and Texas continued employment with Frontier.

In December 2016, we entered into a definitive agreement, which was subsequently amended in March 2017, with Equinix, Inc. (Equinix) pursuant to which we agreed to sell 23 customer-facing data center sites in the U.S. and Latin America for approximately $3.6 billion, subject to certain adjustments (Data Center Sale). The transaction closed in May 2017.

The operating results of these businesses are excluded from our Wireline segment for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

In February 2016, we entered into a purchase agreement to acquire XO Holdings’ wireline business (XO), which owned and operated one of the largest fiber-based Internet Protocol (IP) and Ethernet networks in the U.S. Concurrently, we entered into a separate agreement to utilize certain wireless spectrum from a wholly-owned subsidiary of XO Holdings, NextLink, that holds its wireless spectrum, which included an option, subject to certain conditions, to buy the subsidiary. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.5 billion, of which $0.1 billion was paid in 2015.

In April 2017, we exercised our option to buy NextLink for approximately $0.5 billion, subject to certain adjustments. The transaction closed in January 2018. The spectrum acquired as part of the transaction will be used for our 5G technology deployment.

In August 2017, we entered into a definitive agreement to purchase certain fiber-optic network assets in the Chicago market from WideOpenWest, Inc. (WOW!), a leading provider of communications services. The transaction closed in December 2017. In addition, the parties entered into a separate agreement pursuant to which WOW! will complete the build-out of the network assets we acquired by the second half of 2018. The total cash consideration for the transactions is expected to be approximately $0.3 billion, of which $0.2 billion is related to the transaction that closed in December 2017.

Additional information regarding these strategic transactions is included in the 2017 Verizon Annual Report to Shareowners in Note 2 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which is incorporated by reference into this report.

Wireline Service and Product Offerings

We organize our service and product offerings by the primary customer groups targeted by these offerings - Consumer Markets, Enterprise Solutions, Partner Solutions and Business Markets.

Consumer Markets

Consumer Markets provides residential fixed connectivity solutions including Internet, TV, and voice services. We provide these services over our 100% fiber-optic network under the brand "Fios" and over a traditional copper-based network to customers who are not served by Fios. In 2017, Consumer Markets revenues were $12.8 billion, representing approximately 42% of Wireline’s aggregate revenues.

Internet services. We offer our Fios customers fast and reliable 100% fiber-optic internet connectivity. As customers connect more devices in their home and stream more high definition video, the need for a fast and reliable internet connection is growing. In 2017, we introduced our Gigabit Connection in the marketplace, offering speeds of up to 940 Mbps on download and 880 Mbps on upload. As additional cloud-based applications are introduced, we believe that customers will place an increasing value on upstream bandwidth performance that matches what they already receive for download. In other areas of our footprint where Fios service is not available, we offer high speed Internet (HSI) using Digital Subscriber Line (DSL) technology.

Video services. We offer video service over our fiber-optic network. As of December 31, 2017, Fios video services were available to approximately 14 million homes across 9 states, as well as the District of Columbia. We have several offerings available to our Fios TV customers, including

•
Fios Custom TV, which provides customers with seven distinct package offerings. The seven choices are: Kids and Pop, Sports and News, Action and Entertainment, News and Variety, Home and Family, Lifestyle and Reality, and Infotainment and Drama.  Each package includes the local versions of the major broadcast stations and other similar local content and then adds on 45 + specialty channels driven by popular viewership choices;

•
Fios on Demand, which gives Fios customers the ability to watch content virtually anytime and anywhere, on any compatible device. Customers who subscribe to Fios Internet and video services also have the ability to upload their photos, music and videos to their personal Fios on Demand Library, which gives them access to this content via various data-capable devices. With the Fios Mobile App, programming can be streamed to a customer’s tablet or other mobile device; and

•	Fios Multi-Room DVR, which provides customers the ability to record up to 12 shows at once and control live TV from any room in their home.

We continue to develop and enhance our video platform to continue driving engagement and improving the customer experience.

Voice services. We offer voice services on our fiber and copper networks, providing local, long distance, and calling features.

Enterprise Solutions

Enterprise Solutions helps customers transform their businesses to compete in the digital economy, with solutions that adapt to increasingly dynamic needs for connectivity, security and collaboration. With the accelerating pace of digital transformation, mitigating risk, maintaining business continuity, and capitalizing on data to create personalized experiences are key priorities for global enterprise companies. Enterprise Solutions offers traditional circuit-based network products and services and advanced networking solutions, including Private IP, Ethernet, and Software-Defined Wide Area Network, cyber security services, along with our traditional voice services, and advanced workforce productivity and customer contact center solutions. In 2017, Enterprise Solutions revenues were $9.2 billion, representing approximately 30% of Wireline’s aggregate revenues.

•
Networks. We offer a robust portfolio of network connectivity products to help our enterprise and business customers connect with their employees, partners, vendors, customers and, for our government customers, their constituents.

◦
Internet. We offer our enterprise and business customers the ability to connect to the Internet via our Fios Internet and our dedicated Internet access services, which provide extensive bandwidth, configuration and billing options designed to address specific business needs.

◦
Private Networks. Our private networking services connect multiple business locations securely through our Private IP (MPLS) and Ethernet services, generally via fiber optic based connectivity. Point to point connectivity via Ethernet or Wavelength is also available.

◦
Virtual and Software Defined Networks. We provide our enterprise and business customers with the ability to leverage the power of Software Defined Networking technologies, such as SD-WAN or Virtual Network Services (VNS), with easily ordered and deployed "on demand" capabilities. These services can function "over the top" of our network or those of other carriers, enabling significant customer flexibility, advanced security options and digital/software enablement of their network.

•	Advanced Communications Services. We offer a suite of services to our enterprise and business customers to help them communicate with their employees, partners, vendors, constituents and customers.

◦
Voice over IP (VoIP). Our VoIP services enable communications via our cost-effective and simple-to-operate managed IP based communications services for enterprise and business customers that seek a hosted IP communications/phone system or an IP based telephony service for on-premise phone systems or private branch exchanges (PBX).

◦
Unified Communications & Collaboration (UC&C). Our UC&C services, an expansion of our VoIP services, provide our business customers with unified tools for communications and collaboration such as instant messaging, video, collaboration, presence, etc.

◦
Customer Experience/Contact Center. We offer our business customers the ability to deliver integrated support services to their own customers, employees or constituents. Hosted and on-premise versions are available, which include the ability to support remote agents and integration with our business customer’s back office systems and tools.

•
Security services. We offer a suite of management and data security services to help enterprise, business and governments protect, detect and respond to security threats spanning their networks, data, applications and infrastructure, which enable them to maintain customer trust and confidence.

•
Core services. Core services include core voice and data services, which consist of a comprehensive portfolio of domestic and global solutions utilizing traditional telecommunications technology. Voice services include local exchange, regional, long distance and toll-free calling along with voice messaging services, conferencing and contact center solutions. Core data includes private line and data access networks. Core services also include the provision of customer premises equipment, and installation, maintenance and site services. We continue to transition customers out of copper-based legacy voice and data services to fiber services, including IP and Ethernet.

Partner Solutions

Partner Solutions provides communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers. In 2017, Partner Solutions revenues were $4.9 billion, representing approximately 16% of Wireline’s aggregate revenues. A portion of Partner Solutions revenues are generated by a few large telecommunications companies, most of which compete directly with us.

Partner Solutions provides the following key services to both Wireless and Wireline carriers:

•
Data services. We offer a robust portfolio of data services with varying speeds and options to enhance our wholesale customers’ networks and provide connections to their end-users and subscribers. Our data services include high-speed digital data offerings, such as Ethernet and Wavelength services, as well as core time-division multiplexing (TDM) data circuits, such as DS1s and DS3s. In addition, we receive revenue from data services that is generated from carriers that buy dedicated local exchange capacity to support their private networks. We have also launched a dark fiber product for wireless carriers as demand for wireless data continues to grow and dark fiber plays a larger role in their network architecture.

•
Voice services. We provide switched access services that allow carriers to complete their end-user calls that originate or terminate within our territory. In addition, we provide originating and terminating voice services throughout the U.S. and globally utilizing our TDM and VoIP networks.

•
Local services. We offer an array of local dial tone and broadband services to competitive local exchange carriers, some of which are offered to comply with telecommunications regulations. In addition, we offer services such as colocation, resale and unbundled network elements in compliance with applicable regulations.

Business Markets

Business Markets offers tailored voice and networking products, Fios services, IP Networking, advanced voice solutions, security, and managed information technology (IT) services to U.S.-based small and medium businesses, state and local governments, and educational institutions. In 2017, Business Markets revenues were $3.6 billion, representing approximately 12% of Wireline’s aggregate revenues.

In addition to the traditional voice and networking products and Fios services noted in the Consumer Markets section above, Business Markets also offers traditional circuit-based network products and services, advanced networking solutions, advanced communications services, and security services, as noted in the Enterprise Solutions section above.
Network

Verizon operates a large and advanced telecommunications network in the U.S. and around the world to provide services and solutions to its customers. With the advancement of our Intelligent Edge Network; we are evolving our network architecture around a multi-use common fiber platform that will support both our wireless and wireline technologies and will, we believe, drive even greater levels of cost efficiency. We expect that the new architecture will improve our 4G LTE coverage, speed the deployment of 5G technology, deliver high-speed Fios broadband to homes and businesses, and create new enterprise opportunities in the business market.

•
Fios. Our fiber-to-the-home network through which we provide our Fios residential broadband service has passed over 17.3 million premises in the U.S. as of December 31, 2017. Residential broadband service has seen significant growth in bandwidth demand over the past several years, and we believe that demand will continue to grow. The continued emergence of new video services, new data applications and the proliferation of IP devices in the home will continue to drive new network requirements for increased data speeds and throughput. We believe that the Passive Optical Network (PON) technology underpinning Fios makes us well positioned to meet these demands in a cost-effective and efficient manner. Our PON technology provides the flexibility to adapt our network to deliver increased data speeds and new services without major overhauls or replacements to the fiber-optic infrastructure.

While deployed initially as a consumer broadband network, the PON infrastructure is also finding more widespread application in the enterprise sector, especially as businesses increasingly migrate to Ethernet-based access services.

•
Global IP. Verizon owns and operates one of the largest global fiber networks in the world, providing connectivity to business customers in more than 150 countries. Our global IP network includes long-haul, metro and submarine assets that span over 900,000 route miles and enable and support far reaching international operations.

Global business is rapidly evolving to an "everything-as-a-service" model in which business customers seek cloud-based, converged enterprise solutions delivered securely via managed and professional services. With the continued deployment of packet optical transport strategy, Verizon is creating a single, high-capacity global network platform that combines optical transport with advanced packet switching technology. The result is a global IP network that can offer powerful solutions to these service demands.
We believe that our continued focus on enhancing our domestic and global fiber-based networks, and achieving cost efficient solutions through new technology deployments, will help Verizon advance its position as a provider of choice to residential, small to medium business, Government and enterprise customers.

Competition

The wireline telecommunications industry is highly competitive. We expect competition to intensify further with traditional, non-traditional and emerging players seeking increased market share. Current and potential competitors include cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, Internet service providers, over the top providers and other companies that offer network services and managed enterprise solutions.

In addition, companies with a global presence increasingly compete with our wireline businesses. A relatively small number of telecommunications and integrated service providers with global operations serve customers in the global enterprise market and, to a lesser extent, the global wholesale market. We compete with these providers for large contracts to provide integrated services to global enterprises. Many of these companies have strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition that may affect our future revenue growth.
We believe the following are the most important competitive factors and trends in the wireline industry:

•
Bandwidth (speed) and network reliability. Consumers and small business customers are seeking to leverage fast and reliable connections for entertainment, communications and productivity. As online and online-enabled activities increase, so will bandwidth requirements, both downstream and upstream. To succeed, we and other network-based providers must ensure that our networks can meet these increasing bandwidth requirements. In addition, network reliability and security are increasingly important competitive factors for our Enterprise Solutions and Business Markets customers, which include State, Local and Education (SLED), and Small and Medium Business (SMB) customers. We continue to invest in our network to be able to meet growing bandwidth demand and provide reliable and secure networks.

•
Pricing. Cable operators, telecommunications companies and integrated service providers use pricing to capture market share from incumbents. Pricing is also a significant factor as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, VoIP and portal-based calling is free or nearly free to customers and is often supported by advertising revenues.

•
Customer service. Customers expect industry-leading service from their service providers. As technologies and services evolve, the ability to excel in this area is important for customer acquisition and retention. For our Consumer Markets and Business Markets customers, we compete in this area through our service representatives and online support. We provide our Enterprise Solutions customers with ready access to their system and performance information and we conduct proactive testing of our network to identify issues before they affect their customers. In the Partner Solutions business, we believe service improvement can be achieved through continued system automation initiatives.

•
Product differentiation. As a result of pricing pressures, providers need to differentiate their products and services. Customers are shifting their focus from access to applications and are seeking ways to leverage their broadband and video connections. Converged features, such as integrated wireless and wireline functionality, are becoming similarly important, driven by both customer demand and technological advancement.

•
Innovation. The delivery of new and innovative products and services has been accelerating. To compete effectively, providers need to continuously review, improve and refine their product portfolio and customer service experience and develop and rapidly deploy new products and services tailored to the needs of the customer.

In the Consumer Markets business, cable operators are significant competitors. Cable operators have increased the size and capacity of their networks in order to deliver digital products and services. We continue to market competitive bundled offerings that include Fios Internet, TV, and voice services. In addition, in 2017 we introduced market offers targeted to our Verizon Wireless customers. Several major cable operators also offer bundles with wireless services through strategic relationships.

Customers have more choices for obtaining video content from various online services and that content can be accessed on a TV, computer, tablet or mobile phone. We expect the market will continue to shift from traditional linear video to over the top offerings.

We expect customer migration from traditional voice services to wireless services to continue as a growing number of customers place greater value on mobility and wireless companies position their service as a landline alternative. We also face increasing competition from cable companies and other providers of VoIP services as well as Internet portal providers.

In the Enterprise Solutions market, competition remains intense, primarily as a result of increased industry focus on technology convergence. We compete in this area with system integrators, carriers and hardware and software providers. In addition, some of the biggest companies in IT services are making strategic acquisitions, divesting non-strategic assets or forging new alliances to be better positioned for a rebound in technology spending. Many new alliances and acquisitions have focused on emerging fields, such as cloud computing, software delivery, communication applications and other computing tasks via the network, rather than on in-house machines. Carriers have also utilized acquisitions to make significant inroads into enterprise outsourcing markets that have long been dominated by the major IT outsourcers.

In the Partner Solutions business, we serve as a global wholesale partner that connects customers to the digital world. Partner Solutions competes with traditional carriers for long-haul, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this new revenue opportunity.

In Business Markets, customer purchasing behaviors and preferences continue to evolve. Solution speed and simplicity with a consumer-like "look and feel" are becoming key differentiators for both our SMB and SLED customers. SMB customers are seeking full life-cycle offers that radically simplify the process of starting, running and growing their businesses, while SLED customers want similar services that are high quality and secure that enable material improvement in citizen outreach, public safety and city infrastructure performance, all of which help attract inward investment and community prosperity.

Media and Telematics
Technology developments, interconnected markets, shifting consumer needs and converging industry ecosystems are creating innovative opportunities for Verizon.  We are transforming around the capabilities of our high-performing networks, with a goal of future growth based on delivering what customers want and need in the new digital world. Our three tier strategy is to lead at the network connectivity level in the markets we serve, develop new business models through global platforms in digital media and IoT, and deliver solutions to key industry segments for incremental monetization. Verizon is focused on leveraging all of our assets to create innovative products and services that can provide our customers with integrated solutions that address their needs. Several strategic initiatives have been undertaken by Verizon in the areas of digital media, interactive entertainment and IoT (including telematics) products and services.

Media

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

•
In June 2017, we completed our acquisition of the operating business of Yahoo! Inc. (Yahoo), a leader in search, communications, digital content and advertising. Yahoo informs, connects and entertains through its search, communications and digital content products. Yahoo also connects advertisers with target audiences through a streamlined advertising technology stack that utilizes a combination of data, content and technology. Verizon has combined Yahoo's operating business with our existing Media business, which included AOL's operations and the content delivery platform of Verizon Digital Media Services (VDMS), to create a new organization named Oath, which includes diverse media and technology brands that engage approximately a billion people around the world. We believe that Oath, with its technology, content and data, will help us expand the global scale of our digital media business and build brands for the future. Additional discussion of the transaction is included in the 2017 Verizon Annual Report to Shareowners in Note 2 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which is incorporated by reference into this report.

•
We continue to invest in VDMS, which offers a scalable platform for delivering content, including live broadcasts, video on demand, games, software and websites, to our customers on their devices at any time. As the digital platform reshapes the delivery of media and entertainment content, there is an increasing need for a stable, high-quality video delivery platform. We are focused on providing a simple end-to-end global platform for the delivery of media to consumers, which we believe will be superior to that offered by the existing and highly fragmented media delivery ecosystem. This platform is targeted at media and entertainment companies and other businesses focused on delivering their digital products and services through the Internet. We also expect, through the VDMS platform, to support video initiatives and offerings, such as Fios and wireless, across the business.

•
We have established relationships with leading sports leagues to bring compelling content to our customers across our digital platforms. We recently announced a multi-year partnership with the National Football League (NFL) in which Verizon’s portfolio of premium digital and mobile media properties, such as Yahoo Sports, will stream in-market and national games, including national pre-season, regular season and playoff games, and the Super Bowl to mobile phones. We also recently announced an innovative, multi-year partnership with the National Basketball Association (NBA) that will deliver one of the most comprehensive video streaming offerings of NBA content - from live out-of-market games via NBA League Pass to highlights, fantasy basketball, original programming and more via Yahoo Sports, Yahoo Fantasy and across Verizon’s family of media brands. As part of the partnership, the NBA and Verizon will unveil a series of innovative collaborations leveraging Verizon's leading network and technology to deliver premium NBA content and unique fan experiences. Verizon also has rights to deliver leading soccer games, including La Liga and Liga MX, to its customers.

•
We have made investments in converging technologies and services involving content delivery networks (CDNs), video streaming and related consumer hardware to leverage new content models. Our wireless network enables us to move towards a unified video strategy that positions us to take advantage of this growth opportunity. We began using Multimedia Broadcast Multicast Service (MBMS) technology to develop our LTE Multicast service.  MBMS has the potential to enhance our network efficiency and provide our customers with access to live streaming video content with virtually no buffering, regardless of the number of devices using the service.

•
During 2016, we established Verizon Hearst Media Partners, LLC, a content joint venture with Hearst Entertainment & Syndication (Hearst), to build new multiplatform digital video channels targeted to the mobile millennial audience. In partnership with Hearst, we have also invested in two media companies, AwesomenessTV Holdings, LLC and Complex Media, Inc., which are leaders in producing content targeted at key demographics, in order to further diversify our content and distribution businesses within our digital media portfolio.

Internet of Things and Telematics

The adoption of IoT technology continues to grow as companies across a wide range of industries are leveraging IoT technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. IoT growth is expanding broadly, and adoption is particularly strong in the telematics and transportation industries in addition to the fields of smart communities, healthcare, utilities and energy management. We are building IoT capabilities by leveraging business models that monetize usage on our network at the connectivity, platform and solution layers. We have developed IoT solutions that address key market needs for electric and other utilities, farms and other purveyors of food and agriculture, drug companies and others with complex supply chains. In addition, our IoT customers can turn the data that our solutions provide into actionable opportunities to develop new services and create revenue growth.

Our IoT services offer end-to-end solutions for various IoT vertical markets, such as:

•	Fleet management and telematics. We provide in-vehicle solutions that enable vehicle navigation, GPS tracking, engine diagnostic monitoring and maintenance alerts;

•	Energy. We offer solutions targeted to providing the energy sector with greater visibility into energy usage and the ability to remotely monitor devices used to track energy usage; and

•
Smart Communities. Our solutions enable localities to collect data from IoT and connected machine technologies with the goal of improving public safety, managing traffic, reducing pollution, identifying revenue generation opportunities, making efficient use of limited resources and attracting businesses, residents and workers.

Through Verizon Telematics, we are automating, and helping our customers to optimize, the way people, vehicles and things move through the world. Our telematics business offers a full array of solutions to both businesses and consumers that combine location-based software, services and data intelligence. We enable our customers to track, safeguard and optimize their most prized assets: people, vehicles, equipment and data. Through organic and inorganic growth, Verizon has built one of the largest telematics businesses worldwide based on its advanced mobile telematics platforms.

Our consumer offering is anchored by our Hum product. Hum is an aftermarket vehicle technology and subscription service that provides consumers with diagnostic technology in their vehicles, access to live assistance and roadside assistance with GPS accuracy when needed. Our Hum service also offers the ability to connect with a certified mechanic to diagnose potential problems and offer solutions. Since its market introduction in 2015, Hum has grown rapidly, becoming one of the largest consumer telematics platforms in North America. We also offer consumer telematics services via automotive OEMs such as Mercedes Benz, Volkswagen and others in select markets.

Verizon Telematics has also developed one of the largest commercial telematics businesses worldwide. In addition to our Networkfleet business, in 2016 we acquired both Fleetmatics Group PLC, a global provider of fleet and mobile workforce management solutions, and Telogis, Inc., a global, cloud-based mobile enterprise management software business. With these combined businesses, Verizon Telematics is a top commercial telematics provider globally. We serve both the enterprise and SMB market segments with advanced solutions and scale in distribution, research and development, and customer support.

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

Acquisitions and Divestitures
Information about our acquisitions and divestitures is included in the 2017 Verizon Annual Report to Shareowners under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Divestitures" and in Note 2 to the consolidated financial statements of Verizon Communications Inc. and subsidiaries, which is incorporated by reference into this report.

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

Today, Verizon holds FCC spectrum licenses that allow it to provide a wide range of mobile and fixed communications services, including both voice and data services. FCC spectrum licenses typically have a term of 10 years, at which time they are subject to renewal. While the FCC has routinely renewed all of Verizon’s wireless licenses, challenges could be raised in the future. If a wireless license was revoked or not renewed, Verizon would not be permitted to provide services on the spectrum covered by that license. Some of our licenses require us to comply with so-called "open access" FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice, subject to certain technical limitations. The FCC has also imposed certain specific mandates on wireless carriers, including construction and geographic coverage requirements, technical operating standards, provision of enhanced 911 services, roaming obligations and requirements for wireless tower and antenna facilities.

Broadband

Verizon offers many different broadband services. Traditionally, the FCC recognized broadband Internet access services as "information services" subject to a "light touch" regulatory approach rather than to the traditional, utilities-style regulations. In 2015, the FCC declared that broadband Internet access services are "telecommunications services" subject to common carriage regulation under Title II of the Communications Act. In December 2017, the FCC adopted an order reversing the 2015 Title II Order to return to "light touch" regulation of broadband Internet access services. Regardless of regulation, Verizon remains committed to the open Internet, which provides consumers with competitive choices and unblocked access to lawful websites and content when, where, and how they want, and our commitment to our customers can be found on our website at http://responsibility.verizon.com/broadband-commitment.

Wireline Voice

Verizon offers many different wireline voice services, including traditional telephone service and other services that rely on technologies such as VoIP. For regulatory purposes, legacy telephone services are generally considered to be "common carrier" services. Common carrier services are subject to heightened regulatory oversight with respect to rates, terms and conditions and other aspects of the services. The FCC has not decided the regulatory classification of VoIP but has said VoIP service providers must comply with certain rules, such as 911 capabilities and law enforcement assistance requirements.

Video

Verizon offers a multichannel video service that is regulated like traditional cable service. The FCC has a body of rules that apply to cable operators, and these rules also generally apply to Verizon. In areas where Verizon offers its facilities-based multichannel video services, Verizon has typically been required to obtain a franchise from local authorities.

Privacy and Data Security

We are subject to federal, state and international laws and regulations relating to privacy and data security that impact all parts of our business, including wireline, wireless, broadband and the development and roll out of new products, such as those in the media and IoT space. At the federal level, our voice business is subject to the FCC's privacy requirements. Oversight of broadband Internet access privacy and data security, which had shifted from the Federal Trade Commission (FTC) to the FCC following the FCC's adoption of its 2015 Title II Order, will return to the FTC as a result of the FCC's repeal of the 2015 Title II Order in December 2017. Generally, attention to privacy and data security requirements is increasing at both the state and federal level. In addition, a new data protection regulation will go into effect in Europe in May 2018 that includes significant penalties for non-compliance.

Public Safety and Cybersecurity

The FCC has played a role in addressing public safety concerns by regulating emergency communications services and mandating widespread availability of both media (broadcast/cable) and wireless emergency alerting services. In response to cyber attacks that have occurred or could occur in the future, however, the FCC or other regulators may attempt to increase regulation of the cybersecurity practices of providers.

Intercarrier Compensation and Network Access

The FCC regulates some of the rates that carriers pay each other for the exchange of voice traffic (particularly traditional wireline traffic) over different networks and other aspects of interconnection for some voice services. The FCC also regulates some of the rates and terms and conditions for certain wireline "business data services" and other services and network facilities. Verizon is both a seller and a buyer of these services, and both makes and receives interconnection payments. In April 2017, the FCC issued an order, which is currently under appeal, that revised the regulatory structure for business data services, eliminating tariffing obligations and ex ante price regulations in markets the FCC determined to be competitive. The FCC has focused in recent years on whether changes in the rates, terms and conditions for both the exchange of traffic and for business data services may be appropriate.

State Regulation and Local Regulation

Wireless Services

The Act generally preempts regulation by state and local governments of the entry of, or the rates charged by, wireless carriers. The Act does not prohibit states from regulating the other "terms and conditions" of wireless service. For example, some states attempt to regulate wireless customer billing matters and impose reporting requirements. Several states also have laws or regulations that address safety issues (e.g., use of wireless handsets while driving) and taxation matters. In addition, wireless tower and antenna facilities are often subject to state and local zoning and land use regulation, and securing approvals for new or modified facilities is often a lengthy and expensive process.

Wireline Services

State public utility commissions regulate Verizon’s telephone operations with respect to certain telecommunications intrastate matters. Verizon operates as an "incumbent local exchange carrier" in nine states and the District of Columbia. These incumbent operations are subject to various levels of pricing flexibility and other state oversight and requirements. Verizon also has other wireline operations that are more lightly regulated.

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

Executive Officers
See Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information about our executive officers.

Employees
As of December 31, 2017, Verizon and its subsidiaries had approximately 155,400 employees. Unions represent approximately 23% of our employees.

Information on Our Internet Website
We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at http://www.verizon.com/about/investors as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC).

Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

Cautionary Statement Concerning Forward-Looking Statements
In this report we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following important factors, along with those discussed elsewhere in this report and in other filings with the SEC, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

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

Item 1A. Risk Factors
The following discussion of "Risk Factors" identifies the most significant factors that may adversely affect our business, operations, financial condition or future performance. This information should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Result of Operations" and the consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.
Adverse conditions in the U.S. and international economies could impact our results of operations.
Unfavorable economic conditions, such as a recession or economic slowdown in the U.S. or elsewhere, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services, dropping down in price plans or obtaining lower-cost products and services offered by other companies. Similarly, under these conditions, the business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. If these events were to occur, it could have a material adverse effect on our results of operations.

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
Our industries are rapidly changing as new technologies are developed that offer consumers an array of choices for their communications needs and allow new entrants into the markets we serve. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints on our introduction of new services. If our services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

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
We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with equipment and services, such as fiber, switch and network equipment, smartphones and other wireless devices that we need in order to operate our business and provide products to our customers. For example, our smartphone and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices. If these suppliers or vendors fail to provide equipment or service on a timely basis or fail to meet our performance expectations, we may be unable to provide products and services as and when requested by our customers. We also may be unable to continue to maintain or upgrade our networks. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

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

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level could restrict the ways in which we manage our wireline and wireless networks and operate our Media and Telematics businesses, impose additional costs, impair revenue opportunities and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. For example, we are subject to federal, state and international laws related to privacy and data protection. A new data protection regulation will go into effect in Europe in May 2018 that includes significant penalties for non-compliance. In an order adopted by the FCC in December 2017, the FCC repealed its 2015 Title II Order that had nullified its longstanding "light touch" approach to regulating broadband Internet access services and "reclassified" these services as telecommunications services subject to utilities-style common carriage regulation. The December 2017 order could be appealed or otherwise challenged. The outcome and timing of any such appeal or challenge remains uncertain. In addition, we hold certain wireless licenses that require us to comply with so-called "open access" FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services. The further regulation of broadband, wireless and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

Cyber attacks impacting our networks or systems could have an adverse effect on our business.
Cyber attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. Further, the perpetrators of cyber attacks are not restricted to particular groups or persons. These attacks may be committed by company employees or external actors operating in any geography, including jurisdictions where law enforcement measures to address such attacks are unavailable or ineffective, and may even be launched by or at the behest of nation states. Cyber attacks may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. While, to date, we have not been subject to cyber attacks which, individually or in the aggregate, have been material to Verizon's operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber attack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors and other service providers as a result of cyber attacks, even for a limited period of time, may result in significant expenses to Verizon and/or a loss of market share to other communications providers. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption and litigation. The potential costs associated with these attacks could exceed the insurance coverage we maintain. Further, certain of Verizon’s businesses, such as those offering security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyber attack. Moreover, our increasing presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber attacks impacting these products or services. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence, and could further result in a material adverse effect on Verizon’s results of operation or financial condition.

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
As of December 31, 2017, Verizon had approximately $108.2 billion of outstanding unsecured indebtedness, as well as approximately $8.9 billion of unused borrowing capacity under its existing credit facility. Verizon’s debt level and related debt service obligations could have negative consequences, including:

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
With approximately 155,400 employees and approximately 197,000 retirees as of December 31, 2017 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including the legislative and regulatory uncertainty regarding the potential repeal and replacement or modification of the Patient Protection and Affordable Care Act, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.
As of December 31, 2017, approximately 23% of our workforce was represented by labor unions. While we have labor contracts in place with these unions, with subsequent negotiations we could incur additional costs and/or experience work stoppages, which could adversely affect our business operations. In addition, while less than 1% of the workforce of our wireless and other businesses outside of wireline is represented by unions, we cannot predict what level of success unions may have in further organizing this workforce or the potentially negative impact it would have on our operations.

We are subject to a significant amount of litigation, which could require us to pay significant damages or settlements.
We are subject to a substantial amount of litigation, including, from time to time, shareholder derivative suits, patent infringement lawsuits, antitrust class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection practices. In addition, our wireless business also faces personal injury and wrongful death lawsuits relating to alleged health effects of wireless phones or radio frequency transmitters. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. Our total gross investment in property, plant and equipment was approximately $246 billion at December 31, 2017 and $232 billion at December 31, 2016, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in property, plant and equipment consisted of the following:

At December 31,	2017	2016
Network equipment	78.3%	78.5%
Land, buildings and building equipment	12.1%	12.0%
Furniture and other	9.6%	9.5%
	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

At December 31,	2017	2016
Wireline	50.7%	51.7%
Wireless	47.1%	46.8%
Other	2.2%	1.5%
	100.0%	100.0%
Network equipment consists primarily of cable (aerial, buried, underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings that are used for administrative and other purposes. Substantially all the switching centers are located on land and in buildings we own due to their critical role in the network and high set-up relocation costs. We also maintain facilities throughout the U.S. comprised of administrative and sales offices, customer care centers, retail sales locations, garage work centers, switching centers, cell sites and data centers. Furniture and other consists of telephone equipment, furniture, data processing equipment, office equipment, motor vehicles, plant under construction and leasehold improvements.

Item 3. Legal Proceedings
In October 2013, the California Attorney General’s Office notified certain Verizon companies of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation and continue to review our operations relating to the management of hazardous waste. While penalties relating to the alleged violations could exceed $100,000, we do not expect that any penalties ultimately incurred will be material.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for trading in the common stock of Verizon is the New York Stock Exchange. As of December 31, 2017, there were 659,979 shareowners of record.

High and low stock prices, as reported on the New York Stock Exchange composite tape of transactions, and dividend data are as follows:

		Market Price		Cash Dividend Declared
		High	Low
2017	Fourth Quarter	$53.69	$43.97	$.5900
	Third Quarter	50.32	42.80	.5900
	Second Quarter	49.55	44.36	.5775
	First Quarter	54.83	47.80	.5775

2016	Fourth Quarter	$53.90	$46.01	$.5775
	Third Quarter	56.95	51.02	.5775
	Second Quarter	55.92	49.05	.5650
	First Quarter	54.37	43.79	.5650

Stock Repurchases

On March 3, 2017, the Verizon Board of Directors authorized a new share buyback program to repurchase up to 100 million shares of the company's common stock. The new program will terminate when the aggregate number of shares purchased reaches 100 million, or at the close of business on February 28, 2020, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions and on the open market, including through plans complying with Rule 10b5-1(c) under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company’s capital allocation priorities.

During the years ended December 31, 2017 and 2016, Verizon did not repurchase any shares of Verizon’s common stock under our authorized share buyback programs. At December 31, 2017, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

For other information required by this item, see the section entitled "Stock Performance Graph" in the 2017 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Item 6. Selected Financial Data
Information required by this item is included in the 2017 Verizon Annual Report to Shareowners under the heading "Selected Financial Data", which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is included in the 2017 Verizon Annual Report to Shareowners under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is included in the 2017 Verizon Annual Report to Shareowners under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk", which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
Information required by this item is included in the consolidated financial statements and related notes of Verizon Communications Inc. and Subsidiaries in the 2017 Verizon Annual Report to Shareowners, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2017.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2017 Verizon Annual Report to Shareowners and are incorporated herein by reference.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Lowell C. McAdam	63	Chairman and Chief Executive Officer	2011
Timothy M. Armstrong	47	Executive Vice President and President and CEO - Oath	2018
Matthew D. Ellis	46	Executive Vice President and Chief Financial Officer	2016
Rima Qureshi	53	Executive Vice President and Chief Strategy Officer	2017
Marc C. Reed	59	Executive Vice President and Chief Administrative Officer	2012
Craig L. Silliman	50	Executive Vice President of Public Policy and General Counsel	2015
Anthony T. Skiadas	49	Senior Vice President and Controller	2013
John G. Stratton	56	Executive Vice President and President - Global Operations	2015
Hans E. Vestberg	52	Executive Vice President, President - Global Networks and Chief Technology Officer	2017
Prior to serving as an executive officer, each of the above officers has held high-level managerial positions with the Company or one of its subsidiaries for at least five years, with the exception of Timothy Armstrong, who has been with the Company since 2015, Matthew Ellis, who has been with the Company since 2013, Rima Qureshi, who has been with the Company since 2017, and Hans Vestberg, who has been with the Company since 2017. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

Timothy M. Armstrong is the Executive Vice President and President and CEO - Oath. Mr. Armstrong joined the Company in 2015 in connection with the acquisition of AOL Inc. Until the appointment to his current role in January 2018, Mr. Armstrong served as Chief Executive Officer of AOL, now known as Oath. Prior to joining Verizon, Mr. Armstrong served as Chief Executive Officer of AOL Inc. from 2009 to 2015.

Matthew D. Ellis is the Executive Vice President and Chief Financial Officer for Verizon. Mr. Ellis served as Senior Vice President and CFO of Operations - Finance from February 2015 until the appointment to his current role in November 2016 and as Senior Vice President and Treasurer from the time he joined the Company in 2013 until February 2015. Prior to joining Verizon, Mr. Ellis served in leadership positions at Tyson Foods, Inc. for 15 years, most recently as Vice President and Treasurer responsible for financing, cash management, insurance and credit.

Rima Qureshi is Executive Vice President and Chief Strategy Officer for Verizon. Ms. Qureshi joined the Company in November 2017. Prior to joining Verizon, Ms. Qureshi served as President and Chief Executive Officer of Ericsson North America from 2016 to 2017 and as Senior Vice President and Chief Strategy Officer and head of mergers and acquisitions from 2014 to 2016. Ms. Qureshi also served as Vice President of Ericsson’s CDMA Mobile Systems Group, Senior Vice President of Strategic Projects, Chairman of Ericsson’s Northern Europe, Russia and Central Asia Group and Chairman of Ericsson’s Modem division before becoming Chief Strategy Officer.

Hans Vestberg is Executive Vice President, President - Global Networks and Chief Technology Officer for Verizon. Mr. Vestberg joined the Company in April 2017. Prior to joining Verizon, Mr. Vestberg served as President and Chief Executive Officer of Ericsson from 2010 to 2016. Mr. Vestberg also served as Chief Financial Officer of Ericsson from 2007 to 2009.

For other information required by this item, see the sections entitled "Governance — Where to find more information on governance at Verizon and — Business conduct and ethics," "Item 1: Election of Directors — Nominees for election," "Board and Committees — Board committees — Audit Committee " and "Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation
For information with respect to executive compensation, see the sections entitled "Director Compensation" and "Executive Compensation — Compensation Discussion and Analysis, — Compensation Committee Report and — Compensation Tables" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders, which is incorporated by reference. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the SEC and delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders, which is incorporated herein by reference. In addition, the following table provides other equity compensation plan information:

The following table provides information as of December 31, 2017 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. From May 9, 2009 until May 4, 2017, the Company only issued awards under the 2009 Verizon Communications Inc. Long-Term Incentive Plan (2009 LTIP) and, after May 4, 2017, the Company only issued awards under the 2017 Verizon Communications. Inc. Long-Term Incentive Plan (2017 LTIP). Each of these plans provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries. No new awards are permitted to be issued under any equity compensation plan other than the 2017 LTIP. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2017 LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,612,515	(1)	$—	(2)	90,595,679	(3)
Equity compensation plans not approved by security holders	163,484	(4)	—		—
Total	12,775,999		$—		90,595,679

(1)
This amount includes: 12,608,707 shares of common stock subject to outstanding restricted stock units and performance stock units, and 3,808 shares subject to outstanding deferred stock units, in each case including dividend equivalents accrued on such awards through December 31, 2017. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.

(2)	Verizon’s outstanding restricted stock units, performance stock units and deferred stock units do not have exercise prices associated with the settlement of these awards.

(3)	This number reflects the number of shares of common stock that remained available for future issuance under the 2017 LTIP.

(4)
This number reflects shares subject to deferred stock units credited to the Verizon Income Deferral Plan, which were awarded in 2002 under the Verizon Communications Broad-Based Incentive Plan. No new awards are permitted to be issued under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions and Director independence, see the sections entitled "Governance — Related person transactions" and "Item 1: Election of Directors — Independence" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders, which are incorporated by reference.

Item 14. Principal Accounting Fees and Services
For information with respect to principal accounting fees and services, see the section entitled "Audit Matters — Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2018 Annual Meeting of Shareholders, which are incorporated by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareowners for the fiscal year ended December 31, 2017. (See Part II.)

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

10a	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10b	2009 Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix D of the Registrant’s Proxy Statement included in Schedule 14A filed on March 18, 2013).**

	10b(i)	Performance Stock Unit Agreement 2015-2017 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference).**

	10b(ii)	Restricted Stock Unit Agreement 2015-2017 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference).**

	10b(iii)	Performance Stock Unit Agreement 2016-2018 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference).**

	10b(iv)	Restricted Stock Unit Agreement 2016-2018 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference).**

10b(v)
Form of 2017 Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan. (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference).**

10b(vi)
Form of 2017 Restricted Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference).**

10b(vii)
2017 Special Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan for J. Stratton (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference).**

10c	2017 Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 20, 2017).**

10c(i)
Form of 2017 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan. (filed as Exhibit 10a to Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference).**

10c(ii)
Form of 2017 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference).**

10c(iii)
2017 Special Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c to Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference).**

	10c(iv)	Form of 2017 Restricted Stock Unit Agreement (cash-settled) pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan, filed herewith.

10d	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10e	Verizon Executive Deferral Plan, filed herewith.**

10f	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10f(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10g	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10g(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10h	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10i
Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10j	fGTE Executive Retiree Life Insurance Plan (filed as Exhibit 10q to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10k	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10l	Form of Aircraft Time Sharing Agreement, filed herewith.**

10m
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

13
Portions of Verizon’s Annual Report to Shareowners for the fiscal year ended December 31, 2017, filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	List of principal subsidiaries of Verizon, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
Verizon Communications Inc. and Subsidiaries
For the Years Ended December 31, 2017, 2016 and 2015

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (a)	Deductions Note (b)	Balance at End of Period (c)
Allowance for Uncollectible Accounts Receivable:
Year 2017	$1,146	$1,167	$205	$1,319	$1,199
Year 2016	1,037	1,420	150	1,461	1,146
Year 2015	739	1,610	146	1,458	1,037

		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note (d)	Deductions Note (e)	Balance at End of Period
Valuation Allowance for Deferred Tax Assets:
Year 2017	$2,473	$765	$273	$218	$3,293
Year 2016	3,414	146	47	1,134	2,473
Year 2015	1,841	237	1,701	365	3,414

(a)	Allowance for Uncollectible Accounts Receivable primarily includes amounts previously written off which were credited directly to this account when recovered.

(b)	Amounts written off as uncollectible or transferred to other accounts or utilized.

(c)
Allowance for Uncollectible Accounts Receivable includes approximately $260 million, $301 million and $155 million at December 31, 2017, 2016, and 2015, respectively, related to long-term device payment plan receivables.

(d)
Valuation Allowance for Deferred Tax Assets includes an increase to the valuation allowance as a result of the acquisition of AOL in 2015 and amounts charged to equity and reclassifications from other balance sheet accounts.

(e)	Reductions to valuation allowances related to deferred tax assets.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Anthony T. Skiadas	Date: February 23, 2018
Anthony T. Skiadas Senior Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Lowell C. McAdam	Chairman and Chief Executive Officer	February 23, 2018
Lowell C. McAdam

Principal Financial Officer:

/s/ Matthew D. Ellis	Executive Vice President and Chief Financial Officer	February 23, 2018
Matthew D. Ellis

Principal Accounting Officer:

/s/ Anthony T. Skiadas	Senior Vice President and Controller	February 23, 2018
Anthony T. Skiadas

/s/ Lowell C. McAdam	Director	February 23, 2018
Lowell C. McAdam

*	Director	February 23, 2018
Shellye L. Archambeau

*	Director	February 23, 2018
Mark T. Bertolini

*	Director	February 23, 2018
Richard L. Carrión

*	Director	February 23, 2018
Melanie L. Healey

*	Director	February 23, 2018
M. Frances Keeth

*	Director	February 23, 2018
Karl-Ludwig Kley

*	Director	February 23, 2018
Clarence Otis, Jr.

*	Director	February 23, 2018
Rodney E. Slater

*	Director	February 23, 2018
Kathryn A. Tesija

*	Director	February 23, 2018
Gregory D. Wasson

*	Director	February 23, 2018
Gregory G. Weaver

* By: /s/ Anthony T. Skiadas
Anthony T. Skiadas
(as attorney-in-fact)