Form 10-Q
period 2018-03-31
VERIZON COMMUNICATIONS INC
filed 2018-05-01
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Registrant’s telephone number, including area code: (212) 395-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                           ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                        ☒  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At March 31, 2018, 4,131,896,508 shares of the registrant’s common stock were outstanding, after deducting 159,525,752 shares held in treasury.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2018	2017

Operating Revenues
Service revenues and other	$26,732	$26,050
Wireless equipment revenues	5,040	3,764
Total Operating Revenues	31,772	29,814

Operating Expenses
Cost of services (exclusive of items shown below)	7,946	7,239
Wireless cost of equipment	5,309	4,808
Selling, general and administrative expense	6,844	6,746
Depreciation and amortization expense	4,324	4,059
Total Operating Expenses	24,423	22,852

Operating Income	7,349	6,962
Equity in losses of unconsolidated businesses	(19)	(21)
Other expense, net	(75)	(627)
Interest expense	(1,201)	(1,132)
Income Before Provision For Income Taxes	6,054	5,182
Provision for income taxes	(1,388)	(1,629)
Net Income	$4,666	$3,553

Net income attributable to noncontrolling interests	$121	$103
Net income attributable to Verizon	4,545	3,450
Net Income	$4,666	$3,553

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.11	$0.85
Weighted-average shares outstanding (in millions)	4,104	4,082

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.11	$0.84
Weighted-average shares outstanding (in millions)	4,107	4,087

Dividends declared per common share	$0.5900	$0.5775
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2018	2017

Net Income	$4,666	$3,553
Other Comprehensive Income (loss), net of tax expense (benefit)
Foreign currency translation adjustments	93	77
Unrealized gain (loss) on cash flow hedges, net of tax of $(180) and $12	501	(18)
Unrealized gain (loss) on marketable securities, net of tax of $1 and $(3)	(5)	14
Defined benefit pension and postretirement plans, net of tax of $60 and $86	(173)	(137)
Other comprehensive income (loss) attributable to Verizon	416	(64)
Total Comprehensive Income	$5,082	$3,489

Comprehensive income attributable to noncontrolling interests	$121	$103
Comprehensive income attributable to Verizon	4,961	3,386
Total Comprehensive Income	$5,082	$3,489
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2018	2017

Assets
Current assets
Cash and cash equivalents	$1,923	$2,079
Accounts receivable, net of allowances of $922 and $939	22,595	23,493
Inventories	1,285	1,034
Prepaid expenses and other	5,222	3,307
Total current assets	31,025	29,913

Property, plant and equipment	246,877	246,498
Less accumulated depreciation	158,955	157,930
Property, plant and equipment, net	87,922	88,568

Investments in unconsolidated businesses	994	1,039
Wireless licenses	93,677	88,417
Goodwill	29,121	29,172
Other intangible assets, net	10,014	10,247
Other assets	11,763	9,787
Total assets	$264,516	$257,143

Liabilities and Equity
Current liabilities
Debt maturing within one year	$6,323	$3,453
Accounts payable and accrued liabilities	17,052	21,232
Other current liabilities	8,240	8,352
Total current liabilities	31,615	33,037

Long-term debt	112,734	113,642
Employee benefit obligations	20,689	22,112
Deferred income taxes	34,414	31,232
Other liabilities	12,719	12,433
Total long-term liabilities	180,556	179,419

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,422,260 and 4,242,374,240 shares issued)	429	424
Additional paid in capital	13,437	11,101
Retained earnings	39,974	35,635
Accumulated other comprehensive income	3,705	2,659
Common stock in treasury, at cost (159,525,752 and 162,897,868 shares outstanding)	(6,992)	(7,139)
Deferred compensation – employee stock ownership plans and other	228	416
Noncontrolling interests	1,564	1,591
Total equity	52,345	44,687
Total liabilities and equity	$264,516	$257,143
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2018	2017

Cash Flows from Operating Activities
Net Income	$4,666	$3,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,324	4,059
Employee retirement benefits	(151)	(111)
Deferred income taxes	702	2,025
Provision for uncollectible accounts	239	330
Equity in losses of unconsolidated businesses, net of dividends received	30	28
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,033)	(4,998)
Discretionary contributions to qualified pension plans	(1,000)	(3,411)
Other, net	(129)	(99)
Net cash provided by operating activities	6,648	1,376

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,552)	(3,067)
Acquisitions of businesses, net of cash acquired	(32)	(1,746)
Acquisitions of wireless licenses	(970)	(196)
Other, net	269	459
Net cash used in investing activities	(5,285)	(4,550)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	1,956	13,054
Proceeds from asset-backed long-term borrowings	1,178	1,283
Repayments of long-term borrowings and capital lease obligations	(2,984)	(5,592)
Increase (decrease) in short-term obligations, excluding current maturities	1,222	(52)
Dividends paid	(2,407)	(2,354)
Other, net	(281)	(1,674)
Net cash provided by (used in) financing activities	(1,316)	4,665

Increase in cash, cash equivalents and restricted cash	47	1,491
Cash, cash equivalents and restricted cash, beginning of period	2,888	3,177
Cash, cash equivalents and restricted cash, end of period (Note 1)	$2,935	$4,668
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
Verizon Communications Inc. and Subsidiaries
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Verizon Communications Inc. (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2017. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior period amounts to conform to the current period presentation.

Earnings Per Common Share
There were a total of approximately 3 million and 5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2018 and 2017, respectively.

Cash, Cash Equivalents and Restricted Cash
Cash collections on the device payment plan agreement receivables collateralizing asset backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash are included in the following line items on the condensed consolidated balance sheets:

	At March 31,	At December 31,	Increase/
(dollars in millions)	2018	2017	(Decrease)
Cash and cash equivalents	$1,923	$2,079	$(156)
Restricted cash:
Prepaid expenses and other	885	693	192
Other assets	127	116	11
Cash, cash equivalents and restricted cash	$2,935	$2,888	$47

Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for United States (U.S.) generally accepted accounting principles (GAAP). The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. We adopted this standard update beginning on January 1, 2018 using the modified retrospective method. As this method requires that the cumulative effect of initially applying the standard be recognized at the date of application beginning January 1, 2018, we recorded the pre-tax cumulative effect of $3.9 billion ($2.9 billion net of tax) as an adjustment to the January 1, 2018 opening balance of retained earnings.

We applied the new revenue recognition standard to customer contracts not completed at the date of initial application. For incomplete contracts that were modified before the date of adoption, the Company elected to use the practical expedient available under the modified retrospective method, which allows us to aggregate the effect of all modifications when identifying satisfied and unsatisfied performance obligations, determining the transaction price and allocating transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods.

The following describes the primary changes which contributed to the adjustment recorded to opening retained earnings as of January 1, 2018 and the adjustments reflected in the tables that follow.

In our Wireless business, prior to the adoption of Topic 606, we were required to limit the revenue recognized when a wireless device was sold to the amount of consideration that was not contingent on the provision of future services, which was typically limited to the amount of consideration received from the customer at the time of sale. Under Topic 606, the total consideration in the contract is allocated between wireless equipment and service based on their relative standalone selling prices. This change primarily impacts our arrangements that include sales of wireless devices at subsidized prices in conjunction with a fixed-term plan, also known as the subsidy model, for service. Accordingly, under Topic 606, generally more equipment revenue is recognized upon sale of the equipment to the customer and less service revenue is recognized over the contract term than was previously recognized under the prior "Revenue Recognition" (Topic 605) standard. At the time the equipment is sold, this allocation results in the recognition of a contract asset equal to the difference between the amount of revenue recognized and the amount of consideration received from the customer. As of January 2017, we no longer offer consumers new fixed-term plans with subsidized equipment pricing; however, we continue to offer fixed-term plans to our business customers. At March 31, 2018 and December 31, 2017, approximately 18% and 19% of retail postpaid connections had fixed-term plans, respectively.

Topic 606 also requires the deferral of incremental costs incurred to obtain a customer contract, which are then amortized to expense, as a component of Selling, general and administrative expense, over the respective periods of expected benefit. As a result, a significant amount of our sales commission costs, which were historically expensed as incurred by our Wireless and Wireline businesses under our previous accounting, are now deferred and amortized under Topic 606.

Finally, under Topic 605, at the time of the sale of a device, we imputed risk adjusted interest on the device payment plan agreement receivables. We recorded the imputed interest as a reduction to the related accounts receivable and interest income was recognized over the financed device payment term. Under Topic 606, while there continues to be a financing component in both the fixed-term plans and device payment plans, also known as the installment model, we have determined that this financing component for our customer classes in the Wireless direct channel plans is not significant and therefore we no longer impute interest for these contracts. This change results in additional revenue recognized upon the sale of wireless devices and no interest income recognized over the device payment term.

See Note 2 for additional information related to revenues and contract costs, including qualitative and quantitative disclosures required under Topic 606.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update make targeted improvements to GAAP by requiring equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For investments in equity securities without readily determinable fair values, the cost method is eliminated. A practicability exception is available for investments in equity securities that do not have readily determinable fair values. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. This update simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates impairment exists, an entity is required to measure the investment at fair value. We adopted this standard update in the first quarter of 2018 on a prospective basis resulting in an insignificant adjustment to our opening retained earnings. The amendments related to equity securities without readily determinable fair values are applied prospectively to equity investments that exist as of the date of adoption.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. The amendment relating to beneficial interests in securitization transactions impacted our presentation of collections of certain deferred purchase price from sales of wireless device payment plan agreement receivables in our condensed consolidated statements of cash flows. This standard update is effective as of the first quarter of 2018. We retrospectively reclassified approximately $0.3 billion of deferred purchase price collections from Cash flows from operating activities to Cash flows from investing activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2017. There were no other significant impacts as a result of adopting this standard.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This standard update requires an entity to recognize the income tax effects of intercompany sales and transfers of assets other than inventory. We adopted this standard in the first quarter of 2018 on a modified retrospective basis resulting in an insignificant adjustment to our opening retained earnings.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The amendments in this update require that cash and cash equivalent balances in a statement of cash flows include those amounts deemed to be restricted cash and restricted cash equivalents. We have provided a reconciliation from cash and cash equivalents as presented on our condensed consolidated balance sheets to cash, cash equivalents and restricted cash as reported on our condensed consolidated statements of cash flows. See "Cash, Cash Equivalents and Restricted Cash" for additional information, as well as a discussion of the nature of our restricted cash balances. We adopted the amendments in this accounting standard update in the first quarter of 2018 on a retrospective basis resulting in an insignificant impact to our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require an employer to report the service cost component arising from employer sponsored pension and other postretirement plans in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, including the recognition of prior service credits, will be presented in the condensed consolidated statements of income separately from the service cost component and outside the subtotal of income from operations. The amendments in this update also allow only the service cost component of pension and other postretirement benefit costs to be eligible for capitalization when applicable. Verizon previously recorded service cost and other components of net periodic benefit cost in operating expenses in the condensed consolidated statements of income. The amendments in this update allow a practical expedient that permits an employer to use the amounts disclosed in its employee benefits footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. Verizon adopted this standard update on January 1, 2018 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the condensed consolidated statements of income. As required by the amendments in this update, the presentation of the service cost component and other components of net periodic benefit cost in the condensed consolidated statements of income were applied retrospectively, and the updates for the capitalization of the service cost component of net periodic benefit cost in assets will be applied prospectively on and after the effective date. Upon adoption of this standard update, Verizon reclassified the other components of net periodic benefit costs from Cost of services and Selling, general and administrative expense to Other expense, net, which is part of non-operating expenses. The retrospective adoption of this standard update resulted in a decrease to consolidated operating income of approximately $0.2 billion for the three months ended March 31, 2017 which was fully offset by an increase of $0.2 billion to Other expense, net. As such, there was no impact to consolidated net income for the three months ended March 31, 2017.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA). The stranded tax effects result from the change in the federal tax rate for deferred taxes recorded to Accumulated other comprehensive income. This standard update is effective as of the first quarter of 2019; however, early adoption is permitted. Verizon has elected to early adopt this update effective January 1, 2018 and record the effects of adoption at the beginning of the period of adoption. The adoption of this standard update resulted in a charge to retained earnings of $0.7 billion which consists primarily of stranded tax effects related to deferred taxes for pensions and postretirement benefits. It is Verizon’s policy to release income tax effects from accumulated other comprehensive income at the same time that the related unit of account affects net income.

In December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the TCJA. Verizon continues to analyze the effects of the TCJA, including the effects of any state tax law changes that may arise as a result of federal tax reform, on its financial statements and operations and include any adjustments to tax expense or benefit from continuing operations in the reporting periods that such adjustments are determined, consistent with the one-year measurement period set forth in SAB 118. As of March 31, 2018, we have not identified or recorded adjustments to the provisional amounts previously disclosed in our Form 10-K for the year ended December 31, 2017.

The cumulative after-tax effect of the changes made to our condensed consolidated balance sheet for the adoption of Topic 606, ASU 2018-02 and other ASUs were as follows:

		Adjustments due to
(dollars in millions)	At December 31, 2017	Topic 606	ASU 2018-02	Other ASUs	At January 1, 2018
Accounts receivable, net of allowance	$23,493	$53	$—	$—	$23,546
Prepaid expenses and other	3,307	2,014	—	—	5,321
Other assets	9,787	1,238	—	(59)	10,966
Investments in unconsolidated businesses	1,039	2	—	—	1,041
Other current liabilities	8,352	(541)	—	—	7,811
Deferred income taxes	31,232	1,008	—	(31)	32,209
Other liabilities	12,433	(94)	—	—	12,339
Retained earnings	35,635	2,890	(652)	(6)	37,867
Accumulated other comprehensive income	2,659	—	652	(22)	3,289
Noncontrolling interests	1,591	44	—	—	1,635

A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on the impacted financial statement line items in our condensed consolidated statement of income and balance sheet were as follows:

	Three Months Ended March 31, 2018
(dollars in millions)	As reported	Balances without adoption of Topic 606	Adjustments
Operating Revenues
Service revenues and other	$26,732	$27,133	$(401)
Wireless equipment revenues	5,040	4,594	446
Total Operating Revenues	$31,772	$31,727	$45

Cost of services (exclusive of items shown below)	$7,946	$7,956	$(10)
Wireless cost of equipment	5,309	5,287	22
Selling, general and administrative expense	6,844	7,234	(390)

Income Before Provision For Income Taxes	6,054	5,631	423
Provision for income taxes	(1,388)	(1,280)	(108)
Net Income	$4,666	$4,351	$315

Net income attributable to noncontrolling interests	$121	$114	$7
Net income attributable to Verizon	4,545	4,237	308
Net Income	$4,666	$4,351	$315

	At March 31, 2018
(dollars in millions)	As reported	Balances without adoption of Topic 606	Adjustments
Assets
Current assets
Accounts receivable, net of allowance	$22,595	$22,457	$138
Prepaid expenses and other	5,222	3,190	2,032

Investments in unconsolidated businesses	994	992	2
Other assets	11,763	10,213	1,550

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	17,052	16,981	71
Other current liabilities	8,240	8,791	(551)

Deferred income taxes	34,414	33,370	1,044
Other liabilities	12,719	12,810	(91)

Equity
Retained earnings	39,974	36,776	3,198
Noncontrolling interests	1,564	1,513	51

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update requires modified retrospective application and is effective as of the first quarter of 2019; however, early adoption is permitted. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. Verizon’s current operating lease portfolio is primarily comprised of network, real estate, and equipment leases. Upon adoption of this standard, we expect to recognize a right of use asset and liability related to substantially all operating lease arrangements. We have established a cross-functional coordinated team to implement the standard update. We are in the process of determining the scope of impact, data gathering and assessment, and designing a new system solution. We are also evaluating our processes and internal controls to meet the standard update’s accounting, reporting and disclosure requirements. Although we have not yet completed our evaluation of the standard update's impact, we expect its adoption to have a significant impact on our condensed consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. An entity will apply the update through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements upon adoption.

2.	Revenues and Contract Costs

We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment. We account for these revenues under Topic 606, which we adopted on January 1, 2018, using the modified retrospective approach. We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent.

Nature of Products and Services
Wireless
Our Wireless segment earns revenue primarily by providing access to and usage of our telecommunications network as well as the sale of equipment. Performance obligations in a typical contract, as defined under Topic 606, with a customer include service and equipment.

Service
We offer our wireless services through a variety of plans on a postpaid or prepaid basis. For wireless service, we recognize revenue using an output method, either as the service allowance units are used or as time elapses, because it reflects the pattern by which we satisfy our performance obligation through the transfer of service to the customer. Monthly service is generally billed in advance, which results in a contract liability as further discussed below. For postpaid plans where monthly usage exceeds the allowance, the overage usage represents options held by the customer for incremental services and the usage-based fee is recognized when the customer exercises the option (typically on a month-to-month basis).

Wireless Equipment
We sell wireless devices and accessories. Equipment revenue is generally recognized when the products are delivered to and accepted by the customer, as this is when control passes to the customer. In addition to offering the sale of equipment on a standalone basis, we have two primary offerings through which customers pay for a wireless device, in connection with a service contract: fixed-term plans and device payment plans.

Under a fixed-term plan, the customer is sold the wireless device without any upfront charge or at a discounted price in exchange for entering into a fixed-term service contract (typically for a term of 24 months or less).

Under a device payment plan, the customer is sold the wireless device in exchange for a non-interest bearing installment note, which is repaid by the customer, typically over a 24-month term, and concurrently enters into a month-to-month contract for wireless service. We may offer certain promotions that provide billing credits applied over a specified term, contingent upon the customer maintaining service. The credits are included in the transaction price, which are allocated to the performance obligations based on their relative selling price, and are recognized when earned.

A financing component exists in both our fixed-term plans and device payment plans because the timing of the payment for the device, which occurs over the contract term, differs from the satisfaction of the performance obligation, which occurs at contract inception upon transfer of device to the customer. We periodically assess, at the contract level, the significance of the financing component inherent in our device payment plan receivable based on qualitative and quantitative considerations related to our customer classes. These considerations include assessing the commercial objective of our plans, the term and duration of financing provided, interest rates prevailing in the marketplace, and credit risks of our customer classes, all of which impact our selection of appropriate discount rates. Based on current facts and circumstances, we determined that the financing component in our existing Wireless direct channel contracts with customers is not significant and therefore is not accounted for separately. See Note 6 for additional information on the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent in our indirect channel.

Wireless Contracts
Total contract revenue, which represents the transaction price for wireless service and wireless equipment, is allocated between service and equipment revenue based on their estimated standalone selling prices. We estimate the standalone selling price of the device or accessory to be its retail price excluding subsidies or conditional purchase discounts. We estimate the standalone selling price of wireless service to be the price that we offer to customers on month-to-month contracts that can be cancelled at any time without penalty (i.e., when there is no fixed-term for service) or when service is procured without the concurrent purchase of a wireless device. In addition, we also assess whether the service term is impacted by certain legally enforceable rights and obligations in our contract with customers, such as penalties that a customer would have to pay to early terminate a fixed-term contract or billing credits that would cease if the month-to-month wireless service is canceled. The assessment of these legally enforceable rights and obligations involves judgment and impacts our determination of the transaction price and related disclosures.

From time to time, we may offer certain promotions on our device payment plans that provide our customers with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. We account for this trade-in right as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee obligation was insignificant at March 31, 2018 and 2017, respectively. The total transaction price is reduced by the guarantee obligation, which is accounted for outside the scope of Topic 606, and the remaining transaction price allocated between the performance obligations within the contract.

Our fixed-term plans generally include the sale of a wireless device at subsidized prices. This results in the creation of a contract asset at the time of sale, which represents the recognition of equipment revenue in excess of amounts billed.

For our device payment plans, billing credits, as discussed above, are accounted for as considerations payable to a customer, are included in the total transaction price and result in a contract liability.

We may provide a right of return on our products and services for a short time period after a sale. These rights are accounted for as variable consideration when determining the transaction price, and accordingly we recognize revenue based on the estimated amount to which we expect to be entitled after considering expected returns. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. We also may provide credits or incentives on our products and services for contracts with resellers, which are accounted for as variable consideration when estimating the amount of revenue to recognize. These amounts are not significant.

Wireline
Our Wireline segment earns revenue primarily by providing our customers with services involving access to our telecommunications network and facilities. These services include a variety of communication and connectivity services for consumers, businesses and other carriers that use our facilities to provide services to their customers, as well as professional and integrated managed services for businesses, large enterprises and governments. We offer these services to customers that we categorize in the following customer groups: Consumer Markets, Enterprise Solutions, Partner Solutions and Business Markets. Certain contracts also include the sale of equipment which are not significant.

Service
For wireline service, in general, fixed monthly fees for service are billed one month in advance and service revenue is recognized over the enforceable contract term as the service is rendered, as the customer simultaneously receives and consumes the benefits of the services through network access and usage. While substantially all of our Wireline service revenues are the result of providing access to our network, revenue from services that are not fixed in amount and instead based on usage are generally billed in arrears and recognized as the usage occurs.

For communication and connectivity services provided to our residential customers, sold on a standalone basis or as part of a bundle, since control over these services passes to the customer as the service is rendered, we recognize service revenue over time. Service revenue is recognized ratably each month.

Wireline Contracts
Total consideration, for services that are bundled in a single contract, is allocated to each performance obligation based on our standalone selling price for each service. While many contracts include one or more service performance obligations, the revenue recognition pattern is generally not impacted by the allocation since the services are generally satisfied over the same period of time. We estimate the standalone selling price to be the price of the services when sold on a standalone basis without any promotional discount. In addition, we also assess whether the service term is impacted by certain legally enforceable rights and obligations in our contract with customers such as penalties that a customer would have to pay to early terminate a fixed-term contract. The assessment of these legally enforceable rights and obligations involves judgment and impacts our determination of transaction price and related disclosures.

We may provide performance based credits or incentives on our products and services for contracts with our Enterprise Solutions, Partner Solutions and some Business Markets customers, which are accounted for as variable consideration when estimating the transaction price. Credits are estimated at contract inception and are updated at the end of each reporting period as additional information becomes available.

Revenue by Category
We operate and manage our business in two reportable segments, Wireless and Wireline. Revenue is disaggregated by products and services, and customer groups, respectively, which we view as the relevant categorization of revenues for these businesses. See Note 11 for additional information on revenue by segment.

Corporate and other includes the results of our Media business, branded Oath, and our telematics business, branded Verizon Connect.

Oath primarily earns revenue through display advertising on Oath properties, as well as on third-party properties through our advertising platforms, search advertising and subscription arrangements. We recognize revenue at a point in time for our display and search advertising contracts and over time for our subscription contracts. We determined that we are generally the principal in transactions carried out through our advertising platforms, and therefore report gross revenue based on the amount billed to our customers. Where we are the principal, we concluded that while the control and transfer of digital advertising inventory occurs in a rapid, real time environment, our proprietary technology enables us to identify, enhance, verify and solely control digital advertising inventory that we then sell to our customers. Our control is further supported by us being primarily responsible to our customers for fulfillment and the fact that we can exercise a level of discretion over pricing. The adoption of Topic 606 did not have a significant impact on our accounting for Oath revenues. During the three months ended March 31, 2018, Oath generated revenues from contracts with customers under Topic 606 of approximately $1.9 billion.

Verizon Connect primarily earns revenue through subscription services. We recognize revenue over time for our subscription contracts. The adoption of Topic 606 did not have a significant impact to our accounting for Verizon Connect revenues. Certain contracts also include the sale of hardware and equipment; however, the revenue associated with such sales was not significant. During the three months ended March 31, 2018, Verizon Connect generated revenues from contracts with customers under Topic 606 of approximately $0.2 billion.

We also earn revenues, that are not accounted for under Topic 606, from leasing arrangements (such as towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. During the three months ended March 31, 2018, revenues from arrangements that were not accounted for under Topic 606 were approximately $1.2 billion.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We have elected to apply certain practical expedients available under Topic 606, including the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less, which primarily relate to month-to-month service contracts. At March 31, 2018, month-to-month service contracts represented approximately 82% of Wireless postpaid contracts and 57% of Wireline consumer and small business contracts.

Additionally, certain Wireless and Wireline contracts provide customers the option to purchase additional services. The fee related to the additional services is recognized when the customer exercises the option (typically on a month-to-month basis).

Wireless customer contracts are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms greater than one month (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or may purchase additional optional services in conjunction with entering into a contract which can be cancelled at any time and therefore are not included in the transaction price. When a service contract is longer than one month, the service contract term will generally be two years or less. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, generally related to our fixed-term plans. Fixed-term plans only represented 18% of retail postpaid connections at March 31, 2018.

Our wireless customers also include other telecommunications companies who utilize Verizon's network to resell wireless service to their respective end customers. Reseller arrangements occur on a month-to-month basis or include a stated contract term, which generally extends longer than two years. Arrangements with a stated contract term generally include an annual minimum revenue commitment over the term of the contract for which revenues will be recognized in future periods.

At March 31, 2018, the transaction price related to Wireless unsatisfied performance obligations for long-term contracts expected to be recognized for the remainder of 2018, 2019 and thereafter was $9.4 billion, $6.1 billion and $0.2 billion, respectively.

Wireline customer contracts are either month-to-month, include a specified term with fixed monthly fees, or contain revenue commitments, and may also contain usage based services. Consumer Markets customers under contract generally have a service term of two years; however, the term may be shorter than this period. Consumer Markets service plans with a contract term greater than one year represented over a third of Consumer Markets service contracts at March 31, 2018. Certain Enterprise Solutions, Partner Solutions and Business Markets service contracts with customers extend into future periods, contain fixed monthly fees and usage based fees, and can include annual commitments per each year of the contract or commitments over the entire specified contract term. A significant number of contracts within these businesses have a contract term that is twelve months or less.

At March 31, 2018, the transaction price relating to Wireline unsatisfied performance obligations for long-term contracts expected to be recognized for the remainder of 2018, 2019 and thereafter was $6.9 billion, $4.9 billion and $1.9 billion, respectively.

In certain Enterprise Solutions, Partner Solutions and Business Markets service contracts within Wireline and certain telematics service contracts within Corporate and other, there are customer contracts that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus they are excluded from the time bands above. These contracts have varying terms spanning over four years ending in August 2022 and have aggregate contract minimum totaling $4.0 billion.

Accounts Receivable and Contract Balances
The timing of revenue recognition may differ from the time of billing to our customers. Receivables presented in our condensed consolidated balance sheet represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either Verizon has performed, by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer, or the customer has made payment to Verizon in advance of obtaining control of the goods and/or services promised to the customer in the contract.

Contract assets primarily relate to our rights to consideration for goods or services provided to the customers but for which we do not have an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue is allocated between wireless services and equipment revenues, as discussed above. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is recognized as accounts receivable as wireless services are provided and billed. We have the right to bill the customer as service is provided over time, which results in our right to the payment being unconditional. The contract asset balances are presented in our condensed consolidated balance sheet as Prepaid expenses and other and Other assets. We assess our contract assets for impairment on a quarterly basis and will recognize an impairment charge to the extent their carrying amount is not recoverable. For the three months ended March 31, 2018, the impairment charge related to contract assets was insignificant.

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the goods or services promised in the contract. We typically bill service one month in advance, which is the primary component of the contract liability balance. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in our condensed consolidated balance sheet as Other current liabilities and Other liabilities.

The following table presents information about receivables from contracts with customers:

	At January 1,	At March 31,
(dollars in millions)	2018	2018
Receivables(1)	$12,073	$11,028
Device payment plan agreement receivables(2)	1,461	3,630

(1)
Balances do not include receivables related to the following contracts: leasing arrangements (such as towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent.

(2)
Included in device payment plan agreement receivables presented in Note 6. Balances do not include receivables related to contracts completed prior to January 1, 2018 and receivables derived from the sale of equipment on a device payment plan through an authorized agent.

The following table represents significant changes in the contract assets balance:

(dollars in millions)	Contract Assets
Balance at January 1, 2018	$38
Opening balance sheet adjustment related to Topic 606 adoption	1,132
Adjusted opening balance, January 1, 2018	1,170
Increase resulting from new contracts	426
Contract assets reclassified to a receivable or collected in cash	(435)
Other	(55)
Balance at March 31, 2018	$1,106

The following table represents significant changes in the contract liabilities balance:

(dollars in millions)	Contract Liabilities
Balance at January 1, 2018(1)	$5,086
Opening balance sheet adjustments related to Topic 606 adoption	(634)
Adjusted opening balance, January 1, 2018	4,452
Net increase in contract liabilities	3,607
Revenue recognized related to contract liabilities existing at January 1, 2018	(3,453)
Other	(35)
Balance at March 31, 2018	$4,571

(1) Prior to the adoption of Topic 606, liabilities related to contracts with customers included advanced billings and deferred revenue, which was included within Other current liabilities and Other liabilities in our consolidated balance sheet at December 31, 2017.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheet were as follows:

At March 31,
(dollars in millions)	2018
Assets
Prepaid expenses and other	$812
Other assets	294
Total	$1,106

Liabilities
Other current liabilities	$3,968
Other liabilities	603
Total	$4,571

Contract Costs
As discussed in Note 1, Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which are then amortized to expense, over the respective periods of expected benefit. We recognize an asset for incremental commission expenses paid to internal sales personnel and agents in conjunction with obtaining customer contracts. We only defer these costs when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Wireless costs to obtain contracts are amortized over our customers’ estimated device upgrade cycles, as such costs are typically incurred each time a customer upgrades. Wireline costs to obtain contracts are amortized as expense over the estimated customer relationship period for our Consumer Markets customers. Incremental costs to obtain contracts for our Enterprise Solutions, Partner Solutions and Business Markets are insignificant. These costs are recorded in Selling, general and administrative expense.

We also defer costs incurred to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of service as we satisfy our performance obligations. These costs principally relate to direct costs that enhance our Wireline business resources, such as costs incurred to install circuits.

We determine the amortization periods for our costs incurred to obtain or fulfill a customer contract at a portfolio level due to the similarities within these customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as Deferred contract costs, which were as follows:

		At March 31,
(dollars in millions)	Amortization Period	2018
Wireless	2 to 3 years	$2,090
Wireline	2 to 5 years	779
Corporate	2 to 3 years	42
Total		$2,911

Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively. The balances of Deferred contract costs included in our condensed consolidated balance sheet were as follows:

At March 31,
(dollars in millions)	2018
Assets
Prepaid expenses and other	$1,528
Other assets	1,383
Total	$2,911

For the three months ended March 31, 2018, we recognized expense of $0.4 billion associated with the amortization of Deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statement of income.

We assess our Deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses.

3.	Acquisitions and Divestitures

Wireless
Spectrum License Transactions
During the three months ended March 31, 2018, we entered into and completed various wireless license transactions for an insignificant amount of cash consideration.

Straight Path
In May 2017, we entered into a purchase agreement to acquire Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for fifth-generation (5G) wireless services, for total consideration reflecting an enterprise value of approximately $3.1 billion. Under the terms of the purchase agreement, we agreed to pay: (1) Straight Path shareholders $184.00 per share, payable in Verizon shares; and (2) certain transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee to be paid to the Federal Communications Commission. The transaction closed in February 2018 at which time we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion, and paid the associated cash consideration.

The acquisition of Straight Path was accounted for as an asset acquisition, as substantially all of the value related to the acquired spectrum. Upon closing, we recorded approximately $4.5 billion of wireless licenses and $1.4 billion of a deferred tax liability. The spectrum acquired as part of the transaction will be used for our 5G technology deployment. See Note 4 for additional information.

Wireline
XO Holdings
In February 2016, we entered into a purchase agreement to acquire XO Holdings’ wireline business (XO), which owned and operated one of the largest fiber-based Internet Protocol (IP) and Ethernet networks in the U.S. Concurrently, we entered into a separate agreement to utilize certain wireless spectrum from a wholly-owned subsidiary of XO Holdings, NextLink Wireless LLC (NextLink), that held its wireless spectrum. The agreement included an option, subject to certain conditions, to buy NextLink. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.5 billion, of which $0.1 billion was paid in 2015, and we prepaid $0.3 billion in connection with the NextLink option, which represented the fair value of the option.

In April 2017, we exercised our option to buy NextLink for approximately $0.5 billion, subject to certain adjustments, of which $0.3 billion was prepaid in the first quarter of 2017. The transaction closed in January 2018. The acquisition of NextLink was accounted for as an asset acquisition, as substantially all of the value related to the acquired spectrum. Upon closing, we recorded approximately $0.7 billion of wireless licenses, $0.1 billion of a deferred tax liability and $0.1 billion of other liabilities. The spectrum acquired as part of the transaction will be used for our 5G technology deployment. See Note 4 for additional information.

The condensed consolidated financial statements include the results of XO’s operations from the date the acquisition closed. If the acquisition of XO had been completed as of January 1, 2016, the results of operations of Verizon would not have been significantly different than our previously reported results of operations.

The acquisition of XO was accounted for as a business combination. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. We recorded approximately $1.2 billion of property, plant and equipment, $0.1 billion of goodwill and $0.2 billion of other intangible assets. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill, included within our Wireline segment, represents future economic benefits that we expect to achieve as a result of the acquisition. See Note 4 for additional information.

Other
Acquisition of Yahoo! Inc.’s Operating Business
In July 2016, Verizon entered into a stock purchase agreement (the Purchase Agreement) with Yahoo! Inc. (Yahoo). Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we agreed to acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments (the Transaction).

In February 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price was reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments. Subject to certain exceptions, the parties also agreed that certain user security and data breaches incurred by Yahoo (and the losses arising therefrom) were to be disregarded (1) for purposes of specified conditions to Verizon’s obligations to close the Transaction and (2) in determining whether a "Business Material Adverse Effect" under the Purchase Agreement had occurred.

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly-owned subsidiary of Yahoo that Verizon agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which has changed its name to Altaba Inc. following the closing of the Transaction) retains 50% of certain post-closing liabilities arising out of governmental or third-party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo prior to its acquisition by Verizon, including an August 2013 data breach disclosed by Yahoo on December 14, 2016. At that time, Yahoo disclosed that more than one billion of the approximately three billion accounts existing in 2013 had likely been affected. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the SEC.

In June 2017, we completed the Transaction. The aggregate purchase consideration at the closing of the Transaction was approximately $4.7 billion, including cash acquired of $0.2 billion.

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

In October 2017, based upon information that we received in connection with our integration of Yahoo's operating business, we disclosed that we believe that the August 2013 data breach previously disclosed by Yahoo affected all of its accounts.

Oath, our organization that combined Yahoo’s operating business with our pre-existing Media business, includes diverse media and technology brands that engage approximately a billion monthly active users around the world. We believe that Oath, with its technology, content and data, will help us expand the global scale of our digital media business and build brands for the future.

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

The fair values of the assets acquired and liabilities assumed were determined using the income, cost, market and multiple period excess earnings approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification 820, Fair Value Measurements and Disclosures, other than long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of acquired technology and customer relationships. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The following table summarizes the consideration to Yahoo’s shareholders and the preliminary identification of the assets acquired, including cash acquired of $0.2 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Yahoo’s noncontrolling interests:

(dollars in millions)	As of March 31, 2018
Cash payment to Yahoo’s equity holders	$4,673
Estimated liabilities to be paid	38
Total consideration	$4,711

Assets acquired:
Goodwill	$1,945
Intangible assets subject to amortization	1,873
Property, plant, and equipment	1,805
Other	1,326
Total assets acquired	6,949

Liabilities assumed:
Total liabilities assumed	2,188

Net assets acquired:	4,761
Noncontrolling interest	(50)
Total consideration	$4,711

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

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill is primarily attributable to increased synergies that are expected to be achieved from the integration of Yahoo’s operating business into our Media business. The preliminary goodwill related to this acquisition is included within Corporate and other. See Note 4 for additional information.

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

Acquisition and Integration Related Charges
We recorded acquisition and integration related charges of approximately $0.1 billion during the three months ended March 31, 2018, primarily related to the acquisition of Yahoo’s operating business. These charges were primarily recorded in Selling, general and administrative expense in our condensed consolidated statement of income for the three months ended March 31, 2018.

Other
During the three months ended March 31, 2018, we completed various other acquisitions for an insignificant amount of cash consideration.

4.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses
The carrying amount of Wireless licenses are as follows:

	At March 31,	At December 31,
(dollars in millions)	2018	2017
Wireless licenses	$93,677	$88,417

During the three months ended March 31, 2018, we recorded approximately $4.5 billion of wireless licenses in connection with the Straight Path acquisition and $0.7 billion in connection with the NextLink acquisition. See Note 3 for additional information.

At March 31, 2018 and December 31, 2017, approximately $13.6 billion and $8.8 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $0.1 billion of capitalized interest on wireless licenses for the three months ended March 31, 2018 and 2017.

The average remaining renewal period for our wireless licenses portfolio was 4.1 years as of March 31, 2018.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2018	$18,397	$3,993	$6,782	$29,172
Acquisitions (Note 3)	—	(82)	26	(56)
Reclassifications, adjustments and other	—	3	2	5
Balance at March 31, 2018	$18,397	$3,914	$6,810	$29,121

Other Intangible Assets
The following table displays the composition of Other intangible assets, net:

	At March 31, 2018			At December 31, 2017
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$3,634	$(777)	$2,857	$3,621	$(691)	$2,930
Non-network internal-use software (3 to 7 years)	18,287	(12,765)	5,522	18,010	(12,374)	5,636
Other (2 to 25 years)	2,485	(850)	1,635	2,474	(793)	1,681
Total	$24,406	$(14,392)	$10,014	$24,105	$(13,858)	$10,247

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2018	$534
2017	452

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2018	$1,591
2019	1,841
2020	1,527
2021	1,277
2022	1,068
2023	828

5.	Debt

Changes to debt during the three months ended March 31, 2018 were as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2018	$3,453	$113,642	$117,095
Proceeds from long-term borrowings	247	1,709	1,956
Proceeds from asset-backed long-term borrowings	—	1,178	1,178
Repayments of long-term borrowings and capital leases obligations	(61)	(2,923)	(2,984)
Increase in short-term obligations, excluding current maturities	1,222	—	1,222
Reclassifications of long-term debt	1,183	(1,183)	—
Other	279	311	590
Balance at March 31, 2018	$6,323	$112,734	$119,057

March Tender Offers
In March 2018, we conducted tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% and maturity dates ranging from 2021 to 2055 (March Tender Offers). In connection with the March Tender Offers, we purchased $2.9 billion aggregate principal amount of Verizon notes for total cash consideration of $2.8 billion. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase. In connection with the March Tender Offers, we recorded an early debt redemption loss of $0.2 billion which is included in Other expense, net in our condensed consolidated statement of income for the three months ending March 31, 2018.

Commercial Paper Program
As of March 31, 2018, we had $1.3 billion of commercial paper outstanding.

Asset-Backed Debt
As of March 31, 2018, the carrying value of our asset-backed debt was $10.1 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Cash collections on the device payment plan agreement receivables collateralizing asset backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included in our condensed consolidated balance sheets.

Asset-Backed Notes
In March 2018, we issued approximately $1.2 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity. The Class A-1a senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.49 years at issuance and bear interest at 2.820% per annum, the Class A-1b senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.49 years at issuance and bear interest at one-month London Interbank Offered Rate (LIBOR) + 0.260%, which rate will be reset monthly, the Class B junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.14 years at issuance and bear interest at 3.050% per annum and the Class C junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.36 years at issuance and bear interest at 3.200% per annum.

Under the terms of the Asset-Backed Notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity.

ABS Financing Facility
As of March 31, 2018, aggregate outstanding borrowings under two loans through an ABS Entity with a number of financial institutions were approximately $2.4 billion. Under these loan agreements, we have the right to prepay all or a portion of the loans at any time without penalty, but in certain cases, with breakage costs. If we choose to prepay, the amount prepaid shall be available for further drawdowns until September 2018, except in certain circumstances. As a result of our prepayment of $0.4 billion in December 2017, $0.4 billion is available for further drawdowns. There is a two year revolving period, beginning from September 2016, which may be extended, during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2018	2017
Assets
Account receivable, net	$8,478	$8,101
Prepaid expenses and other	835	636
Other assets	3,278	2,680

Liabilities
Accounts payable and accrued liabilities	7	5
Short-term portion of long-term debt	3,099	1,932
Long-term debt	6,969	6,955

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities
As of March 31, 2018, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes. In April 2018, we amended our $9.0 billion credit facility to increase the capacity to $9.5 billion and extend its maturity to April 4, 2022.

We had fully drawn from the $1.0 billion equipment credit facility entered into in March 2016 insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency. As of March 31, 2018, we had an outstanding balance of $0.8 billion. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into equipment credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available through October 2019, contingent upon the amount of eligible equipment-related purchases that we make. During the three months ended March 31, 2018, we drew down $1.7 billion from these facilities, which remained outstanding as of March 31, 2018.

Additional Financing Activities (Non-Cash Transaction)
During the three months ended March 31, 2018 we financed, primarily through alternative financing arrangements, the purchase of approximately $0.3 billion of long-lived assets consisting primarily of network equipment. During the three months ended March 31, 2017 we financed, primarily through alternative financing arrangements, the purchase of approximately $0.1 billion of long-lived assets consisting primarily of network equipment. At March 31, 2018 and 2017, $1.3 billion and $1.2 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2018, $0.8 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2018, $0.7 billion aggregate principal amount of these obligations remained outstanding. During April 2018, $0.3 billion of 6.84% GTE LLC notes matured and were repaid.

6.	Wireless Device Payment Plans

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers who activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term plans, and their device payment plan charge is included on their standard wireless monthly bill. As of January 2017, we no longer offer consumers new fixed-term service plans for phones. However, we continue to service existing plans and provide these plans to business customers.

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2018	2017
Device payment plan agreement receivables, gross	$17,588	$17,770
Unamortized imputed interest	(661)	(821)
Device payment plan agreement receivables, net of unamortized imputed interest	16,927	16,949
Allowance for credit losses	(803)	(848)
Device payment plan agreement receivables, net	$16,124	$16,101

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$11,219	$11,064
Other assets	4,905	5,037
Device payment plan agreement receivables, net	$16,124	$16,101

Included in our device payment plan agreement receivables, net at March 31, 2018, are net device payment plan agreement receivables of $11.6 billion that have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet. See Note 5 for additional information.

We may offer certain promotions that allow a customer to trade in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At March 31, 2018, the amount of trade-in liability was insignificant.

From time to time, we offer certain marketing promotions that allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation.

For Wireless indirect channel contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term. See Note 2 for additional information on financing considerations with respect to Wireless direct channel contracts with customers.

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

Based on the custom credit risk score, we assign each customer to a credit class, each of which has a specified required down payment percentage, which ranges from zero to 100%, and specified credit limits. Device payment plan agreement receivables originated from customers assigned to credit classes requiring no down payment represent the lowest risk. Device payment plan agreement receivables originated from customers assigned to credit classes requiring a down payment represent a higher risk.

Subsequent to origination, Verizon Wireless monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreements and fixed-term service plans. The extent of our collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. We continuously monitor collection performance results and the credit quality of our device payment plan agreement receivables based on a variety of metrics, including aging. Verizon Wireless considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

	At March 31,	At December 31,
(dollars in millions)	2018	2017
Unbilled	$16,444	$16,591
Billed:
Current	941	975
Past due	203	204
Device payment plan agreement receivables, gross	$17,588	$17,770

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2018	2017
Balance at January 1,	$848	$688
Bad debt expense	104	151
Write-offs	(149)	(154)
Balance at March 31,	$803	$685

Sales of Wireless Device Payment Plan Agreement Receivables
In 2015 and 2016, we established programs pursuant to a Receivables Purchase Agreement, or RPA, to sell from time to time, on an uncommitted basis, eligible device payment plan agreement receivables to a group of primarily relationship banks (Purchasers) on both a revolving and non-revolving basis, collectively the Programs. In December 2017, the RPA and all other related transaction documents were terminated. Under the Programs, eligible device payment plan agreement receivables were transferred to the Purchasers for upfront cash proceeds and additional consideration upon settlement of the receivables, referred to as the deferred purchase price.

Deferred Purchase Price
The deferred purchase price was initially recorded in our condensed consolidated balance sheets as an Other asset at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The estimated value of the device trade-in considered prices expected to be offered to us by independent third parties. This estimate contemplated changes in value after the launch of a device. The fair value measurements were considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price was contingent on collections from customers. During 2017, we repurchased all outstanding receivables previously sold to the Purchasers in exchange for the obligation to pay the associated deferred purchase price to the wholly-owned subsidiaries that were bankruptcy remote special purpose entities (Sellers).

Collections following the repurchase of receivables were $0.2 billion and an insignificant amount during the three months ended March 31, 2018 and 2017, respectively. Collections of deferred purchase price were $0.3 billion during the three months ended March 31, 2017. These collections were recorded in Cash Flows used in investing activities in our condensed consolidated statements of cash flows.

Variable Interest Entities
As the Programs were terminated in December 2017, VIEs related to the sale of wireless device payment plan receivables did not exist at March 31, 2018.

During the three months ended March 31, 2017, under the RPA, the Sellers’ sole business consisted of the acquisition of the receivables from Cellco Partnership and certain other affiliates of Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers were not available to be used to satisfy obligations of any Verizon entities other than the Sellers. We determined that the Sellers were VIEs as they lacked sufficient equity to finance their activities. Given that we had the power to direct the activities of the Sellers that most significantly impacted the Sellers’ economic performance, we were deemed to be the primary beneficiary of the Sellers. As a result, we consolidated the assets and liabilities of the Sellers into our condensed consolidated financial statements.

Continuing Involvement
During the three months ended March 31, 2017, Verizon had continuing involvement with the sold receivables as it serviced the receivables. We serviced the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures were applied to the sold receivables that applied to owned receivables, and we maintained normal relationships with our customers. The credit quality of the customers we serviced was consistent throughout the periods presented.

In addition, we had continuing involvement related to the sold receivables as we were responsible for absorbing additional credit losses pursuant to the agreements. Credit losses on receivables sold were insignificant during the three months ended March 31, 2017.

7.	Fair Value Measurements

Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$71	$—	$—	$71
Fixed income securities	5	366	—	371
Interest rate swaps	—	5	—	5
Cross currency swaps	—	1,502	—	1,502
Interest rate caps	—	13	—	13
Total	$76	$1,886	$—	$1,962

Liabilities:
Other liabilities:
Interest rate swaps	$—	$866	$—	$866
Cross currency swaps	—	6	—	6
Interest rate caps	—	3	—	3
Total	$—	$875	$—	$875

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$74	$—	$—	$74
Fixed income securities	—	366	—	366
Interest rate swaps	—	54	—	54
Cross currency swaps	—	450	—	450
Interest rate caps	—	6	—	6
Total	$74	$876	$—	$950

Liabilities:
Other liabilities:
Interest rate swaps	$—	$413	$—	$413
Cross currency swaps	—	46	—	46
Total	$—	$459	$—	$459

(1)	quoted prices in active markets for identical assets or liabilities

(2)	observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	no observable pricing inputs in the market

Equity securities measured at fair value on a recurring basis consist of investments in common stock of domestic and international corporations measured using quoted prices in active markets. These equity securities exclude certain of our equity investments, which were previously accounted for under the cost method, as they do not have readily determinable fair values. Accordingly, the value of these investments beginning

January 1, 2018 has been measured using a quantitative approach under the practicability exception offered by ASU 2016-01. See Note 1 for additional information. As of March 31, 2018, the carrying amount of our investments without readily determinable fair values was $0.3 billion. During the three months ended March 31, 2018, there were no adjustments due to observable price changes and we recognized an insignificant impairment charge.

Fixed income securities consist primarily of investments in municipal bonds as well as U.S. Treasury securities. We use quoted prices in active markets for the majority of our U.S. Treasury securities, therefore these securities are classified as Level 1. For fixed income securities that do not have quoted prices in active markets, we use alternative matrix pricing resulting in these debt securities being classified as Level 2.

Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments. Our derivative instruments are recorded on a gross basis.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

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

	At March 31,		At December 31,
	2018		2017
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$118,056	$127,677	$116,075	$128,658

Derivative Instruments
The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
	2018	2017
(dollars in millions)	Notional Amount	Notional Amount
Interest rate swaps	$20,214	$20,173
Cross currency swaps	16,638	16,638
Interest rate caps	2,840	2,840

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. We record the interest rate swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the hedged debt due to changes in interest rates.

The ineffective portion of these interest rate swaps was insignificant for the three months ended March 31, 2018 and 2017.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At March 31,	At December 31,
(dollars in millions)	2018	2017
Carrying amount of hedged liabilities	$19,276	$19,723
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(807)	(316)

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three months ended March 31, 2018 and 2017, pre-tax gains of $1.1 billion and $0.1 billion, respectively, were recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other expense, net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Net Investment Hedges
We have designated certain foreign currency instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt as a net investment hedge was $0.9 billion at March 31, 2018 and December 31, 2017.

Undesignated Derivatives
We also have the following derivative contracts which we use as an economic hedge but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility and Asset-Backed Notes. During the three months ended March 31, 2018 and 2017, we recognized an insignificant amount in Interest expense.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSAs) which provide rules for collateral exchange. Our CSAs entered into prior to the fourth quarter of 2017 generally require collateralized arrangements with our counterparties in connection with uncleared derivatives. During the first quarter of 2017, we paid an insignificant amount of cash to extend amendments to certain of our collateral exchange arrangements, which eliminated the requirement to post collateral for a specified period of time. During the fourth quarter of 2017, we began negotiating and executing new ISDA master agreements and CSAs with our counterparties. The newly executed CSAs contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At March 31, 2018, we posted collateral of approximately $0.1 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet. We did not post any collateral at December 31, 2017. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

8.	Stock-Based Compensation

Verizon Long-Term Incentive Plan

In May 2017, Verizon’s shareholders approved the 2017 Long Term Incentive Plan (the 2017 Plan) and terminated Verizon's authority to grant new awards under the Verizon 2009 Long-Term Incentive Plan (the 2009 Plan). The 2017 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. Upon approval of the 2017 Plan, Verizon reserved the number of shares that were remaining but not issued under the 2009 Plan. Shares subject to outstanding awards under the 2009 Plan that expire, are canceled or otherwise terminated will also be available for the awards under the 2017 Plan. As of March 31, 2018, approximately 91 million shares are reserved for future issuance under the 2017 Plan.

Restricted Stock Units

Restricted Stock Units (RSUs) granted under the 2017 Plan generally vest in three equal installments on each anniversary of the grant date. The RSUs are generally paid in stock upon vesting and are thus classified as equity awards that are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. If RSUs are settled in cash, the awards are classified as liability awards and the liability is measured at its fair value at the end of each reporting period. All RSUs granted under the 2017 Plan have dividend equivalent units, which will be paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award.

In February 2018, Verizon announced a broad-based employee special award of RSUs under the 2017 Plan to eligible full-time and part-time employees. These RSUs will vest in two equal installments on each anniversary of the grant date, and will be paid in cash.

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

Performance Stock Units

The 2017 Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the 2017 Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the three-year performance cycle. The PSUs are classified as liability awards because the PSU awards are paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. All PSUs granted under the 2017 Plan have dividend equivalent units, which will be paid to participants at the time that PSU award is determined and paid, and in the same proportion as the PSU award. The granted and cancelled activity for the PSU award includes adjustments for the performance goals achieved.

The following table summarizes the changes in the RSUs and PSUs outstanding:

	Restricted Stock Units		Performance Stock Units
(shares in thousands)	Equity Awards	Liability Awards
January 1, 2018	12,633	13,991	18,235
Granted	2,765	13,560	5,066
Payments	(5,778)	(2,746)	(4,525)
Cancelled/Forfeited	(32)	(542)	(2,275)
March 31, 2018	9,588	24,263	16,501

As of March 31, 2018, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $1.5 billion and is expected to be recognized over approximately two years.

The equity RSUs granted in 2018 have a weighted-average grant date fair value of $48.89 per unit.

9.	Employee Benefits

We maintain non-contributory defined benefit pension plans for certain employees. In addition, we maintain postretirement health care and life insurance plans for certain retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain recent and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include pension and benefit related credits and/or charges based on actuarial assumptions, including projected discount rates, an estimated return on plan assets, and health care trend rates. These estimates are updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions or upon a remeasurement. The adjustment is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2018	2017	2018	2017
Service cost - Cost of services	$58	$55	$26	$29
Service cost - Selling, general and administrative expense	14	15	6	8
Service cost	$72	$70	$32	$37

Amortization of prior service cost (credit)	$10	$10	$(244)	$(235)
Expected return on plan assets	(329)	(316)	(11)	(13)
Interest cost	166	171	153	165
Other components	$(153)	$(135)	$(102)	$(83)

Total	$(81)	$(65)	$(70)	$(46)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other expense, net.

Severance Payments
During the three months ended March 31, 2018, we paid severance benefits of $0.2 billion. At March 31, 2018, we had a remaining severance liability of $0.3 billion, a portion of which includes future contractual payments to employees separated as of March 31, 2018.

Employer Contributions
During the three months ended March 31, 2018, we made a discretionary contribution of $1.0 billion to our qualified pension plans. As a result of the $1.0 billion and $3.4 billion discretionary pension contributions during the three months ended March 31, 2018 and 2017, respectively, we do not expect mandatory pension funding through December 31, 2018. There was no contribution made to our nonqualified pension plans during the three months ended March 31, 2018. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2018 as previously disclosed in Part II. Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017.

10.	Equity and Accumulated Other Comprehensive Income

Equity
Changes in the components of Total equity were as follows:

	Attributable	Noncontrolling	Total
(dollars in millions)	to Verizon	Interests	Equity
Balance at January 1, 2018	$43,096	$1,591	$44,687
Opening balance sheet adjustment related to adoption of Topic 606, ASU 2018-02 and other ASUs (Note 1)	2,862	44	2,906
Adjusted opening balance, January 1, 2018	45,958	1,635	47,593

Net income	4,545	121	4,666
Other comprehensive income	416	—	416
Comprehensive income	4,961	121	5,082

Common stock	5	—	5
Contributed capital	2,336	—	2,336
Dividends declared	(2,438)	—	(2,438)
Common stock in treasury	147	—	147
Distributions and other	(188)	(192)	(380)
Balance at March 31, 2018	$50,781	$1,564	$52,345

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the three months ended March 31, 2018. At March 31, 2018, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.4 million common shares issued from Treasury stock during the three months ended March 31, 2018.

In connection with our acquisition of Straight Path in February 2018, we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion.

Accumulated Other Comprehensive Income
The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2018	$(468)	$(111)	$32	$3,206	$2,659
Opening balance sheet adjustment related to the adoption of ASU 2018-02 and other ASUs (Note 1)	(15)	(24)	(13)	682	630
Adjusted opening balance, January 1, 2018	(483)	(135)	19	3,888	3,289
Other comprehensive income (loss)	93	803	(5)	—	891
Amounts reclassified to net income	—	(302)	—	(173)	(475)
Net other comprehensive income (loss)	93	501	(5)	(173)	416
Balance at March 31, 2018	$(390)	$366	$14	$3,715	$3,705

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gain on cash flow hedges in the table above are included in Other expense, net and Interest expense in our condensed consolidated statement of income. See Note 7 for additional information. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense in our condensed consolidated statement of income. See Note 9 for additional information.

11.	Segment Information

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

The Wireline segment is organized in four customer groups: Consumer Markets, which includes consumer retail customers; Enterprise Solutions, which includes large business customers, including multinational corporations, and federal government customers; Partner Solutions, which includes other carriers that use our facilities to provide services to their customers; and Business Markets, which includes U.S.-based small and medium business customers, state and local governments, and educational institutions.

Corporate and other includes the results of our Media business, branded Oath, our telematics business, branded Verizon Connect, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance. We completed our acquisition of Yahoo’s operating business in June 2017.

In May 2017, we completed the Data Center Sale, where we sold 23 customer-facing data center sites in the U.S. and Latin America to Equinix Inc. The results of operations for this divestiture and other insignificant transactions are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below includes the effects of special items that management does not consider in assessing segment performance, primarily because of their nature.

We have adjusted prior period consolidated and segment information, where applicable, to conform to the current period presentation. On January 1, 2018, we adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Components other than the service component of net periodic benefit cost (income), inclusive of the mark to market pension and benefit remeasurements, have been reclassified from operating to non-operating charges (benefits) in our condensed consolidated statements of income. The adoption of ASU 2017-07 did not change how we present our segment results.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
External Operating Revenues
Wireless
Service	$15,371	$15,730
Equipment	5,040	3,764
Other	1,396	1,282
Total Wireless	21,807	20,776

Wireline
Consumer Markets	3,149	3,201
Enterprise Solutions	2,240	2,311
Partner Solutions	979	989
Business Markets	871	879
Other	67	61
Total Wireline	7,306	7,441
Total reportable segments	$29,113	$28,217

Intersegment Revenues
Wireless	$93	$102
Wireline	251	241
Total reportable segments	$344	$343

Total Operating Revenues
Wireless	$21,900	$20,878
Wireline	7,557	7,682
Total reportable segments	$29,457	$28,560

Operating Income
Wireless	$8,049	$7,076
Wireline	69	206
Total reportable segments	$8,118	$7,282

The following table provides asset information for our reportable segments:

	At March 31,	At December 31,
(dollars in millions)	2018	2017
Assets
Wireless	$248,563	$235,873
Wireline	76,740	75,282
Total reportable segments	325,303	311,155
Corporate and other	246,685	239,040
Eliminations	(307,472)	(293,052)
Total consolidated - reported	$264,516	$257,143

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Total reportable segment operating revenues	$29,457	$28,560
Corporate and other	2,711	1,460
Eliminations	(396)	(400)
Operating results from divested businesses	—	194
Total consolidated operating revenues	$31,772	$29,814

Fios revenues are included within our Wireline segment and amounted to approximately $3.0 billion and $2.9 billion for the three months ended March 31, 2018 and 2017, respectively.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Total reportable segment operating income	$8,118	$7,282
Corporate and other	(407)	(315)
Other components of net periodic benefit cost (income) (Note 9)	(255)	(218)
Acquisition and integration related charges (Note 3)	(107)	—
Gain on spectrum license transaction (Note 3)	—	126
Operating results from divested businesses	—	87
Total consolidated operating income	7,349	6,962

Equity in losses of unconsolidated businesses	(19)	(21)
Other expense, net	(75)	(627)
Interest expense	(1,201)	(1,132)
Income Before Provision For Income Taxes	$6,054	$5,182

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2018 and 2017.

12.	Commitments and Contingencies

In the ordinary course of business, Verizon is involved in various commercial litigation and regulatory proceedings at the state and federal level. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including: (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods, including the Hicksville matter described below, will have a material effect on our financial condition, but it could have a material effect on our results of operations for a given reporting period.

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

Verizon is currently involved in approximately 35 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and could seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly skilled, diverse and dedicated workforce of approximately 154,700 employees as of March 31, 2018.

To compete effectively in today’s dynamic marketplace, we are focused on transforming around the capabilities of our high-performing networks with a goal of future growth based on delivering what customers want and need in the new digital world. During 2018, we are focused on leveraging our network leadership, retaining and growing our high-quality customer base while balancing profitability, enhancing ecosystems in growth businesses, and driving monetization of our networks and solutions. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber-optic network that supports our businesses, maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth. We are consistently deploying new network architecture and technologies to extend our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. In addition, protecting the privacy of our customers’ information and the security of our systems and networks will continue to be a priority at Verizon. Our network leadership will continue to be the hallmark of our brand and provide the fundamental strength at the connectivity, platform and solutions layers upon which we build our competitive advantage.

Highlights of our financial results for the three months ended March 31, 2018 include:

•	Earnings of $1.11 per share on a United States (U.S.) generally accepted accounting principles (GAAP) basis.

•	Total operating revenue of $31.8 billion.

•	Total operating income of $7.3 billion.

•	Net income of $4.7 billion.

•	Cash flow from operations of $6.6 billion.

•	Capital expenditures of $4.6 billion.

Business Overview
We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services, and customer groups, respectively.

•	Total Wireless segment operating revenues for the three months ended March 31, 2018 totaled $21.9 billion, an increase of 4.9% compared to the similar period in 2017.

•	Total Wireline segment operating revenues for the three months ended March 31, 2018 totaled $7.6 billion, a decrease of 1.6% compared to the similar period in 2017.

•
Operating revenues for our Media business, branded Oath and included in Corporate and other, were $1.9 billion for the three months ended March 31, 2018, an increase of $1.2 billion compared to the similar period in 2017, primarily due to the acquisition of Yahoo! Inc.'s (Yahoo) operating business in June of 2017.

Wireless
Our Wireless segment, doing business as Verizon Wireless, provides wireless communications products and services across one of the most extensive wireless networks in the U.S. We provide these services and equipment sales to consumer, business and government customers across the U.S. on a postpaid and prepaid basis. A retail postpaid connection represents an individual line of service for a wireless device for which a customer is billed one month in advance a monthly access charge in return for access to and usage of network service. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance. Our Wireless segment also includes reseller arrangements, in which other telecommunications companies utilize Verizon's network to resell wireless service to their respective end customers.

We are focusing our wireless capital spending on adding capacity and density to our 4G Long-Term Evolution (LTE) network. Approximately 99% of our total data traffic during March 2018 was carried on our 4G LTE network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Densification enables us to add capacity to manage mobile video consumption and demand for the Internet of Things (IoT), and also positions us for the deployment of 5G technology. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We continue to work with key partners on innovation, standards development and requirements for 5G wireless technology. During 2017, we deployed the largest 5G trial network in the U.S. with active customers. In November 2017, we announced that we will commercially launch 5G wireless residential broadband services in three to five U.S. markets in 2018.

Wireline
Our Wireline segment provides communications products and enhanced services, including video and data services, corporate networking solutions, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world.

In our Wireline business, to compensate for the shrinking market for traditional voice service, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. We expect our One Fiber initiative will aid in the densification of our 4G LTE wireless network and position us for the deployment of 5G technology. The expansion of our multi-use fiber footprint also creates opportunities to generate revenue from fiber-based services in our Wireline business. We continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability across the segment.

Corporate and Other
Corporate and other includes the results of our Media business, branded Oath, our telematics business, branded Verizon Connect, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in all segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

Oath, our organization that combined Yahoo’s operating business with our pre-existing Media business, includes diverse media and technology brands that engage approximately a billion monthly active users around the world. We believe that Oath, with its technology, content and data, will help us expand the global scale of our digital media business and build brands for the future. See Note 3 to the condensed consolidated financial statements for additional information.

We are also building our growth capabilities in the emerging IoT market by developing business models to monetize usage on our network at the connectivity and platform layers. During the three months ended March 31, 2018, we recognized IoT revenues (including Verizon Connect) of $0.4 billion, a 13% increase, compared to the similar period in 2017. This increase was primarily attributable to an increase in revenues related to our comprehensive suite of services and solutions in the telematics market.

Capital Expenditures and Investments
We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2018, these investments included $4.6 billion for capital expenditures. See "Cash Flows Used in Investing Activities" and "Operating Environment and Trends" for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Operating Environment and Trends
There have been no significant changes to the information related to trends affecting our business that was disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2017.

We adopted Accounting Standard Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" on January 1, 2018, using the modified retrospective application. This method does not impact the prior periods, which continue to reflect the accounting treatment prior to the adoption of Topic 606. As a result, for items that were affected by our adoption of Topic 606, financial results of periods prior to January 1, 2018 are not comparable to the current period financial results.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Wireless	$21,900	$20,878	$1,022	4.9%
Wireline	7,557	7,682	(125)	(1.6)
Corporate and other	2,711	1,654	1,057	63.9
Eliminations	(396)	(400)	4	(1.0)
Consolidated Revenues	$31,772	$29,814	$1,958	6.6

During the three months ended March 31, 2018, consolidated revenues increased $2.0 billion, or 6.6%, compared to the similar period in 2017, due to an increase in revenues at our Wireless segment and within Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues increased $1.1 billion, or 63.9%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to an increase in revenue as a result of the acquisition of Yahoo’s operating business in June 2017. This increase was partially offset by the sale of 23 customer-facing data center sites in the U.S. and Latin America in our Wireline segment (Data Center Sale) in May 2017 and other insignificant transactions (see "Operating Results From Divested Businesses" below).

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Cost of services	$7,946	$7,239	$707	9.8%
Wireless cost of equipment	5,309	4,808	501	10.4
Selling, general and administrative expense	6,844	6,746	98	1.5
Depreciation and amortization expense	4,324	4,059	265	6.5
Consolidated Operating Expenses	$24,423	$22,852	$1,571	6.9

Cost of Services
Cost of services increased $0.7 billion, or 9.8%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to the acquisition of Yahoo’s operating business as well as an increase in rent expense at our Wireless segment and an increase in content costs at our Wireline segment.

Wireless Cost of Equipment
Cost of equipment increased $0.5 billion, or 10.4% during the three months ended March 31, 2018, compared to the similar period in 2017, primarily as a result of a shift to higher priced units in the mix of devices sold, partially offset by a decline in the number of smartphones sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $0.1 billion, or 1.5%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to an increase in expenses as a result of the acquisition of Yahoo's operating business in June 2017. This increase was partially offset by decreases in commission expense at both our Wireless and Wireline segments following the adoption of Topic 606 as well as decreases in employee related costs, bad debt expense and advertising expense at our Wireless segment.

Operating Results From Divested Businesses
In May 2017, we completed the Data Center Sale. The results of operations related to these divestitures and other insignificant transactions are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker. The results of operations related to these divestitures included within Corporate and other are as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Operating Results From Divested Businesses
Operating revenues	$—	$194
Cost of services	—	61
Selling, general and administrative expense	—	29
Depreciation and amortization expense	—	17

Other Consolidated Results

Other Expense, Net
Additional information relating to Other expense, net is as follows:

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Interest income	$16	$14	$2	14.3%
Other components of net periodic benefit cost	255	218	37	17.0
Other, net	(346)	(859)	513	59.7
Total	$(75)	$(627)	$552	88.0

Other expense, net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and postretirement benefit costs. The change in Other expense, net during the three months ended March 31, 2018, compared to the similar period in 2017 was driven by early debt redemption costs of $0.2 billion, compared to $0.8 billion recorded during 2017.

Interest Expense

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Total interest costs on debt balances	$1,377	$1,307	$70	5.4%
Less capitalized interest costs	176	175	1	0.6
Total	$1,201	$1,132	$69	6.1

Average debt outstanding	$117,973	$111,390
Effective interest rate	4.7%	4.7%

Total interest costs on debt balances increased during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to higher average debt balances (see "Consolidated Financial Condition").

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Provision for income taxes	$1,388	$1,629	$(241)	(14.8)%
Effective income tax rate	22.9%	31.4%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate and provision for income taxes during the three months ended March 31, 2018, compared to the similar period in 2017, was primarily due to the permanent reduction in the statutory U.S. federal corporate income tax rate from 35% to 21%, partially offset by the unfavorable impact of base broadening provisions of the Tax Cuts and Jobs Act (TCJA) that took effect on January 1, 2018. The decrease in the effective income tax rate was partially offset by greater tax benefits from the favorable resolution of various income tax audits in the prior period.

In December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the TCJA. Verizon continues to analyze the effects of the TCJA, including the effects of any state tax law changes that may arise as a result of federal tax reform, on its financial statements and operations and include any adjustments to tax expense or benefit from continuing operations in the reporting periods that such adjustments are determined, consistent with the one-year measurement period set forth in SAB 118. As of March 31, 2018, we have not recorded adjustments to the provisional amounts previously disclosed in our annual report.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.3 billion at March 31, 2018 and $2.4 billion at December 31, 2017. Interest and penalties related to unrecognized tax benefits were $0.3 billion (after-tax) at March 31, 2018 and December 31, 2017.

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

Consolidated Adjusted EBITDA is calculated by excluding the effect of special items from the calculation of Consolidated EBITDA. We believe this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes and depreciation policies. Further, the exclusion of special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional details regarding these special items.

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

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Consolidated Net Income	$4,666	$3,553
Add (Less):
Provision for income taxes	1,388	1,629
Interest expense	1,201	1,132
Other (income) expense, net	75	627
Equity in losses of unconsolidated businesses	19	21
Consolidated Operating Income	$7,349	$6,962
Add Depreciation and amortization expense	4,324	4,059
Consolidated EBITDA	$11,673	$11,021

Add (Less):
Acquisition and integration related charges	$105	$—
Gain on spectrum license transaction	—	(126)
Consolidated Adjusted EBITDA	$11,778	$10,895

The changes in Consolidated Net Income, Consolidated Operating Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2018, compared to the similar periods in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireless
Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions, except ARPA and I-ARPA)	2018	2017	(Decrease)
Service	$15,402	$15,778	$(376)	(2.4)%
Equipment	5,040	3,764	1,276	33.9
Other	1,458	1,336	122	9.1
Total Operating Revenues	$21,900	$20,878	$1,022	4.9

Connections (‘000): (1)
Retail	116,182	113,913	2,269	2.0
Retail postpaid	111,114	108,483	2,631	2.4

Net additions in period (‘000): (2)
Retail connections	(75)	(324)	249	76.9
Retail postpaid connections	260	(307)	567	nm

Churn Rate:
Retail connections	1.28%	1.39%
Retail postpaid connections	1.04%	1.15%

Account Statistics:
Retail postpaid ARPA (3)	$131.71	$136.98	$(5.27)	(3.8)
Retail postpaid I-ARPA (3)	$164.72	$166.01	$(1.29)	(0.8)

Retail postpaid accounts (‘000) (1)	35,333	35,270	63	0.2
Retail postpaid connections per account (1)	3.14	3.08	0.06	1.9

(1)	As of end of period

(2)	Excluding acquisitions and adjustments

(3)
ARPA and I-ARPA for periods beginning after January 1, 2018 reflect the adoption of Topic 606. ARPA and I-ARPA for periods ending prior to January 1, 2018 were calculated based on the guidance per ASC Topic 605, "Revenue Recognition". Accordingly, amounts are not calculated on a comparative basis.

nm - not meaningful

Wireless’ total operating revenues increased by $1.0 billion, or 4.9%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily as a result of an increase in equipment revenues, partially offset by a decline in service revenues following adoption of Topic 606.

Accounts and Connections
Retail postpaid accounts primarily represent retail customers with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. Accounts include unlimited plans, shared data plans and corporate accounts, as well as legacy single connection plans and family plans. A single account may include monthly wireless services for a variety of connected devices.

Retail connections represent our retail customer device postpaid and prepaid connections. Churn is the rate at which service to connections is terminated. Retail connections under an account may include those from smartphones and basic phones (collectively, phones) as well as tablets and other Internet devices, including wearables and retail IoT devices. The U.S. wireless market has achieved a high penetration of smartphones which reduces the opportunity for new phone connection growth for the industry. Retail postpaid connection net additions increased during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to an increase in retail postpaid connection gross additions as well as a lower retail postpaid connection churn rate.

Retail Postpaid Connections per Account
Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 1.9% as of March 31, 2018, compared to March 31, 2017. The increase in retail postpaid connections per account is primarily due to an increase in Internet devices, including tablets and other connected devices, which represented 19% of our retail postpaid connection base as of March 31, 2018, compared to 18% as of March 31, 2017. The increase in Internet devices is primarily driven by other connected devices, primarily wearables, as of March 31, 2018 compared to March 31, 2017.

Service Revenue
Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, decreased by $0.4 billion, or 2.4%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to a lower amount of revenue allocated to service revenue following adoption of Topic 606. See Note 1 and 2 to the condensed consolidated financial statements for additional information. Also contributing to the decrease was lower postpaid service revenue, including decreased overage revenue, partially offset by an increase in access revenue. Overage revenue pressure was primarily related to the introduction of unlimited pricing plans in 2017 and the ongoing migration to the pricing plans that feature safety mode and carryover data. Service revenue was also negatively impacted as a result of the ongoing customer migration to plans with unsubsidized service pricing. The pace of migration to unsubsidized price plans is approaching steady state as the majority of customers are on such plans at March 31, 2018.

Customer migration to unsubsidized service pricing was driven in part by an increase in the activation of devices purchased under the Verizon device payment program. For the three months ended March 31, 2018, phone activations under the Verizon device payment program represented approximately 77% of retail postpaid phones activated compared to approximately 76% during the three months ended March 31, 2017. At March 31, 2018, approximately 81% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 72% at March 31, 2017. At March 31, 2018, approximately 49% of our retail postpaid phone connections participated in the Verizon device payment program compared to approximately 48% at March 31, 2017.

Service revenue plus recurring device payment plan billings related to the Verizon device payment program, which represents the total value received from our wireless connections, increased $0.1 billion, or 0.3%, during the three months ended March 31, 2018, compared to the similar period in 2017.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, was negatively impacted during the three months ended March 31, 2018, compared to the similar period in 2017. This decrease was a result of a lower amount of revenue allocated to service revenue following adoption of Topic 606 as well as customer migration to plans with unsubsidized service pricing, including our price plans which feature safety mode and carryover data, and the introduction of unlimited data plans in 2017. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, decreased 0.8% during the three months ended March 31, 2018, compared to the similar period in 2017. The decrease was driven by a decline in service revenue, primarily as a result of a lower amount of revenue allocated to service revenue, partially offset by an increase in recurring device payment plan billings.

Equipment Revenue
Equipment revenue increased $1.3 billion, or 33.9%, during the three months ended March 31, 2018, compared to the similar period in 2017, as a result of a shift to higher priced units in the mix of devices sold and a higher amount of revenue allocated to equipment revenue following adoption of Topic 606. See Note 1 and 2 to the condensed consolidated financial statements for additional information. This increase was partially offset by an overall decline in device sales.

Under the Verizon device payment program, we recognize a higher amount of equipment revenue at the time of sale of devices. For the three months ended March 31, 2018, phone activations under the Verizon device payment program represented approximately 77% of retail postpaid phones activated compared to approximately 76% during the three months ended March 31, 2017.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.1 billion, or 9.1%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to a $0.1 billion volume and rate-driven increase in revenues related to our device protection package.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Cost of services	$2,215	$2,187	$28	1.3%
Cost of equipment	5,309	4,808	501	10.4
Selling, general and administrative expense	3,899	4,469	(570)	(12.8)
Depreciation and amortization expense	2,428	2,338	90	3.8
Total Operating Expenses	$13,851	$13,802	$49	0.4

Cost of Services
Cost of services increased 1.3% during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to higher rent expense as a result of an increase in macro and small cell sites supporting network capacity expansion and densification, as well as a volume-driven increase in costs related to the device protection package offered to our customers. Partially offsetting these increases were decreases in costs related to roaming.

Cost of Equipment
Cost of equipment increased $0.5 billion, or 10.4%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily as a result of a shift to higher priced units in the mix of devices sold, partially offset by a decline in the number of smartphones sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.6 billion, or 12.8%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to a $0.3 billion decline in sales commission expense, as well as a decline of approximately $0.1 billion in employee related costs primarily due to reduced headcount, bad debt expense and advertising expense. The decline in sales commission expense during the three months ended March 31, 2018, compared to the similar period in 2017, was driven by decreased selling-related costs primarily arising from the deferral of commission costs following adoption of Topic 606.

Wireless costs to obtain contracts are amortized over our customers' estimated device upgrade cycles, as such costs are typically incurred each time a customer upgrades.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 billion, or 3.8%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Segment Operating Income	$8,049	$7,076	$973	13.8%
Add Depreciation and amortization expense	2,428	2,338	90	3.8
Segment EBITDA	$10,477	$9,414	$1,063	11.3
Segment operating income margin	36.8%	33.9%
Segment EBITDA margin	47.8%	45.1%

The changes in the table above during the three months ended March 31, 2018, compared to the similar period in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Wireline

The Wireline segment is organized in four customer groups: Consumer Markets, which includes consumer retail customers; Enterprise Solutions, which includes large business customers, including multinational corporations, and federal government customers; Partner Solutions, which includes other carriers that use our facilities to provide services to their customers; and Business Markets, which includes U.S.-based small and medium business customers, state and local governments, and educational institutions.

The operating revenues from XO are included in the Wireline segment results as of February 2017, following the completion of the acquisition, and are included with the Enterprise Solutions, Partner Solutions and Business Markets customer groups. Total operating revenues of XO for the three months ended March 31, 2018 and 2017 were $0.3 billion and $0.2 billion, respectively.

The operating results and statistics for all periods presented below exclude the results of the Data Center Sale in 2017 and other insignificant transactions (see "Operating Results From Divested Businesses"). The results were adjusted to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Consumer Markets	$3,150	$3,201	$(51)	(1.6)%
Enterprise Solutions	2,240	2,311	(71)	(3.1)
Partner Solutions	1,228	1,229	(1)	(0.1)
Business Markets	871	879	(8)	(0.9)
Other	68	62	6	9.7
Total Operating Revenues	$7,557	$7,682	$(125)	(1.6)

Connections (‘000):(1)
Total voice connections	12,555	13,634	(1,079)	(7.9)

Total Broadband connections	6,966	7,011	(45)	(0.6)
Fios Internet connections	5,916	5,688	228	4.0
Fios Video connections	4,597	4,681	(84)	(1.8)

(1)	As of end of period

Wireline’s revenues decreased $0.1 billion, or 1.6% during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to decreases in Consumer Markets, as a result of declines in voice, Fios video and HSI services, and Enterprise Solutions, as a result of declines in traditional data and voice communication services. The three months ended March 31, 2018 includes one additional month of operating revenues from XO compared to the similar period in 2017.

Fios revenues were $3.0 billion during the three months ended March 31, 2018, compared to $2.9 billion during the similar period in 2017. During the three months ended March 31, 2018, our Fios Internet subscriber base grew by 4.0% and our Fios Video subscriber base decreased by 1.8%, compared to the similar period in 2017, reflecting increased demand in higher broadband speeds and the ongoing shift from traditional linear video to over-the-top offerings.

Consumer Markets
Consumer Markets operations provide broadband Internet and video services (including Fios Internet, Fios Video and HSI services) and local and long distance voice services to residential subscribers.

Consumer Markets revenues decreased $0.1 billion, or 1.6% during the three months ended March 31, 2018, compared to the similar period in 2017, related to Fios Video, and the continued decline of voice services and HSI revenues, partially offset by an increase in Fios Internet revenues due to subscriber growth and higher value customer mix.

Service revenues attributable to voice, Fios Video and HSI services declined during the three months ended March 31, 2018, compared to the similar period in 2017, related to declines of 7.9%, 1.8% and 20.6% in connections, respectively. The decline in voice connections is primarily a result of competition and technology substitution with wireless, competing VoIP (voice over IP) and cable telephony service. The decline in video connections continues to result from the shift in traditional linear video to over-the-top offerings. The decline in HSI connections was offset by an increase in Fios Internet connections driven by higher demand for faster internet speeds.

Enterprise Solutions
Enterprise Solutions provides professional and integrated managed services, delivering solutions for large businesses, including multinational corporations, and federal government customers. Enterprise Solutions offers traditional circuit-based network services, and advanced networking solutions including Private Internet Protocol (IP), Ethernet, and Software-Defined Wide Area Network, along with our traditional voice services and advanced workforce productivity and customer contact center solutions. Our Enterprise Solutions include security services to manage, monitor, and mitigate cyber-attacks.

Enterprise Solutions revenues decreased $0.1 billion, or 3.1% during the three months ended March 31, 2018, compared to the similar period in 2017. The decrease during the three months ended March 31, 2018 is primarily due to declines in traditional data and voice communications services as a result of competitive price pressures.

Partner Solutions
Partner Solutions provides communications services, including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Partner Solutions revenues decreased 0.1% during the three months ended March 31, 2018, compared to the similar period in 2017. The decrease during the three months ended March 31, 2018 was primarily due to declines in core data revenues and traditional voice revenues driven by the effect of technology substitution, as well as, continuing contraction of market rates due to competition. Data declines were partially offset by growth in higher bandwidth services, including dark fiber transport, and the acquisition of XO in February 2017. As a result of technology substitution, the number of core data circuits at March 31, 2018 decreased 19.9% compared to March 31, 2017. The decline in traditional voice revenue is driven by a 7.8% decline in domestic wholesale connections at March 31, 2018, compared to March 31, 2017.

Business Markets
Business Markets offers traditional voice and networking products, Fios services, IP Networking, advanced voice solutions, security, and managed IT services to U.S.-based small and medium businesses, state and local governments, and educational institutions.

Business Markets revenues decreased 0.9% during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to revenue declines related to the loss of voice and HSI connections as a result of competitive price pressures, partially offset by increased fiber revenue.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Cost of services	$4,475	$4,419	$56	1.3%
Selling, general and administrative expense	1,479	1,582	(103)	(6.5)
Depreciation and amortization expense	1,534	1,475	59	4.0
Total Operating Expenses	$7,488	$7,476	$12	0.2

Cost of Services
Cost of services increased $0.1 billion, or 1.3%, during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to an increase in content costs associated with continued programming license fee increases.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.1 billion, or 6.5% during the three months ended March 31, 2018, compared to the similar period in 2017, due to decreased selling-related costs primarily arising from the deferral of commission costs following adoption of Topic 606, as well as gains from insignificant transactions.

Wireline costs to obtain contracts are amortized over the estimated customer relationship period for our Consumer Markets customers.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 billion, or 4.0%, during the three months ended March 31, 2018, compared to the similar period in 2017, due to increases in net depreciable assets.

Segment Operating Income (Loss) and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2018	2017	(Decrease)
Segment Operating Income (Loss)	$69	$206	$(137)	(66.5)%
Add Depreciation and amortization expense	1,534	1,475	59	4.0
Segment EBITDA	$1,603	$1,681	$(78)	(4.6)

Segment operating income (loss) margin	0.9%	2.7%
Segment EBITDA margin	21.2%	21.9%

The changes in the table above during the three months ended March 31, 2018, compared to the similar period in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Acquisition and integration related charges
Selling, general and administrative expense	$105	$—
Depreciation and amortization	2	—
Gain on spectrum license transaction
Selling, general and administrative expense	—	(126)
Early debt redemption costs
Other expense, net	249	848
Total	$356	$722

The income and expenses related to special items included in our consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Within Total Operating Expenses	$107	$(126)
Within Other expense, net	249	848
Total	$356	$722

Acquisition and Integration Related Charges

We recorded acquisition and integration related charges of approximately $0.1 billion during the three months ended March 31, 2018, primarily related to the acquisition of Yahoo’s operating business. These charges were primarily recorded in Selling, general and administrative expense on our condensed consolidated statement of income for the three months ended March 31, 2018.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See "Consolidated Results of Operations") excludes the acquisition and integration related charges described above.

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

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (see "Consolidated Results of Operations") excludes the gain on the spectrum license transaction described above.

Early Debt Redemption Costs

During the three months ended March 31, 2018, we recorded losses on early debt redemptions of $0.2 billion in connection with the tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% and maturity dates ranging from 2021 to 2055.

During the three months ended March 31, 2017, we recorded losses on early debt redemptions of $0.8 billion in connection with the cash offers in January and tender offer in March.

See Note 5 to the condensed consolidated financial statements for additional information related to our early debt redemptions in 2018.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017	Change
Cash Flows Provided By (Used In)
Operating activities	$6,648	$1,376	$5,272
Investing activities	(5,285)	(4,550)	(735)
Financing activities	(1,316)	4,665	(5,981)
Increase In Cash, Cash Equivalents and Restricted Cash	$47	$1,491	$(1,444)

We use the net cash generated from our operations to fund network expansion and modernization, service and repay external financing, pay dividends, invest in new businesses and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are primarily held domestically and are invested to maintain principal and provide liquidity. Accordingly, we do not have significant exposure to foreign currency fluctuations. See "Market Risk" for additional information regarding our foreign currency risk management strategies.

Our available external financing arrangements include an active commercial paper program, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities, U.S. retail medium-term notes and other capital market securities that are privately-placed or offered overseas. In addition, we monetize our device payment plan agreement receivables through asset-backed debt transactions.

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the three months ended March 31, 2018 increased by $5.3 billion, compared to the similar period in 2017, primarily due to an improvement in working capital change during the quarter of $3.0 billion and an increase of $1.1 billion in earnings, as well as a comparative decrease of $2.4 billion in discretionary contributions to qualified pension plans. This overall increase in net cash was partially offset by a decrease of $1.3 billion in deferred income taxes. As a result of the $1.0 billion and $3.4 billion discretionary pension contributions during the three months ended March 31, 2018 and 2017, respectively, our mandatory pension funding through 2026 is expected to be minimal, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan is improved.

Cash Flows Used In Investing Activities

Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Wireless	$2,367	$1,831
Wireline	1,673	960
Other	512	276
Capital expenditures	$4,552	$3,067
Total as a percentage of revenue	14.3%	10.3%

Capital expenditures increased at both Wireless and Wireline during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to the timing of investments. Our investments primarily related to network equipment to support the business.

Acquisitions
In February 2018, Verizon acquired Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for 5G wireless services, for total consideration reflecting an enterprise value of approximately $3.1 billion, including transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee to be paid to the Federal Communications Commission (FCC). The spectrum acquired as part of the transaction will be used for our 5G technology deployment.

In April 2017, we exercised our option to buy NextLink for approximately $0.5 billion, subject to certain adjustments. The transaction closed in January 2018. We prepaid $0.3 billion of the option exercise price in the first quarter of 2017 and the remaining cash consideration was paid at closing. The spectrum acquired as part of the transaction will be used for our 5G technology deployment.

Cash Flows Provided by (Used In) Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2018 and 2017, net cash provided by (used in) financing activities was $(1.3) billion and $4.7 billion, respectively.

During the three months ended March 31, 2018, our net cash used in financing activities of $1.3 billion was primarily driven by repayments of long-term borrowings and capital lease obligations of $3.0 billion, and $2.4 billion paid in cash dividends. These uses of cash were partially offset by proceeds from long-term borrowings of $2.0 billion, proceeds from commercial paper of $1.3 billion, and proceeds from asset-backed long-term borrowings of $1.2 billion.

Proceeds from and Repayments of Long-Term Borrowings
At March 31, 2018, our total debt increased to $119.1 billion, compared to $117.1 billion at December 31, 2017. Our effective interest rate was 4.7% for both the three months ended March 31, 2018 and 2017. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Asset-Backed Debt
As of March 31, 2018, the carrying value of our asset-backed debt was $10.1 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facility) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Cash collections on the device payment plan agreement receivables collateralizing asset backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included in our condensed consolidated balance sheets.

Other, net
Other, net financing activities during the three months ended March 31, 2018 includes $0.1 billion tax withholding on employee share-based payments.

Credit Facilities
As of March 31, 2018, the unused borrowing capacity under our $9.0 billion credit facility was approximately $8.9 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes. In April 2018, we amended our $9.0 billion credit facility to increase the capacity to $9.5 billion and extend its maturity to April 4, 2022.

We had fully drawn from the $1.0 billion equipment credit facility entered into in March 2016 insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency. As of March 31, 2018, we had an outstanding balance of $0.8 billion. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into equipment credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available through October 2019 contingent upon the amount of eligible equipment-related purchases that we make. During the three months ended March 31, 2018, we drew down $1.7 billion from these facilities, which remained outstanding as of March 31, 2018.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.4 billion in cash dividends during both the three months ended March 31, 2018 and 2017.

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

Change In Cash, Cash Equivalents and Restricted Cash

Our Cash and cash equivalents at March 31, 2018 totaled $1.9 billion, a $0.2 billion decrease compared to Cash and cash equivalents at December 31, 2017, primarily as a result of the factors discussed above.

Restricted cash at March 31, 2018 totaled $1.0 billion, a $0.2 billion increase compared to restricted cash at December 31, 2017 primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017	Change
Net cash provided by operating activities	$6,648	$1,376	$5,272
Less Capital expenditures (including capitalized software)	4,552	3,067	1,485
Free cash flow	$2,096	$(1,691)	$3,787

The changes in free cash flow during the three months ended March 31, 2018, compared to the similar period in 2017, were primarily due to an improvement in working capital change during the quarter of $3.0 billion and an increase of $1.1 billion in earnings, as well as a comparative decrease of $2.4 billion in discretionary contributions to qualified pension plans. This overall increase in net cash was partially offset by a decrease of $1.3 billion in deferred income taxes. As a result of the $1.0 billion and $3.4 billion discretionary pension contributions during the three months ended March 31, 2018 and 2017, respectively, our mandatory pension funding through 2026 is expected to be minimal, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan is improved. Capital expenditures increased at both Wireless and Wireline during the three months ended March 31, 2018, compared to the similar period in 2017, primarily due to the timing of investments.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSAs) which provide rules for collateral exchange. Our CSAs entered into prior to the fourth quarter of 2017 generally require collateralized arrangements with our counterparties in connection with uncleared derivatives. During the first quarter of 2017, we paid an insignificant amount of cash to extend amendments to certain of our collateral exchange arrangements, which eliminated the requirement to post collateral for a specified period of time. During the fourth quarter of 2017, we began negotiating and executing new ISDA master agreements and CSAs with our counterparties. The newly executed CSAs contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At March 31, 2018, we posted collateral of approximately $0.1 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet. We did not post any collateral at December 31, 2017. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2018, approximately 75% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.3 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2018, the fair value of the asset and liability of these contracts were insignificant and $0.9 billion, respectively. At December 31, 2017, the fair value of the asset and liability of these contracts were $0.1 billion and $0.4 billion, respectively. At March 31, 2018 and December 31, 2017, the total notional amount of the interest rate swaps was $20.2 billion.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility and Asset-Backed Notes. The fair value of these contracts was insignificant at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the total notional value of these contracts was $2.8 billion.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other expense, net. At March 31, 2018, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We enter into cross currency swaps to exchange British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. The fair value of the asset of these contracts was $1.5 billion and $0.5 billion at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the fair value of the liability of these contracts was insignificant. At March 31, 2018 and December 31, 2017, the total notional amount of the cross currency swaps was $16.6 billion.

Acquisitions and Divestitures

Wireless
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our network, while also resulting in a more efficient use of spectrum. See Note 3 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

Straight Path
In May 2017, we entered into a purchase agreement to acquire Straight Path, a holder of millimeter wave spectrum configured for 5G wireless services, for total consideration reflecting an enterprise value of approximately $3.1 billion. Under the terms of the purchase agreement, we agreed to pay: (1) Straight Path shareholders $184.00 per share, payable in Verizon shares; and (2) certain transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee to be paid to the FCC. The transaction closed in February 2018 at which time we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion, and paid the associated cash consideration. See Note 3 to the condensed consolidated financial statements for additional information.

Wireline
XO Holdings
In February 2016, we entered into a purchase agreement to acquire XO, which owned and operated one of the largest fiber-based IP and Ethernet networks in the U.S. Concurrently, we entered into a separate agreement to utilize certain wireless spectrum from a wholly-owned subsidiary of XO Holdings, NextLink, that held its wireless spectrum. The agreement included an option, subject to certain conditions, to buy NextLink. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.5 billion, of which $0.1 billion was paid in 2015, and we prepaid $0.3 billion in connection with the NextLink option, which represented the fair value of the option.

In April 2017, we exercised our option to buy NextLink for approximately $0.5 billion, subject to certain adjustments, of which $0.3 billion was prepaid in the first quarter of 2017. The transaction closed in January 2018. The spectrum acquired as part of the transaction will be used for our 5G technology deployment. See Note 3 to the condensed consolidated financial statements for additional information.

Other
Acquisition of Yahoo! Inc.’s Operating Business
In July 2016, Verizon entered into a stock purchase agreement (the Purchase Agreement) with Yahoo. Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we agreed to acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business, for approximately $4.83 billion in cash, subject to certain adjustments (the Transaction).

In February 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price was reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments.

Concurrently with the amendment of the Purchase Agreement, Yahoo and Yahoo Holdings, Inc., a wholly-owned subsidiary of Yahoo that Verizon agreed to purchase pursuant to the Transaction, also entered into an amendment to the related reorganization agreement, pursuant to which Yahoo (which has changed its name to Altaba Inc. following the closing of the Transaction) retains 50% of certain post-closing liabilities arising out of governmental or third-party investigations, litigations or other claims related to certain user security and data breaches incurred by Yahoo prior to its acquisition by Verizon, including an August 2013 data breach disclosed by Yahoo on December 14, 2016. At that time, Yahoo disclosed that more than one billion of the approximately three billion accounts existing in 2013 had likely been affected. In accordance with the original Transaction agreements, Yahoo will continue to retain 100% of any liabilities arising out of any shareholder lawsuits (including derivative claims) and investigations and actions by the SEC. In October 2017, based upon information that we received in connection with our integration of Yahoo's operating business, we disclosed that we believe that the August 2013 data breach previously disclosed by Yahoo affected all of its accounts.

In June 2017, we completed the Transaction. The aggregate purchase consideration at the closing of the Transaction was approximately $4.7 billion, including cash acquired of $0.2 billion.

Other
From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 3 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results

Regulatory and Competitive Trends

There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item I. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of March 31, 2018.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk."

Item 4.   Controls and Procedures
Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2018.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. During the quarter ended March 31, 2018, we completed the implementation of internal controls designed to address the impact of the new revenue recognition standard which we adopted on a modified retrospective basis effective January 1, 2018. Other than the above noted change, there were no other changes in the Company’s internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
In March 2017, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of the Company’s common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or at the close of business on February 28, 2020, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions and on the open market, including through plans complying with Rule 10b5-1(c) under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company’s capital allocation priorities.

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2018. At March 31, 2018, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6.   Exhibits

Exhibit Number	Description

10a	Form of 2018 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2018 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: May 1, 2018	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10a	Form of 2018 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2018 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.