Form 10-Q
period 2018-06-30
VERIZON COMMUNICATIONS INC
filed 2018-07-31
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

At June 30, 2018, 4,131,935,606 shares of the registrant’s common stock were outstanding, after deducting 159,498,040 shares held in treasury.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2018	2017	2018	2017

Operating Revenues
Service revenues and other	$27,159	$26,250	$53,891	$52,300
Wireless equipment revenues	5,044	4,298	10,084	8,062
Total Operating Revenues	32,203	30,548	63,975	60,362

Operating Expenses
Cost of services (exclusive of items shown below)	8,234	7,449	16,180	14,688
Wireless cost of equipment	5,397	5,035	10,706	9,843
Selling, general and administrative expense (including net gain on sale of divested businesses of $1,774 for the three and six months ended June 30, 2017)	7,605	5,883	14,449	12,629
Depreciation and amortization expense	4,350	4,167	8,674	8,226
Total Operating Expenses	25,586	22,534	50,009	45,386

Operating Income	6,617	8,014	13,966	14,976
Equity in losses of unconsolidated businesses	(228)	(28)	(247)	(49)
Other income (expense), net	360	199	285	(428)
Interest expense	(1,222)	(1,218)	(2,423)	(2,350)
Income Before Provision For Income Taxes	5,527	6,967	11,581	12,149
Provision for income taxes	(1,281)	(2,489)	(2,669)	(4,118)
Net Income	$4,246	$4,478	$8,912	$8,031

Net income attributable to noncontrolling interests	$126	$116	$247	$219
Net income attributable to Verizon	4,120	4,362	8,665	7,812
Net Income	$4,246	$4,478	$8,912	$8,031

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.00	$1.07	$2.10	$1.91
Weighted-average shares outstanding (in millions)	4,135	4,082	4,120	4,082

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.00	$1.07	$2.10	$1.91
Weighted-average shares outstanding (in millions)	4,139	4,087	4,123	4,088

Dividends declared per common share	$0.5900	$0.5775	$1.1800	$1.1550
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2018	2017	2018	2017

Net Income	$4,246	$4,478	$8,912	$8,031
Other Comprehensive Loss, Net of Tax Expense (Benefit)
Foreign currency translation adjustments	(176)	17	(83)	88
Unrealized gain (loss) on cash flow hedges, net of tax of $55, $123, $(125) and $131	(152)	(186)	349	(198)
Unrealized gain (loss) on marketable securities, net of tax of $0, $10, $1 and $7	1	(20)	(4)	(6)
Defined benefit pension and postretirement plans, net of tax of $58, $88, $118 and $174	(173)	(136)	(346)	(273)
Other comprehensive loss attributable to Verizon	(500)	(325)	(84)	(389)
Total Comprehensive Income	$3,746	$4,153	$8,828	$7,642

Comprehensive income attributable to noncontrolling interests	$126	$116	$247	$219
Comprehensive income attributable to Verizon	3,620	4,037	8,581	7,423
Total Comprehensive Income	$3,746	$4,153	$8,828	$7,642
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2018	2017

Assets
Current assets
Cash and cash equivalents	$1,750	$2,079
Accounts receivable, net of allowances of $885 and $939	23,099	23,493
Inventories	1,102	1,034
Prepaid expenses and other	4,925	3,307
Total current assets	30,876	29,913

Property, plant and equipment	249,294	246,498
Less accumulated depreciation	161,513	157,930
Property, plant and equipment, net	87,781	88,568

Investments in unconsolidated businesses	787	1,039
Wireless licenses	93,855	88,417
Goodwill	29,200	29,172
Other intangible assets, net	9,861	10,247
Other assets	10,943	9,787
Total assets	$263,303	$257,143

Liabilities and Equity
Current liabilities
Debt maturing within one year	$5,466	$3,453
Accounts payable and accrued liabilities	18,560	21,232
Other current liabilities	8,303	8,352
Total current liabilities	32,329	33,037

Long-term debt	109,174	113,642
Employee benefit obligations	19,955	22,112
Deferred income taxes	35,069	31,232
Other liabilities	13,201	12,433
Total long-term liabilities	177,399	179,419

Commitments and Contingencies (Note 11)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 and 4,242,374,240 shares issued)	429	424
Additional paid in capital	13,438	11,101
Retained earnings	41,657	35,635
Accumulated other comprehensive income	3,205	2,659
Common stock in treasury, at cost (159,498,040 and 162,897,868 shares outstanding)	(6,990)	(7,139)
Deferred compensation – employee stock ownership plans and other	285	416
Noncontrolling interests	1,551	1,591
Total equity	53,575	44,687
Total liabilities and equity	$263,303	$257,143
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2018	2017

Cash Flows from Operating Activities
Net Income	$8,912	$8,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,674	8,226
Employee retirement benefits	(300)	(223)
Deferred income taxes	1,354	1,880
Provision for uncollectible accounts	462	632
Equity in losses of unconsolidated businesses, net of dividends received	268	67
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,538)	(3,721)
Discretionary employee benefits contributions	(1,679)	(3,411)
Net gain on sale of divested businesses	—	(1,774)
Other, net	280	(401)
Net cash provided by operating activities	16,433	9,306

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,838)	(7,011)
Acquisitions of businesses, net of cash acquired	(38)	(6,231)
Acquisitions of wireless licenses	(1,155)	(315)
Proceeds from dispositions of businesses	—	3,512
Other, net	303	786
Net cash used in investing activities	(8,728)	(9,259)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	4,584	16,009
Proceeds from asset-backed long-term borrowings	1,716	2,878
Repayments of long-term borrowings and capital lease obligations	(6,568)	(10,294)
Repayments of asset-backed long-term borrowings	(2,000)	—
Decrease in short-term obligations, excluding current maturities	(210)	(152)
Dividends paid	(4,845)	(4,710)
Other, net	(542)	(1,831)
Net cash provided by (used in) financing activities	(7,865)	1,900

Increase (decrease) in cash, cash equivalents and restricted cash	(160)	1,947
Cash, cash equivalents and restricted cash, beginning of period	2,888	3,177
Cash, cash equivalents and restricted cash, end of period (Note 1)	$2,728	$5,124
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
Verizon Communications Inc. and Subsidiaries
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements for the year ended December 31, 2017 of Verizon Communications Inc. (Verizon or the Company) included in its Current Report on Form 8-K dated May 1, 2018. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior period amounts to conform to the current period presentation.

Earnings Per Common Share
There were a total of approximately 4 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for both the three and six months ended June 30, 2018. There were a total of approximately 5 million and 6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2017, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items on the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase/
(dollars in millions)	2018	2017	(Decrease)
Cash and cash equivalents	$1,750	$2,079	$(329)
Restricted cash:
Prepaid expenses and other	851	693	158
Other assets	127	116	11
Cash, cash equivalents and restricted cash	$2,728	$2,888	$(160)

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

In our Wireless business, prior to the adoption of Topic 606, we were required to limit the revenue recognized when a wireless device was sold to the amount of consideration that was not contingent on the provision of future services, which was typically limited to the amount of consideration received from the customer at the time of sale. Under Topic 606, the total consideration in the contract is allocated between wireless equipment and service based on their relative standalone selling prices. This change primarily impacts our arrangements that include sales of wireless devices at subsidized prices in conjunction with a fixed-term plan, also known as the subsidy model, for service. Accordingly, under Topic 606, generally more equipment revenue is recognized upon sale of the equipment to the customer and less service revenue is recognized over the contract term than was previously recognized under the prior "Revenue Recognition" (Topic 605) standard. At the time the equipment is sold, this allocation results in the recognition of a contract asset equal to the difference between the amount of revenue recognized and the amount of consideration received from the customer. As of January 2017, we no longer offer consumers new fixed-term plans with subsidized equipment pricing; however, we continue to offer fixed-term plans to our business customers. At June 30, 2018 and December 31, 2017, approximately 17% and 19% of retail postpaid connections were under fixed-term plans, respectively.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. The amendment relating to beneficial interests in securitization transactions impacted our presentation of collections of certain deferred purchase price from sales of wireless device payment plan agreement receivables in our condensed consolidated statements of cash flows. This standard update is effective as of the first quarter of 2018. We retrospectively reclassified approximately $0.6 billion of deferred purchase price collections from Cash flows from operating activities to Cash flows from investing activities in our condensed consolidated statement of cash flows for the six months ended June 30, 2017. There were no other significant impacts as a result of adopting this standard.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require an employer to report the service cost component arising from employer sponsored pension and other postretirement plans in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, including the recognition of prior service credits, will be presented in the condensed consolidated statements of income separately from the service cost component and outside the subtotal of income from operations. The amendments in this update also allow only the service cost component of pension and other postretirement benefit costs to be eligible for capitalization when applicable. Verizon previously recorded service cost and other components of net periodic benefit cost in operating expenses in the condensed consolidated statements of income. The amendments in this update allow a practical expedient that permits an employer to use the amounts disclosed in its employee benefits footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. Verizon adopted this standard update on January 1, 2018 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the condensed consolidated statements of income. As required by the amendments in this update, the presentation of the service cost component and other components of net periodic benefit cost in the condensed consolidated statements of income were applied retrospectively, and the updates for the capitalization of the service cost component of net periodic benefit cost in assets will be applied prospectively on and after the effective date. Upon adoption of this standard update, Verizon reclassified the other components of net periodic benefit costs from Cost of services and Selling, general and administrative expense to Other income (expense), net, which is part of non-operating expenses. The retrospective adoption of this standard update resulted in a decrease to consolidated operating income of approximately $0.2 billion and $0.4 billion for the three and six months ended June 30, 2017, respectively which was fully offset by amounts reclassified to Other income (expense), net. As such, there was no impact to consolidated net income for the three and six months ended June 30, 2017.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the TCJA. Verizon continues to analyze the effects of the TCJA, including the effects of any state tax law changes that may arise as a result of federal tax reform, on its financial statements and operations and include any adjustments to tax expense or benefit from continuing operations in the reporting periods that such adjustments are determined, consistent with the one-year measurement period set forth in SAB 118. As of June 30, 2018, we have not identified or recorded adjustments to the provisional amounts previously disclosed for the year ended December 31, 2017 in our Current Report on Form 8-K dated May 1, 2018.

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

A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on certain impacted financial statement line items in our condensed consolidated statements of income and balance sheet were as follows:

	Three Months Ended June 30, 2018
(dollars in millions)	As reported	Balances without adoption of Topic 606	Adjustments
Operating Revenues
Service revenues and other	$27,159	$27,469	$(310)
Wireless equipment revenues	5,044	4,590	454
Total Operating Revenues	$32,203	$32,059	$144

Cost of services (exclusive of items shown below)	$8,234	$8,251	$(17)
Wireless cost of equipment	5,397	5,351	46
Selling, general and administrative expense	7,605	7,948	(343)

Equity in losses of unconsolidated businesses	(228)	(229)	1
Income Before Provision For Income Taxes	5,527	5,068	459
Provision for income taxes	(1,281)	(1,164)	(117)
Net Income	$4,246	$3,904	$342

Net income attributable to noncontrolling interests	$126	$116	$10
Net income attributable to Verizon	4,120	3,788	332
Net Income	$4,246	$3,904	$342

	Six Months Ended June 30, 2018
(dollars in millions)	As reported	Balances without adoption of Topic 606	Adjustments
Operating Revenues
Service revenues and other	$53,891	$54,602	$(711)
Wireless equipment revenues	10,084	9,184	900
Total Operating Revenues	$63,975	$63,786	$189

Cost of services (exclusive of items shown below)	$16,180	$16,207	$(27)
Wireless cost of equipment	10,706	10,638	68
Selling, general and administrative expense	14,449	15,182	(733)

Equity in losses of unconsolidated businesses	(247)	(248)	1
Income Before Provision For Income Taxes	11,581	10,699	882
Provision for income taxes	(2,669)	(2,444)	(225)
Net Income	$8,912	$8,255	$657

Net income attributable to noncontrolling interests	$247	$230	$17
Net income attributable to Verizon	8,665	8,025	640
Net Income	$8,912	$8,255	$657

	At June 30, 2018
(dollars in millions)	As reported	Balances without adoption of Topic 606	Adjustments
Assets
Current assets
Accounts receivable, net of allowance	$23,099	$22,895	$204
Prepaid expenses and other	4,925	2,790	2,135

Investments in unconsolidated businesses	787	784	3
Other assets	10,943	9,200	1,743

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	18,560	18,233	327
Other current liabilities	8,303	8,938	(635)

Deferred income taxes	35,069	34,164	905
Other liabilities	13,201	13,304	(103)

Equity
Retained earnings	41,657	38,109	3,548
Noncontrolling interests	1,551	1,508	43

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update allows for a modified retrospective application and is effective as of the first quarter of 2019; however, early adoption is permitted. Entities are allowed to apply the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. The effective date of this standard is January 1, 2019, at which time Verizon plans to adopt the standard using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption. Therefore, upon adoption, Verizon will recognize and measure leases without revising comparative period information or disclosure. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

Verizon’s current operating lease portfolio is primarily comprised of network, real estate, and equipment leases. Upon adoption of this standard, we expect to recognize a right of use asset and liability related to substantially all operating lease arrangements. We have established a cross-functional coordinated team to implement the standard update. We are in the process of determining the scope of impact, data gathering, assessing and staging, designing and building a new system solution, and assessing the practical expedients and policy elections offered by the standard. We are also evaluating our processes and internal controls to meet the standard update’s accounting, reporting and disclosure requirements. Although we have not yet completed our evaluation of the standard update, or quantified its impact, we expect its adoption to have a significant impact on our condensed consolidated balance sheet due to the recognition of the right of use asset and liability for our operating leases.

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

From time to time, we may offer certain promotions on our device payment plans that provide our customers with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. We account for this trade-in right as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee obligation was insignificant at June 30, 2018 and 2017. The total transaction price is reduced by the guarantee obligation, which is accounted for outside the scope of Topic 606, and the remaining transaction price allocated between the performance obligations within the contract.

Our fixed-term plans generally include the sale of a wireless device at subsidized prices. This results in the creation of a contract asset at the time of sale, which represents the recognition of equipment revenue in excess of amounts billed.

For our device payment plans, billing credits are accounted for as consideration payable to a customer and are included in the determination of total transaction price, resulting in a contract liability.

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

Revenue by Category
We operate and manage our business in two reportable segments, Wireless and Wireline. Revenue is disaggregated by products and services, and customer groups, respectively, which we view as the relevant categorization of revenues for these businesses. See Note 10 for additional information on revenue by segment.

Corporate and other includes the results of our Media business, branded Oath, and our telematics business, branded Verizon Connect.

Oath primarily earns revenue through display advertising on Oath properties, as well as on third-party properties through our advertising platforms, search advertising and subscription arrangements. We recognize revenue at a point in time for our display and search advertising contracts and over time for our subscription contracts. We determined that we are generally the principal in transactions carried out through our advertising platforms, and therefore report gross revenue based on the amount billed to our customers. Where we are the principal, we concluded that while the control and transfer of digital advertising inventory occurs in a rapid, real time environment, our proprietary technology enables us to identify, enhance, verify and solely control digital advertising inventory that we then sell to our customers. Our control is further supported by us being primarily responsible to our customers for fulfillment and the fact that we can exercise a level of discretion over pricing. The adoption of Topic 606 did not have a significant impact on our accounting for Oath revenues. During the three and six months ended June 30, 2018, Oath generated revenues from contracts with customers under Topic 606 of approximately $1.9 billion and $3.8 billion, respectively.

Verizon Connect primarily earns revenue through subscription services. We recognize revenue over time for our subscription contracts. The adoption of Topic 606 did not have a significant impact to our accounting for Verizon Connect revenues. During the three and six months ended

June 30, 2018, Verizon Connect generated revenues from contracts with customers under Topic 606 of approximately $0.2 billion and $0.5 billion, respectively.

We also earn revenues, that are not accounted for under Topic 606, from leasing arrangements (such as towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. During the three and six months ended June 30, 2018, revenues from arrangements that were not accounted for under Topic 606 were approximately $1.1 billion and $2.3 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We have elected to apply the practical expedient available under Topic 606, that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At June 30, 2018, month-to-month service contracts represented approximately 83% of Wireless postpaid contracts. At June 30, 2018, month-to-month service contracts represented approximately 56% of Wireline consumer and small business contracts.

Additionally, certain Wireless and Wireline contracts provide customers the option to purchase additional services. The fee related to the additional services is recognized when the customer exercises the option (typically on a month-to-month basis).

Wireless customer contracts are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms greater than one month (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or may purchase additional optional services in conjunction with entering into a contract which can be cancelled at any time and therefore are not included in the transaction price. When a service contract is longer than one month, the service contract term will generally be two years or less. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to our fixed-term plans. Fixed-term plans only represented 17% of retail postpaid connections at June 30, 2018.

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

At June 30, 2018, the transaction price related to Wireless unsatisfied performance obligations expected to be recognized for the remainder of 2018, 2019 and thereafter was $6.7 billion, $8.1 billion and $0.9 billion, respectively.

Wireline customer contracts are either month-to-month, include a specified term with fixed monthly fees, or contain revenue commitments, and may also contain usage based services. Consumer Markets customers under contract generally have a service term of two years; however, this term may be shorter at one year or month-to-month. Certain Enterprise Solutions, Partner Solutions and Business Markets service contracts with customers extend into future periods, contain fixed monthly fees and usage-based fees, and can include annual commitments per each year of the contract or commitments over the entire specified contract term. A significant number of contracts within these businesses have a contract term that is twelve months or less.

At June 30, 2018, the transaction price relating to Wireline unsatisfied performance obligations expected to be recognized for the remainder of 2018, 2019 and thereafter was $4.6 billion, $5.9 billion and $2.4 billion, respectively.

In certain Enterprise Solutions, Partner Solutions and Business Markets service contracts within Wireline and certain telematics service contracts within Corporate and other, there are customer contracts that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus they are excluded from the time bands above. These contracts have varying terms spanning over four years ending in August 2022 and have aggregate contract minimum payments totaling $3.9 billion.

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

Contract assets primarily relate to our rights to consideration for goods or services provided to the customers but for which we do not have an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue is allocated between wireless services and equipment revenues, as discussed above. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is reclassified as accounts receivable as wireless services are provided and billed. We have the right to bill the customer as service is provided over time, which results in our right to the payment being unconditional. The contract asset balances are presented in our condensed consolidated balance sheet as Prepaid expenses and other and Other assets. We assess our contract assets for impairment on a quarterly basis and will recognize an impairment charge to the extent their carrying amount is not recoverable. For the three and six months ended June 30, 2018, the impairment charge related to contract assets was insignificant and $0.1 billion, respectively, and is included in Other in the table below.

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

The following table presents information about receivables from contracts with customers:

	At January 1,	At June 30,
(dollars in millions)	2018	2018
Receivables(1)	$12,073	$11,412
Device payment plan agreement receivables(2)	1,461	5,258

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

The following table represents significant changes in the contract assets balance:

(dollars in millions)	Contract Assets
Balance at January 1, 2018	$38
Opening balance sheet adjustment related to Topic 606 adoption	1,132
Adjusted opening balance, January 1, 2018	1,170
Increase resulting from new contracts	824
Contract assets reclassified to a receivable or collected in cash	(824)
Other	(111)
Balance at June 30, 2018	$1,059

The following table represents significant changes in the contract liabilities balance:

(dollars in millions)	Contract Liabilities
Balance at January 1, 2018(1)	$5,086
Opening balance sheet adjustments related to Topic 606 adoption	(634)
Adjusted opening balance, January 1, 2018	4,452
Net increase in contract liabilities	3,998
Revenue recognized related to contract liabilities existing at January 1, 2018(2)	(3,780)
Other	(18)
Balance at June 30, 2018	$4,652

(1) Prior to the adoption of Topic 606, liabilities related to contracts with customers included advanced billings and deferred revenue, which was included within Other current liabilities and Other liabilities in our consolidated balance sheet at December 31, 2017.
(2) The amount related to revenue recognized during the three months ended June 30, 2018 was $0.3 billion.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheet were as follows:

At June 30,
(dollars in millions)	2018
Assets
Prepaid expenses and other	$776
Other assets	283
Total	$1,059

Liabilities
Other current liabilities	$4,006
Other liabilities	646
Total	$4,652

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

We also defer costs incurred to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to Cost of services as we satisfy our performance obligations. These costs principally relate to direct costs that enhance our Wireline business resources, such as costs incurred to install circuits.

We determine the amortization periods for our costs incurred to obtain or fulfill a customer contract at a portfolio level due to the similarities within these customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as Deferred contract costs, which were as follows:

		At June 30,
(dollars in millions)	Amortization Period	2018
Wireless	2 to 3 years	$2,354
Wireline	2 to 5 years	808
Corporate	2 to 3 years	44
Total		$3,206

Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively. The balances of Deferred contract costs included in our condensed consolidated balance sheet were as follows:

At June 30,
(dollars in millions)	2018
Assets
Prepaid expenses and other	$1,665
Other assets	1,541
Total	$3,206

For the three and six months ended June 30, 2018, we recognized expense of $0.5 billion and $0.9 billion, respectively, associated with the amortization of Deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our Deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and six months ended June 30, 2018.

3.	Acquisitions and Divestitures

Wireless
Spectrum License Transactions
During the three and six months ended June 30, 2018, we entered into and completed various wireless license transactions for an insignificant amount of cash consideration.

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

The acquisition of Straight Path was accounted for as an asset acquisition, as substantially all of the value related to the acquired spectrum. Upon closing, we recorded approximately $4.5 billion of wireless licenses and $1.3 billion of a deferred tax liability. The spectrum acquired as part of the transaction will be used for our 5G technology deployment. See Note 4 for additional information.

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

Oath, our organization that combined Yahoo’s operating business with our pre-existing Media business, includes diverse media and technology brands that engage users around the world. We believe that Oath, with its technology, content and data, will help us expand the global scale of our digital media business and build brands for the future.

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

During June 2018, we finalized the accounting for the Yahoo acquisition. The following table summarizes the final accounting for assets acquired, including cash acquired of $0.2 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Yahoo’s noncontrolling interests:

(dollars in millions)	As of June 13, 2017	Measurement-period adjustments (1)	As of June 30, 2018
Cash payment to Yahoo’s equity holders	$4,723	$(50)	$4,673
Estimated liabilities to be paid	38	—	38
Total consideration	$4,761	$(50)	$4,711

Assets acquired:
Goodwill	$874	$1,270	$2,144
Intangible assets subject to amortization	2,586	(712)	1,874
Property, plant, and equipment	1,796	3	1,799
Other	1,362	98	1,460
Total assets acquired	6,618	659	7,277

Liabilities assumed:
Total liabilities assumed	1,824	692	2,516

Net assets acquired:	4,794	(33)	4,761
Noncontrolling interest	(33)	(17)	(50)
Total consideration	$4,761	$(50)	$4,711

(1)
Adjustments to the fair value measurements to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The most significant adjustments related to an increase in goodwill, a reduction in the measurement of acquired intangibles based on the final third-party valuation, and the recognition of liabilities for certain pre-acquisition contingencies.

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

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill is primarily attributable to increased synergies that are expected to be achieved from the integration of Yahoo’s operating business into our Media business. The goodwill related to this acquisition is included within Corporate and other. See Note 4 for additional information.

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

Acquisition and Integration Related Charges
Related to the Yahoo Transaction, we recorded acquisition and integration related charges of approximately $0.1 billion and $0.2 billion, respectively, during the three and six months ended June 30, 2018. We recorded acquisition and integration related charges of approximately $0.5 billion for both the three and six months ended June 30, 2017. These charges were primarily recorded in Selling, general and administrative expense in our condensed consolidated statements of income for the three and six months ended June 30, 2018 and June 30, 2017.

Other
During the three and six months ended June 30, 2018, we completed various other acquisitions for an insignificant amount of cash consideration.

4.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses
The carrying amount of Wireless licenses are as follows:

	At June 30,	At December 31,
(dollars in millions)	2018	2017
Wireless licenses	$93,855	$88,417

During the six months ended June 30, 2018, we recorded approximately $4.5 billion of wireless licenses in connection with the Straight Path acquisition and $0.7 billion in connection with the NextLink acquisition. See Note 3 for additional information.

At June 30, 2018 and December 31, 2017, approximately $11.5 billion and $8.8 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $0.3 billion and $0.2 billion of capitalized interest on wireless licenses during the six months ended June 30, 2018 and 2017, respectively.

The average remaining renewal period for our wireless licenses portfolio was 4.5 years as of June 30, 2018.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2018	$18,397	$3,955	$6,820	$29,172
Acquisitions (Note 3)	—	(82)	225	143
Reclassifications, adjustments and other	—	(4)	(111)	(115)
Balance at June 30, 2018	$18,397	$3,869	$6,934	$29,200

During the six months ended June 30, 2018, a goodwill impairment charge of $0.1 billion related to early stage development companies was recorded in Selling, general and administrative expense in our condensed consolidated statements of income.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net:

	At June 30, 2018			At December 31, 2017
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$3,623	$(860)	$2,763	$3,621	$(691)	$2,930
Non-network internal-use software (3 to 7 years)	18,540	(13,017)	5,523	18,010	(12,374)	5,636
Other (2 to 25 years)	2,483	(908)	1,575	2,474	(793)	1,681
Total	$24,646	$(14,785)	$9,861	$24,105	$(13,858)	$10,247

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2018	$557	$1,091
2017	485	937

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2018	$1,084
2019	1,927
2020	1,605
2021	1,326
2022	1,100
2023	827

5.	Debt

Changes to debt during the six months ended June 30, 2018 were as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2018	$3,453	$113,642	$117,095
Proceeds from long-term borrowings	247	4,337	4,584
Proceeds from asset-backed long-term borrowings	—	1,716	1,716
Repayments of long-term borrowings and capital leases obligations	(517)	(6,051)	(6,568)
Repayments of asset-backed long-term borrowings	(1,689)	(311)	(2,000)
Decrease in short-term obligations, excluding current maturities	(210)	—	(210)
Reclassifications of long-term debt	3,508	(3,508)	—
Other	674	(651)	23
Balance at June 30, 2018	$5,466	$109,174	$114,640

March Tender Offers
In March 2018, we conducted tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% and maturity dates ranging from 2021 to 2055 (March Tender Offers). In connection with the March Tender Offers, we purchased $2.9 billion aggregate principal amount of Verizon notes for total cash consideration of $2.8 billion. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase. In connection with the March Tender Offers, we recorded an early debt redemption loss of $0.2 billion which is included in Other income (expense), net in our condensed consolidated statement of income for the six months ended June 30, 2018.

June Exchange Offers and Cash Offers
In June 2018, we completed exchange offers and tender offers for 13 series of notes issued by Verizon (June Old Notes) for: (1) new notes issued by Verizon in the case of the exchange offers or (2) cash in the case of the tender offers (together, the June Exchange Offers and Cash Offers). The June Old Notes had both fixed coupon rates ranging from 1.750% to 5.150% and floating rates, and had maturity dates ranging from 2020 to 2024. In connection with the June Exchange Offers and Cash Offers, we issued $4.3 billion of Verizon 4.329% Notes due 2028, in exchange for $4.1 billion aggregate principal amount of June Old Notes as a non-cash financing transaction, and paid $0.5 billion cash to purchase $0.5 billion aggregate principal amount of June Old Notes. In addition to the exchange or purchase price, any accrued and unpaid interest on the June Old Notes accepted for exchange or purchase was paid at settlement.

Debt Issuance and Redemption
During May 2018, we issued $0.7 billion aggregate principal amount of 5.320% notes due 2053. The issuance of these notes resulted in cash proceeds of approximately $0.7 billion, net of issuance costs. The net proceeds were primarily used for general corporate purposes including the repayment of debt. In addition, we issued $1.8 billion aggregate principal amount of floating rate notes due 2025. The issuance of these notes resulted in cash proceeds of approximately $1.8 billion, net of issuance costs. The floating rate notes bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 1.100%, which will be reset quarterly. The net proceeds were primarily used for the repurchase of a portion of the then outstanding $2.5 billion aggregate principal amount of our other floating rate notes due 2025 that bore interest at a rate of three-month LIBOR plus 1.372%, which reset quarterly.

During May 2018, we redeemed in whole the $2.5 billion aggregate principal amount of such floating rate notes due 2025, at 100% of the principal amount of such notes, plus accrued and unpaid interest to the date of redemption.

Subsequent to June 30, 2018, we repurchased approximately $0.6 billion of debt principal.

Commercial Paper Program
As of June 30, 2018, we had $0.3 billion of commercial paper outstanding.

Asset-Backed Debt
As of June 30, 2018, the carrying value of our asset-backed debt was $8.6 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Asset-Backed Notes
In March 2018, we issued approximately $1.2 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity. The Class A-1a senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.49 years at issuance and bear interest at 2.820% per annum, the Class A-1b senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.49 years at issuance and bear interest at one-month LIBOR plus 0.260%, which rate will be reset monthly, the Class B junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.14 years at issuance and bear interest at 3.050% per annum and the Class C junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.36 years at issuance and bear interest at 3.200% per annum.

Under the terms of the Asset-Backed Notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity.

ABS Financing Facilities
In May 2018, we entered into a second device payment plan agreement financing facility with a number of financial institutions (2018 ABS Financing Facility). Under the terms of the 2018 ABS Financing Facility, the financial institutions made advances under asset-backed loans backed by device payment plan agreement receivables of business customers for proceeds of $0.5 billion. The loan agreement has a final maturity date in December 2021 and bears interest at a floating rate. There is a one year revolving period beginning from May 2018 during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity. Under the loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. If we choose to prepay, the amount prepaid shall be available for further drawdowns until May 2019, except in certain circumstances. As of June 30, 2018, the 2018 ABS Financing Facility is fully drawn and the outstanding borrowing under the 2018 ABS Financing Facility was $0.5 billion.

In June 2018, we prepaid $2.0 billion of the loans made under the ABS Financing Facility we entered into in September 2016 with a number of financial institutions (2016 ABS Financing Facility). Under these loan agreements, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. If we choose to prepay, the amount prepaid shall be available for further drawdowns until September 2018, except in certain circumstances. There is a two year revolving period, beginning from September 2016, which may be extended, during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity. As a result of our prepayments of $2.0 billion in June 2018 and $0.4 billion in December 2017, $2.4 billion is available for further drawdowns. As of June 30, 2018, aggregate outstanding borrowings under the 2016 ABS Financing Facility were $0.4 billion.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2018	2017
Assets
Account receivable, net	$9,077	$8,101
Prepaid expenses and other	807	636
Other assets	3,426	2,680

Liabilities
Accounts payable and accrued liabilities	8	5
Short-term portion of long-term debt	2,734	1,932
Long-term debt	5,876	6,955

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities
In April 2018, we amended our $9.0 billion credit facility to increase the capacity to $9.5 billion and extend its maturity to April 4, 2022. As of June 30, 2018, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion equipment credit facility insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency. As of June 30, 2018, we had an outstanding balance of $0.8 billion. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into equipment credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available through October 2019, contingent upon the amount of eligible equipment-related purchases that we make. During the six months ended June 30, 2018, we drew down $1.7 billion from these facilities, which remained outstanding as of June 30, 2018.

Non-Cash Transaction
During the six months ended June 30, 2018 we financed, primarily through alternative financing arrangements, the purchase of approximately $0.9 billion of long-lived assets consisting primarily of network equipment. During the six months ended June 30, 2017 we financed, primarily through alternative financing arrangements, the purchase of approximately $0.2 billion of long-lived assets consisting primarily of network equipment. At June 30, 2018 and 2017, $1.4 billion and $1.2 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2018, $0.8 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including as a result of the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2018, $0.4 billion aggregate principal amount of these obligations remained outstanding.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2018	2017
Device payment plan agreement receivables, gross	$17,585	$17,770
Unamortized imputed interest	(594)	(821)
Device payment plan agreement receivables, net of unamortized imputed interest	16,991	16,949
Allowance for credit losses	(754)	(848)
Device payment plan agreement receivables, net	$16,237	$16,101

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$11,355	$11,064
Other assets	4,882	5,037
Device payment plan agreement receivables, net	$16,237	$16,101

Included in our device payment plan agreement receivables, net at June 30, 2018, are net device payment plan agreement receivables of $12.4 billion that have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet. See Note 5 for additional information.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At June 30, 2018, the amount of trade-in liability was insignificant.

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

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

	At June 30,	At December 31,
(dollars in millions)	2018	2017
Unbilled	$16,393	$16,591
Billed:
Current	973	975
Past due	219	204
Device payment plan agreement receivables, gross	$17,585	$17,770

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2018	2017
Balance at January 1,	$848	$688
Bad debt expense	237	315
Write-offs	(331)	(288)
Balance at June 30,	$754	$715

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

Collections following the repurchase of receivables were insignificant and $0.2 billion during the three and six months ended June 30, 2018, respectively, and an insignificant amount during the three and six months ended June 30, 2017. Collections of deferred purchase price were $0.3 billion and $0.6 billion during the three and six months ended June 30, 2017, respectively. These collections were recorded in Cash Flows used in investing activities in our condensed consolidated statements of cash flows.

Variable Interest Entities
As the Programs were terminated in December 2017, VIEs related to the sale of wireless device payment plan receivables did not exist at June 30, 2018.

During the six months ended June 30, 2017, under the RPA, the Sellers’ sole business consisted of the acquisition of the receivables from Cellco Partnership and certain other affiliates of Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers were not available to be used to satisfy obligations of any Verizon entities other than the Sellers. We determined that the Sellers were VIEs as they lacked sufficient equity to finance their activities. Given that we had the power to direct the activities of the Sellers that most significantly impacted the Sellers’ economic performance, we were deemed to be the primary beneficiary of the Sellers. As a result, we consolidated the assets and liabilities of the Sellers into our condensed consolidated financial statements.

Continuing Involvement
During the six months ended June 30, 2017, Verizon had continuing involvement with the sold receivables as it serviced the receivables. We serviced the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures were applied to the sold receivables that applied to owned receivables, and we maintained normal relationships with our customers. The credit quality of the customers we serviced was consistent throughout the periods presented.

In addition, we had continuing involvement related to the sold receivables as we were responsible for absorbing additional credit losses pursuant to the agreements. Credit losses on receivables sold were insignificant during the six months ended June 30, 2017.

7.	Fair Value Measurements

Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$37	$—	$—	$37
Fixed income securities	5	372	—	377
Cross currency swaps	—	472	—	472
Interest rate caps	—	19	—	19
Total	$42	$863	$—	$905

Liabilities:
Other liabilities:
Interest rate swaps	$—	$1,053	$—	$1,053
Cross currency swaps	—	63	—	63
Interest rate caps	—	5	—	5
Total	$—	$1,121	$—	$1,121

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$74	$—	$—	$74
Fixed income securities	—	366	—	366
Interest rate swaps	—	54	—	54
Cross currency swaps	—	450	—	450
Interest rate caps	—	6	—	6
Total	$74	$876	$—	$950

Liabilities:
Other liabilities:
Interest rate swaps	$—	$413	$—	$413
Cross currency swaps	—	46	—	46
Total	$—	$459	$—	$459

(1)	Quoted prices in active markets for identical assets or liabilities

(2)	Observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	Unobservable pricing inputs in the market

Equity securities measured at fair value on a recurring basis consist of investments in common stock of domestic and international corporations measured using quoted prices in active markets. These equity securities exclude certain of our equity investments, which were previously accounted for under the cost method, as they do not have readily determinable fair values. Accordingly, the value of these investments beginning January 1, 2018 has been measured using a quantitative approach under the practicability exception offered by ASU 2016-01. See Note 1 for additional information. As of June 30, 2018, the carrying amount of our investments without readily determinable fair values was $0.3 billion. During the three and six months ended June 30, 2018, there were insignificant adjustments due to observable price changes and we recognized an insignificant impairment charge.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during both the six months ended June 30, 2018 and 2017.

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

	At June 30,		At December 31,
	2018		2017
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$113,695	$119,760	$116,075	$128,658

Derivative Instruments
The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
	2018	2017
(dollars in millions)	Notional Amount	Notional Amount
Interest rate swaps	$19,835	$20,173
Cross currency swaps	16,638	16,638
Interest rate caps	2,840	2,840

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

During the second quarter of 2018, we entered into interest rate swaps with a total notional value of $0.7 billion and settled interest rate swaps with a total notional value of $1.1 billion.

The ineffective portion of these interest rate swaps was insignificant for the three and six months ended June 30, 2018 and 2017.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At June 30,	At December 31,
(dollars in millions)	2018	2017
Carrying amount of hedged liabilities	$18,685	$19,723
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(1,005)	(316)

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three and six months ended June 30, 2018, a pre-tax loss of $1.1 billion and an insignificant pre-tax gain, respectively, were recognized in Other comprehensive loss. During the three and six months end June 30, 2017, pre-tax gains of $0.4 billion and $0.5 billion, respectively, were recognized in Other comprehensive loss. A portion of the gains recognized in Other comprehensive loss was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Forward Starting Interest Rate Swaps
In order to manage our exposure to interest rate changes on future forecasted transactions, during the third quarter of 2018, we entered into forward starting interest rate swaps with a total notional value of $3.0 billion. We designated these contracts as cash flow hedges.

Net Investment Hedges
We have designated certain foreign currency instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt as a net investment hedge was $0.8 billion and $0.9 billion at June 30, 2018 and December 31, 2017, respectively.

Undesignated Derivatives
We also have the following derivative contracts which we use as an economic hedge but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility and Asset-Backed Notes. During the three and six months ended June 30, 2018 and 2017, we recognized an insignificant amount in Interest expense.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSAs) which provide rules for collateral exchange. Our CSAs entered into prior to the fourth quarter of 2017 generally require collateralized arrangements with our counterparties in connection with uncleared derivatives. During the first quarter of 2017, we paid an insignificant amount of cash to extend amendments to certain of our collateral exchange arrangements, which eliminated the requirement to post collateral for a specified period of time. During the fourth quarter of 2017, we began negotiating and executing new ISDA master agreements and CSAs with our counterparties. The newly executed CSAs contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At June 30, 2018, we posted collateral of approximately $0.1 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet. We did not post any collateral at December 31, 2017. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

8.	Employee Benefits

We maintain non-contributory defined benefit pension plans for certain employees. In addition, we maintain postretirement health care and life insurance plans for certain retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain current and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include service costs associated with pension and other postretirement benefits while other credits and/or charges based on actuarial assumptions, including projected discount rates, an estimated return on plan assets, and impact from health care trend rates are reported in Other income (expense), net. These estimates are updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions or upon a remeasurement. The adjustment is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2018	2017	2018	2017
Service cost - Cost of services	$59	$55	$26	$29
Service cost - Selling, general and administrative expense	14	15	6	8
Service cost	$73	$70	$32	$37

Amortization of prior service cost (credit)	$10	$9	$(244)	$(235)
Expected return on plan assets	(329)	(316)	(11)	(13)
Interest cost	166	171	154	165
Other components	$(153)	$(136)	$(101)	$(83)

Total	$(80)	$(66)	$(69)	$(46)

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2018	2017	2018	2017
Service cost - Cost of services	$117	$110	$52	$58
Service cost - Selling, general and administrative expense	28	30	12	16
Service cost	$145	$140	$64	$74

Amortization of prior service cost (credit)	$20	$19	$(488)	$(470)
Expected return on plan assets	(658)	(632)	(22)	(26)
Interest cost	332	342	307	330
Other components	$(306)	$(271)	$(203)	$(166)

Total	$(161)	$(131)	$(139)	$(92)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three and six months ended June 30, 2018, we paid severance benefits of $0.1 billion and $0.3 billion, respectively. During the both the three and six months ended June 30, 2018, we recorded net pre-tax severance charges of $0.3 billion, exclusive of acquisition related severance charges. At June 30, 2018, we had a remaining severance liability of $0.6 billion, a portion of which includes future contractual payments to employees separated as of June 30, 2018.

Employer Contributions
During the six months ended June 30, 2018, we made a discretionary contribution of $1.0 billion to our qualified pension plans. As a result of the $1.0 billion and $3.4 billion discretionary pension contributions during the six months ended June 30, 2018 and 2017, respectively, we do not expect mandatory pension funding through December 31, 2018. During the three months ended June 30, 2018, we made a discretionary contribution of $0.7 billion to a retiree benefit account to fund health and welfare benefits. There was no contribution made to our nonqualified pension plans during the three and six months ended June 30, 2018. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2018 as previously disclosed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2017 included in our Current Report on Form 8-K dated May 1, 2018.

2018 Collective Bargaining Negotiations
We reached a tentative agreement with the Communications Workers of America and the International Brotherhood of Electrical Workers to extend our collective bargaining agreements that were due to expire on August 3, 2019 for four years until August 5, 2023.  The collective bargaining agreements cover approximately 34,000 employees.  The extension agreement is subject to ratification votes by the union members. We expect these votes to be completed by mid-August 2018.

9.	Equity and Accumulated Other Comprehensive Income

Equity
Changes in the components of Total equity were as follows:

	Attributable	Noncontrolling	Total
(dollars in millions)	to Verizon	Interests	Equity
Balance at January 1, 2018	$43,096	$1,591	$44,687
Opening balance sheet adjustment related to adoption of Topic 606, ASU 2018-02 and other ASUs (Note 1)	2,862	44	2,906
Adjusted opening balance, January 1, 2018	45,958	1,635	47,593

Net income	8,665	247	8,912
Other comprehensive loss	(84)	—	(84)
Comprehensive income	8,581	247	8,828

Common stock	5	—	5
Contributed capital	2,337	—	2,337
Dividends declared	(4,875)	—	(4,875)
Common stock in treasury	149	—	149
Distributions and other	(131)	(331)	(462)
Balance at June 30, 2018	$52,024	$1,551	$53,575

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the six months ended June 30, 2018. At June 30, 2018, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.4 million common shares issued from Treasury stock during the six months ended June 30, 2018.

In connection with our acquisition of Straight Path in February 2018, we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion.

Accumulated Other Comprehensive Income
The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2018	$(468)	$(111)	$32	$3,206	$2,659
Opening balance sheet adjustment related to the adoption of ASU 2018-02 and other ASUs (Note 1)	(15)	(24)	(13)	682	630
Adjusted opening balance, January 1, 2018	(483)	(135)	19	3,888	3,289
Other comprehensive income (loss)	(83)	4	(4)	—	(83)
Amounts reclassified to net income	—	345	—	(346)	(1)
Net other comprehensive income (loss)	(83)	349	(4)	(346)	(84)
Balance at June 30, 2018	$(566)	$214	$15	$3,542	$3,205

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gain on cash flow hedges in the table above are included in Other income (expense), net and Interest expense in our condensed consolidated statements of income. See Note 7 for additional information. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense in our condensed consolidated statements of income. See Note 8 for additional information.

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

Corporate and other includes the results of our Media business, branded Oath, our telematics business, branded Verizon Connect, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

We completed our acquisition of Yahoo's operating business in June 2017.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
External Operating Revenues
Wireless
Service	$15,741	$15,605	$31,113	$31,335
Equipment	5,044	4,298	10,084	8,062
Other	1,588	1,306	2,983	2,588
Total Wireless	22,373	21,209	44,180	41,985

Wireline
Consumer Markets	3,131	3,184	6,280	6,385
Enterprise Solutions	2,210	2,308	4,450	4,619
Partner Solutions	947	1,007	1,926	1,996
Business Markets	851	917	1,722	1,796
Other	65	77	132	136
Total Wireline	7,204	7,493	14,510	14,932
Total reportable segments	$29,577	$28,702	$58,690	$56,917

Intersegment Revenues
Wireless	$76	$73	$169	$175
Wireline	255	226	506	469
Total reportable segments	$331	$299	$675	$644

Total Operating Revenues
Wireless	$22,449	$21,282	$44,349	$42,160
Wireline	7,459	7,719	15,016	15,401
Total reportable segments	$29,908	$29,001	$59,365	$57,561

Operating Income (Loss)
Wireless	$8,274	$7,410	$16,323	$14,486
Wireline	(19)	47	50	253
Total reportable segments	$8,255	$7,457	$16,373	$14,739

The following table provides asset information for our reportable segments:

	At June 30,	At December 31,
(dollars in millions)	2018	2017
Assets
Wireless	$253,319	$235,873
Wireline	76,939	75,282
Total reportable segments	330,258	311,155
Corporate and other	240,656	239,040
Eliminations	(307,611)	(293,052)
Total consolidated - reported	$263,303	$257,143

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Total reportable segment operating revenues	$29,908	$29,001	$59,365	$57,561
Corporate and other	2,680	1,778	5,391	3,238
Eliminations	(385)	(351)	(781)	(751)
Operating results from divested businesses	—	120	—	314
Total consolidated operating revenues	$32,203	$30,548	$63,975	$60,362

Fios revenues are included within our Wireline segment and amounted to approximately $3.0 billion and $5.9 billion for the three and six months ended June 30, 2018, respectively. Fios revenues amounted to approximately $2.9 billion and $5.8 billion for the three and six months ended June 30, 2017, respectively.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Total reportable segment operating income	$8,255	$7,457	$16,373	$14,739
Corporate and other	(474)	(284)	(881)	(599)
Severance charges (Note 8)	(339)	(195)	(339)	(195)
Other components of net periodic benefit cost (income) (Note 8)	(254)	(219)	(509)	(437)
Gain on spectrum license transaction (Note 3)	—	—	—	126
Acquisition and integration related charges (Note 3)	(120)	(564)	(227)	(564)
Product realignment charges	(451)	—	(451)	—
Net gain on sale of divested businesses	—	1,774	—	1,774
Operating results from divested businesses	—	45	—	132
Total consolidated operating income	6,617	8,014	13,966	14,976

Equity in losses of unconsolidated businesses	(228)	(28)	(247)	(49)
Other income (expense), net	360	199	285	(428)
Interest expense	(1,222)	(1,218)	(2,423)	(2,350)
Income Before Provision For Income Taxes	$5,527	$6,967	$11,581	$12,149

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2018 and 2017.

11.	Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly skilled, diverse and dedicated workforce of approximately 153,100 employees as of June 30, 2018.

To compete effectively in today’s dynamic marketplace, we are focused on leveraging the capabilities of our high-performing networks with a goal of future growth based on delivering what customers want and need in the new digital world. During 2018, we are focused on leveraging our network leadership, retaining and growing our high-quality customer base while balancing profitability, enhancing ecosystems in growth businesses, and driving monetization of our networks and solutions. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber-optic network that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth. We are consistently deploying new network architecture and technologies to extend our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. Our Intelligent Edge Network design allows us to realize significant efficiencies by utilizing common infrastructure within the core and providing flexibility at the edge of the network to meet customer requirements. In addition, protecting the privacy of our customers’ information and the security of our systems and networks will continue to be a priority at Verizon. Our network leadership will continue to be the hallmark of our brand and provide the fundamental strength at the connectivity, platform and solutions layers upon which we build our competitive advantage.

Highlights of our financial results for the three months ended June 30, 2018 include:

•	Earnings of $1.00 per share on a United States (U.S.) generally accepted accounting principles (GAAP) basis.

•	Total operating revenue of $32.2 billion.

•	Total operating income of $6.6 billion.

•	Net income of $4.2 billion.

Highlights of our financial results for the six months ended June 30, 2018 include:

•	Earnings of $2.10 per share on a U.S. GAAP basis.

•	Total operating revenue of $64.0 billion.

•	Total operating income of $14.0 billion.

•	Net income of $8.9 billion.

•	Cash flow from operations of $16.4 billion.

•	Capital expenditures of $7.8 billion.

Business Overview
We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services, and customer groups, respectively.

•
Total Wireless segment operating revenues for the three and six months ended June 30, 2018 totaled $22.4 billion and $44.3 billion, respectively. This was an increase of 5.5% and 5.2%, respectively, compared to the similar periods in 2017.

•
Total Wireline segment operating revenues for the three and six months ended June 30, 2018 totaled $7.5 billion and $15.0 billion, respectively. This was a decrease of 3.4% and 2.5%, respectively, compared to the similar periods in 2017.

•
Operating revenues for our Media business, branded Oath and included in Corporate and other, were $1.9 billion and $3.8 billion, respectively, for the three and six months ended June 30, 2018. This was an increase of $0.9 billion and $2.0 billion, respectively, compared to the similar periods in 2017, primarily due to the acquisition of Yahoo! Inc.'s (Yahoo) operating business in June of 2017.

Wireless
Our Wireless segment, doing business as Verizon Wireless, provides wireless communications products and services across one of the most extensive wireless networks in the U.S. We provide these services and equipment sales to consumer, business and government customers across the U.S. on a postpaid and prepaid basis. A retail postpaid connection represents an individual line of service for a wireless device for which a customer is billed one month in advance a monthly access charge in return for access to and usage of network service. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance. Our Wireless segment also includes reseller arrangements, in which other companies utilize Verizon's network to resell wireless service to their respective end customers.

We are focusing our wireless capital spending on adding capacity and density to our 4G Long-Term Evolution (LTE) network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Densification enables us to add capacity to manage mobile video consumption and demand for the Internet of Things (IoT), and also positions us for the deployment of 5G technology. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We continue to work with key partners on innovation, standards development and requirements for 5G wireless technology. During 2017, we deployed the largest pre-commercial 5G trial network in the U.S. with non-paying customers. We have announced that we will commercially launch 5G wireless residential broadband services in four U.S. markets in 2018, including Sacramento, Los Angeles, and Houston.

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

In our Wireline business, to compensate for the shrinking market for traditional voice, network and high-speed Internet (HSI) services, we continue to build our Wireline segment around data, video and advanced business services – areas where demand for reliable high-speed connections is growing. We expect our multi-use fiber initiative will aid in the densification of our 4G LTE wireless network and position us for the deployment of 5G technology. The expansion of our multi-use fiber footprint also creates opportunities to generate revenue from fiber-based services in our Wireline business. We continue to seek ways to increase revenue and further realize operating and capital efficiencies as well as maximize profitability across the segment.

Corporate and Other
Corporate and other includes the results of our Media business, branded Oath, our telematics business, branded Verizon Connect, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, pension and other employee benefit related costs and lease financing. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

Oath, our organization that combined Yahoo’s operating business with our pre-existing Media business, includes diverse media and technology brands that engage users around the world. We believe that Oath, with its technology, content and data, will help us expand the global scale of our digital media business and build brands for the future. See Note 3 to the condensed consolidated financial statements for additional information.

We are also building our growth capabilities in the emerging IoT market by developing business models to monetize usage on our network at the connectivity and platform layers. During the three and six months ended June 30, 2018, we recognized IoT revenues (including Verizon Connect) of $0.4 billion and $0.8 billion, respectively, a 12% increase, compared to the similar periods in 2017. This increase was primarily attributable to an increase in revenues related to our comprehensive suite of services and solutions in the telematics market.

Capital Expenditures and Investments
We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2018, these investments included $7.8 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Operating Environment and Trends
Except as discussed below in "Segment Results of Operations - Wireline", there have been no significant changes to the information related to trends affecting our business that was previously disclosed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2017 included in our Current Report on Form 8-K dated May 1, 2018.

We adopted Accounting Standard Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" on January 1, 2018, using the modified retrospective application. This method does not impact the prior periods, which continue to reflect the accounting treatment prior to the adoption of Topic 606. As a result, for items that were affected by our adoption of Topic 606, financial results of periods prior to January 1, 2018 are not comparable to the current period financial results. See Notes 1 and 2 to the condensed consolidated financial statements for additional information.

Recent Developments
2018 Collective Bargaining Negotiations
We reached a tentative agreement with the Communications Workers of America and the International Brotherhood of Electrical Workers to extend our collective bargaining agreements that were due to expire on August 3, 2019 for four years until August 5, 2023.  The collective bargaining agreements cover approximately 34,000 employees.  The extension agreement is subject to ratification votes by the union members. We expect these votes to be completed by mid-August 2018.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Wireless	$22,449	$21,282	$1,167	5.5%	$44,349	$42,160	$2,189	5.2%
Wireline	7,459	7,719	(260)	(3.4)	15,016	15,401	(385)	(2.5)
Corporate and other	2,680	1,898	782	41.2	5,391	3,552	1,839	51.8
Eliminations	(385)	(351)	(34)	9.7	(781)	(751)	(30)	4.0
Consolidated Revenues	$32,203	$30,548	$1,655	5.4	$63,975	$60,362	$3,613	6.0

Consolidated revenues increased $1.7 billion, or 5.4%, and $3.6 billion, or 6.0%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, due to an increase in revenues at our Wireless segment and within Corporate and other, partially offset by decreases in revenue at our Wireline segment. In addition, $0.1 billion and $0.2 billion of the increase in consolidated revenues for the three and six months ended June 30, 2018, respectively, is attributable to the adoption of Topic 606.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues increased $0.8 billion, or 41.2%, and $1.8 billion, or 51.8%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to an increase in revenue as a result of the acquisition of Yahoo’s operating business in June 2017. This increase was partially offset by the sale of 23 customer-facing data center sites in the U.S. and Latin America in our Wireline segment (Data Center Sale) in May 2017 and other insignificant transactions (see "Operating Results From Divested Businesses" below).

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Cost of services	$8,234	$7,449	$785	10.5%	$16,180	$14,688	$1,492	10.2%
Wireless cost of equipment	5,397	5,035	362	7.2	10,706	9,843	863	8.8
Selling, general and administrative expense	7,605	5,883	1,722	29.3	14,449	12,629	1,820	14.4
Depreciation and amortization expense	4,350	4,167	183	4.4	8,674	8,226	448	5.4
Consolidated Operating Expenses	$25,586	$22,534	$3,052	13.5	$50,009	$45,386	$4,623	10.2

Cost of Services
Cost of services increased $0.8 billion, or 10.5%, and $1.5 billion, or 10.2%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to the acquisition of Yahoo’s operating business as well as increases in rent expense at our Wireless segment and in content costs. This increase was partially offset by decreases in personnel costs at our Wireline segment.

Wireless Cost of Equipment
Cost of equipment increased $0.4 billion, or 7.2%, and $0.9 billion, or 8.8%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily as a result of a shift to higher priced smartphones in the mix of devices sold, partially offset by a decline in the number of smartphones sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $1.7 billion, or 29.3%, during the three months ended June 30, 2018, compared to the similar period in 2017, primarily due to a net gain on sale of divested businesses in 2017 (see "Special Items"). This increase was partially offset by a decrease in acquisition and integration related charges primarily related to the acquisition of Yahoo's operating business (see "Special Items") and a decrease in commission expense at both our Wireless and Wireline segments following the adoption of Topic 606. See Notes 1 and 2 to the condensed consolidated financial statements for additional information.

Selling, general and administrative expense increased $1.8 billion, or 14.4%, during the six months ended June 30, 2018, compared to the similar period in 2017, primarily due to an increase in expenses as a result of the acquisition of Yahoo's operating business in June 2017 as well as a net gain on sale of divested businesses in 2017. The increase was partially offset by decreases in commission expense at both our Wireless and Wireline segments following the adoption of Topic 606.

Operating Results From Divested Businesses
In May 2017, we completed the Data Center Sale. The results of operations related to this divestiture and other insignificant transactions are included within Corporate and other for all periods presented to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker. The results of operations related to these divestitures included within Corporate and other are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Operating Results From Divested Businesses
Operating revenues	$—	$120	$—	$314
Cost of services	—	44	—	105
Selling, general and administrative expense	—	26	—	55
Depreciation and amortization expense	—	5	—	22

Other Consolidated Results

Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Interest income	$20	$20	$—	—%	$36	$34	$2	5.9%
Other components of net periodic benefit cost	254	218	36	16.5	509	437	72	16.5
Other, net	86	(39)	125	nm	(260)	(899)	639	(71.1)
Total	$360	$199	$161	80.9	$285	$(428)	$713	nm

nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions and components of net periodic pension and postretirement benefit costs. The increase in Other income (expense), net during the three months ended June 30, 2018, compared to the similar period in 2017, was driven by a foreign exchange gain of $0.1 billion recorded during 2018. The increase in Other income (expense), net during the six months ended June 30, 2018, compared to the similar period in 2017, was driven by a decrease in early debt redemption costs of $0.6 billion, partially offset by a foreign exchange gain of $0.1 billion.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Total interest costs on debt balances	$1,421	$1,385	$36	2.6%	$2,798	$2,692	$106	3.9%
Less capitalized interest costs	199	167	32	19.2	375	342	33	9.6
Total	$1,222	$1,218	$4	0.3	$2,423	$2,350	$73	3.1

Average debt outstanding	$117,800	$116,359			$117,719	$113,493
Effective interest rate	4.8%	4.8%			4.8%	4.7%

Total interest costs on debt balances increased during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to higher average debt balances (see "Consolidated Financial Condition").

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Provision for income taxes	$1,281	$2,489	$(1,208)	(48.5)%	$2,669	$4,118	$(1,449)	(35.2)%
Effective income tax rate	23.2%	35.7%			23.0%	33.9%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate and provision for income taxes during the three and six months ended June 30, 2018, compared to the similar periods in 2017, was primarily due to the permanent reduction in the statutory U.S. federal corporate income tax rate from 35% to 21%, partially offset by the unfavorable impact of base broadening provisions of the Tax Cuts and Jobs Act (TCJA) that took effect on January 1, 2018. The decrease in the effective income tax rate and provision for income taxes was also impacted by unfavorable tax impacts from goodwill not deductible for tax purposes in connection with the Data Center Sale in May 2017.

In December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the TCJA. Verizon continues to analyze the effects of the TCJA, including the effects of any state tax law changes that may arise as a result of federal tax reform, on its financial statements and operations and include any adjustments to tax expense or benefit from continuing operations in the reporting periods that such adjustments are determined, consistent with the one-year measurement period set forth in SAB 118. As of June 30, 2018, we have not identified or recorded adjustments to the provisional amounts previously disclosed for the year ended December 31, 2017 in our Current Report on Form 8-K dated May 1, 2018.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.4 billion at both June 30, 2018 and December 31, 2017. Interest and penalties related to unrecognized tax benefits were $0.3 billion (after-tax) at both June 30, 2018 and December 31, 2017.

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

Consolidated Adjusted EBITDA is calculated by excluding the effect of special items from the calculation of Consolidated EBITDA. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes and depreciation policies. Further, the exclusion of special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that non-GAAP measures provide relevant and useful information, which is used by management, investors and other users of our financial information as well as by our management in assessing both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017

Consolidated Net Income	$4,246	$4,478	$8,912	$8,031
Add (Less):
Provision for income taxes	1,281	2,489	2,669	4,118
Interest expense	1,222	1,218	2,423	2,350
Other (income) expense, net	(360)	(199)	(285)	428
Equity in losses of unconsolidated businesses	228	28	247	49
Consolidated Operating Income	$6,617	$8,014	$13,966	$14,976
Add Depreciation and amortization expense	4,350	4,167	8,674	8,226
Consolidated EBITDA	$10,967	$12,181	$22,640	$23,202

Add (Less):
Severance charges	$339	$195	$339	$195
Gain on spectrum license transaction	—	—	—	(126)
Acquisition and integration related charges	109	559	214	559
Product realignment charges	450	—	450	—
Net gain on sale of divested businesses	—	(1,774)	—	(1,774)
Consolidated Adjusted EBITDA	$11,865	$11,161	$23,643	$22,056

The changes in Consolidated Net Income, Consolidated Operating Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2018, compared to the similar periods in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe that this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income (loss). Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues. You can find additional information about our segments in Note 10 to the condensed consolidated financial statements.

Wireless
Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
(dollars in millions, except ARPA and	June 30,		Increase/		June 30,		Increase/
I-ARPA)	2018	2017	(Decrease)		2018	2017	(Decrease)
Service	$15,754	$15,622	$132	0.8%	$31,156	$31,400	$(244)	(0.8)%
Equipment	5,044	4,298	746	17.4	10,084	8,062	2,022	25.1
Other	1,651	1,362	289	21.2	3,109	2,698	411	15.2
Total Operating Revenues	$22,449	$21,282	$1,167	5.5	$44,349	$42,160	$2,189	5.2

Connections (‘000): (1)
Retail					116,454	114,536	1,918	1.7
Retail postpaid					111,622	109,088	2,534	2.3

Net additions in period (‘000): (2)
Retail connections	295	633	(338)	(53.4)	220	309	(89)	(28.8)
Retail postpaid connections	531	614	(83)	(13.5)	791	307	484	nm

Churn Rate:
Retail connections	1.18%	1.18%			1.23%	1.28%
Retail postpaid connections	0.97%	0.94%			1.01%	1.04%

Account Statistics:
Retail postpaid ARPA (3)	$134.56	$134.89	$(0.33)	(0.2)	$133.13	$135.93	$(2.80)	(2.1)
Retail postpaid I-ARPA (3)	$168.30	$164.94	$3.36	2.0	$166.51	$165.47	$1.04	0.6

Retail postpaid accounts (‘000) (1)					35,309	35,334	(25)	(0.1)
Retail postpaid connections per account (1)					3.16	3.09	0.07	2.3

(1)	As of end of period

(2)	Excluding acquisitions and adjustments

(3)
ARPA and I-ARPA for periods beginning after January 1, 2018 reflect the adoption of Topic 606. ARPA and I-ARPA for periods ending prior to January 1, 2018 were calculated based on the guidance per ASC Topic 605, "Revenue Recognition". Accordingly, amounts are not calculated on a comparative basis.

nm - not meaningful

Wireless’ total operating revenues increased $1.2 billion, or 5.5%, and $2.2 billion, or 5.2%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily as a result of an increase in equipment revenues.

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

Retail connections represent our retail customer device postpaid and prepaid connections. Churn is the rate at which service to connections is terminated. Retail connections under an account may include those from smartphones and basic phones (collectively, phones) as well as tablets and other Internet devices, including wearables and retail IoT devices. The U.S. wireless market has achieved a high penetration of smartphones which reduces the opportunity for new phone connection growth for the industry. Retail postpaid connection net additions decreased during the three months ended June 30, 2018, compared to the similar period in 2017, primarily due to a higher retail postpaid connection churn rate, partially offset by an increase in retail postpaid connection gross additions, including wearables. Retail postpaid connection net additions increased during the six months ended June 30, 2018, compared to the similar period in 2017, primarily due to an increase in retail postpaid connection gross additions, including wearables, as well as a lower retail postpaid connection churn rate.

Retail Postpaid Connections per Account
Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 2.3% as of June 30, 2018, compared to June 30, 2017. The increase in retail postpaid connections per account is primarily due to an increase in Internet devices, which represented 19% of our retail postpaid connection base as of June 30, 2018, compared to 18% as of June 30, 2017. The increase in various Internet devices is primarily driven by other connected devices, primarily wearables, as of June 30, 2018 compared to June 30, 2017.

Service Revenue
Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, increased $0.1 billion, or 0.8%, and decreased $0.2 billion, or 0.8%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017. The increase during the three months ended June 30, 2018 was primarily due to an increase in access revenue, driven by customers shifting to higher access plans. The increase was partially offset by a lower amount of revenue allocated to service revenue following adoption of Topic 606 and decreased overage revenue. See Notes 1 and 2 to the condensed consolidated financial statements for additional information. The decrease during the six months ended June 30, 2018 was primarily due to a lower amount of revenue allocated to service revenue following adoption of Topic 606. Also contributing to the decrease was lower postpaid service revenue, including decreased overage revenue, partially offset by an increase in access revenue. Overage revenue pressure began in 2017 following the introduction of unlimited pricing plans. The pace of migration to unsubsidized price plans continues to approach steady state. At June 30, 2018, approximately 82% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 75% at June 30, 2017.

Service revenue plus recurring device payment plan billings related to the Verizon device payment program, which represents the total value invoiced from our wireless connections, increased $0.5 billion, or 2.8%, and $0.6 billion, or 1.5%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, decreased during the three and six months ended June 30, 2018, compared to the similar periods in 2017. This decrease was a result of a lower amount of revenue allocated to service revenue following adoption of Topic 606 as well as customer migration to plans with unsubsidized service pricing, and the introduction of unlimited data plans in 2017. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, increased 2.0% and 0.6%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017. This increase was driven by an increase in recurring device payment plan billings, partially offset by a decline in service revenue, primarily as a result of a lower amount of revenue allocated to service revenue following adoption of Topic 606.

Equipment Revenue
Equipment revenue increased $0.7 billion, or 17.4%, and $2.0 billion, or 25.1%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, as a result of a shift to higher priced units in the mix of devices sold and a higher amount of revenue allocated to equipment revenue following adoption of Topic 606. See Notes 1 and 2 to the condensed consolidated financial statements for additional information. This increase was partially offset by an overall decline in device sales.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.3 billion, or 21.2%, and $0.4 billion, or 15.2%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to a volume and rate-driven increase in revenues related to our device protection package.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Cost of services	$2,335	$2,219	$116	5.2%	$4,550	$4,406	$144	3.3%
Cost of equipment	5,397	5,035	362	7.2	10,706	9,843	863	8.8
Selling, general and administrative expense	3,984	4,271	(287)	(6.7)	7,883	8,740	(857)	(9.8)
Depreciation and amortization expense	2,459	2,347	112	4.8	4,887	4,685	202	4.3
Total Operating Expenses	$14,175	$13,872	$303	2.2	$28,026	$27,674	$352	1.3

Cost of Services
Cost of services increased $0.1 billion, or 5.2%, and $0.1 billion, or 3.3%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to higher rent expense as a result of an increase in macro and small cell sites supporting network capacity expansion and densification, as well as new pricing and a volume-driven increase in costs related to the device protection package offered to our customers. Partially offsetting these increases were decreases in costs related to roaming.

Cost of Equipment
Cost of equipment increased $0.4 billion, or 7.2%, and $0.9 billion, or 8.8%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily as a result of a shift to higher priced smartphones in the mix of devices sold, partially offset by a decline in the number of smartphones sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.3 billion, or 6.7%, and $0.9 billion, or 9.8%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to a $0.3 billion and $0.6 billion decline in sales commission expense, respectively, and bad debt expense. The decrease during the six months ended June 30, 2018 was also due to a decline of approximately $0.2 billion in employee related costs, primarily due to reduced headcount. The decline in sales commission expense during the three and six months ended June 30, 2018, compared to the similar periods in 2017, was driven by decreased selling-related costs primarily arising from the deferral of commission costs following adoption of Topic 606.

Wireless costs to obtain contracts are amortized over our customers' estimated device upgrade cycles, as such costs are typically incurred each time a customer upgrades.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 billion, or 4.8%, and $0.2 billion, or 4.3%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily driven by an increase in net depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Segment Operating Income	$8,274	$7,410	$864	11.7%	$16,323	$14,486	$1,837	12.7%
Add Depreciation and amortization expense	2,459	2,347	112	4.8	4,887	4,685	202	4.3
Segment EBITDA	$10,733	$9,757	$976	10.0	$21,210	$19,171	$2,039	10.6
Segment operating income margin	36.9%	34.8%			36.8%	34.4%
Segment EBITDA margin	47.8%	45.8%			47.8%	45.5%

The changes in the table above during the three and six months ended June 30, 2018, compared to the similar periods in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

The operating revenues from XO Holdings' wireline business (XO) are included in the Wireline segment results beginning in February 2017, following the completion of the acquisition, and are included with the Enterprise Solutions, Partner Solutions and Business Markets customer groups.

The operating results and statistics for all periods presented below exclude the results of the Data Center Sale in 2017 and other insignificant transactions (see "Operating Results From Divested Businesses"). The results were adjusted to reflect comparable segment operating results consistent with the information regularly reviewed by our chief operating decision maker.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Consumer Markets	$3,132	$3,184	$(52)	(1.6)%	$6,282	$6,385	$(103)	(1.6)%
Enterprise Solutions	2,211	2,309	(98)	(4.2)	4,451	4,620	(169)	(3.7)
Partner Solutions	1,200	1,235	(35)	(2.8)	2,428	2,464	(36)	(1.5)
Business Markets	850	918	(68)	(7.4)	1,721	1,797	(76)	(4.2)
Other	66	73	(7)	(9.6)	134	135	(1)	(0.7)
Total Operating Revenues	$7,459	$7,719	$(260)	(3.4)	$15,016	$15,401	$(385)	(2.5)

Connections (‘000):(1)
Total voice connections					12,270	13,352	(1,082)	(8.1)

Total Broadband connections					6,956	6,988	(32)	(0.5)
Fios Internet connections					5,959	5,737	222	3.9
Fios Video connections					4,560	4,666	(106)	(2.3)

(1)	As of end of period

Wireline’s revenues decreased $0.3 billion, or 3.4%, and $0.4 billion, or 2.5%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to decreases in traditional voice, network and HSI services as a result of technology substitution and competition as well as decreases in demand for traditional linear video within our customer groups. The six months ended June 30, 2018 includes one additional month of operating revenues from XO compared to the similar period in 2017.

Fios revenues were $3.0 billion and $5.9 billion, respectively, during the three and six months ended June 30, 2018, compared to $2.9 billion and $5.8 billion during the similar periods in 2017. During the six months ended June 30, 2018, our Fios Internet subscriber base increased 3.9% and our Fios Video subscriber base decreased 2.3%, compared to the similar period in 2017, reflecting increased demand in higher broadband speeds and the ongoing shift from traditional linear video to over-the-top offerings.

We continue to experience revenue and earnings pressures in our Wireline segment due to a challenging and highly competitive marketplace. An acceleration in the pace of declines to Wireline revenues and earnings would negatively impact the fair value of this reporting unit and may result in a goodwill impairment in the future. In accordance with our accounting policy, we considered the events and circumstances impacting our Wireline business during the second quarter of 2018 and concluded that it is more likely than not that an impairment did not exist. We will continue to monitor and assess how our actual and projected results affect our periodic goodwill impairment assessment, which involves judgment and estimation and therefore, is inherently uncertain. For more detailed information regarding our goodwill impairment process, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" for the year ended December 31, 2017 included in our Current Report on Form 8-K dated May 1, 2018.

Consumer Markets
Consumer Markets operations provide broadband Internet and video services (including Fios Internet, Fios Video and HSI services) and local and long distance voice services to residential subscribers.

Consumer Markets revenues decreased $0.1 billion, or 1.6%, during both the three and six months ended June 30, 2018, compared to the similar periods in 2017, related to the continued decline of Fios Video, voice services and HSI revenues, partially offset by an increase in Fios Internet revenues due to subscriber growth and higher value customer mix.

Service revenues attributable to voice, Fios Video and HSI services declined during the six months ended June 30, 2018, compared to the similar period in 2017, related to declines of 8.1%, 2.3% and 20.3% in connections, respectively. The decline in voice connections is primarily a result of competition and technology substitution with wireless, competing voice over Internet Protocol (IP) and cable telephony service. The decline in video connections continues to result from the shift in traditional linear video to over-the-top offerings. The decline in HSI connections was partially offset by an increase in Fios Internet connections driven by demand for faster Internet speeds.

Enterprise Solutions
Enterprise Solutions provides professional and integrated managed services, delivering solutions for large businesses, including multinational corporations, and federal government customers. Enterprise Solutions offers traditional circuit-based network services, and advanced networking solutions including Private IP, Ethernet, and Software-Defined Wide Area Network, along with our traditional voice services and advanced workforce productivity and customer contact center solutions. Our Enterprise Solutions include security services to manage, monitor, and mitigate cyber-attacks.

Enterprise Solutions revenues decreased $0.1 billion, or 4.2% and $0.2 billion, or 3.7%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017. The decrease during the three and six months ended June 30, 2018 is primarily due to declines in traditional data and voice communications services and equipment as a result of competitive price pressures.

Partner Solutions
Partner Solutions provides communications services, including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Partner Solutions revenues decreased 2.8% and 1.5%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017. The decrease during the three and six months ended June 30, 2018 was primarily due to declines in core data and traditional voice services, resulting from the effect of technology substitution and continuing contraction of market rates due to competition. Data declines were partially offset by growth in higher bandwidth services, including dark fiber transport.

Business Markets
Business Markets offers traditional voice and networking products, Fios services, IP Networking, advanced voice solutions, security, and managed IT services to U.S.-based small and medium businesses, state and local governments, and educational institutions.

Business Markets revenues decreased $0.1 billion, or 7.4% and $0.1 billion, or 4.2%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to revenue declines related to the loss of voice services and customer premise equipment as well as HSI connections as a result of competitive price pressures, partially offset by increased fiber revenue.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Cost of services	$4,377	$4,542	$(165)	(3.6)%	$8,852	$8,961	$(109)	(1.2)%
Selling, general and administrative expense	1,577	1,582	(5)	(0.3)	3,056	3,164	(108)	(3.4)
Depreciation and amortization expense	1,524	1,548	(24)	(1.6)	3,058	3,023	35	1.2
Total Operating Expenses	$7,478	$7,672	$(194)	(2.5)	$14,966	$15,148	$(182)	(1.2)

Cost of Services
Cost of services decreased $0.2 billion, or 3.6%, and $0.1 billion, or 1.2%, respectively, during the three and six months ended June 30, 2018, compared to the similar periods in 2017, primarily due to decreases in personnel costs, cost of equipment and access costs, which were partially offset by an increase in content costs associated with continued programming license fee increases.

Selling, General and Administrative Expense
Selling, general and administrative expenses were unchanged during the three months ended June 30, 2018, compared to the similar period in 2017, due to increases in taxes and regulatory fees, offset by decreased selling-related costs primarily arising from the deferral of commission costs following adoption of Topic 606.

Selling, general and administrative expense decreased $0.1 billion, or 3.4%, during the six months ended June 30, 2018, compared to the similar period in 2017, due to decreased selling-related costs primarily arising from the deferral of commission costs following adoption of Topic 606, as well as gains from insignificant transactions.

Wireline costs to obtain contracts are amortized over the estimated customer relationship period for our Consumer Markets customers.

Depreciation and Amortization Expense
Depreciation and amortization expense was unchanged during the three and six months ended June 30, 2018, compared to the similar periods in 2017.

Segment Operating Income (Loss) and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Segment Operating Income (Loss)	$(19)	$47	$(66)	nm	$50	$253	$(203)	(80.2)%
Add Depreciation and amortization expense	1,524	1,548	(24)	(1.6)%	3,058	3,023	35	1.2
Segment EBITDA	$1,505	$1,595	$(90)	(5.6)	$3,108	$3,276	$(168)	(5.1)

Segment operating income (loss) margin	(0.3)%	0.6%			0.3%	1.6%
Segment EBITDA margin	20.2%	20.7%			20.7%	21.3%

nm - not meaningful

The changes in the table above during the three and six months ended June 30, 2018, compared to the similar periods in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Severance charges
Selling, general and administrative expense	$339	$195	$339	$195
Gain on spectrum license transaction
Selling, general and administrative expense	—	—	—	(126)
Acquisition and integration related charges
Selling, general and administrative expense	109	559	214	559
Depreciation and amortization expense	11	5	13	5
Product realignment charges
Cost of services	303	—	303	—
Selling, general and administrative expense	147	—	147	—
Equity in losses of unconsolidated businesses	207	—	207	—
Depreciation and amortization expense	1	—	1	—
Net gain on sale of divested businesses
Selling, general and administrative expense	—	(1,774)	—	(1,774)
Early debt redemption costs
Other income (expense), net	—	—	249	848
Total	$1,117	$(1,015)	$1,473	$(293)

The income and expenses related to special items included in our consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Within Total Operating Expenses	$910	$(1,015)	$1,017	$(1,141)
Within Equity in losses of unconsolidated businesses	207	—	207	—
Within Other income (expense), net	—	—	249	848
Total	$1,117	$(1,015)	$1,473	$(293)

Severance Charges

During both the three and six months ended June 30, 2018, we recorded a pre-tax severance charge of approximately $0.3 billion, exclusive of acquisition related severance charges. During both the three and six months ended June 30, 2017, we recorded a pre-tax severance charge of approximately $0.2 billion, exclusive of acquisition related severance charges.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (see "Consolidated Results of Operations") excludes the severance charges described above.

Gain on Spectrum License Transaction

During the three months ended March 31, 2017, we completed a license exchange transaction with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services (AWS) and Personal Communication Services (PCS) spectrum licenses. As a result of this non-cash exchange, we received $1.0 billion of AWS and PCS spectrum licenses at fair value and recorded a pre-tax gain of $0.1 billion in Selling, general and administrative expense on our condensed consolidated statement of income for the six months ended June 30, 2017.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (see "Consolidated Results of Operations") excludes the gain on the spectrum license transaction described above.

Acquisition and Integration Related Charges

We recorded acquisition and integration related charges of approximately $0.1 billion and $0.2 billion, respectively, during the three and six months ended June 30, 2018, primarily related to the acquisition of Yahoo’s operating business. These charges were primarily recorded in Selling, general and administrative expense and Depreciation and amortization expense on our condensed consolidated statements of income for the three and six months ended June 30, 2018.

We recorded acquisition and integration related charges of approximately $0.6 billion during both the three and six months ended June 30, 2017, primarily related to the acquisition of Yahoo's operating business. These charges were primarily recorded in Selling, general and administrative expense and Depreciation and amortization expense on our condensed consolidated statements of income for the three and six months ended June 30, 2017.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (See "Consolidated Results of Operations") excludes the acquisition and integration related charges described above.

Product Realignment Charges

During the three months ended June 30, 2018, we recorded product realignment charges of approximately $0.7 billion. Product realignment charges primarily relate to the discontinuation of the go90 platform and associated content. These charges were recorded in Selling, general and administrative expense, Cost of services, Equity in losses of unconsolidated businesses, and Depreciation and amortization expense on our condensed consolidated statements of income for the three and six months ended June 30, 2018.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (see "Consolidated Results of Operations") excludes the product realignment charges described above.

Net Gain on Sale of Divested Businesses

During the three months ended June 30, 2017, we completed the Data Center Sale. In connection with the Data Center Sale and other insignificant transactions, we recorded a net gain on the sale of divested businesses of approximately $1.8 billion in Selling, general and administrative expense on our condensed consolidated statements of income for the three and six months ended June 30, 2017.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Operating Income and EBITDA discussion (see "Consolidated Results of Operations") excludes the net gain on sale of divested businesses described above.

Early Debt Redemption Costs

During the six months ended June 30, 2018, we recorded losses on early debt redemptions of $0.2 billion in connection with the tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% and maturity dates ranging from 2021 to 2055. These losses were recorded in Other income (expense), net on our condensed consolidated statement of income.

During the six months ended June 30, 2017, we recorded losses on early debt redemptions of $0.8 billion in connection with the early redemption of $0.2 billion aggregate principal amount of GTE LLC notes, the additional redemption pursuant to the cash offers in January 2017, the additional redemption of $0.1 billion of Verizon Communications Inc. notes, and the tender offer in March 2017. These losses were recorded in Other income (expense), net on our condensed consolidated statement of income.

See Note 5 to the condensed consolidated financial statements for additional information related to our early debt redemptions in 2018.

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2018	2017	Change
Cash Flows Provided By (Used In)
Operating activities	$16,433	$9,306	$7,127
Investing activities	(8,728)	(9,259)	531
Financing activities	(7,865)	1,900	(9,765)
Increase In Cash, Cash Equivalents and Restricted Cash	$(160)	$1,947	$(2,107)

We use the net cash generated from our operations to fund network expansion and modernization, service and repay external financing, pay dividends, invest in new businesses and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Market Risk" for additional information regarding our foreign currency risk management strategies.

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities during the six months ended June 30, 2018 increased $7.1 billion, compared to the similar period in 2017, primarily due to an improvement in working capital change during the current period of $2.2 billion, which includes the benefit from tax reform, and an increase of $0.9 billion in earnings. In addition, the increase in net cash provided by operating activities was driven by the change in net gain on sale of divested businesses and discretionary contributions to qualified employee benefit plans. We made $1.7 billion and $3.4 billion in discretionary employee benefits contributions during the six months ended June 30, 2018 and 2017, respectively, primarily to our defined benefit pension plan. Our mandatory pension funding through 2026 is expected to be minimal, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan is improved.

Cash Flows Used In Investing Activities

Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended
	June 30,
(dollars in millions)	2018	2017
Wireless	$4,017	$4,275
Wireline	2,849	2,150
Other	972	586
Capital expenditures	$7,838	$7,011
Total as a percentage of revenue	12.3%	11.6%

Capital expenditures decreased at Wireless and increased at Wireline during the six months ended June 30, 2018, compared to the similar period in 2017, primarily due to the timing of investments. Our investments primarily related to network equipment to support the business.

Acquisitions
In February 2018, Verizon acquired Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for 5G wireless services, for total consideration reflecting an enterprise value of approximately $3.1 billion, which was primarily settled with Verizon shares but also included transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee to be paid to the Federal Communications Commission (FCC). The spectrum acquired as part of the transaction will be used for our 5G technology deployment.

In April 2017, we exercised our option to buy NextLink Wireless LLC (NextLink) for approximately $0.5 billion, subject to certain adjustments. The transaction closed in January 2018. We prepaid $0.3 billion of the option exercise price in the first quarter of 2017 and the remaining cash consideration was paid at closing. The spectrum acquired as part of the transaction will be used for our 5G technology deployment.

Cash Flows Provided by (Used In) Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2018 and 2017, net cash provided by (used in) financing activities was $(7.9) billion and $1.9 billion, respectively.

During the six months ended June 30, 2018, our net cash used in financing activities of $7.9 billion was primarily driven by repayments of long-term borrowings and capital lease obligations of $6.6 billion, cash dividends of $4.8 billion, and repayments of asset-backed long-term borrowings of $2.0 billion. These uses of cash were partially offset by proceeds from long-term borrowings of $4.6 billion and proceeds from asset-backed long-term borrowings of $1.7 billion.

At June 30, 2018, our total debt decreased to $114.6 billion, compared to $117.1 billion at December 31, 2017. During the six months ended June 30, 2018 and 2017, our effective interest rate was 4.8% and 4.7%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

See Note 5 to the consolidated financial statements for additional information.

Other, net
Other, net financing activities during the six months ended June 30, 2018 includes $0.1 billion tax withholding on employee share-based payments.

Credit Facilities
In April 2018, we amended our $9.0 billion credit facility to increase the capacity to $9.5 billion and extend its maturity to April 4, 2022. As of June 30, 2018, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion equipment credit facility insured by Eksportkreditnamnden Stockholm, Sweden (EKN), the Swedish export credit agency. As of June 30, 2018, we had an outstanding balance of $0.8 billion. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into equipment credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available through October 2019 contingent upon the amount of eligible equipment-related purchases that we make. During the six months ended June 30, 2018, we drew down $1.7 billion from these facilities, which remained outstanding as of June 30, 2018.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $4.8 billion and $4.7 billion in cash dividends during the six months ended June 30, 2018 and 2017, respectively.

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

We and our consolidated subsidiaries are in compliance with all of our restrictive covenants.

Change In Cash, Cash Equivalents and Restricted Cash

Our Cash and cash equivalents at June 30, 2018 totaled $1.8 billion, a $0.3 billion decrease compared to Cash and cash equivalents at December 31, 2017, primarily as a result of the factors discussed above.

Restricted cash at June 30, 2018 totaled $1.0 billion, a $0.2 billion increase compared to restricted cash at December 31, 2017, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2018	2017	Change
Net cash provided by operating activities	$16,433	$9,306	$7,127
Less Capital expenditures (including capitalized software)	7,838	7,011	827
Free cash flow	$8,595	$2,295	$6,300

The changes in free cash flow during the six months ended June 30, 2018, compared to the similar period in 2017, were primarily due to an improvement in working capital change during the current period of $2.2 billion, which includes the benefit from tax reform, and an increase of $0.9 billion in earnings. In addition, the increase in net cash provided by operating activities was driven by the change in net gain on sale of divested businesses and discretionary contributions to qualified employee benefit plans. We made $1.7 billion and $3.4 billion in discretionary employee benefits contributions during the six months ended June 30, 2018 and 2017, respectively, primarily to our defined benefit pension plan. Our mandatory pension funding through 2026 is expected to be minimal, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan is improved. Capital expenditures decreased at Wireless and increased at Wireline during the six months ended June 30, 2018, compared to the similar period in 2017, primarily due to the timing of investments.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSAs) which provide rules for collateral exchange. Our CSAs entered into prior to the fourth quarter of 2017 generally require collateralized arrangements with our counterparties in connection with uncleared derivatives. During the first quarter of 2017, we paid an insignificant amount of cash to extend amendments to certain of our collateral exchange arrangements, which eliminated the requirement to post collateral for a specified period of time. During the fourth quarter of 2017, we began negotiating and executing new ISDA master agreements and CSAs with our counterparties. The newly executed CSAs contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At June 30, 2018, we posted collateral of approximately $0.1 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet. We did not post any collateral at December 31, 2017. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2018, approximately 78% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.3 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2018, the fair value of the liability of these contracts was $1.1 billion. At December 31, 2017, the fair value of the asset and liability of these contracts were $0.1 billion and $0.4 billion, respectively. At June 30, 2018 and December 31, 2017, the total notional amount of the interest rate swaps was $19.8 billion and $20.2 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility and Asset-Backed Notes. The fair value of these contracts was insignificant at June 30, 2018 and December 31, 2017. At both June 30, 2018 and December 31, 2017, the total notional value of these contracts was $2.8 billion.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At June 30, 2018, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We enter into cross currency swaps to exchange British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as cash flow hedges. The fair value of the asset of these contracts was $0.5 billion at both June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, the fair value of the liability of these contracts was $0.1 billion and insignificant, respectively. At both June 30, 2018 and December 31, 2017, the total notional amount of the cross currency swaps was $16.6 billion.

Acquisitions and Divestitures

Wireless
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our network, while also resulting in a more efficient use of spectrum. See Note 3 to the condensed consolidated financial statements for additional information.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of June 30, 2018.

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

Item 4.   Controls and Procedures
Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2018.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2018. At June 30, 2018, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: July 31, 2018	By	/s/ Anthony T. Skiadas
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