Form 10-Q
period 2018-09-30
VERIZON COMMUNICATIONS INC
filed 2018-10-30
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

At September 30, 2018, 4,132,015,101 shares of the registrant’s common stock were outstanding, after deducting 159,418,545 shares held in treasury.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2018	2017	2018	2017

Operating Revenues
Service revenues and other	$27,254	$27,365	$81,145	$79,665
Wireless equipment revenues	5,353	4,352	15,437	12,414
Total Operating Revenues	32,607	31,717	96,582	92,079

Operating Expenses
Cost of services (exclusive of items shown below)	7,842	8,009	24,022	22,697
Wireless cost of equipment	5,489	4,965	16,195	14,808
Selling, general and administrative expense (including net gain on sale of divested businesses of $1,774 for the nine months ended September 30, 2017)	7,224	7,483	21,673	20,112
Depreciation and amortization expense	4,377	4,272	13,051	12,498
Total Operating Expenses	24,932	24,729	74,941	70,115

Operating Income	7,675	6,988	21,641	21,964
Equity in losses of unconsolidated businesses	(3)	(22)	(250)	(71)
Other income (expense), net	214	(291)	499	(719)
Interest expense	(1,211)	(1,164)	(3,634)	(3,514)
Income Before Provision For Income Taxes	6,675	5,511	18,256	17,660
Provision for income taxes	(1,613)	(1,775)	(4,282)	(5,893)
Net Income	$5,062	$3,736	$13,974	$11,767

Net income attributable to noncontrolling interests	$138	$116	$385	$335
Net income attributable to Verizon	4,924	3,620	13,589	11,432
Net Income	$5,062	$3,736	$13,974	$11,767

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.19	$0.89	$3.29	$2.80
Weighted-average shares outstanding (in millions)	4,136	4,084	4,125	4,083

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.19	$0.89	$3.29	$2.80
Weighted-average shares outstanding (in millions)	4,140	4,089	4,129	4,088

Dividends declared per common share	$0.6025	$0.5900	$1.7825	$1.7450
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2018	2017	2018	2017

Net Income	$5,062	$3,736	$13,974	$11,767
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments	10	117	(73)	205
Unrealized gain (loss) on cash flow hedges, net of tax of $(118), $(22), $(243) and $109	329	104	678	(94)
Unrealized gain (loss) on marketable securities, net of tax of $2, $0, $3 and $7	(1)	1	(5)	(5)
Defined benefit pension and postretirement plans, net of tax of $117, $(126), $235 and $48	(342)	177	(688)	(96)
Other comprehensive income (loss) attributable to Verizon	(4)	399	(88)	10
Total Comprehensive Income	$5,058	$4,135	$13,886	$11,777

Comprehensive income attributable to noncontrolling interests	$138	$116	$385	$335
Comprehensive income attributable to Verizon	4,920	4,019	13,501	11,442
Total Comprehensive Income	$5,058	$4,135	$13,886	$11,777
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2018	2017

Assets
Current assets
Cash and cash equivalents	$2,538	$2,079
Accounts receivable, net of allowances of $851 and $939	24,012	23,493
Inventories	1,270	1,034
Prepaid expenses and other	5,334	3,307
Total current assets	33,154	29,913

Property, plant and equipment	252,030	246,498
Less accumulated depreciation	164,566	157,930
Property, plant and equipment, net	87,464	88,568

Investments in unconsolidated businesses	732	1,039
Wireless licenses	94,006	88,417
Goodwill	29,200	29,172
Other intangible assets, net	9,731	10,247
Other assets	11,275	9,787
Total assets	$265,562	$257,143

Liabilities and Equity
Current liabilities
Debt maturing within one year	$6,502	$3,453
Accounts payable and accrued liabilities	19,342	21,232
Other current liabilities	8,323	8,352
Total current liabilities	34,167	33,037

Long-term debt	106,440	113,642
Employee benefit obligations	19,660	22,112
Deferred income taxes	35,712	31,232
Other liabilities	13,496	12,433
Total long-term liabilities	175,308	179,419

Commitments and Contingencies (Note 11)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 and 4,242,374,240 shares issued)	429	424
Additional paid in capital	13,436	11,101
Retained earnings	44,091	35,635
Accumulated other comprehensive income	3,201	2,659
Common stock in treasury, at cost (159,418,545 and 162,897,868 shares outstanding)	(6,987)	(7,139)
Deferred compensation – employee stock ownership plans and other	325	416
Noncontrolling interests	1,592	1,591
Total equity	56,087	44,687
Total liabilities and equity	$265,562	$257,143
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2018	2017

Cash Flows from Operating Activities
Net Income	$13,974	$11,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,051	12,498
Employee retirement benefits	(886)	(334)
Deferred income taxes	2,023	2,577
Provision for uncollectible accounts	699	842
Equity in losses of unconsolidated businesses, net of dividends received	291	100
Net gain on sale of divested businesses	—	(1,774)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,944)	(6,257)
Discretionary employee benefits contributions	(1,679)	(3,411)
Other, net	715	467
Net cash provided by operating activities	26,244	16,475

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,026)	(11,282)
Acquisitions of businesses, net of cash acquired	(39)	(6,247)
Acquisitions of wireless licenses	(1,307)	(469)
Proceeds from dispositions of businesses	—	3,614
Other, net	236	1,397
Net cash used in investing activities	(13,136)	(12,987)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	5,932	21,915
Proceeds from asset-backed long-term borrowings	3,216	2,878
Repayments of long-term borrowings and capital lease obligations	(9,776)	(16,457)
Repayments of asset-backed long-term borrowings	(2,915)	—
Dividends paid	(7,283)	(7,067)
Other, net	(1,595)	(2,866)
Net cash used in financing activities	(12,421)	(1,597)

Increase in cash, cash equivalents and restricted cash	687	1,891
Cash, cash equivalents and restricted cash, beginning of period	2,888	3,177
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,575	$5,068
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

Earnings Per Common Share
There were a total of approximately 4 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for both the three and nine months ended September 30, 2018. There were a total of approximately 5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for both the three and nine months ended September 30, 2017.

Cash, Cash Equivalents and Restricted Cash
Cash collections on the device payment plan agreement receivables collateralizing asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash are included in the following line items on the condensed consolidated balance sheets:

	At September 30,	At December 31,	Increase
(dollars in millions)	2018	2017
Cash and cash equivalents	$2,538	$2,079	$459
Restricted cash:
Prepaid expenses and other	915	693	222
Other assets	122	116	6
Cash, cash equivalents and restricted cash	$3,575	$2,888	$687

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

In our Wireless business, prior to the adoption of Topic 606, we were required to limit the revenue recognized when a wireless device was sold to the amount of consideration that was not contingent on the provision of future services, which was typically limited to the amount of consideration received from the customer at the time of sale. Under Topic 606, the total consideration in the contract is allocated between wireless equipment and service based on their relative standalone selling prices. This change primarily impacts our arrangements that include sales of wireless devices at subsidized prices in conjunction with a fixed-term plan, also known as the subsidy model, for service. Accordingly, under Topic 606, generally more equipment revenue is recognized upon sale of the equipment to the customer and less service revenue is recognized over the contract term than was previously recognized under the prior "Revenue Recognition" (Topic 605) standard. At the time the equipment is sold, this allocation results in the recognition of a contract asset equal to the difference between the amount of revenue recognized and the amount of consideration received from the customer. As of January 2017, we no longer offer consumers new fixed-term plans with subsidized equipment pricing; however, we continue to offer fixed-term plans to our business customers. At September 30, 2018 and December 31, 2017, approximately 15% and 19% of retail postpaid connections were under fixed-term plans, respectively.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. The amendment relating to beneficial interests in securitization transactions impacted our presentation of collections of certain deferred purchase price from sales of wireless device payment plan agreement receivables in our condensed consolidated statements of cash flows. This standard update was effective as of the first quarter of 2018. We retrospectively reclassified approximately $0.6 billion of deferred purchase price collections from Cash flows from operating activities to Cash flows from investing activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2017. There were no other significant impacts as a result of adopting this standard.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The amendments in this update require that cash and cash equivalent balances in a statement of cash flows include those amounts deemed to be restricted cash and restricted cash equivalents. We have provided a reconciliation from Cash and cash equivalents as presented in our condensed consolidated balance sheets to Cash, cash equivalents and restricted cash as reported in our condensed consolidated statements of cash flows. We adopted the amendments in this accounting standard update in the first quarter of 2018 on a retrospective basis. See "Cash, Cash Equivalents and Restricted Cash" for additional information, as well as a discussion of the nature of our restricted cash balances.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this update require an employer to report the service cost component arising from employer sponsored pension and other postretirement plans in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, including the recognition of prior service credits, will be presented in the condensed consolidated statements of income separately from the service cost component and outside the subtotal of income from operations. The amendments in this update also allow only the service cost component of pension and other postretirement benefit costs to be eligible for capitalization when applicable. Verizon previously recorded service cost and other components of net periodic benefit cost in operating expenses in the condensed consolidated statements of income. The amendments in this update allow a practical expedient that permits an employer to use the amounts disclosed in its employee benefits footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. Verizon adopted this standard update on January 1, 2018 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the condensed consolidated statements of income. As required by the amendments in this update, the presentation of the service cost component and other components of net periodic benefit cost in the condensed consolidated statements of income were applied retrospectively, and the updates for the capitalization of the service cost component of net periodic benefit cost in assets will be applied prospectively on and after the effective date. Upon adoption of this standard update, Verizon reclassified the other components of net periodic benefit costs from Cost of services and Selling, general and administrative expense to Other income (expense), net, which is part of non-operating expenses. The retrospective adoption of this standard update resulted in a decrease to consolidated operating income of approximately $0.2 billion and $0.7 billion for the three and nine months ended September 30, 2017, respectively, which was fully offset by amounts reclassified to Other income (expense), net. As such, there was no impact to consolidated net income for the three and nine months ended September 30, 2017.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA). The stranded tax effects result from the change in the federal tax rate for deferred taxes recorded to Accumulated other comprehensive income. This standard update is effective as of the first quarter of 2019; however, early adoption is permitted. Verizon has elected to early adopt this update effective January 1, 2018 and recorded the effects of adoption at the beginning of the period of adoption. The adoption of this standard update resulted in a charge to retained earnings of $0.7 billion which consists primarily of stranded tax effects related to deferred taxes for pensions and postretirement benefits. It is Verizon’s policy to release income tax effects from accumulated other comprehensive income at the same time that the related unit of account affects net income.

In December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the TCJA. Verizon continues to analyze the effects of the TCJA, including the effects of any future Internal Revenue Service and U.S. Treasury guidance and any state tax law changes that may arise as a result of federal tax reform, on its financial statements and operations and include any adjustments to tax expense or benefit from continuing operations in the reporting periods that such adjustments are determined, consistent with the one-year measurement period set forth in SAB 118. As of September 30, 2018, we have not identified or recorded adjustments to the provisional amounts previously disclosed for the year ended December 31, 2017 in our Current Report on Form 8-K dated May 1, 2018. We will finalize our adjustments, if any, during the fourth quarter of 2018.

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

A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on certain impacted financial statement line items in our condensed consolidated statements of income and balance sheet were as follows:

	Three Months Ended September 30, 2018
(dollars in millions)	As reported	Balances without adoption of Topic 606	Adjustments
Operating Revenues
Service revenues and other	$27,254	$27,582	$(328)
Wireless equipment revenues	5,353	4,950	403
Total Operating Revenues	$32,607	$32,532	$75

Cost of services (exclusive of items shown below)	$7,842	$7,853	$(11)
Wireless cost of equipment	5,489	5,449	40
Selling, general and administrative expense	7,224	7,545	(321)

Equity in losses of unconsolidated businesses	(3)	(3)	—
Income Before Provision For Income Taxes	6,675	6,308	367
Provision for income taxes	(1,613)	(1,512)	(101)
Net Income	$5,062	$4,796	$266

Net income attributable to noncontrolling interests	$138	$133	$5
Net income attributable to Verizon	4,924	4,663	261
Net Income	$5,062	$4,796	$266

	Nine Months Ended September 30, 2018
(dollars in millions)	As reported	Balances without adoption of Topic 606	Adjustments
Operating Revenues
Service revenues and other	$81,145	$82,184	$(1,039)
Wireless equipment revenues	15,437	14,134	1,303
Total Operating Revenues	$96,582	$96,318	$264

Cost of services (exclusive of items shown below)	$24,022	$24,060	$(38)
Wireless cost of equipment	16,195	16,087	108
Selling, general and administrative expense	21,673	22,727	(1,054)

Equity in losses of unconsolidated businesses	(250)	(251)	1
Income Before Provision For Income Taxes	18,256	17,007	1,249
Provision for income taxes	(4,282)	(3,956)	(326)
Net Income	$13,974	$13,051	$923

Net income attributable to noncontrolling interests	$385	$363	$22
Net income attributable to Verizon	13,589	12,688	901
Net Income	$13,974	$13,051	$923

	At September 30, 2018
(dollars in millions)	As reported	Balances without adoption of Topic 606	Adjustments
Assets
Current assets
Accounts receivable, net of allowance	$24,012	$23,755	$257
Prepaid expenses and other	5,334	3,041	2,293

Investments in unconsolidated businesses	732	729	3
Other assets	11,275	9,406	1,869

Liabilities and Equity
Current liabilities
Accounts payable and accrued liabilities	19,342	18,820	522
Other current liabilities	8,323	8,905	(582)

Deferred income taxes	35,712	34,901	811
Other liabilities	13,496	13,682	(186)

Equity
Retained earnings	44,091	40,300	3,791
Noncontrolling interests	1,592	1,526	66

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update allows for a modified retrospective application and is effective as of the first quarter of 2019; however, early adoption is permitted. Entities are allowed to apply the modified retrospective approach (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. The effective date of this standard is January 1, 2019, at which time Verizon will adopt the standard using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption. Therefore, upon adoption, Verizon will recognize and measure leases without revising comparative period information or disclosure. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

Verizon’s current operating lease portfolio is primarily comprised of network, real estate, and equipment leases. Upon adoption of this standard, we expect to recognize a right-of-use asset and liability related to substantially all operating lease arrangements. We have established a cross-functional coordinated team to implement the standard update. We have completed our assessment of the transition practical expedients offered by the standard. These practical expedients lessen the transitional burden of implementing the standard update by not requiring a reassessment of certain conclusions reached under existing lease accounting guidance. Accordingly, we will apply these practical expedients and will not reassess: 1) whether an expired or existing contract is a lease or contains an embedded lease; 2) lease classification of an expired or existing lease; 3) initial direct costs for an existing lease; and 4) whether an existing or expired land easement is or contains a lease if it has not historically been accounted for as a lease. We are nearing completion of determining the scope of impact and data gathering. We are in the process of assessing, staging, designing and building a new system solution to meet the requirements of the new standard. We are also evaluating and implementing changes to our processes and internal controls to meet the standard update’s accounting, reporting and disclosure requirements. Although we have not yet completed our evaluation of the standard update, we expect its adoption to have a significant impact in our condensed consolidated balance sheet due to the recognition of the right-of-use asset and liability for our operating leases. In addition, deferred gains arising from prior period sales-leaseback transactions, which would have been recognized to income over an average period of nine years, will be adjusted through opening retained earnings on January 1, 2019. Lastly, we expect a lower amount of lease costs to qualify as initial direct costs under the new standard which will result in an immediate recognition of expense instead of recognition of expense over time.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. An entity will apply the update through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have in our condensed consolidated financial statements upon adoption.

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

From time to time, we may offer certain promotions on our device payment plans that provide our customers with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. We account for this trade-in right as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee obligation was insignificant at September 30, 2018 and 2017. The total transaction price is reduced by the guarantee obligation, which is accounted for outside the scope of Topic 606, and the remaining transaction price allocated between the performance obligations within the contract.

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

We may provide performance-based credits or incentives on our products and services for contracts with our Enterprise Solutions, Partner Solutions and some Business Markets customers, which are accounted for as variable consideration when estimating the transaction price. Credits are estimated at contract inception and are updated at the end of each reporting period as additional information becomes available.

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

Oath primarily earns revenue through display advertising on Oath properties, as well as on third-party properties through our advertising platforms, search advertising and subscription arrangements. We recognize revenue at a point in time for our display and search advertising contracts and over time for our subscription contracts. We determined that we are generally the principal in transactions carried out through our advertising platforms, and therefore report gross revenue based on the amount billed to our customers. Where we are the principal, we concluded that while the control and transfer of digital advertising inventory occurs in a rapid, real-time environment, our proprietary technology enables us to identify, enhance, verify and solely control digital advertising inventory that we then sell to our customers. Our control is further supported by us being primarily responsible to our customers for fulfillment and the fact that we can exercise a level of discretion over pricing. The adoption of Topic 606 did not have a significant impact on our accounting for Oath revenues. During the three and nine months ended September 30, 2018, Oath generated revenues from contracts with customers under Topic 606 of approximately $1.8 billion and $5.6 billion, respectively.

Verizon Connect primarily earns revenue through subscription services. We recognize revenue over time for our subscription contracts. The adoption of Topic 606 did not have a significant impact to our accounting for Verizon Connect revenues. During the three and nine months ended September 30, 2018, Verizon Connect generated revenues from contracts with customers under Topic 606 of approximately $0.2 billion and $0.7 billion, respectively.

We also earn revenues, that are not accounted for under Topic 606, from leasing arrangements (such as towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. During the three and nine months ended September 30, 2018, revenues from arrangements that were not accounted for under Topic 606 were approximately $1.1 billion and $3.4 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations that were not satisfied or were partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We have elected to apply the practical expedient available under Topic 606, which provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At September 30, 2018, month-to-month service contracts represented approximately 85% of Wireless postpaid contracts. At September 30, 2018, month-to-month service contracts represented approximately 56% of Wireline consumer and small business contracts.

Additionally, certain Wireless and Wireline contracts provide customers the option to purchase additional services. The fee related to the additional services is recognized when the customer exercises the option (typically on a month-to-month basis).

Wireless customer contracts are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms greater than one month (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or may purchase additional optional services in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. When a service contract is longer than one month, the service contract term will generally be two years or less. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to our fixed-term plans. Fixed-term plans only represented 15% of retail postpaid connections at September 30, 2018.

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

At September 30, 2018, the transaction price related to Wireless unsatisfied performance obligations expected to be recognized for the remainder of 2018, 2019 and thereafter was $3.1 billion, $9.5 billion and $6.1 billion, respectively.

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

At September 30, 2018, the transaction price relating to Wireline unsatisfied performance obligations expected to be recognized for the remainder of 2018, 2019 and thereafter was $2.4 billion, $6.9 billion and $3.1 billion, respectively.

In certain Enterprise Solutions, Partner Solutions and Business Markets service contracts within Wireline and certain telematics service contracts within Corporate and other, there are customer contracts that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus they are excluded from the time bands above. These contracts have varying terms spanning over five years ending in June 2023 and have aggregate contract minimum payments totaling $4.0 billion.

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

Contract assets primarily relate to our rights to consideration for goods or services provided to the customers but for which we do not have an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue is allocated between wireless services and equipment revenues, as discussed above. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is reclassified as accounts receivable as wireless services are provided and billed. We have the right to bill the customer as service is provided over time, which results in our right to the payment being unconditional. The contract asset balances are presented in our condensed consolidated balance sheet as Prepaid expenses and other and Other assets. We assess our contract assets for impairment on a quarterly basis and will recognize an impairment charge to the extent their carrying amount is not recoverable. For the three and nine months ended September 30, 2018, the impairment charge related to contract assets was insignificant and $0.1 billion, respectively, and is included in Other in the table below.

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

The following table presents information about receivables from contracts with customers:

	At January 1,	At September 30,
(dollars in millions)	2018	2018
Receivables(1)	$12,073	$11,966
Device payment plan agreement receivables(2)	1,461	6,723

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

The following table represents significant changes in the contract assets balance:

(dollars in millions)	Contract Assets
Balance at January 1, 2018	$38
Opening balance sheet adjustment related to Topic 606 adoption	1,132
Adjusted opening balance, January 1, 2018	1,170
Increase resulting from new contracts	1,183
Contract assets reclassified to a receivable or collected in cash	(1,208)
Other	(148)
Balance at September 30, 2018	$997

The following table represents significant changes in the contract liabilities balance:

(dollars in millions)	Contract Liabilities
Balance at January 1, 2018(1)	$5,086
Opening balance sheet adjustments related to Topic 606 adoption	(634)
Adjusted opening balance, January 1, 2018	4,452
Net increase in contract liabilities	4,144
Revenue recognized related to contract liabilities existing at January 1, 2018(2)	(3,881)
Other	(22)
Balance at September 30, 2018	$4,693

(1) Prior to the adoption of Topic 606, liabilities related to contracts with customers included advanced billings and deferred revenue, which was included within Other current liabilities and Other liabilities in our consolidated balance sheet at December 31, 2017.
(2) The amount related to revenue recognized during the three months ended September 30, 2018 was $0.1 billion.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheet were as follows:

At September 30,
(dollars in millions)	2018
Assets
Prepaid expenses and other	$753
Other assets	244
Total	$997

Liabilities
Other current liabilities	$4,000
Other liabilities	693
Total	$4,693

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

We also defer costs incurred to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed as we satisfy our performance obligations, and recorded in Cost of services. These fulfillment costs principally relate to direct activities to connect a customer to our network such as circuit activation.

We determine the amortization periods for our costs incurred to obtain or fulfill a customer contract at a portfolio level due to the similarities within these customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as Deferred contract costs, which were as follows:

		At September 30,
(dollars in millions)	Amortization Period	2018
Wireless	2 to 3 years	$2,615
Wireline	2 to 5 years	848
Corporate	2 to 3 years	47
Total		$3,510

Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively. The balances of Deferred contract costs included in our condensed consolidated balance sheet were as follows:

At September 30,
(dollars in millions)	2018
Assets
Prepaid expenses and other	$1,839
Other assets	1,671
Total	$3,510

For the three and nine months ended September 30, 2018, we recognized expense of $0.5 billion and $1.4 billion, respectively, associated with the amortization of Deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our Deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and nine months ended September 30, 2018.

3.	Acquisitions and Divestitures

Wireless
Spectrum License Transactions
During the three and nine months ended September 30, 2018, we entered into and completed various wireless license transactions for an insignificant amount of cash consideration.

Straight Path
In May 2017, we entered into a purchase agreement to acquire Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for fifth-generation (5G) wireless services, for total consideration reflecting an enterprise value of approximately $3.1 billion. Under the terms of the purchase agreement, we agreed to pay: (1) Straight Path shareholders $184.00 per share, payable in Verizon shares; and (2) certain transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee paid to the Federal Communications Commission. The transaction closed in February 2018 at which time we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion, and paid the associated cash consideration.

The acquisition of Straight Path was accounted for as an asset acquisition, as substantially all of the value related to the acquired spectrum. Upon closing, we recorded approximately $4.5 billion of wireless licenses and $1.3 billion of a deferred tax liability. The spectrum acquired as part of the transaction is being used for our 5G technology deployment. See Note 4 for additional information.

Wireline
XO Holdings
In February 2016, we entered into a purchase agreement to acquire XO Holdings’ wireline business (XO), which owned and operated one of the largest fiber-based Internet Protocol (IP) and Ethernet networks in the U.S. Concurrently, we entered into a separate agreement to utilize certain wireless spectrum from a wholly-owned subsidiary of XO Holdings, NextLink Wireless LLC (NextLink), which held its wireless spectrum. The agreement included an option, subject to certain conditions, to buy NextLink. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.5 billion, of which $0.1 billion was paid in 2015, and we prepaid $0.3 billion in connection with the NextLink option, which represented the fair value of the option.

In April 2017, we exercised our option to buy NextLink for approximately $0.5 billion, subject to certain adjustments, of which $0.3 billion was prepaid in the first quarter of 2017. The transaction closed in January 2018. The acquisition of NextLink was accounted for as an asset acquisition, as substantially all of the value related to the acquired spectrum. Upon closing, we recorded approximately $0.7 billion of wireless licenses, $0.1 billion of a deferred tax liability and $0.1 billion of other liabilities. The spectrum acquired as part of the transaction is being used for our 5G technology deployment. See Note 4 for additional information.

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

Other
Acquisition of AOL Inc.
In May 2015, we entered into an Agreement and Plan of Merger (the Merger Agreement) with AOL Inc. (AOL) pursuant to which we commenced a tender offer to acquire all of the outstanding shares of common stock of AOL at a price of $50.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes.

On June 23, 2015, we completed the tender offer and a follow-on merger, and AOL became a wholly-owned subsidiary of Verizon. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.8 billion. Holders of approximately 6.6 million shares exercised appraisal rights under Delaware law.  In September 2018, we obtained court approval to settle this matter for total cash consideration of $0.2 billion, of which an insignificant amount relates to interest, resulting in an insignificant gain.  We paid the cash consideration in October 2018.

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

In February 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price was reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments. Subject to certain exceptions, the parties also agreed that certain user security and data breaches incurred by Yahoo (and the losses arising therefrom) were to be disregarded (1) for purposes of specified conditions to Verizon’s obligations to close the Transaction; and (2) in determining whether a "Business Material Adverse Effect" under the Purchase Agreement had occurred.

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

In June 2018, we finalized the accounting for the Yahoo acquisition. The following table summarizes the final accounting for assets acquired, including cash acquired of $0.2 billion, and liabilities assumed as of the close of the acquisition, as well as the fair value at the acquisition date of Yahoo’s noncontrolling interests:

(dollars in millions)	Adjusted Fair Value
Cash payment to Yahoo’s equity holders	$4,673
Estimated liabilities to be paid	38
Total consideration	$4,711

Assets acquired:
Goodwill	$2,144
Intangible assets subject to amortization	1,874
Property, plant, and equipment	1,799
Other	1,460
Total assets acquired	7,277

Liabilities assumed:
Total liabilities assumed	2,516

Net assets acquired:	4,761
Noncontrolling interest	(50)
Total consideration	$4,711

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

Acquisition and Integration Related Charges
Related to the Yahoo Transaction, we recorded acquisition and integration related charges of approximately $0.1 billion and $0.3 billion, during the three and nine months ended September 30, 2018, respectively. We recorded acquisition and integration related charges of approximately $0.1 billion and $0.6 billion for the three and nine months ended September 30, 2017, respectively. These charges were primarily recorded in Selling, general and administrative expense in our condensed consolidated statements of income for the three and nine months ended September 30, 2018 and September 30, 2017.

Other
During the nine months ended September 30, 2018, we completed various other acquisitions for an insignificant amount of cash consideration.

4.	Wireless Licenses, Goodwill and Other Intangible Assets

Wireless Licenses
The carrying amount of Wireless licenses are as follows:

	At September 30,	At December 31,
(dollars in millions)	2018	2017
Wireless licenses	$94,006	$88,417

During the nine months ended September 30, 2018, we recorded approximately $4.5 billion of wireless licenses in connection with the Straight Path acquisition and $0.7 billion in connection with the NextLink acquisition. See Note 3 for additional information.

At September 30, 2018 and December 31, 2017, approximately $11.1 billion and $8.8 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $0.4 billion of capitalized interest on wireless licenses for both the nine months ended September 30, 2018 and 2017.

The average remaining renewal period for our wireless licenses portfolio was 4.8 years as of September 30, 2018.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2018	$18,397	$3,955	$6,820	$29,172
Acquisitions (Note 3)	—	(82)	225	143
Reclassifications, adjustments and other	—	(4)	(111)	(115)
Balance at September 30, 2018	$18,397	$3,869	$6,934	$29,200

During the nine months ended September 30, 2018, a goodwill impairment charge of $0.1 billion related to early-stage development companies was recorded in Selling, general and administrative expense in our condensed consolidated statement of income.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net:

	At September 30, 2018			At December 31, 2017
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$3,623	$(945)	$2,678	$3,621	$(691)	$2,930
Non-network internal-use software (3 to 7 years)	18,901	(13,371)	5,530	18,010	(12,374)	5,636
Other (2 to 25 years)	2,484	(961)	1,523	2,474	(793)	1,681
Total	$25,008	$(15,277)	$9,731	$24,105	$(13,858)	$10,247

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2018	$557	$1,648
2017	536	1,473

The estimated future amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
Remainder of 2018	$557
2019	2,027
2020	1,692
2021	1,400
2022	1,149
2023	871

5.	Debt

Changes to debt during the nine months ended September 30, 2018 were as follows:

(dollars in millions)	Debt Maturing within One Year	Long-term Debt	Total
Balance at January 1, 2018	$3,453	$113,642	$117,095
Proceeds from long-term borrowings	247	5,685	5,932
Proceeds from asset-backed long-term borrowings	—	3,216	3,216
Repayments of long-term borrowings and capital leases obligations	(1,435)	(8,341)	(9,776)
Repayments of asset-backed long-term borrowings	(2,275)	(640)	(2,915)
Reclassifications of long-term debt	6,549	(6,549)	—
Other	(37)	(573)	(610)
Balance at September 30, 2018	$6,502	$106,440	$112,942

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

June Exchange Offers and Tender Offers
In June 2018, we completed exchange offers and tender offers for 13 series of notes issued by Verizon (June Old Notes) for: (1) new notes issued by Verizon in the case of the exchange offers; or (2) cash in the case of the tender offers (together, the June Exchange Offers and Tender Offers). The June Old Notes had both fixed coupon rates ranging from 1.750% to 5.150% and floating rates, and had maturity dates ranging from 2020 to 2024. In connection with the June Exchange Offers and Tender Offers, we issued $4.3 billion of Verizon 4.329% Notes due 2028, in exchange for $4.1 billion aggregate principal amount of June Old Notes as a non-cash financing transaction, and paid $0.5 billion cash to purchase $0.5 billion aggregate principal amount of June Old Notes. In addition to the exchange or purchase price, any accrued and unpaid interest on the June Old Notes accepted for exchange or purchase was paid at settlement.

September Tender Offers
In September 2018, we conducted tender offers for eight series of notes issued by Verizon with coupon rates ranging from 3.850% to 5.012% and maturity dates ranging from 2039 to 2055 (September Tender Offers). In connection with the September Tender Offers, we purchased $1.9 billion aggregate principal amount of Verizon notes with carrying amount of $1.5 billion after discounts and issuance costs, for total cash consideration of $1.8 billion. In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase.

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

During May 2018, we repurchased in whole the $2.5 billion aggregate principal amount of such floating rate notes due 2025, at 100% of the principal amount of such notes, plus accrued and unpaid interest to the date of redemption.

During the three months ended September 30, 2018, we repurchased an aggregate of approximately $0.8 billion principal amount of debt through open market repurchases. We also repaid $0.4 billion for a Verizon floating rate note that matured in September 2018.

During October 2018, we notified investors of our intention to redeem in November 2018 in whole $0.2 billion aggregate principal amount of 2.550% notes due 2019.

Commercial Paper Program
As of September 30, 2018, we had no commercial paper outstanding.

Asset-Backed Debt
As of September 30, 2018, the carrying value of our asset-backed debt was $9.2 billion. Our asset-backed debt includes notes (the Asset-Backed Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, we transfer device payment plan agreement receivables from Cellco Partnership and certain other affiliates of Verizon (collectively, the Originators) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Cash collections on the device payment plan agreement receivables collateralizing asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

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

In October 2018, we issued approximately $1.6 billion aggregate principal amount of senior and junior publicly registered Asset-Backed Notes through an ABS Entity. The Class A-1a senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.51 years at issuance and bear interest at 3.230% per annum, the Class A-1b senior Asset-Backed Notes had an expected weighted-average life to maturity of 2.51 years at issuance and bear interest at one-month LIBOR plus 0.240%, which rate will be reset monthly, the Class B junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.24 years at issuance and bear interest at 3.380% per annum and the Class C junior Asset-Backed Notes had an expected weighted-average life to maturity of 3.41 years at issuance and bear interest at 3.550% per annum.

Under the terms of the Asset-Backed Notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity. The two year revolving period of the Asset-Backed Notes we issued in July 2016 ended in July 2018, and we began to repay principal on the 2016-1 Class A senior Asset-Backed Notes in August 2018. During the three months ended September 30, 2018, we made aggregate repayments of $0.2 billion.

ABS Financing Facilities
In May 2018, we entered into a second device payment plan agreement financing facility with a number of financial institutions (2018 ABS Financing Facility). Under the terms of the 2018 ABS Financing Facility, the financial institutions made advances under asset-backed loans backed by device payment plan agreement receivables of business customers for proceeds of $0.5 billion. The loan agreement has a final maturity date in December 2021 and bears interest at a floating rate. There is a one year revolving period beginning from May 2018 during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity. Under the loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. If we choose to prepay, the amount prepaid shall be available for further drawdowns until May 2019, except in certain circumstances. As of September 30, 2018, the 2018 ABS Financing Facility is fully drawn and the outstanding borrowing under the 2018 ABS Financing Facility was $0.5 billion.

We entered into an ABS Financing Facility in September 2016 with a number of financing institutions (2016 ABS Financing Facility). The two year revolving period of the two loan agreements entered into in September 2016 and May 2017 pursuant to the 2016 ABS Financing Facility ended in September 2018. As a result of a $2.0 billion prepayment in June 2018, a $1.5 billion drawdown in August 2018, and a $0.7 billion repayment in September 2018, aggregate outstanding borrowings under the two loans were $1.2 billion as of September 30, 2018. Under the loan agreements, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2018	2017
Assets
Account receivable, net	$9,158	$8,101
Prepaid expenses and other	858	636
Other assets	3,147	2,680

Liabilities
Accounts payable and accrued liabilities	6	5
Short-term portion of long-term debt	4,436	1,932
Long-term debt	4,763	6,955

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities
In April 2018, we amended our $9.0 billion credit facility to increase the capacity to $9.5 billion and extend its maturity to April 4, 2022. As of September 30, 2018, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion equipment credit facility insured by Eksportkreditnamnden Stockholm, Sweden, the Swedish export credit agency. As of September 30, 2018, we had an outstanding balance of $0.8 billion. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into equipment credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available through October 2019, contingent upon the amount of eligible equipment-related purchases that we make. During the three and nine months ended September 30, 2018, we drew down $1.3 billion and $3.0 billion, respectively, from these facilities, of which $2.9 billion remained outstanding as of September 30, 2018.

Non-Cash Transaction
During the nine months ended September 30, 2018 we financed, primarily through alternative financing arrangements, the purchase of approximately $1.0 billion of long-lived assets consisting primarily of network equipment. During the nine months ended September 30, 2017 we financed, primarily through alternative financing arrangements, the purchase of approximately $0.4 billion of long-lived assets consisting primarily of network equipment. At both September 30, 2018 and 2017, $1.1 billion relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Early Debt Redemptions
During the three and nine months ended September 30, 2018, we recorded early debt redemption costs of $0.5 billion and $0.7 billion, respectively, which were recorded in Other income (expense), net in our condensed consolidated statements of income.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2018, $0.8 billion aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including as a result of the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2018, $0.4 billion aggregate principal amount of these obligations remained outstanding.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, that continue to be recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2018	2017
Device payment plan agreement receivables, gross	$17,685	$17,770
Unamortized imputed interest	(548)	(821)
Device payment plan agreement receivables, net of unamortized imputed interest	17,137	16,949
Allowance for credit losses	(662)	(848)
Device payment plan agreement receivables, net	$16,475	$16,101

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$11,708	$11,064
Other assets	4,767	5,037
Device payment plan agreement receivables, net	$16,475	$16,101

Included in our device payment plan agreement receivables, net at September 30, 2018 and December 31, 2017, are net device payment plan agreement receivables of $12.2 billion and $10.7 billion, respectively, that have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At September 30, 2018 and December 31, 2017 the amount of trade-in liability was $0.1 billion and insignificant, respectively.

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

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

	At September 30,	At December 31,
(dollars in millions)	2018	2017
Unbilled	$16,446	$16,591
Billed:
Current	992	975
Past due	247	204
Device payment plan agreement receivables, gross	$17,685	$17,770

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2018	2017
Balance at January 1,	$848	$688
Bad debt expense	333	477
Write-offs	(519)	(438)
Balance at September 30,	$662	$727

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

Collections following the repurchase of receivables were insignificant and $0.2 billion during the three and nine months ended September 30, 2018, respectively, and an insignificant amount during both the three and nine months ended September 30, 2017. Collections of deferred purchase price were $0.6 billion and $1.1 billion during the three and nine months ended September 30, 2017, respectively. These collections were recorded in Cash Flows used in investing activities in our condensed consolidated statements of cash flows.

Variable Interest Entities
As the Programs were terminated in December 2017, VIEs related to the sale of wireless device payment plan receivables did not exist at September 30, 2018.

During the nine months ended September 30, 2017, under the RPA, the Sellers’ sole business consisted of the acquisition of the receivables from Cellco Partnership and certain other affiliates of Verizon and the resale of the receivables to the Purchasers. The assets of the Sellers were not available to be used to satisfy obligations of any Verizon entities other than the Sellers. We determined that the Sellers were VIEs as they lacked sufficient equity to finance their activities. Given that we had the power to direct the activities of the Sellers that most significantly impacted the Sellers’ economic performance, we were deemed to be the primary beneficiary of the Sellers. As a result, we consolidated the assets and liabilities of the Sellers into our condensed consolidated financial statements.

Continuing Involvement
During the nine months ended September 30, 2017, Verizon had continuing involvement with the sold receivables as it serviced the receivables. We serviced the customer and their related receivables on behalf of the Purchasers, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures were applied to the sold receivables that applied to owned receivables, and we maintained normal relationships with our customers. The credit quality of the customers we serviced was consistent throughout the periods presented.

In addition, we had continuing involvement related to the sold receivables as we were responsible for absorbing additional credit losses pursuant to the agreements. Credit losses on receivables sold were $0.1 billion during the nine months ended September 30, 2017.

7.	Fair Value Measurements

Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$37	$—	$—	$37
Fixed income securities	—	379	—	379
Cross currency swaps	—	707	—	707
Forward starting interest rate swaps	—	88	—	88
Interest rate caps	—	21	—	21
Total	$37	$1,195	$—	$1,232

Liabilities:
Other liabilities:
Interest rate swaps	$—	$1,307	$—	$1,307
Cross currency swaps	—	84	—	84
Interest rate caps	—	6	—	6
Total	$—	$1,397	$—	$1,397

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Equity securities	$74	$—	$—	$74
Fixed income securities	—	366	—	366
Interest rate swaps	—	54	—	54
Cross currency swaps	—	450	—	450
Interest rate caps	—	6	—	6
Total	$74	$876	$—	$950

Liabilities:
Other liabilities:
Interest rate swaps	$—	$413	$—	$413
Cross currency swaps	—	46	—	46
Total	$—	$459	$—	$459

(1)	Quoted prices in active markets for identical assets or liabilities

(2)	Observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	Unobservable pricing inputs in the market

Equity securities measured at fair value on a recurring basis consist of investments in common stock of domestic and international corporations measured using quoted prices in active markets. These equity securities exclude certain of our equity investments, which were previously accounted for under the cost method, as they do not have readily determinable fair values. Accordingly, the value of these investments beginning January 1, 2018 has been measured using a quantitative approach under the practicability exception offered by ASU 2016-01. See Note 1 for additional information. As of September 30, 2018, the carrying amount of our investments without readily determinable fair values was $0.3 billion. During both the three and nine months ended September 30, 2018, there were insignificant adjustments due to observable price changes and we recognized an insignificant impairment charge during the nine months ended September 30, 2018.

Fixed income securities consist primarily of investments in municipal bonds. For fixed income securities that do not have quoted prices in active markets, we use alternative matrix pricing resulting in these debt securities being classified as Level 2.

Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments. Our derivative instruments are recorded on a gross basis.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during both the nine months ended September 30, 2018 and 2017.

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

	At September 30,		At December 31,
	2018		2017
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding capital leases	$112,026	$120,360	$116,075	$128,658

Derivative Instruments
The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
	2018	2017
(dollars in millions)	Notional Amount	Notional Amount
Interest rate swaps	$19,844	$20,173
Cross currency swaps	16,638	16,638
Forward starting interest rate swaps	3,000	—
Interest rate caps	2,840	2,840
Foreign exchange forwards	400	—

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

During the nine months ended September 30, 2018, we entered into interest rate swaps with a total notional value of $0.7 billion and settled interest rate swaps with a total notional value of $1.1 billion.

The ineffective portion of these interest rate swaps was insignificant for the three and nine months ended September 30, 2018 and 2017.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At September 30,	At December 31,
(dollars in millions)	2018	2017
Carrying amount of hedged liabilities	$18,470	$19,723
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(1,246)	(316)

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During both the three and nine months ended September 30, 2018, pre-tax gains of $0.2 billion were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2017, pre-tax gains of $0.5 billion and $1.0 billion, respectively, were recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions.

During both the three and nine months ended September 30, 2018, we entered into forward starting interest rate swaps with a total notional value of $3.0 billion. During both the three and nine months ended September 30, 2018, pre-tax gains of $0.1 billion were recognized in Other comprehensive income (loss).

Net Investment Hedges
We have designated certain foreign currency instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt as a net investment hedge was $0.8 billion and $0.9 billion at September 30, 2018 and December 31, 2017, respectively.

Undesignated Derivatives
We also have the following derivative contracts which we use as an economic hedge but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility and Asset-Backed Notes. During the three and nine months ended September 30, 2018 and 2017, we recognized an insignificant amount in Interest expense.

Foreign Exchange Forwards
We enter into foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. During both the three and nine months ended September 30, 2018, we entered into foreign exchange forwards with a total notional value of $1.3 billion and settled foreign exchange forwards with a total notional value of $0.9 billion.

Treasury Rate Locks

We entered into treasury rate locks with a notional value of $2.0 billion to hedge the September 2018 Tender Offers. Upon the early settlement of the September Tender Offers, we settled these hedges. During the three and nine months ended September 30, 2018, we recognized an insignificant loss related to treasury rate locks in Other income (expense), net.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSAs) which provide rules for collateral exchange. Our CSAs entered into prior to the fourth quarter of 2017 generally require collateralized arrangements with our counterparties in connection with uncleared derivatives. During the first quarter of 2017, we paid an insignificant amount of cash to extend amendments to certain of our collateral exchange arrangements, which eliminated the requirement to post collateral for a specified period of time. During the fourth quarter of 2017, we began negotiating and executing new ISDA master agreements and CSAs with our counterparties. The newly executed CSAs contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At September 30, 2018, we posted collateral of approximately $0.2 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet. We did not post any collateral at December 31, 2017. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2018	2017	2018	2017
Service cost - Cost of services	$57	$55	$26	$29
Service cost - Selling, general and administrative expense	13	15	6	8
Service cost	$70	$70	$32	$37

Amortization of prior service cost (credit)	$13	$10	$(244)	$(235)
Expected return on plan assets	(321)	(315)	(11)	(13)
Interest cost	176	171	153	164
Remeasurement gain, net	(454)	—	—	—
Other components	$(586)	$(134)	$(102)	$(84)

Total	$(516)	$(64)	$(70)	$(47)

	(dollars in millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2018	2017	2018	2017
Service cost - Cost of services	$174	$165	$78	$87
Service cost - Selling, general and administrative expense	41	45	18	24
Service cost	$215	$210	$96	$111

Amortization of prior service cost (credit)	$33	$29	$(732)	$(705)
Expected return on plan assets	(979)	(947)	(33)	(39)
Interest cost	508	513	460	494
Remeasurement gain, net	(454)	—	—	—
Other components	$(892)	$(405)	$(305)	$(250)

Total	$(677)	$(195)	$(209)	$(139)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three and nine months ended September 30, 2018, we paid severance benefits of $0.1 billion and $0.4 billion, respectively. During the nine months ended September 30, 2018, we recorded net pre-tax severance charges of $0.3 billion, exclusive of acquisition related severance charges. At September 30, 2018, we had a remaining severance liability of $0.5 billion, a portion of which includes future contractual payments to employees separated as of September 30, 2018.

Employer Contributions
During the nine months ended September 30, 2018, we made a discretionary contribution of $1.0 billion to our qualified pension plans. As a result of the $1.0 billion and $3.4 billion discretionary pension contributions during the nine months ended September 30, 2018 and 2017, respectively, we do not expect mandatory pension funding through December 31, 2018. During the nine months ended September 30, 2018, we made a discretionary contribution of $0.7 billion to a retiree benefit account to fund health and welfare benefits. There was no contribution made to our nonqualified pension plans during the three and nine months ended September 30, 2018. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2018.

2018 Collective Bargaining Negotiations
In August 2018, the agreement we reached with the Communications Workers of America and the International Brotherhood of Electrical Workers to extend our collective bargaining agreements, which were due to expire on August 3, 2019, until August 5, 2023 was ratified based on votes from the union members.

Remeasurement gain, net
During the three and nine months ended September 30, 2018, we recorded a net pre-tax remeasurement gain of $0.5 billion triggered by the collective bargaining negotiations, primarily driven by a $1.1 billion credit due to a change in our discount rate assumption used to determine the current year liabilities of our pension plans, offset by a $0.6 billion charge due to the difference between our estimated return on assets and our actual return on assets.

Change in Defined Benefit Pension Plans
During the three months ended September 30, 2018, amendments triggered by the collective bargaining negotiations were made to certain pension plans for management and certain union represented employees and retirees. The impact of the plan amendments was an increase in our defined benefit pension plans plan obligations and a net decrease to Accumulated other comprehensive income of $0.2 billion. The annual impact of the amount recorded in Accumulated other comprehensive income that will be reclassified to net periodic benefit cost is minimal.

2018 Voluntary Separation Program
In September 2018, we announced a Voluntary Separation Program for select U.S.-based management employees. The volunteer period opened in October 2018. Management at its discretion will accept volunteers for separation based on the needs of the business, and these employees will be notified in December 2018. We expect to take a severance charge related to the program in the fourth quarter of 2018, which could be significant. The ultimate financial statement impact will be based on the number of volunteers accepted.

9.	Equity and Accumulated Other Comprehensive Income

Equity
Changes in the components of Total equity were as follows:

	Attributable	Noncontrolling	Total
(dollars in millions)	to Verizon	Interests	Equity
Balance at January 1, 2018	$43,096	$1,591	$44,687
Opening balance sheet adjustment related to adoption of Topic 606, ASU 2018-02 and other ASUs (Note 1)	2,862	44	2,906
Adjusted opening balance, January 1, 2018	45,958	1,635	47,593

Net income	13,589	385	13,974
Other comprehensive loss	(88)	—	(88)
Comprehensive income	13,501	385	13,886

Common stock	5	—	5
Contributed capital	2,335	—	2,335
Dividends declared	(7,365)	—	(7,365)
Common stock in treasury	152	—	152
Distributions and other	(91)	(428)	(519)
Balance at September 30, 2018	$54,495	$1,592	$56,087

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the nine months ended September 30, 2018. At September 30, 2018, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.5 million common shares issued from Treasury stock during the nine months ended September 30, 2018.

In connection with our acquisition of Straight Path in February 2018, we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion.

Accumulated Other Comprehensive Income
The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2018	$(468)	$(111)	$32	$3,206	$2,659
Opening balance sheet adjustment related to the adoption of ASU 2018-02 and other ASUs (Note 1)	(15)	(24)	(13)	682	630
Adjusted opening balance, January 1, 2018	(483)	(135)	19	3,888	3,289
Other comprehensive income (loss)	(65)	226	(5)	(169)	(13)
Amounts reclassified to net income	(8)	452	—	(519)	(75)
Net other comprehensive income (loss)	(73)	678	(5)	(688)	(88)
Balance at September 30, 2018	$(556)	$543	$14	$3,200	$3,201

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
Wireline
Wireline’s communications products and enhanced services include video and data services, corporate networking solutions, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world.

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

We have adjusted prior period consolidated and segment information, where applicable, to conform to the current period presentation. On January 1, 2018, we adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Components other than the service component of net periodic benefit cost (income), inclusive of the mark-to-market pension and benefit remeasurements, have been reclassified from operating to non-operating charges (benefits) in our condensed consolidated statements of income. The adoption of ASU 2017-07 did not change how we present our segment results.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
External Operating Revenues
Wireless
Service	$15,949	$15,823	$47,062	$47,158
Equipment	5,353	4,352	15,437	12,414
Other	1,588	1,328	4,571	3,916
Total Wireless	22,890	21,503	67,070	63,488

Wireline
Consumer Markets	3,138	3,203	9,418	9,588
Enterprise Solutions	2,170	2,262	6,620	6,881
Partner Solutions	914	997	2,840	2,993
Business Markets	839	903	2,562	2,700
Other	55	48	188	183
Total Wireline	7,116	7,413	21,628	22,345
Total reportable segments	$30,006	$28,916	$88,698	$85,833

Intersegment Revenues
Wireless	$85	$77	$253	$252
Wireline	253	249	758	718
Total reportable segments	$338	$326	$1,011	$970

Total Operating Revenues
Wireless	$22,973	$21,580	$67,322	$63,740
Wireline	7,371	7,662	22,387	23,063
Total reportable segments	$30,344	$29,242	$89,709	$86,803

Operating Income (Loss)
Wireless	$8,511	$7,603	$24,834	$22,089
Wireline	(50)	65	—	318
Total reportable segments	$8,461	$7,668	$24,834	$22,407

The following table provides asset information for our reportable segments:

	At September 30,	At December 31,
(dollars in millions)	2018	2017
Assets
Wireless	$260,056	$235,873
Wireline	78,361	75,282
Total reportable segments	338,417	311,155
Corporate and other	241,555	239,040
Eliminations	(314,410)	(293,052)
Total consolidated - reported	$265,562	$257,143

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Total reportable segment operating revenues	$30,344	$29,242	$89,709	$86,803
Corporate and other	2,655	2,796	8,046	6,034
Eliminations	(392)	(375)	(1,173)	(1,126)
Operating results from divested businesses	—	54	—	368
Total consolidated operating revenues	$32,607	$31,717	$96,582	$92,079

Fios revenues are included within our Wireline segment and amounted to approximately $3.0 billion and $8.9 billion for the three and nine months ended September 30, 2018, respectively. Fios revenues amounted to approximately $2.9 billion and $8.7 billion for the three and nine months ended September 30, 2017, respectively.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Total reportable segment operating income	$8,461	$7,668	$24,834	$22,407
Corporate and other	39	(313)	(842)	(912)
Severance charges (Note 8)	—	—	(339)	(195)
Other components of net periodic benefit credit (Note 8)	(688)	(218)	(1,197)	(655)
Gain on spectrum license transaction (Note 3)	—	—	—	126
Acquisition and integration related charges (Note 3)	(137)	(166)	(364)	(730)
Product realignment charges	—	—	(451)	—
Net gain on sale of divested businesses	—	—	—	1,774
Operating results from divested businesses	—	17	—	149
Total consolidated operating income	7,675	6,988	21,641	21,964

Equity in losses of unconsolidated businesses	(3)	(22)	(250)	(71)
Other income (expense), net	214	(291)	499	(719)
Interest expense	(1,211)	(1,164)	(3,634)	(3,514)
Income Before Provision For Income Taxes	$6,675	$5,511	$18,256	$17,660

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2018 and 2017.

11.	Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly skilled, diverse and dedicated workforce of approximately 152,300 employees as of September 30, 2018.

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

Highlights of our financial results for the three months ended September 30, 2018 include:

•	Earnings of $1.19 per share on a United States (U.S.) generally accepted accounting principles (GAAP) basis.

•	Total operating revenue of $32.6 billion.

•	Total operating income of $7.7 billion.

•	Net income of $5.1 billion.

Highlights of our financial results for the nine months ended September 30, 2018 include:

•	Earnings of $3.29 per share on a U.S. GAAP basis.

•	Total operating revenue of $96.6 billion.

•	Total operating income of $21.6 billion.

•	Net income of $14.0 billion.

•	Cash flow from operations of $26.2 billion.

•	Capital expenditures of $12.0 billion.

Business Overview
We have two reportable segments, Wireless and Wireline, which we operate and manage as strategic business units and organize by products and services, and customer groups, respectively.

•
Total Wireless segment operating revenues for the three and nine months ended September 30, 2018 totaled $23.0 billion and $67.3 billion, respectively. This was an increase of 6.5% and 5.6%, respectively, compared to the similar periods in 2017.

•
Total Wireline segment operating revenues for the three and nine months ended September 30, 2018 totaled $7.4 billion and $22.4 billion, respectively. This was a decrease of 3.8% and 2.9%, respectively, compared to the similar periods in 2017.

In addition, operating revenues for our Media business, branded Oath and included in Corporate and other, were $1.8 billion and $5.6 billion, respectively, for the three and nine months ended September 30, 2018. This was a decrease of $0.2 billion and an increase of $1.9 billion, respectively, compared to the similar periods in 2017.

Wireless
Our Wireless segment, doing business as Verizon Wireless, provides wireless communications products and services across one of the most extensive wireless networks in the U.S. We provide these services and equipment sales to consumer, business and government customers across the U.S. on a postpaid and prepaid basis. A retail postpaid connection represents an individual line of service for a wireless device for which a customer is generally billed one month in advance a monthly access charge in return for access to and usage of network service. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance. Our wireless customers also include other companies who resell wireless service to their respective end customers using our network. Our reseller customers are billed for services in arrears.

We are focusing our wireless capital spending on adding capacity and density to our 4G Long-Term Evolution (LTE) network. We are investing in the densification of our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Densification enables us to add capacity to manage data consumption and also positions us for the deployment of 5G technology. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We launched the Verizon 5G Technology Forum with key industry partners to develop 5G requirements and standards and conduct testing to accelerate the introduction of 5G technologies. We expect that 5G technology will provide higher throughput than the current 4G LTE technology, lower latency and enable our network to handle more traffic as the number of Internet-connected devices grows. On October 1, 2018, we began the first installations for 5G Home, our alternative to wired home broadband, in four U.S. markets (Sacramento, Los Angeles, Houston and Indianapolis).

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

We are also building our growth capabilities in the emerging IoT market by developing business models to monetize usage on our network at the connectivity and platform layers. During the three and nine months ended September 30, 2018, we recognized IoT revenues (including Verizon Connect) of $0.4 billion and $1.2 billion, which is an increase of 11% and 12%, respectively, compared to the similar periods in 2017.

Capital Expenditures and Investments
We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2018, these investments included $12.0 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Operating Environment and Trends
Except as discussed below, there have been no significant changes to the information related to trends affecting our business that was previously disclosed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2017 included in our Current Report on Form 8-K dated May 1, 2018.

Our Wireline and Media reporting units operate in highly competitive and dynamic markets. These reporting units have experienced increasing market pressures throughout 2018 that have resulted in lower than expected revenues and earnings and these pressures may persist over the near term. In accordance with our accounting policy, we considered the events and circumstances impacting our Wireline and Media businesses during the third quarter of 2018 and concluded that it is not more likely than not that an impairment of the goodwill balances of these reporting units exists.

During the fourth quarter we will perform our annual goodwill impairment test to determine if a goodwill impairment charge should be recognized by any of our reporting units. As is our practice, during the fourth quarter we will also complete our annual budget process during which we reassess strategic priorities and forecast future operating performance and capital spending. This assessment involves judgment and estimation. A projected sustained decline in a reporting unit’s revenues and earnings could have a significant negative impact on its fair value and may result in material impairment charges in the future. Such a decline could be driven by, among other things: (1) changes in strategic priorities; (2) anticipated decreases in service pricing, sales volumes and long-term growth rate as a result of competitive pressures or other factors; or (3) the inability to achieve or delays in achieving the goals of strategic initiatives and synergies. Also, adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of a reporting unit.

Management believes that there is an increasing risk that, as a result of one or more of the factors described above, our Wireline and/or Media reporting unit may be required to recognize an impairment charge in the future. As of September 30, 2018, $3.9 billion and $4.8 billion of goodwill were allocated to the Wireline and Media reporting units, respectively. For more detailed information regarding our goodwill impairment process and the results of our most recent quantitative goodwill impairment test, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" for the year ended December 31, 2017 included in our Current Report on Form 8-K dated May 1, 2018.

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

Recent Developments
2018 Collective Bargaining Negotiations
In August 2018, the agreement we reached with the Communications Workers of America and the International Brotherhood of Electrical Workers to extend our collective bargaining agreements, which were due to expire on August 3, 2019, until August 5, 2023 was ratified based on votes from the union members.

2018 Voluntary Separation Program
In September 2018, we announced a Voluntary Separation Program for select U.S.-based management employees. The volunteer period opened in October 2018. Management at its discretion will accept volunteers for separation based on the needs of the business, and these employees will be notified in December 2018. We expect to take a severance charge related to the program in the fourth quarter of 2018, which could be significant. The ultimate financial statement impact will be based on the number of volunteers accepted.

Consolidated Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Wireless	$22,973	$21,580	$1,393	6.5%	$67,322	$63,740	$3,582	5.6%
Wireline	7,371	7,662	(291)	(3.8)	22,387	23,063	(676)	(2.9)
Corporate and other	2,655	2,850	(195)	(6.8)	8,046	6,402	1,644	25.7
Eliminations	(392)	(375)	(17)	4.5	(1,173)	(1,126)	(47)	4.2
Consolidated Revenues	$32,607	$31,717	$890	2.8	$96,582	$92,079	$4,503	4.9

Consolidated revenues increased $0.9 billion, or 2.8%, and $4.5 billion, or 4.9%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, due to increases in revenues at our Wireless segment, partially offset by decreases in revenues at our Wireline segment. Also contributing to the increase in consolidated revenues during the nine months ended September 30, 2018 is an increase within Corporate and other. In addition, $0.1 billion and $0.3 billion of the increase in consolidated revenues for the three and nine months ended September 30, 2018, respectively, is attributable to the adoption of Topic 606.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased $0.2 billion, or 6.8%, and increased $1.6 billion, or 25.7%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. The decrease in revenues during the three months ended September 30, 2018 was primarily due to a decrease in revenues within Oath as well as other insignificant transactions (see "Operating Results From Divested Businesses" below). The increase in revenues during the nine months ended September 30, 2018 was primarily due to an increase in revenue as a result of the acquisition of Yahoo’s operating business in June 2017, partially offset by the sale of 23 customer-facing data center sites in the U.S. and Latin America in our Wireline segment (Data Center Sale) in May 2017 and other insignificant transactions (see "Operating Results From Divested Businesses" below).

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Cost of services	$7,842	$8,009	$(167)	(2.1)%	$24,022	$22,697	$1,325	5.8%
Wireless cost of equipment	5,489	4,965	524	10.6	16,195	14,808	1,387	9.4
Selling, general and administrative expense	7,224	7,483	(259)	(3.5)	21,673	20,112	1,561	7.8
Depreciation and amortization expense	4,377	4,272	105	2.5	13,051	12,498	553	4.4
Consolidated Operating Expenses	$24,932	$24,729	$203	0.8	$74,941	$70,115	$4,826	6.9

Cost of Services
Cost of services decreased $0.2 billion, or 2.1%, and increased $1.3 billion, or 5.8%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. The decrease during the three months ended September 30, 2018 was primarily due to a decrease at our Wireline segment driven by a decrease in personnel costs and access costs, a decrease in costs related to roaming at our Wireless segment and a decrease within Corporate and other driven by a decrease in traffic acquisition costs at Oath. Partially offsetting these decreases was an increase at our Wireless segment driven by an increase in rent expense and costs related to the device protection package offered to our customers. The increase during the nine months ended September 30, 2018 was primarily due to the acquisition of Yahoo’s operating business.

Wireless Cost of Equipment
Cost of equipment increased $0.5 billion, or 10.6%, and $1.4 billion, or 9.4%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, primarily as a result of shifts to higher priced smartphones in the mix of devices sold, partially offset by declines in the number of smartphones sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.3 billion, or 3.5%, and increased $1.6 billion, or 7.8%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. The decrease during the three months ended September 30, 2018 was primarily due to decreases in commission expense at both our Wireless and Wireline segments following the adoption of Topic 606. The increase during the nine months ended September 30, 2018 was primarily due to gains recorded in 2017 related to the sale of divested businesses and a spectrum license transaction and an increase in severance, pension and benefits charges (see "Special Items"). This increase was partially offset by a decrease in acquisition and integration related charges primarily related to the acquisition of Yahoo's operating business (see "Special Items") and a decrease in commission expense at both our Wireless and Wireline segments following the adoption of Topic 606. See Notes 1 and 2 to the condensed consolidated financial statements for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Operating Results From Divested Businesses
Operating revenues	$—	$54	$—	$368
Cost of services	—	24	—	129
Selling, general and administrative expense	—	13	—	68
Depreciation and amortization expense	—	—	—	22

Other Consolidated Results

Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Interest income	$25	$23	$2	8.7%	$61	$57	$4	7.0%
Other components of net periodic benefit cost	688	218	470	nm	1,197	655	542	82.7
Other, net	(499)	(532)	33	(6.2)	(759)	(1,431)	672	(47.0)
Total	$214	$(291)	$505	nm	$499	$(719)	$1,218	nm

nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from asset dispositions, debt extinguishment costs and components of net periodic pension and postretirement benefit costs. The increase in Other income (expense), net during the three months ended September 30, 2018, compared to the similar period in 2017, was driven by a $0.5 billion benefit, primarily attributable to a pension and benefits remeasurement gain recorded during 2018. The increase in Other income (expense), net during the nine months ended September 30, 2018, compared to the similar period in 2017, was primarily driven by the above mentioned $0.5 billion pension and benefits remeasurement gain, as well as a decrease in early debt redemption costs of $0.6 billion.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Total interest costs on debt balances	$1,404	$1,338	$66	4.9%	$4,202	$4,030	$172	4.3%
Less capitalized interest costs	193	174	19	10.9	568	516	52	10.1
Total	$1,211	$1,164	$47	4.0	$3,634	$3,514	$120	3.4

Average debt outstanding	$113,980	$117,753			$116,531	$114,792
Effective interest rate	4.9%	4.5%			4.8%	4.7%

Total interest costs on debt balances increased during the three and nine months ended September 30, 2018, compared to the similar periods in 2017, primarily due to higher effective interest rates during the current periods (see "Consolidated Financial Condition").

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Provision for income taxes	$1,613	$1,775	$(162)	(9.1)%	$4,282	$5,893	$(1,611)	(27.3)%
Effective income tax rate	24.2%	32.2%			23.5%	33.4%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate and provision for income taxes during the three and nine months ended September 30, 2018, compared to the similar periods in 2017, was primarily due to the permanent reduction in the statutory U.S. federal corporate income tax rate from 35% to 21%, partially offset by the unfavorable impact of base broadening provisions of the Tax Cuts and Jobs Act (TCJA) that took effect on January 1, 2018. The decrease in the effective income tax rate and provision for income taxes during the nine months ended September 30, 2018, compared to the similar period in 2017, was also impacted by unfavorable tax impacts from goodwill not deductible for tax purposes in connection with the Data Center Sale in May 2017.

In December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the TCJA. Verizon continues to analyze the effects of the TCJA, including the effects of any future Internal Revenue Service (IRS) and U.S. Treasury guidance and any state tax law changes that may arise as a result of federal tax reform, on its financial statements and operations and include any adjustments to tax expense or benefit from continuing operations in the reporting periods that such adjustments are determined, consistent with the one-year measurement period set forth in SAB 118. As of September 30, 2018, we have not identified or recorded adjustments to the provisional amounts previously disclosed for the year ended December 31, 2017 in our Current Report on Form 8-K dated May 1, 2018. We will finalize our adjustments, if any, during the fourth quarter of 2018.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.4 billion at both September 30, 2018 and December 31, 2017. Interest and penalties related to unrecognized tax benefits were $0.3 billion (after-tax) at both September 30, 2018 and December 31, 2017.

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

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA

Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes and depreciation and amortization expenses to net income.

Consolidated Adjusted EBITDA is calculated by excluding from Consolidated EBITDA the effect of the following non-operational items: equity in losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes and depreciation policies. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Consolidated Net Income	$5,062	$3,736	$13,974	$11,767
Add:
Provision for income taxes	1,613	1,775	4,282	5,893
Interest expense	1,211	1,164	3,634	3,514
Depreciation and amortization expense	4,377	4,272	13,051	12,498
Consolidated EBITDA*	$12,263	$10,947	$34,941	$33,672

Add (Less):
Other (income) expense, net†	$(214)	$291	$(499)	$719
Equity in losses of unconsolidated businesses‡	3	22	250	71
Severance charges	—	—	339	195
Gain on spectrum license transaction	—	—	—	(126)
Acquisition and integration related charges§	130	166	344	725
Product realignment charges§	—	—	450	—
Net gain on sale of divested businesses	—	—	—	(1,774)
Consolidated Adjusted EBITDA	$12,182	$11,426	$35,825	$33,482

*	Prior period figures have been amended to conform to the current period's calculation of Consolidated EBITDA.

†	Includes Pension and benefits mark-to-market adjustments and Early debt redemption costs, where applicable.

‡	Includes Product realignment charges, where applicable.

§	Excludes depreciation and amortization expense.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2018, compared to the similar periods in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireless
Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
(dollars in millions, except ARPA and	September 30,		Increase/		September 30,		Increase/
I-ARPA)	2018	2017	(Decrease)		2018	2017	(Decrease)
Service	$15,966	$15,841	$125	0.8%	$47,122	$47,241	$(119)	(0.3)%
Equipment	5,353	4,352	1,001	23.0	15,437	12,414	3,023	24.4
Other	1,654	1,387	267	19.3	4,763	4,085	678	16.6
Total Operating Revenues	$22,973	$21,580	$1,393	6.5	$67,322	$63,740	$3,582	5.6

Connections (‘000): (1)
Retail					116,871	115,274	1,597	1.4
Retail postpaid					112,135	109,686	2,449	2.2

Net additions in period (‘000): (2)
Retail connections	419	742	(323)	(43.5)	639	1,051	(412)	(39.2)
Retail postpaid connections	515	603	(88)	(14.6)	1,306	910	396	43.5

Churn Rate:
Retail connections	1.22%	1.19%			1.23%	1.25%
Retail postpaid connections	1.04%	0.97%			1.02%	1.02%

Account Statistics:
Retail postpaid ARPA (3)	$136.58	$136.31	$0.27	0.2	$134.28	$136.06	$(1.78)	(1.3)
Retail postpaid I-ARPA (3)	$170.92	$166.98	$3.94	2.4	$167.98	$165.98	$2.00	1.2

Retail postpaid accounts (‘000) (1)					35,309	35,364	(55)	(0.2)
Retail postpaid connections per account (1)					3.18	3.10	0.08	2.6

(1)	As of end of period

(2)	Excluding acquisitions and adjustments

(3)
ARPA and I-ARPA for periods beginning after January 1, 2018 reflect the adoption of Topic 606. ARPA and I-ARPA for periods ending prior to January 1, 2018 were calculated based on the guidance per ASC Topic 605, "Revenue Recognition." Accordingly, amounts are not calculated on a comparative basis.

Wireless’ total operating revenues increased $1.4 billion, or 6.5%, and $3.6 billion, or 5.6%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, primarily as a result of increases in equipment revenues.

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

Retail connections represent our retail customer device postpaid and prepaid connections. Churn is the rate at which service to connections is terminated. Retail connections under an account may include those from smartphones and basic phones (collectively, phones) as well as tablets and other Internet devices, including wearables and retail IoT devices. The U.S. wireless market has achieved a high penetration of smartphones, which reduces the opportunity for new phone connection growth for the industry. Retail postpaid connection net additions decreased during the three months ended September 30, 2018, compared to the similar period in 2017, primarily due to a higher retail postpaid connection churn rate, partially offset by an increase in retail postpaid connection gross additions, including wearables. Retail postpaid connection net additions increased during the nine months ended September 30, 2018, compared to the similar period in 2017, primarily due to an increase in retail postpaid connection gross additions, including wearables.

Retail Postpaid Connections per Account
Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 2.6% as of September 30, 2018, compared to September 30, 2017. The increase in retail postpaid connections per account is primarily due to an increase in Internet devices, which represented 19.4% of our retail postpaid connection base as of September 30, 2018, compared to 18.6% as of September 30, 2017. The increase in various Internet devices is primarily driven by other connected devices, primarily wearables, as of September 30, 2018 compared to September 30, 2017.

Service Revenue
Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, increased $0.1 billion, or 0.8%, and decreased $0.1 billion, or 0.3%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. The increase during the three months ended September 30, 2018 was primarily due to an increase in access revenue, driven by customers shifting to higher access plans. The increase was partially offset by a lower amount of revenue allocated to service revenue following adoption of Topic 606. See Notes 1 and 2 to the condensed consolidated financial statements for additional information. The decrease during the nine months ended September 30, 2018 was primarily due to a lower amount of revenue allocated to service revenue following adoption of Topic 606, as well as decreased overage revenue. This decrease was partially offset by an increase in access revenue. Overage revenue pressure began in 2017, following the introduction of unlimited pricing plans, and has subsided now that the pace of transition to consumer plans with features that limit overages has reduced.

At September 30, 2018, approximately 83% of our retail postpaid phone connections were on unsubsidized service pricing compared to approximately 78% at September 30, 2017. The pace of migration to unsubsidized price plans continues to approach steady state.

Service revenue plus recurring device payment plan billings related to the Verizon device payment program, which represents the total value invoiced from our wireless connections, increased $0.5 billion, or 2.7%, and $1.1 billion, or 1.9%, respectively, during the three and nine months ended September 30, 2018, compared to the similar periods in 2017.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, increased during the three months ended and decreased during the nine months ended September 30, 2018, compared to the similar periods in 2017. The increase during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was a result of higher service revenue driven by customers shifting to higher access plans, partially offset by a lower amount of revenue allocated to service revenue following the adoption of Topic 606 and a lower amount of retail postpaid accounts. The decrease during the nine months ended September 30, 2018 was a result of a lower amount of revenue allocated to service revenue following adoption of Topic 606, partially offset by an increase in service revenue driven by customers shifting to higher access plans. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, increased 2.4% and 1.2%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. This increase was driven by an increase in recurring device payment plan billings, partially offset by a decline in service revenue, primarily as a result of a lower amount of revenue allocated to service revenue following adoption of Topic 606.

Equipment Revenue
Equipment revenue increased $1.0 billion, or 23.0%, and $3.0 billion, or 24.4%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, as a result of a shift to higher priced units in the mix of devices sold and a higher amount of revenue allocated to equipment revenue following adoption of Topic 606. See Notes 1 and 2 to the condensed consolidated financial statements for additional information. These increases were partially offset by overall declines in device sales.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, sublease rentals and financing revenue. Other revenue increased $0.3 billion, or 19.3%, and $0.7 billion, or 16.6%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, primarily due to volume and rate-driven increases in revenues related to our device protection package.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Cost of services	$2,350	$2,270	$80	3.5%	$6,900	$6,676	$224	3.4%
Cost of equipment	5,489	4,965	524	10.6	16,195	14,808	1,387	9.4
Selling, general and administrative expense	4,169	4,376	(207)	(4.7)	12,052	13,116	(1,064)	(8.1)
Depreciation and amortization expense	2,454	2,366	88	3.7	7,341	7,051	290	4.1
Total Operating Expenses	$14,462	$13,977	$485	3.5	$42,488	$41,651	$837	2.0

Cost of Services
Cost of services increased $0.1 billion, or 3.5%, and $0.2 billion, or 3.4%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, primarily due to higher rent expense as a result of adding capacity to the network to support demand, as well as new pricing and a volume-driven increase in costs related to the device protection package offered to our customers. Partially offsetting these increases were decreases in costs related to roaming.

Cost of Equipment
Cost of equipment increased $0.5 billion, or 10.6%, and $1.4 billion, or 9.4%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, primarily as a result of shifts to higher priced smartphones in the mix of devices sold, partially offset by declines in the number of smartphones sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.2 billion, or 4.7%, and $1.1 billion, or 8.1%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. The decrease during the three months ended September 30, 2018 was primarily due to a $0.3 billion decline in sales commission expense, partially offset by an increase in bad debt expense. The decrease during the nine months ended September 30, 2018 was primarily due to a $0.8 billion decline in sales commission expense, as well as a decline of approximately $0.2 billion in employee related costs, primarily due to reduced headcount and a decrease in bad debt expense. The declines in sales commission expense during the three and nine months ended September 30, 2018, compared to the similar periods in 2017, were driven by decreased selling-related costs primarily arising from the deferral of commission costs following adoption of Topic 606.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 billion, or 3.7%, and $0.3 billion, or 4.1%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. These increases were primarily driven by an increase in depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Segment Operating Income	$8,511	$7,603	$908	11.9%	$24,834	$22,089	$2,745	12.4%
Add Depreciation and amortization expense	2,454	2,366	88	3.7	7,341	7,051	290	4.1
Segment EBITDA	$10,965	$9,969	$996	10.0	$32,175	$29,140	$3,035	10.4
Segment operating income margin	37.0%	35.2%			36.9%	34.7%
Segment EBITDA margin	47.7%	46.2%			47.8%	45.7%

The changes in the table above during the three and nine months ended September 30, 2018, compared to the similar periods in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Consumer Markets	$3,138	$3,204	$(66)	(2.1)%	$9,420	$9,589	$(169)	(1.8)%
Enterprise Solutions	2,172	2,262	(90)	(4.0)	6,623	6,882	(259)	(3.8)
Partner Solutions	1,166	1,244	(78)	(6.3)	3,594	3,708	(114)	(3.1)
Business Markets	840	903	(63)	(7.0)	2,561	2,700	(139)	(5.1)
Other	55	49	6	12.2	189	184	5	2.7
Total Operating Revenues	$7,371	$7,662	$(291)	(3.8)	$22,387	$23,063	$(676)	(2.9)

Connections (‘000):(1)
Total voice connections					12,009	13,100	(1,091)	(8.3)

Total Broadband connections					6,958	6,978	(20)	(0.3)
Fios Internet connections					6,013	5,803	210	3.6
Fios Video connections					4,497	4,648	(151)	(3.2)

(1)	As of end of period

Wireline’s revenues decreased $0.3 billion, or 3.8%, and $0.7 billion, or 2.9%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, primarily due to decreases in traditional voice, network and HSI services as a result of technology substitution and competition as well as decreases in demand for traditional linear video within our customer groups. The nine months ended September 30, 2018 includes one additional month of operating revenues from XO compared to the similar period in 2017.

Fios revenues were $3.0 billion and $8.9 billion during the three and nine months ended September 30, 2018, respectively, compared to $2.9 billion and $8.7 billion during the similar periods in 2017. During the nine months ended September 30, 2018, our Fios Internet subscriber base increased 3.6% and our Fios Video subscriber base decreased 3.2%, compared to the similar period in 2017, reflecting increased demand in higher broadband speeds and the ongoing shift from traditional linear video to over-the-top offerings.

Consumer Markets
Consumer Markets operations provide broadband Internet and video services (including Fios Internet, Fios Video and HSI services) and local and long distance voice services to residential subscribers.

Consumer Markets revenues decreased $0.1 billion, or 2.1%, and $0.2 billion, or 1.8%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, related to the continued decline of Fios Video, voice and HSI services, partially offset by increases in Fios Internet revenues due to subscriber growth and higher value customer mix.

Service revenues attributable to voice, Fios Video and HSI services declined during the nine months ended September 30, 2018, compared to the similar period in 2017, related to declines of 8.3%, 3.2% and 19.6% in connections, respectively. The decline in voice connections is primarily a result of competition and technology substitution with wireless, competing voice over Internet Protocol (IP) and cable telephony service. The decline in video connections continues to result from the shift in traditional linear video to over-the-top offerings. The decline in HSI connections was partially offset by an increase in Fios Internet connections driven by the continuing demand for higher speed internet connectivity.

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

Enterprise Solutions revenues decreased $0.1 billion, or 4.0%, and $0.3 billion, or 3.8%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. The decreases during the three and nine months ended September 30, 2018 are primarily due to declines in traditional data and voice communication services and equipment as a result of competitive price pressures.

Partner Solutions
Partner Solutions provides communications services, including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Partner Solutions revenues decreased $0.1 billion, or 6.3%, and $0.1 billion, or 3.1%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. The decreases during the three and nine months ended September 30, 2018 were primarily due to declines in core data and traditional voice services, resulting from the effect of technology substitution and continuing contraction of market rates due to competition. Data declines were partially offset by growth in higher bandwidth services, including dark fiber transport.

Business Markets
Business Markets offers traditional voice and networking products, Fios services, IP Networking, advanced voice solutions, security, and managed IT services to U.S.-based small and medium businesses, state and local governments, and educational institutions.

Business Markets revenues decreased $0.1 billion, or 7.0%, and $0.1 billion, or 5.1%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017. These decreases were primarily due to revenue declines related to the loss of voice services and HSI connections, as well as customer premise equipment as a result of competitive price pressures.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Cost of services	$4,371	$4,496	$(125)	(2.8)%	$13,223	$13,457	$(234)	(1.7)%
Selling, general and administrative expense	1,498	1,552	(54)	(3.5)	4,554	4,716	(162)	(3.4)
Depreciation and amortization expense	1,552	1,549	3	0.2	4,610	4,572	38	0.8
Total Operating Expenses	$7,421	$7,597	$(176)	(2.3)	$22,387	$22,745	$(358)	(1.6)

Cost of Services
Cost of services decreased $0.1 billion, or 2.8%, and $0.2 billion, or 1.7%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, primarily due to decreases in personnel costs, cost of equipment and access costs, which were partially offset by increases in content costs associated with continued programming license fees and other direct costs.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.1 billion, or 3.5%, and $0.2 billion, or 3.4%, during the three and nine months ended September 30, 2018, respectively, compared to the similar periods in 2017, due to decreased selling-related costs primarily arising from the deferral of commission costs following adoption of Topic 606.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 0.2%, and 0.8%, during the three and nine months ended September 30, 2018, compared to the similar periods in 2017, primarily due to increases in net depreciable assets.

Segment Operating Income (Loss) and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2018	2017	(Decrease)		2018	2017	(Decrease)
Segment Operating Income (Loss)	$(50)	$65	$(115)	nm	$—	$318	$(318)	nm
Add Depreciation and amortization expense	1,552	1,549	3	0.2%	4,610	4,572	38	0.8
Segment EBITDA	$1,502	$1,614	$(112)	(6.9)	$4,610	$4,890	$(280)	(5.7)

Segment operating income (loss) margin	(0.7)%	0.8%			—%	1.4%
Segment EBITDA margin	20.4%	21.1%			20.6%	21.2%

nm - not meaningful

The changes in the table above during the three and nine months ended September 30, 2018, compared to the similar periods in 2017, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	$—	$—	$339	$195
Other income (expense), net	(454)	—	(454)	—
Gain on spectrum license transaction
Selling, general and administrative expense	—	—	—	(126)
Acquisition and integration related charges
Selling, general and administrative expense	130	166	344	725
Depreciation and amortization expense	7	—	20	5
Product realignment charges
Cost of services	—	—	303	—
Selling, general and administrative expense	—	—	147	—
Equity in losses of unconsolidated businesses	—	—	207	—
Depreciation and amortization expense	—	—	1	—
Net gain on sale of divested businesses
Selling, general and administrative expense	—	—	—	(1,774)
Early debt redemption costs
Other income (expense), net	476	454	725	1,302
Total	$159	$620	$1,632	$327

The income and expenses related to special items included in our consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Within Total Operating Expenses	$137	$166	$1,154	$(975)
Within Equity in losses of unconsolidated businesses	—	—	207	—
Within Other income (expense), net	22	454	271	1,302
Total	$159	$620	$1,632	$327

Severance, Pension and Benefits Charges (Credits)

Severance charges recorded during the nine months ended September 30, 2018 and 2017 were recorded in Selling, general and administrative expense and are exclusive of acquisition related severance charges.

During the three and nine months ended September 30, 2018, we recorded a net pre-tax remeasurement gain of $0.5 billion triggered by the collective bargaining negotiations, primarily driven by a $1.1 billion credit due to a change in our discount rate assumption used to determine the current year liabilities of our pension plans, offset by a $0.6 billion charge due to the difference between our estimated return on assets and our actual return on assets. Pension and benefit activity was recorded in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur.

See Note 8 to the condensed consolidated financial statements for additional information related to our 2018 severance, pension and benefits charges (credits).

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes the severance, pension and benefits charges (credits) described above.

Gain on Spectrum License Transaction

The gain on spectrum license transaction recorded during the nine months ended September 30, 2017, related to the completion of a non-cash license exchange transaction with affiliates of AT&T Inc. to exchange certain Advanced Wireless Services and Personal Communication Services spectrum licenses.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes the gain on the spectrum license transaction described above.

Acquisition and Integration Related Charges

Acquisition and integration related charges recorded during the three and nine months ended September 30, 2018 and 2017 primarily related to the acquisition of Yahoo’s operating business in June 2017.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (See "Consolidated Results of Operations") excludes the acquisition and integration related charges described above.

Product Realignment Charges

Product realignment charges recorded during the nine months ended September 30, 2018 primarily relate to the discontinuation of the go90 platform and associated content.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes the product realignment charges described above.

Net Gain on Sale of Divested Businesses

The net gain on the sale of divested businesses recorded during the nine months ended September 30, 2017 related to the Data Center Sale in May 2017 and other insignificant transactions.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes the net gain on sale of divested businesses described above.

Early Debt Redemption Costs

Early debt redemption costs recorded during the three months ended September 30, 2018, related to losses on early debt redemptions of $1.9 billion aggregate principal amount of Verizon notes with coupon rates ranging from 3.850% to 5.012%, as well as $0.8 billion debt principal repurchased. Early debt redemption costs recorded during the nine months ended September 30, 2018 related to the losses on early debt redemption of Verizon notes with coupon rates ranging from 3.850% to 5.012% and $0.8 billion debt principal repurchased during the three months ended September 30, 2018, as well as $0.2 billion in losses on early debt redemptions recorded in March 2018 in connection with the tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% and maturity dates ranging from 2021 to 2055.

Early debt redemption costs recorded during the three months ended September 30, 2017 related to losses on early debt redemption of $1.3 billion aggregate principal amount of Verizon Communications 3.650% Notes. Early debt redemption costs during the nine months ended September 30, 2017 related to the losses on early debt redemption of Verizon Communications 3.650% Notes, as well as $0.2 billion aggregate principal amount of GTE LLC notes, an additional redemption pursuant to the cash offers in January 2017, an additional redemption of $0.1 billion of Verizon notes, and a tender offer in March 2017.

See Note 5 to the condensed consolidated financial statements for additional information related to our early debt redemptions in 2018.

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2018	2017	Change
Cash Flows Provided By (Used In)
Operating activities	$26,244	$16,475	$9,769
Investing activities	(13,136)	(12,987)	(149)
Financing activities	(12,421)	(1,597)	(10,824)
Increase In Cash, Cash Equivalents and Restricted Cash	$687	$1,891	$(1,204)

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

Cash Flows Provided By Operating Activities

Our primary source of funds continues to be cash generated from operations, primarily from our Wireless segment. Net cash provided by operating activities increased $9.8 billion during the nine months ended September 30, 2018, compared to the similar period in 2017, primarily due to an improvement in working capital during the current period of $4.3 billion, which includes the benefit from tax reform, and an increase of $2.2 billion in earnings. In addition, the increase in net cash provided by operating activities was driven by the change in net gain on sale of divested businesses related to divestitures in 2017 and a lower amount of discretionary contributions to qualified employee benefit plans in 2018 compared to 2017. We made $1.7 billion and $3.4 billion in discretionary employee benefits contributions during the nine months ended September 30, 2018 and 2017, respectively, primarily to our defined benefit pension plan. Our mandatory pension funding through 2026 is expected to be minimal, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan improved as a result of the contributions.

Cash Flows Used In Investing Activities

Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended
	September 30,
(dollars in millions)	2018	2017
Wireless	$6,144	$6,927
Wireline	4,400	3,358
Other	1,482	997
Capital expenditures	$12,026	$11,282
Total as a percentage of revenue	12.5%	12.3%

Capital expenditures decreased at Wireless and increased at Wireline during the nine months ended September 30, 2018, compared to the similar period in 2017, primarily due to the timing of investments as well as capital efficiencies from our business excellence initiatives. Our investments primarily related to network equipment to support the business.

Acquisitions
In February 2018, Verizon acquired Straight Path Communications Inc. (Straight Path), a holder of millimeter wave spectrum configured for 5G wireless services, for total consideration reflecting an enterprise value of approximately $3.1 billion, which was primarily settled with Verizon shares but also included transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee paid to the Federal Communications Commission (FCC). The spectrum acquired as part of the transaction is being used for our 5G technology deployment.

In April 2017, we exercised our option to buy NextLink Wireless LLC (NextLink) for approximately $0.5 billion, subject to certain adjustments. The transaction closed in January 2018. We prepaid $0.3 billion of the option exercise price in the first quarter of 2017 and the remaining cash consideration was paid at closing. The spectrum acquired as part of the transaction is being used for our 5G technology deployment.

Cash Flows Used In Financing Activities

We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2018 and 2017, net cash used in financing activities was $12.4 billion and $1.6 billion, respectively.

During the nine months ended September 30, 2018, our net cash used in financing activities of $12.4 billion was primarily driven by repayments of long-term borrowings and capital lease obligations of $9.8 billion, cash dividends of $7.3 billion, and repayments of asset-backed long-term borrowings of $2.9 billion. These uses of cash were partially offset by proceeds from long-term borrowings of $5.9 billion and proceeds from asset-backed long-term borrowings of $3.2 billion.

At September 30, 2018, our total debt decreased to $112.9 billion, compared to $117.1 billion at December 31, 2017. During the nine months ended September 30, 2018 and 2017, our effective interest rate was 4.8% and 4.7%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Asset-Backed Debt
Cash collections on the device payment plan agreement receivables collateralizing asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included in our condensed consolidated balance sheets.

See Note 5 to the consolidated financial statements for additional information.

Other, net
Other, net financing activities during the nine months ended September 30, 2018 includes a $0.8 billion decrease in short-term obligations, excluding current maturities.

Credit Facilities
In April 2018, we amended our $9.0 billion credit facility to increase the capacity to $9.5 billion and extend its maturity to April 4, 2022. As of September 30, 2018, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion equipment credit facility insured by Eksportkreditnamnden Stockholm, Sweden, the Swedish export credit agency. As of September 30, 2018, we had an outstanding balance of $0.8 billion. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into equipment credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available through October 2019 contingent upon the amount of eligible equipment-related purchases that we make. During the three and nine months ended September 30, 2018, we drew down $1.3 billion and $3.0 billion, respectively, from these facilities, of which $2.9 billion remained outstanding as of September 30, 2018.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $7.3 billion and $7.1 billion in cash dividends during the nine months ended September 30, 2018 and 2017, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash

Our Cash and cash equivalents at September 30, 2018 totaled $2.5 billion, a $0.5 billion increase compared to Cash and cash equivalents at December 31, 2017, primarily as a result of the factors discussed above.

Restricted cash at September 30, 2018 totaled $1.0 billion, a $0.2 billion increase compared to restricted cash at December 31, 2017, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2018	2017	Change
Net cash provided by operating activities	$26,244	$16,475	$9,769
Less Capital expenditures (including capitalized software)	12,026	11,282	744
Free cash flow	$14,218	$5,193	$9,025

The changes in free cash flow during the nine months ended September 30, 2018, compared to the similar period in 2017, were primarily due to an improvement in working capital during the current period of $4.3 billion, which includes the benefit from tax reform, and an increase of $2.2 billion in earnings. In addition, the increase in net cash provided by operating activities was driven by the change in net gain on sale of divested businesses related to divestitures in 2017 and a lower amount of discretionary contributions to qualified employee benefit plans in 2018 compared to 2017. We made $1.7 billion and $3.4 billion in discretionary employee benefits contributions during the nine months ended September 30, 2018 and 2017, respectively, primarily to our defined benefit pension plan. Our mandatory pension funding through 2026 is expected to be minimal, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan improved as a result of the contributions. Capital expenditures decreased at Wireless and increased at Wireline during the nine months ended September 30, 2018, compared to the similar period in 2017, primarily due to the timing of investments as well as capital efficiencies from our business excellence initiatives.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, forward starting interest rate swaps, interest rate swaps, interest rate caps and foreign exchange forwards. We do not hold derivatives for trading purposes.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex agreements (CSAs) which provide rules for collateral exchange. Our CSAs entered into prior to the fourth quarter of 2017 generally require collateralized arrangements with our counterparties in connection with uncleared derivatives. During the first quarter of 2017, we paid an insignificant amount of cash to extend amendments to certain of our collateral exchange arrangements, which eliminated the requirement to post collateral for a specified period of time. During the fourth quarter of 2017, we began negotiating and executing new ISDA master agreements and CSAs with our counterparties. The newly executed CSAs contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At September 30, 2018, we posted collateral of approximately $0.2 billion related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheet. We did not post any collateral at December 31, 2017. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk

We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2018, approximately 78% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $0.3 billion. The interest rates on substantially all of our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2018, the fair value of the liability of these contracts was $1.3 billion. At December 31, 2017, the fair value of the asset and liability of these contracts were $0.1 billion and $0.4 billion, respectively. At September 30, 2018 and December 31, 2017, the total notional amount of the interest rate swaps was $19.8 billion and $20.2 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At September 30, 2018, the fair value of the asset of these contracts was $0.1 billion. At September 30, 2018, the total notional amount of the forward starting interest rate swaps was $3.0 billion.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facility and Asset-Backed Notes. The fair value of the asset and liability of these contracts was insignificant at both September 30, 2018 and December 31, 2017. At both September 30, 2018 and December 31, 2017, the total notional value of these contracts was $2.8 billion.

Foreign Currency Translation

The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At September 30, 2018, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $0.7 billion at September 30, 2018 and $0.5 billion at December 31, 2017. At September 30, 2018 and December 31, 2017, the fair value of the liability of these contracts was $0.1 billion and insignificant, respectively. At both September 30, 2018 and December 31, 2017, the total notional amount of the cross currency swaps was $16.6 billion.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At September 30, 2018, the total notional amount of the foreign exchange forwards was $0.4 billion.

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

Straight Path
In May 2017, we entered into a purchase agreement to acquire Straight Path, a holder of millimeter wave spectrum configured for 5G wireless services, for total consideration reflecting an enterprise value of approximately $3.1 billion. Under the terms of the purchase agreement, we agreed to pay: (1) Straight Path shareholders $184.00 per share, payable in Verizon shares; and (2) certain transaction costs payable in cash of approximately $0.7 billion, consisting primarily of a fee paid to the FCC. The transaction closed in February 2018 at which time we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion, and paid the associated cash consideration. See Note 3 to the condensed consolidated financial statements for additional information.

Wireline
XO Holdings
In February 2016, we entered into a purchase agreement to acquire XO, which owned and operated one of the largest fiber-based IP and Ethernet networks in the U.S. Concurrently, we entered into a separate agreement to utilize certain wireless spectrum from a wholly-owned subsidiary of XO Holdings, NextLink, which held its wireless spectrum. The agreement included an option, subject to certain conditions, to buy NextLink. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.5 billion, of which $0.1 billion was paid in 2015, and we prepaid $0.3 billion in connection with the NextLink option, which represented the fair value of the option.

In April 2017, we exercised our option to buy NextLink for approximately $0.5 billion, subject to certain adjustments, of which $0.3 billion was prepaid in the first quarter of 2017. The transaction closed in January 2018. The spectrum acquired as part of the transaction is being used for our 5G technology deployment. See Note 3 to the condensed consolidated financial statements for additional information.

Other
Acquisition of AOL Inc.
In May 2015, we entered into an Agreement and Plan of Merger (the Merger Agreement) with AOL Inc. (AOL) pursuant to which we commenced a tender offer to acquire all of the outstanding shares of common stock of AOL at a price of $50.00 per share, net to the seller in cash, without interest and less any applicable withholding taxes.

On June 23, 2015, we completed the tender offer and a follow-on merger, and AOL became a wholly-owned subsidiary of Verizon. The aggregate cash consideration paid by Verizon at the closing of these transactions was approximately $3.8 billion. Holders of approximately 6.6 million shares exercised appraisal rights under Delaware law.  In September 2018, we obtained court approval to settle this matter for total cash consideration of $0.2 billion, of which an insignificant amount relates to interest, resulting in an insignificant gain.  We paid the cash consideration in October 2018.

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

Recently Issued Accounting Standards

See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of September 30, 2018.

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

Item 4.   Controls and Procedures
Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2018.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2018. At September 30, 2018, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6.   Exhibits

Exhibit Number	Description

10	2018 Special Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan for H. Vestberg.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: October 30, 2018	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

10	2018 Special Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan for H. Vestberg.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.