Form 10-K
period 2018-12-31
VERIZON COMMUNICATIONS INC
filed 2019-02-15
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes   ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes   ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes   ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
At June 30, 2018, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $207,844,016,206.
At January 31, 2019, 4,132,045,883 shares of the registrant’s common stock were outstanding, after deducting 159,387,763 shares held in treasury.
Documents Incorporated By Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2018 (Parts I and II).
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2019 Annual Meeting of Shareholders (Part III).

PART I

Item 1. Business
General
Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. Formerly known as Bell Atlantic Corporation (Bell Atlantic), we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 144,500 employees.

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

In November 2018, we announced a strategic reorganization of our business. We are modifying our internal and external reporting processes, systems and internal controls to accommodate the new structure and expect to transition to the new segment reporting structure during the second quarter of 2019. We continue to report operating results to our chief operating decision maker under our current operating segments.

Additional discussion of our reportable segments is included in the 2018 Verizon Annual Report to Shareholders under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and - Segment Results of Operations" and in Note 13 to the consolidated financial statements of Verizon Communications Inc. and subsidiaries, which are incorporated by reference into this report.

Wireless
Background
Our Wireless segment, doing business as Verizon Wireless, provides wireless communications products and services across one of the most extensive wireless networks in the U.S. Verizon Wireless is the largest wireless service provider in the U.S. as measured by retail connections and revenue. At December 31, 2018, Verizon Wireless had 118.0 million retail connections and 2018 revenues of approximately $91.7 billion, representing approximately 70% of Verizon’s aggregate revenues.

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

Wireless Services
We offer our customers a wide variety of wireless services accessible on a broad range of devices. Customers can obtain our wireless services on a postpaid or prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers with Verizon Wireless that are directly served and managed by Verizon Wireless and use its branded services. A single account may include monthly wireless services for a variety of connected devices. A retail postpaid connection represents an individual line of service for a wireless device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Approximately 96% of our total retail connections were postpaid connections as of December 31, 2018. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance.

We offer various postpaid account service plans, including unlimited plans, shared data plans, single connection plans and other plans tailored to the needs of our customers. Our unlimited plans, available to our consumer and business customers, offer, among other things, unlimited domestic voice, data and texting. Our unlimited plans allow customers to mix and match plans by line, with different benefits and inclusions beyond just traditional data access, voice and text. Our shared data plans typically feature unlimited domestic voice, unlimited domestic and international text, video and picture messaging, and a single data allowance that can be shared among the wireless devices on a customer’s account. This allowance will vary from time to time as part of promotional offers or in response to market circumstances. Customers on certain fixed-data plans may carry over unused data allowances to the next billing period, or stay online at a reduced data speed after using all of a data allowance for a billing period. Our unlimited and shared data plans include High Definition (HD) Voice and Video Calling on compatible devices, and certain plans offer additional services, such as Mobile Hotspot services and free roaming in Canada and Mexico on compatible devices. Our HD Voice services, enabled by Voice over LTE (VoLTE), deliver calls over our fourth-generation (4G) Long-Term Evolution (LTE) network, and our Video Calling service combines an HD Voice call with real-time video. Our Mobile Hotspot service enables a customer to activate a personal Wi-Fi hotspot that can provide Internet access to multiple Wi-Fi enabled devices. Our unlimited plans provide customers the ability to stream DVD or HD quality videos, based on the service plan. We also offer various voice and shared data plans for business customers.

As of January 2017, we no longer offer consumers new fixed-term subsidized service plans for phones; however, we continue to offer subsidized plans to our business customers, and we also continue to service existing fixed-term subsidized plans for consumers who have not yet purchased and activated devices under the Verizon device payment program.

We also offer prepaid connection service plans that feature domestic unlimited voice and unlimited domestic and international text. We have both single line and multi-line family options, with individual line data plan selections ranging from 500 megabytes per month to unlimited data. Family prepaid accounts include a line discount based on the number of total lines. On compatible devices, our prepaid plans also feature video and picture messaging, HD Voice and Video Calling. Our metered prepaid plans include Mobile Hotspot services and allow customers to continue to access our data services at reduced data speeds after using their monthly allowance for 4G LTE high speed data. None of our prepaid plans require an annual contract or credit check.

Our international travel wireless services allow our customers to access voice, text and data services on many of our "World" smartphones, tablets or basic phones from various international destinations, dependent upon the customer's wireless plan. With TravelPass, customers are able to use their domestic talk, text and data allowances while traveling in Mexico, Canada and other countries where TravelPass is available for a flat rate per day.

Access to the Internet is available on all smartphones and nearly all basic phones. In addition, our customers can access the Internet at broadband speeds on notebook computers and tablets that are either wireless enabled or that are used in conjunction with separate dedicated devices that provide a mobile Wi-Fi connection.

We also provide network access needed to deliver various IoT products and services. We work with various companies that purchase network access from us to connect their Open Development certified devices, bundled together with their own solutions, which they sell to end-users.

Wireless Equipment
We offer several categories of wireless equipment, including a variety of smartphone and other handsets, wireless-enabled Internet devices, such as tablets, laptop computers and netbooks and other wireless enabled connected devices, such as smart watches and other wearables, and our Hum product.

Distribution
We use a combination of direct, indirect and alternative distribution channels to market and distribute our products and services.

Our direct channel includes our business-to-business sales operations and systems organization and is focused on supporting the wireless communications needs of consumers and local, regional and national business customers. Company-operated stores are a core component of our distribution strategy. Our "Next Gen Design" retail stores focus on our customer's evolving digital lifestyle.

Our indirect channel includes agents that sell our postpaid and prepaid wireless products and services at retail locations throughout the U.S., as well as through the Internet. The majority of these agents sell both our postpaid and prepaid products and services and do so under exclusive selling arrangements with us. We also have relationships with high-profile national retailers, which sell our postpaid and prepaid wireless products and services, and with various convenience store chains, which sell our prepaid products and services.

Competition
We operate in a highly competitive industry. We compete against other national wireless service providers, including AT&T Inc., Sprint Corporation and T-Mobile USA, Inc., as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from wireless service providers for resale, including resellers that buy from us. Competition remains intense as a result of high rates of smartphone penetration in the wireless market, increased network investment by our competitors, the development and deployment of new technologies, the introduction of new products and services, offerings that include additional premium content, new market entrants, the availability of additional spectrum, both licensed and unlicensed and regulatory changes. Competition may also increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers and as mobile virtual network operators resell wireless communication services.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft Corporation, Google Inc., Apple Inc. and others are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service, as well as alternative means of accessing video content.

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

•
Pricing. Service and equipment pricing play an important role in the wireless competitive landscape, with plans that address both the postpaid and prepaid customer. As the demand for wireless services continues to grow, we and other wireless service providers are offering service plans at competitive prices that include voice services, data access and text messaging, in some cases on an unlimited basis. Many other wireless service providers have also bundled wireless service offerings with other products while others offer promotional pricing and incentives targeted specifically to customers of Verizon Wireless. We and other wireless service providers, as well as equipment manufacturers, also offer device payment options, which provide consumers with the ability to pay for their device over a period of time, and device leasing arrangements. In addition, aggressive device promotions have also become more common in a highly penetrated market in order to gain share of subscribers interested in changing carriers.

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

•
Product and service development. As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and enhanced data products and services. We continue to pursue the development and rapid deployment of new and innovative wireless products and services both independently and in collaboration with application and content providers. We also collaborate with various device manufacturers in the development of distinctive smartphones and other wireless devices that can access the growing array of data applications and content available over the Internet. We continue to focus on increasing the penetration of smartphones, tablets and other connected devices throughout our customer base. In addition, as the price for smartphones has continued to increase in the market, our device protection services have grown in importance for consumers.

•
Sales and distribution. A key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that attaining the optimal combination of varying distribution channels is important to achieving industry-leading profitability, as measured by operating income. We strive to increase sales through our company-operated stores, outside sales teams and telemarketing, web-based sales and fulfillment capabilities, our extensive indirect distribution network of retail outlets and prepaid replenishment locations, and through manufacturers of laptops and netbooks that can access the Internet on our network at broadband speeds. In addition, we sell network access to both traditional resellers, which resell network services to their end-users, and to various companies to enable wireless communications for their IoT devices or services.

•
Capital resources. In order to expand the capacity and coverage of their networks and introduce new products and services, wireless service providers require significant capital resources. We generate significant cash flow from operations to enable continued investment.

Our success will depend on our ability to anticipate and respond to various factors affecting the wireless industry. These include the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions and pricing strategies that bundle the services of wireless and cable competitors.

Strategic Transaction
During March 2015, we completed a transaction with American Tower Corporation (American Tower) pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers and corresponding ground leases for an upfront payment of $5.0 billion. We have subleased capacity on the towers from American Tower for a minimum of 10 years at current market rates, with options to renew. Under the terms of the lease agreements, American Tower has exclusive rights to lease and operate towers over an average term of approximately 28 years. As the leases expire, American Tower has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. As part of this transaction, we also sold 162 towers for $0.1 billion.

See "Network and Technology - Spectrum" for additional information regarding the NextLink Wireless LLC (NextLink) and Straight Path Communications Inc. (Straight Path) strategic transactions related to the Wireless segment.

Wireline
Background
Our Wireline segment provides communications products and enhanced services, including video and data services, corporate networking solutions, security and managed network services and local and long distance voice services. We provide these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world. In 2018, Wireline revenues were $29.8 billion, representing approximately 23% of Verizon’s aggregate revenues.

To compensate for the shrinking market for traditional copper-based products (such as voice services), we continue to build our Wireline business around a fiber-based network supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We continue to seek ways to increase revenue, further realize operating and capital efficiencies and maximize profitability across the segment. We are reinventing our network architecture around a common fiber platform that will support both our wireless and wireline businesses. We expect our "multi-use fiber" Intelligent Edge Network initiative will create opportunities to generate revenue from fiber-based services in our Wireline business.

Wireline Service and Product Offerings
We organize our service and product offerings by the primary customer groups targeted by these offerings - Consumer Markets, Enterprise Solutions, Partner Solutions and Business Markets.

Consumer Markets
Consumer Markets provides residential fixed connectivity solutions, including Internet, TV and voice services. We provide these services over our 100% fiber-optic network under the brand "Fios" and over a traditional copper-based network to customers who are not served by Fios. In 2018, Consumer Markets revenues were $12.6 billion, representing approximately 42% of Wireline’s aggregate revenues.

Internet services. We offer our Fios customers fast and reliable 100% fiber-optic Internet connectivity. As customers connect more devices in their home and stream more high definition video, the need for a fast and reliable Internet connection is growing. In 2017, we introduced our Gigabit Connection in the marketplace, offering speeds of up to 940 Mbps on download and 880 Mbps on upload. As additional cloud-based applications are introduced, we believe that customers will place an increasing value on upstream bandwidth performance that matches what they already receive for download. In other areas of our footprint where Fios service is not available, we offer high speed Internet (HSI) using Digital Subscriber Line technology.

Video services. We offer video service over our fiber-optic network. As of December 31, 2018, Fios video services were available to homes across 9 states, as well as the District of Columbia. We have several offerings available to our Fios TV customers, including

•
Fios Custom TV, which provides customers with seven distinct package offerings. Each package includes the local versions of the major broadcast stations and other similar local content and then adds on more than 45 specialty channels driven by popular viewership choices;

•
Fios Traditional TV, which provides customers with a variety of package offerings. The most basic package offering includes more than 15 channels including core networks while the other packages all include access to more than 280 channels.

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

We continue to develop and enhance our video platform to maintain driving engagement and improving the customer experience.

Voice services. We offer voice services on our fiber and copper networks, providing local, long distance, and calling features.

Enterprise Solutions
Enterprise Solutions helps customers transform their businesses to compete in the digital economy, with solutions that adapt to increasingly dynamic needs for connectivity, security and collaboration. With the accelerating pace of digital transformation, mitigating risk, maintaining business continuity, and capitalizing on data to create personalized experiences are key priorities for global enterprise companies. Enterprise Solutions offers traditional circuit-based network products and services and advanced networking solutions, including Private Internet Protocol (IP), Ethernet, and Software-Defined Wide Area Network (SD-WAN), and cyber security services, along with our traditional voice services, and advanced workforce productivity and customer contact center solutions. In 2018, Enterprise Solutions revenues were $8.8 billion, representing approximately 30% of Wireline’s aggregate revenues.

Networks. We offer a robust portfolio of network connectivity products to help our enterprise and business customers connect with their employees, partners, vendors, customers and, for our government customers, their constituents.

•
Internet. We offer our enterprise and business customers the ability to connect to the Internet via our Fios Internet and our dedicated Internet access services, which provide extensive bandwidth, configuration and billing options designed to address specific business needs.

•
Private Networks. Our private networking services connect multiple business locations securely through our Private IP and Ethernet services, generally via fiber-optic based connectivity. Point to point connectivity via Ethernet or Wavelength is also available.

•
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

•
Voice over IP (VoIP). Our VoIP services enable communications via our managed IP based communications services for enterprise and business customers that seek a hosted IP communications/phone system or an IP based telephony service for on-premise phone systems or private branch exchanges (PBX).

•
Unified Communications & Collaboration (UC&C). Our UC&C services, an expansion of our VoIP services, provide our business customers with unified tools for communications and collaboration, such as instant messaging and presence, and audio, video and web conferencing.

•
Customer Experience/Contact Center. We offer our business customers the ability to deliver integrated support services to their own customers, employees or constituents. Hosted and on-premise versions are available, which include the ability to support remote agents and integration with our business customer’s back office systems and tools.

Security services. We offer a suite of management and data security services to help our enterprise, business and government customers protect, detect and respond to security threats to their networks, data, applications and infrastructure.

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

Partner Solutions
Partner Solutions provides communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers. In 2018, Partner Solutions revenues were $4.7 billion, representing approximately 16% of Wireline’s aggregate revenues. A portion of Partner Solutions revenues are generated by a few large telecommunications companies, most of which compete directly with us.

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

Business Markets
Business Markets offers tailored voice and networking products, Fios services, IP Networking, advanced voice solutions, security, and managed information technology (IT) services to U.S.-based small and medium businesses, state and local governments, and educational institutions. In 2018, Business Markets revenues were $3.4 billion, representing approximately 11% of Wireline’s aggregate revenues.

In addition to the traditional voice and networking products and Fios services noted in the Consumer Markets section above, Business Markets also offers traditional circuit-based network products and services, advanced networking solutions, advanced communications services, and security services, as noted in the Enterprise Solutions section above.
Competition
The wireline telecommunications industry is highly competitive. We expect competition to intensify further with traditional and non-traditional participants seeking increased market share. Current and potential competitors include cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, Internet service providers, over-the-top providers and other companies that offer network services and managed enterprise solutions.

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
We believe the following are the most important competitive factors and trends in the wireline industry:

•
Bandwidth (speed) and network reliability. Consumers and small business customers seek fast and reliable connections for entertainment, communications and productivity. As Internet use increases, so do bandwidth requirements, both downstream and upstream. We and other network-based providers must ensure that our networks can meet these increasing bandwidth requirements. In addition, network reliability and security are increasingly important competitive factors for our Enterprise Solutions and Business Markets customers, which include state and local government and education (SLED) customers and small and medium business (SMB) customers. We continue to invest in our network to be able to meet growing bandwidth demand and provide reliable and secure networks.

•
Pricing. Cable operators, telecommunications companies and integrated service providers use pricing to capture market share from incumbents. Pricing is also a significant factor as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, VoIP and portal-based voice and video calling is free or nearly free to customers and is often supported by advertising revenues.

•
Customer service. Customers expect industry-leading service from their service providers. As technologies and services evolve, the ability to excel in this area is important for customer acquisition and retention. For our Consumer Markets and Business Markets customers, we compete in this area through our service representatives and online support. We provide our Enterprise Solutions customers with ready access to their system and performance information and we conduct proactive testing of our network to identify issues before they affect their customers. In our Partner Solutions business, service improvement is achieved through continued system automation initiatives.

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

•
Innovation. The delivery of new and innovative products and services has been accelerating. To compete effectively, providers need to continuously review, improve and refine their product portfolio and customer service experience and develop and rapidly deploy new products and services tailored to the needs of customers.

In the Consumer Markets business, cable operators are significant competitors. Cable operators have increased the size and capacity of their networks in order to deliver digital products and services. We continue to market competitive bundled offerings that include Fios Internet, TV, and voice services and we have introduced market offers targeted to our Verizon Wireless customers. Several major cable operators also offer bundles with wireless services through strategic relationships.

Customers have more choices for obtaining video content from various online services and that content can be accessed on a TV, computer, tablet or mobile phone. We expect the market will continue to shift from traditional linear video to over-the-top offerings.

We expect customer migration from traditional voice services to wireless services to continue as a growing number of customers place greater value on mobility and wireless companies position their services as a landline alternative. We also face increasing competition from cable operators and other providers of VoIP services as well as Internet portal providers.

In the Enterprise Solutions market, competition remains high, primarily as a result of increased industry focus on technology convergence. We compete in this area with system integrators, carriers, and hardware and software providers. In addition, some of the largest IT services companies are making strategic acquisitions, divesting non-strategic assets or forging new alliances to improve cost structure and focus on solutions which are growth catalysts for technology spending. Many new alliances and acquisitions have focused on emerging fields, such as cloud computing, software delivery, communication applications and other computing tasks via the network, rather than by the use of in-house machines. Carriers have also utilized acquisitions to make significant inroads into enterprise outsourcing markets that have long been dominated by the major IT outsourcers.

Our Partner Solutions business competes with traditional carriers for long-haul, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this new revenue opportunity.

In Business Markets, customer purchasing behaviors and preferences continue to evolve. Solution speed and simplicity with a consumer-like "look and feel" are becoming key differentiators for both our SMB and SLED customers. SMB customers are seeking full life-cycle offers that simplify the process of starting, running and growing their businesses, while SLED customers want similar services that are high quality and secure, and that enable material improvement in citizen outreach, public safety and city infrastructure performance.

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

In February 2016, we entered into a purchase agreement to acquire XO Holdings' wireline business (XO), which owned and operated one of the largest fiber-based IP and Ethernet networks in the U.S. Concurrently, we entered into a separate agreement to utilize certain wireless spectrum from a wholly-owned subsidiary of XO Holdings, NextLink, that held its wireless spectrum. The agreement included an option, subject to certain conditions, to buy NextLink. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.5 billion, of which $0.1 billion was paid in 2015.

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

In August 2017, we entered into a definitive agreement to purchase certain fiber-optic network assets in the Chicago market from WideOpenWest, Inc. (WOW!), a leading provider of communications services. The transaction closed in December 2017. In addition, the parties entered into a separate agreement pursuant to which WOW! will complete the build-out of the network assets in 2019. The total cash consideration for the transactions is approximately $0.3 billion, of which $0.2 billion was received in December 2017.

Additional information regarding these strategic transactions is included in the 2018 Verizon Annual Report to Shareholders in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which is incorporated by reference into this report.

Network and Technology
Wireless
Our primary network technology platform is 4G LTE, which provides higher data throughput performance for data services at a lower cost compared to that offered by 3G technologies. In addition, over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services.

Our 4G LTE network is available in approximately 500 markets covering approximately 331 million people, including those in areas served by our LTE in Rural America partners. Under this program, we have collaborated with wireless carriers in rural areas to build and operate a 4G LTE network using each carrier’s network assets and our core 4G LTE equipment and 700 megahertz (MHz) C Block and Advanced Wireless Services (AWS) spectrum. We currently have 21 LTE in Rural America partners that provide 4G LTE coverage to an area covering approximately three million people.

We use HD Calling, enabled by VoLTE, in addition to 3G Code Division Multiple Access (CDMA) technology, to provide voice calling services to our customers.

We consider the reliability, coverage and speed of our wireless network as key factors for our continued success and we strive to provide our customers with the highest network reliability for their wireless services. We believe that steady and consistent network and platform investments provide the foundation for innovative products and services that will fuel profitable growth.

We design and deploy our network in an efficient manner that we believe maximizes the number of successful data sessions, including video, permitting the completion of large file downloads and uploads while delivering on our advertised throughput speeds, and also maximizes the number of calls that are connected on the first attempt and completed without being dropped. We have been densifying our 4G LTE network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification not only enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services, but also positions us for the deployment of 5G technology. We are also utilizing existing network capabilities to handle increased traffic without interrupting the quality of the customer experience. We have and will continue to deploy advanced technologies to increase both network capacity and data rates.

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

Spectrum
The spectrum licenses we hold can be used for mobile wireless voice, video and data communications services. We are licensed by the Federal Communications Commission (FCC) to provide these wireless services on portions of the 800 MHz band, also known as cellular spectrum, the 1800-1900 MHz band, also known as Personal Communication Services (PCS) spectrum, portions of the 700 MHz upper C band and AWS 1 and 3 spectrum in the 1700 and 2100 MHz bands, in areas that, collectively, cover nearly all of the population of the U.S. This spectrum is collectively called low and mid-band spectrum.

In addition to our low and mid-band spectrum, we have spectrum licenses in the 28 and 39 Gigahertz (GHz) band, collectively called millimeter-wave spectrum. In 2017, we entered into transactions to acquire NextLink and Straight Path, each of which held millimeter-wave spectrum licenses. The NextLink acquisition closed in January 2018 and the Straight Path acquisition closed in February 2018. The spectrum acquired as part of these transactions is being used for our 5G technology deployment.

In January 2015, the FCC completed an auction of 65 MHz of spectrum in the AWS-3 band.  We participated in that auction and were the high bidder on 181 spectrum licenses, for which we paid cash of approximately $10.4 billion. The FCC granted us these spectrum licenses in April 2015.

We are aggressively refarming 3G bands on 800 MHz and PCS bands for 4G LTE use. We anticipate that we will need additional spectrum to meet future demand. This increasing demand is driven by growth in customer connections and the increased usage of wireless broadband services that use more bandwidth and require faster rates of speed, as well as the wider deployment of 5G mobile and fixed services. We can meet our future 4G and 5G spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when future FCC spectrum auctions occur. On November 14, 2018, the FCC started two sequential millimeter wave auctions. Verizon is an applicant in the FCC's Auction 101 and Auction 102 relating to millimeter wave spectrum. On January 24, 2019, the FCC announced that Auction 101 had concluded with a total of approximately $702.6 million in bids received for the licenses that were won. The FCC has stated that it will not, and it will not permit any applicant to, disclose the winning bidders of any of the licenses in Auction 101 until Auction 102 concludes. In addition, the FCC has indicated that a third millimeter wave auction will begin in the second half of 2019, and the auction for Priority Access Licenses in the Citizens’ Broadband Radio Service (CBRS) 3.5 GHz band may also begin in 2019. In addition to spectrum, we believe that future demand will also be met as we increase the density of our networks and deploy advanced technologies.

From time to time we have exchanged spectrum licenses with other wireless service providers through secondary market swap transactions. We expect to continue to pursue similar opportunities to trade spectrum licenses in order to meet capacity and expansion needs in the future. In certain cases, we have entered into intra market spectrum swaps designed to increase the amount of contiguous spectrum within frequency bands in a specific market. Contiguous spectrum improves network performance and efficiency. These swaps, as well as any spectrum purchases, require us to obtain governmental approvals.

Additional information regarding spectrum license transactions is included in the 2018 Verizon Annual Report to Shareholders in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which is incorporated by reference into this report.

5G Deployment
We believe 5G technology can provide users with eight capabilities, or currencies. The eight currencies are peak data rates, mobile data volumes, mobility, connected devices, energy efficiency, service deployment, latency and reliability. In late 2015, we launched the Verizon 5G Technology Forum with key industry partners to develop 5G requirements and standards and conduct testing to accelerate the introduction of 5G technologies. We expect that 5G technology will provide higher throughput than the current 4G LTE technology, lower latency and enable our network to handle more traffic as the number of Internet-connected devices grows. During 2018, we commercially launched 5G Home, our alternative to wired home broadband, on proprietary standards in four U.S. markets; Sacramento, Los Angeles, Houston and Indianapolis. We are the first company to bring 5G broadband Internet service to consumers and we expect to expand coverage as we transition to global standards equipment in 2019. In addition, we expect to launch mobile 5G services in 2019 as compatible devices become available.

Network Equipment and Build-Out
As we continue to build and upgrade our existing 4G LTE network and deploy our 5G network, we must complete a variety of steps, including securing rights to a large number of sites as well as obtaining zoning and other governmental approvals and fiber facilities for both our macro and small cells. As we densify our network, we follow a similar process for small cells, in-building systems and antennas and related radio equipment that comprise distributed antenna systems. We have relationships with a wide variety of vendors that supply various products and services that support our network operations. We utilize tower site management firms as lessors or managers of a portion of our existing leased and owned tower sites.

Wireline
Fios
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

While deployed initially as a consumer broadband network, our PON infrastructure is also finding more widespread application in the enterprise sector, especially as businesses increasingly migrate to Ethernet-based access services.

Global IP
Verizon owns and operates one of the largest global fiber networks in the world, providing connectivity to business customers in more than 150 countries. Our global IP network includes long-haul, metro and submarine assets that span over 1 million route miles and enable and support international operations.

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

We believe that our continued focus on enhancing our domestic and global fiber-based networks, and achieving cost efficient solutions through new technology deployments, will help Verizon advance its position as a provider of choice to residential, SMB, government and enterprise customers.

Intelligent Edge Network
We are evolving our network architecture to a next-generation multi-use platform, providing improved efficiency, increased automation and opportunities for edge computing services that will support both our fiber-based and radio access network technologies. We call this the Intelligent Edge Network. We expect that the new network architecture will simplify operations by eliminating legacy network elements, improve our 4G LTE coverage, speed the deployment of 5G technology, deliver high-speed Fios broadband to homes and businesses, and create new enterprise opportunities in the business market.

Media
Background
Verizon has been investing in emerging technology that taps into the market shift to digital content and advertising. Our Media business, Verizon Media, which operated in 2018 under the "Oath" brand, includes diverse media and technology brands that serve the global community using powerful technology, trusted content and differentiated data. Our strategy is built on providing consumers with owned and operated search properties and finance, news, sports and entertainment offerings and providing other businesses and partners access to consumers through digital advertising platforms. We have been investing in video assets and capabilities with a goal of building a global platform and developing new business models for reaching the digital video customer. We believe the growth in video consumption using mobile devices provides us with an opportunity for revenue growth. Through various acquisitions and investments, we are expanding the ways in which we can deliver content to our customers.

Verizon Media Group Products and Solutions
Ad Platform
Our Verizon Media Ad Platform creates value for advertisers with a simplified suite of intelligent advertising, video and broadcast publishing solutions across all devices (desktop, mobile and television). Verizon Media's data content (i.e. finance, news, sports and entertainment), communication services and programmatic algorithms connect advertisers with their target audiences. Verizon Media’s business is comprised primarily of search advertising, display advertising and subscriptions.

•
Search Platforms. Our search properties serve as a guide for users to discover the information on the Internet that matters to them the most. Verizon Media serves click-based search advertisements generated by proprietary algorithmic technology, as well as advertisements from partners. Verizon Media provides the underlying search products that facilitate user searches within Verizon Media and third party partner properties. In December 2018, we entered into an exclusive search advertising agreement with Microsoft whereby Verizon Media will exclusively send traffic to Microsoft in event of an ad call, commencing the first quarter of 2019.

•
Display Advertising. Display advertising is made up of both graphical and performance-based advertising and takes the form of impression-based contracts, time-based contracts and performance-based contracts. Verizon Media display ads leverage a comprehensive set of proprietary data signals to identify and engage the right users on Verizon Media properties and across the web. Through Verizon Media platforms, we provide advertisers the ability to programmatically buy and measure advertising across all screens and advertising formats using self-serve technology or our managed services; and to buy advertising inventory using traditional advertising sales methods.

•	Subscription Memberships. Our paid subscription offerings include services such as privacy and security solutions and computer protection.

Verizon Digital Media Services
As the digital platform reshapes the delivery of media and entertainment content, there is an increasing need for a stable, high-quality video delivery platform. Verizon Digital Media Services (VDMS) offers a scalable platform for delivering content, including live broadcasts, video on demand, games, software and websites, to our customers on their devices at any time. This platform is targeted at media and entertainment companies and other businesses focused on delivering their digital products and services through the Internet. We also expect, through the VDMS platform, to support video initiatives and offerings, such as Fios and wireless, across the business.

We have invested in converging technologies and services involving content delivery networks, video streaming and related consumer hardware to leverage new content models. Our wireless network enables us to move towards a unified video strategy that positions us to take advantage of this growth opportunity. We began using Multimedia Broadcast Multicast Service (MBMS) technology to develop our LTE Multicast service. MBMS has the potential to enhance our network efficiency and provide our customers with access to high-quality live streaming video content.

Internet of Things and Telematics
The adoption of IoT technology continues to grow as companies across a wide range of industries are leveraging IoT technologies to increase efficiency, gain better customer insights, facilitate compliance and build new business models. IoT growth is expanding broadly, and adoption is particularly strong in the telematics and transportation industries in addition to the fields of smart communities, healthcare, utilities and energy management. We are building IoT capabilities by leveraging business models that monetize usage on our network at the connectivity, platform and solution layers. We have developed IoT solutions that address key market needs for electric and other utilities and pharmaceutical companies and others with complex supply chains. In addition, our IoT customers can turn the data that our solutions provide into actionable opportunities to develop new services and create revenue growth and manage costs.

Our IoT services offer end-to-end solutions for various IoT vertical markets, such as:

•
Fleet management and telematics. We provide in-vehicle solutions that enable vehicle navigation, GPS tracking, engine diagnostic monitoring and maintenance alerts, driver behavior analysis and safety solutions functionality such as crash notification and roadside assistance;

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

Our telematics business, branded Verizon Connect, provides a full array of solutions to both businesses and consumers that combine location-based software, services and data intelligence. Our solutions enable our customers to track, safeguard and optimize vehicles, equipment and data. Verizon Connect’s commercial telematics business was formed by combining our Networkfleet business with the telematics companies acquired in 2016 - Fleetmatics Group PLC, a global provider of fleet and mobile workforce management solutions, and Telogis, Inc., a global, cloud-based mobile enterprise management software business.

Verizon Connect provides our enterprise and SMB customers with advanced solutions and scale in distribution, research and development, and customer support. Our software solutions support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management business needs.

Our Verizon Connect consumer offering is anchored by our Hum product. Hum is an aftermarket vehicle technology and subscription service that provides consumers with diagnostic technology in their vehicles, access to live assistance and roadside assistance with GPS accuracy. Our Hum service also offers the ability to connect with a certified mechanic to diagnose potential problems and offer solutions. We also offer end-to-end solutions to automotive OEMs in support of connected vehicle programs that provide value to consumers.

Strategic Transactions
In June 2015, we completed our acquisition of AOL Inc. (AOL), a leader in digital content and advertising. AOL’s business model aligns with our approach, and we believe that its combination of owned and operated content properties plus a digital advertising platform enhances our ability to further develop future revenue streams.

In June 2017, we completed our acquisition of the operating business of Yahoo! Inc. (Yahoo), a leader in search, communications, digital content and advertising. Additional discussion of the transaction is included in the 2018 Verizon Annual Report to Shareholders in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which is incorporated by reference into this report.

We have established relationships with leading sports leagues to bring compelling content to our customers across our digital platforms. In December 2017, we entered into a multi-year partnership with the National Football League (NFL) in which Verizon’s portfolio of premium digital and mobile media properties, such as Yahoo Sports, stream in-market and national games, including national pre-season, regular season and playoff games, and the Super Bowl, to mobile phones. In January 2018, we entered into an innovative, multi-year partnership with the National Basketball Association (NBA) that will deliver one of the most comprehensive video streaming offerings of NBA content - from live out-of-market games via NBA League Pass to highlights, fantasy basketball, original programming and more via Yahoo Sports, Yahoo Fantasy and across Verizon’s family of media brands. As part of the partnership, the NBA and Verizon will unveil a series of innovative collaborations leveraging Verizon's leading network and technology to deliver premium NBA content and unique fan experiences. Verizon also has rights to deliver leading soccer games, including La Liga and Liga MX, to its customers.

We have also entered into content partnerships to realize synergies available within the marketplace. In April 2018, we entered into an agreement with Samsung in which our Gemini advertising platform became the exclusive provider of native digital advertising on Samsung mobile products on the Verizon network. In May 2018, Verizon selected Amazon Web Services, Inc. as its preferred public cloud provider. Also, in January 2019, Verizon Media entered into a multi-year global native advertising deal with Microsoft to provide marketers access to 20 percent more native advertising inventory through our Ad Platforms; and an exclusive search advertising partnership in which all search advertising across Verizon Media properties will be served by Microsoft Bing.

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

Acquisitions and Divestitures
Information about our acquisitions and divestitures is included in the 2018 Verizon Annual Report to Shareholders under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Divestitures" and in Note 3 to the consolidated financial statements of Verizon Communications Inc. and subsidiaries, which is incorporated by reference into this report.

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

Broadband
Verizon offers many different broadband services. Traditionally, the FCC recognized broadband Internet access services as "information services" subject to a "light touch" regulatory approach rather than to the traditional, utilities-style regulations. In 2015, the FCC declared that broadband Internet access services are "telecommunications services" subject to common carriage regulation under Title II of the Communications Act. In December 2017, the FCC adopted an order reversing the 2015 Title II Order to return to "light touch" regulation of broadband Internet access services. This order is currently being challenged in the courts. Regardless of regulation, Verizon remains committed to the open Internet, which provides consumers with competitive choices and unblocked access to lawful websites and content when, where, and how they want, and our commitment to our customers can be found on our website at http://responsibility.verizon.com/broadband-commitment.

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

Privacy and Data Security
We are subject to federal, state and international laws and regulations relating to privacy and data security that impact all parts of our business, including wireline, wireless, broadband and the development and roll out of new products, such as those in the media and IoT space. At the federal level, our voice business is subject to the FCC's privacy requirements. Oversight of broadband Internet access privacy and data security, which had shifted from the Federal Trade Commission (FTC) to the FCC following the FCC's adoption of its 2015 Title II Order, returned to the FTC as a result of the FCC's repeal of the 2015 Title II Order. Generally, attention to privacy and data security requirements is increasing at both the state and federal level, and several privacy-related bills have been introduced or are under considerations at each level. In addition, a new data protection regulation went into effect in Europe in May 2018 that includes significant penalties for non-compliance, and a new privacy law is scheduled to take effect in California in 2020. These laws could have a significant impact on certain of our businesses.

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

Employees
As of December 31, 2018, Verizon and its subsidiaries had approximately 144,500 employees. Labor unions represent approximately 23% of our employees.

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

Operational Risks
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
As of December 31, 2018, approximately 23% of our workforce was represented by labor unions. While we have labor contracts in place with these unions, with subsequent negotiations we could incur additional costs and/or experience work stoppages, which could adversely affect our business operations. In addition, while less than 1% of the workforce of our wireless and other businesses outside of wireline is represented by unions, we cannot predict what level of success unions may have in further organizing this workforce or the potentially negative impact it would have on our operations.

Economic and Strategic Risks
We face significant competition that may reduce our profits.
We face significant competition in our industries. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, Internet, local and long distance communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers, application and device providers and providers of VoIP services. While these changes have enabled us to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. If we are unable to compete effectively, we could experience lower than expected revenues and earnings. A projected sustained decline in any of our reporting units' revenues and earnings could have a significant impact on its fair value and cause us to record goodwill impairment charges in the future. For example, in the fourth quarter of 2018, we recognized a $4.6 billion ($4.5 billion after-tax) goodwill impairment charge on our Media reporting unit. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken. In addition, wireless service providers are significantly altering the financial relationships with their customers through commercial offers that vary service and device pricing, promotions, incentives and levels of service provided – in some cases specifically targeting Verizon Wireless customers. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industries, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to respond successfully to these competitive challenges, we could experience reduced profits.

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

In addition to introducing new offerings and technologies, such as 5G technology, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

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

Legal and Regulatory Risks
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

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level, such as those described below, could restrict the ways in which we manage our wireline and wireless networks and operate our Media and Telematics businesses, impose additional costs, impair revenue opportunities and potentially impede our ability to provide services in a manner that would be attractive to us and our customers.

•
Privacy and data protection - we are subject to federal, state and international laws related to privacy and data protection. A new data protection regulation, which went into effect in Europe in May 2018, includes significant penalties for non-compliance. A new privacy law scheduled to take effect in California in 2020, also could have a significant impact on certain of our businesses.

•
Regulation of broadband Internet access services - In its 2015 Title II Order, the FCC nullified its longstanding "light touch" approach to regulating broadband Internet access services and "reclassified" these services as telecommunications services subject to utilities-style common carriage regulation. The FCC repealed the 2015 Title II Order in December 2017, and returned to its traditional light-touch approach for these services. The 2017 order has been appealed to the D.C. Circuit; the outcome and timing of this appeal or any other challenge remains uncertain. Several states have also adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our services (in some cases different from the FCC’s 2015 rules). The enforceability and effect of these state rules is uncertain.

•
"Open Access" - we hold certain wireless licenses that require us to comply with so-called "open access" FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services.

The further regulation of broadband, wireless and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

We are subject to a significant amount of litigation, which could require us to pay significant damages or settlements.
We are subject to a substantial amount of litigation, including, from time to time, shareholder derivative suits, patent infringement lawsuits, antitrust class actions, wage and hour class actions, personal injury claims, property claims, and lawsuits relating to our advertising, sales, billing and collection practices. In addition, our wireless business also faces personal injury and wrongful death lawsuits relating to alleged health effects of wireless phones or radio frequency transmitters. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements.

Financial Risks
Verizon has significant debt, which could increase further if Verizon incurs additional debt in the future and does not retire existing debt.
As of December 31, 2018, Verizon had approximately $103.0 billion of outstanding unsecured indebtedness, as well as approximately $9.4 billion of unused borrowing capacity under its existing credit facility. Verizon’s debt level and related debt service obligations could have negative consequences, including:

•
requiring Verizon to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on its debt, which would reduce the funds Verizon has available for other purposes, such as working capital, capital expenditures and acquisitions;

•
making it more difficult or expensive for Verizon to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•	reducing Verizon’s flexibility in planning for or reacting to changes in its industries and market conditions;

•	making Verizon more vulnerable in the event of a downturn in its business; and

•	exposing Verizon to increased interest rate risk to the extent that its debt obligations are at variable interest rates.

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
With approximately 144,500 employees and approximately 195,000 retirees as of December 31, 2018 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including the legislative and regulatory uncertainty regarding the potential modification of the Patient Protection and Affordable Care Act, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. Our total gross investment in property, plant and equipment was approximately $253 billion at December 31, 2018 and $246 billion at December 31, 2017, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in property, plant and equipment consisted of the following:

At December 31,	2018	2017
Network equipment	78.0%	78.3%
Land, buildings and building equipment	12.4%	12.1%
Furniture and other	9.6%	9.6%
	100.0%	100.0%

Our properties as a percentage of total properties are as follows:

At December 31,	2018	2017
Wireline	51.2%	50.7%
Wireless	46.5%	47.1%
Other	2.3%	2.2%
	100.0%	100.0%
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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for trading in the common stock of Verizon is the New York Stock Exchange under the symbol "VZ". As of December 31, 2018, there were 630,756 shareholders of record.

Stock Repurchases
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

During the years ended December 31, 2018 and 2017, Verizon did not repurchase any shares of Verizon’s common stock under our authorized share buyback programs. At December 31, 2018, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

For other information required by this item, see the section entitled "Stock Performance Graph" in the 2018 Verizon Annual Report to Shareholders, which is incorporated herein by reference.

Item 6. Selected Financial Data
Information required by this item is included in the 2018 Verizon Annual Report to Shareholders under the heading "Selected Financial Data," which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is included in the 2018 Verizon Annual Report to Shareholders under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is included in the 2018 Verizon Annual Report to Shareholders under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk," which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
Information required by this item is included in the consolidated financial statements and related notes of Verizon Communications Inc. and Subsidiaries in the 2018 Verizon Annual Report to Shareholders, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2018.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. During the fourth quarter of 2018, we implemented certain internal controls in connection with the new lease accounting standard, which we adopted effective January 1, 2019. Other than the above-noted change, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2018 Verizon Annual Report to Shareholders and are incorporated herein by reference.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Hans Vestberg	53	Chief Executive Officer (1)	2018
Ronan Dunne	55	Executive Vice President and President - Verizon Consumer Group (2)	2019
Matthew D. Ellis	47	Executive Vice President and Chief Financial Officer	2016
Tami A. Erwin	54	Executive Vice President and President - Verizon Business Group (3)	2019
K. Guru Gowrappan	38	Executive Vice President and CEO - Verizon Media Group	2018
Kyle Malady	51	Executive Vice President and Chief Technology Officer	2019
Rima Qureshi	54	Executive Vice President and Chief Strategy Officer	2017
Marc C. Reed	60	Executive Vice President and Chief Administrative Officer	2012
Craig L. Silliman	51	Executive Vice President of Public Policy and General Counsel	2015
Anthony T. Skiadas	50	Senior Vice President and Controller	2013

(1) Effective March 8, 2019, Hans Vestberg will be the Chairman and Chief Executive Officer.
(2) Until April 1, 2019, Ronan Dunne leads the Wireless segment.
(3) Until April 1, 2019, Tami A. Erwin leads the Wireline segment.
Prior to serving as an executive officer, each of the above officers has held high-level managerial positions with the Company or one of its subsidiaries for at least five years, with the exception of Hans Vestberg, who has been with the Company since 2017, Ronan Dunne, who has been with the Company since 2016, K. Guru Gowrappan, who has been with the Company since 2018 and Rima Qureshi, who has been with the Company since 2017. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

Hans Vestberg is the Chief Executive Officer of Verizon. Mr. Vestberg joined the Company in April 2017 as Executive Vice President and President - Global Networks and Technology. He began serving in his current role in August 2018. Prior to joining Verizon, Mr. Vestberg served for six years as President and Chief Executive Officer of Ericsson, a multinational networking and telecommunications equipment and services company headquartered in Sweden that provides 35 percent of the world's 2G, 3G and 4G mobile network infrastructures.

Ronan Dunne is the Executive Vice President and President - Verizon Consumer Group. Mr. Dunne joined the Company in September 2016 as Executive Vice President and President of Verizon Wireless. Prior to joining Verizon, Mr. Dunne served for eight years as Chief Executive Officer of Telefónica UK Limited (O2), the second largest wireless operator in the United Kingdom.

K. Guru Gowrappan is the Executive Vice President and CEO - Verizon Media Group. Mr. Gowrappan joined the Company in April 2018 as the President and Chief Operating Officer of Oath. He began serving in his current role in October 2018. Prior to joining Verizon, Mr. Gowrappan served as the Global Managing Director of Alibaba Inc. from 2015 to 2018 and as the Chief Operating Officer for Quixey, a mobile search engine, from 2012 to 2015.

Rima Qureshi is Executive Vice President and Chief Strategy Officer of Verizon. Ms. Qureshi joined the Company in November 2017. Prior to joining Verizon, Ms. Qureshi served as President and Chief Executive Officer of Ericsson North America from 2016 to 2017 and as Senior Vice President and Chief Strategy Officer and head of mergers and acquisitions of Ericsson from 2014 to 2016. Ms. Qureshi also served as Vice President of Ericsson’s CDMA Mobile Systems Group, Senior Vice President of Strategic Projects, Chairman of Ericsson’s Northern Europe, Russia and Central Asia Group and Chairman of Ericsson’s Modem division before becoming Chief Strategy Officer.

For other information required by this item, see the sections entitled "Governance — Where to find more information on governance at Verizon and — Business conduct and ethics," "Item 1: Election of Directors — Nominees for election," "Board and Committees — Board committees — Audit Committee " and "Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation
For information with respect to executive compensation, see the sections entitled "Director Compensation" and "Executive Compensation — Compensation Discussion and Analysis, — Compensation Committee Report and — Compensation Tables" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders, which are incorporated by reference herein. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the SEC and delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders, which is incorporated herein by reference. In addition, the following table provides other equity compensation plan information:

The following table provides information as of December 31, 2018 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. From May 9, 2009 until May 4, 2017, the Company only issued awards under the 2009 Verizon Communications Inc. Long-Term Incentive Plan and, after May 4, 2017, the Company only issued awards under the 2017 Verizon Communications. Inc. Long-Term Incentive Plan (2017 LTIP). Each of these plans provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries. No new awards are permitted to be issued under any equity compensation plan other than the 2017 LTIP. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2017 LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,570,146	(1)	$—	(2)	89,179,103	(3)
Equity compensation plans not approved by security holders	158,284	(4)	—		—
Total	10,728,430		$—		89,179,103
(1) This amount includes: 10,568,119 shares of common stock subject to outstanding restricted stock units and performance stock units, and 2,027 shares subject to outstanding deferred stock units, in each case including dividend equivalents accrued on such awards through December 31, 2018. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions and Director independence, see the sections entitled "Governance — Related person transactions" and "Item 1: Election of Directors — Independence" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders, which are incorporated by reference.

Item 14. Principal Accounting Fees and Services
For information with respect to principal accounting fees and services, see the section entitled "Audit Matters — Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2019 Annual Meeting of Shareholders, which are incorporated by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2018. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	28

(5)
Exhibits

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8606.

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference).

3b	Bylaws of Verizon, as amended and restated, effective as of November 1, 2018 (filed as Exhibit 3b to Form 8-K filed on November 2, 2018 and incorporated herein by reference).

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

10a	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10b	2009 Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix D of the Registrant’s Proxy Statement included in Schedule 14A filed on March 18, 2013).**

	10b(i)	Form of Performance Stock Unit Agreement 2016-2018 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference).**

	10b(ii)	Form of Restricted Stock Unit Agreement 2016-2018 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference).**

10b(iii)
Form of 2017 Performance Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan. (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference).**

10b(iv)
Form of 2017 Restricted Stock Unit Agreement pursuant to the 2009 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference).**

10b(v)
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
Form of 2017 Restricted Stock Unit Agreement (cash-settled) pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(iv) to form 10-K for period ended December 31,2017 and incorporated herein by reference).**

10c(v)
Form of 2018 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)**

10c(vi)
Form of 2018 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term
Incentive Plan. (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)**

10c(vii)
2018 Special Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan for H. Vestberg (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2018 and incorporated herein by reference)**

	10c(viii)	2018 Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan, filed herewith.

	10c(ix)	Special Performance Restricted Stock Unit Agreement for R. Dunne pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan, filed herewith.

	10c(x)	Special Performance Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan, filed herewith.

	10c(x)(i)	Amendment to Special Performance Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan, filed herewith.

10d	Verizon Short-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix C of the Registrant’s Proxy Statement included in Schedule 14A filed on March 23, 2009).**

10e	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-K for period ended December 31, 2017 and incorporated herein by reference).**

10f	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10f(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10g	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10g(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10h	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10i
Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10j	GTE Executive Retiree Life Insurance Plan (filed as Exhibit 10q to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10k	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10l	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10l to Form 10-K for year ended December 31,2017 and incorporated herein by reference).**

10m
NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10n	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

10o	AOL Inc. Long-Term Incentive Plan, filed herewith.

	10o(i)	Founders’ Grant Unit Agreement for T. Armstrong pursuant to the AOL Inc. Long-Term Incentive Plan, filed herewith.

13
Portions of Verizon’s Annual Report to Shareholders for the fiscal year ended December 31, 2018 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

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

Schedule II - Valuation and Qualifying Accounts
Verizon Communications Inc. and Subsidiaries
For the Years Ended December 31, 2018, 2017 and 2016

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period(c)
Allowance for Uncollectible Accounts Receivable:
Year 2018	$1,199	$776	$216	$1,261	$930
Year 2017	1,146	1,167	205	1,319	1,199
Year 2016	1,037	1,420	150	1,461	1,146

		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(d)	Deductions(e)	Balance at End of Period
Valuation Allowance for Deferred Tax Assets:
Year 2018	$3,293	$251	$112	$915	$2,741
Year 2017	2,473	765	273	218	3,293
Year 2016	3,414	146	47	1,134	2,473

(a)	Charged to Other Accounts primarily includes amounts previously written off which were credited directly to this account when recovered.

(b)	Deductions primarily include amounts written off as uncollectible or transferred to other accounts or utilized.

(c)
Allowance for Uncollectible Accounts Receivable includes approximately $165 million, $260 million and $301 million at December 31, 2018, 2017, and 2016, respectively, related to long-term device payment plan receivables.

(d)	Valuation Allowance for Deferred Tax Assets includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.

(e)	Reductions to valuation allowances related to deferred tax assets.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Anthony T. Skiadas	Date: February 15, 2019
Anthony T. Skiadas Senior Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Hans E. Vestberg	Chief Executive Officer	February 15, 2019
Hans E. Vestberg

Principal Financial Officer:

/s/ Matthew D. Ellis	Executive Vice President and Chief Financial Officer	February 15, 2019
Matthew D. Ellis

Principal Accounting Officer:

/s/ Anthony T. Skiadas	Senior Vice President and Controller	February 15, 2019
Anthony T. Skiadas

*	Director	February 15, 2019
Lowell C. McAdam

*	Director	February 15, 2019
Hans E. Vestberg

*	Director	February 15, 2019
Shellye L. Archambeau

*	Director	February 15, 2019
Mark T. Bertolini

*	Director	February 15, 2019
Richard L. Carrión

*	Director	February 15, 2019
Melanie L. Healey

*	Director	February 15, 2019
M. Frances Keeth

*	Director	February 15, 2019
Clarence Otis, Jr.

*	Director	February 15, 2019
Daniel H. Schulman

*	Director	February 15, 2019
Rodney E. Slater

*	Director	February 15, 2019
Kathryn A. Tesija

*	Director	February 15, 2019
Gregory G. Weaver

* By: /s/ Anthony T. Skiadas
Anthony T. Skiadas
(as attorney-in-fact)