Form 10-Q
period 2019-03-31
VERIZON COMMUNICATIONS INC
filed 2019-04-26
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

At March 31, 2019, 4,135,706,646 shares of the registrant’s common stock were outstanding, after deducting 155,727,000 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2019	2018

Operating Revenues
Service revenues and other	$27,197	$26,732
Wireless equipment revenues	4,931	5,040
Total Operating Revenues	32,128	31,772

Operating Expenses
Cost of services (exclusive of items shown below)	7,792	7,946
Wireless cost of equipment	5,198	5,309
Selling, general and administrative expense	7,198	6,844
Depreciation and amortization expense	4,231	4,324
Total Operating Expenses	24,419	24,423

Operating Income	7,709	7,349
Equity in losses of unconsolidated businesses	(6)	(19)
Other income (expense), net	295	(75)
Interest expense	(1,210)	(1,201)
Income Before Provision For Income Taxes	6,788	6,054
Provision for income taxes	(1,628)	(1,388)
Net Income	$5,160	$4,666

Net income attributable to noncontrolling interests	$128	$121
Net income attributable to Verizon	5,032	4,545
Net Income	$5,160	$4,666

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.22	$1.11
Weighted-average shares outstanding (in millions)	4,138	4,104

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.22	$1.11
Weighted-average shares outstanding (in millions)	4,140	4,107
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2019	2018

Net Income	$5,160	$4,666
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(5) and $(6)	24	93
Unrealized gain (loss) on cash flow hedges, net of tax of $5 and $(180)	(13)	501
Unrealized gain (loss) on marketable securities, net of tax of $(2) and $1	4	(5)
Defined benefit pension and postretirement plans, net of tax of $56 and $60	(169)	(173)
Other comprehensive income (loss) attributable to Verizon	(154)	416
Total Comprehensive Income	$5,006	$5,082

Comprehensive income attributable to noncontrolling interests	$128	$121
Comprehensive income attributable to Verizon	4,878	4,961
Total Comprehensive Income	$5,006	$5,082
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2019	2018

Assets
Current assets
Cash and cash equivalents	$2,322	$2,745
Accounts receivable, net of allowances of $744 and $765	24,469	25,102
Inventories	1,417	1,336
Prepaid expenses and other	5,189	5,453
Total current assets	33,397	34,636

Property, plant and equipment	254,457	252,835
Less accumulated depreciation	166,608	163,549
Property, plant and equipment, net	87,849	89,286

Investments in unconsolidated businesses	674	671
Wireless licenses	94,237	94,130
Goodwill	24,635	24,614
Other intangible assets, net	9,608	9,775
Operating lease right-of-use assets	23,105	—
Other assets	10,442	11,717
Total assets	$283,947	$264,829

Liabilities and Equity
Current liabilities
Debt maturing within one year	$8,614	$7,190
Accounts payable and accrued liabilities	18,664	22,501
Current operating lease liabilities	2,997	—
Other current liabilities	8,332	8,239
Total current liabilities	38,607	37,930

Long-term debt	105,045	105,873
Employee benefit obligations	17,888	18,599
Deferred income taxes	34,344	33,795
Non-current operating lease liabilities	18,971	—
Other liabilities	11,632	13,922
Total long-term liabilities	187,880	172,189

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 issued in each period)	429	429
Additional paid in capital	13,418	13,437
Retained earnings	46,493	43,542
Accumulated other comprehensive income	2,216	2,370
Common stock in treasury, at cost (155,727,000 and 159,400,267 shares outstanding)	(6,825)	(6,986)
Deferred compensation – employee stock ownership plans and other	125	353
Noncontrolling interests	1,604	1,565
Total equity	57,460	54,710
Total liabilities and equity	$283,947	$264,829
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2019	2018

Cash Flows from Operating Activities
Net Income	$5,160	$4,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,231	4,324
Employee retirement benefits	(195)	(151)
Deferred income taxes	459	702
Provision for uncollectible accounts	319	239
Equity in losses of unconsolidated businesses, net of dividends received	21	30
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,702)	(2,033)
Discretionary employee benefits contributions	(300)	(1,000)
Other, net	88	(129)
Net cash provided by operating activities	7,081	6,648

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,268)	(4,552)
Acquisitions of businesses, net of cash acquired	(25)	(32)
Acquisitions of wireless licenses	(104)	(970)
Other, net	(406)	269
Net cash used in investing activities	(4,803)	(5,285)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	2,131	1,956
Proceeds from asset-backed long-term borrowings	1,117	1,178
Repayments of long-term borrowings and finance lease obligations	(2,963)	(2,984)
Repayments of asset-backed long-term borrowings	(813)	—
Dividends paid	(2,489)	(2,407)
Other, net	360	941
Net cash used in financing activities	(2,657)	(1,316)

Increase (decrease) in cash, cash equivalents and restricted cash	(379)	47
Cash, cash equivalents and restricted cash, beginning of period	3,916	2,888
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,537	$2,935
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited) Verizon Communications Inc. and Subsidiaries

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements for the year ended December 31, 2018 of Verizon Communications Inc. (Verizon or the Company). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. We have reclassified certain prior period amounts to conform to the current period presentation.

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2019. There were a total of approximately 3 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2018.

Cash, Cash Equivalents and Restricted Cash
Cash collections on the device payment plan agreement receivables collateralizing our asset-backed debt are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash are included in the following line items on the condensed consolidated balance sheets:

	At March 31,	At December 31,	Increase / (Decrease)
(dollars in millions)	2019	2018
Cash and cash equivalents	$2,322	$2,745	$(423)
Restricted cash:
Prepaid expenses and other	1,091	1,047	44
Other assets	124	124	—
Cash, cash equivalents and restricted cash	$3,537	$3,916	$(379)

Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually in the fourth quarter or more frequently if impairment indicators are present. In November 2018, we announced a strategic reorganization of our business which resulted in certain changes to our operating segments and reporting units. We transitioned to the new segment reporting structure effective April 1, 2019, in connection with which we are reassigning goodwill to each of our new reporting units.

We performed an impairment assessment of the impacted reporting units, specifically our Wireless, Wireline and Connect reporting units at March 31, 2019, immediately before our strategic reorganization became effective. Our impairment assessments indicated that the fair value for each of our Wireless, Wireline and Connect reporting units exceeded their respective carrying value and therefore, did not result in a goodwill impairment. Our Media reporting unit was not impacted by the strategic reorganization and there were no indicators of impairment during the quarter ended March 31, 2019.

Recently Adopted Accounting Standard
The following Accounting Standard Updates (ASUs) were issued by Financial Accounting Standards Board (FASB), and have been recently adopted by Verizon.

Description	Date of Adoption	Effect on Financial Statements
ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, Leases (Topic 842)

The FASB issued Topic 842 requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, Topic 842 will enable users of financial statements to further understand the amount, timing and uncertainty of cash flows arising from leases. Topic 842 allows for a modified retrospective application and is effective as of the first quarter of 2019. Entities are allowed to apply the modified retrospective approach: (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented; or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.
1/1/2019
We adopted Topic 842 beginning on January 1, 2019, using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings recorded at the beginning of the period of adoption. Therefore, upon adoption, we have recognized and measured leases without revising comparative period information or disclosure. We recorded an increase of $410 million (net of tax) to retained earnings on January 1, 2019 which related to deferred sale leaseback gains recognized from prior transactions. Additionally, the adoption of the standard had a significant impact in our condensed consolidated balance sheet due to the recognition of $22.1 billion of operating lease liabilities, along with $23.2 billion of operating lease right-of-use-assets.

The cumulative after-tax effect of the changes made to our condensed consolidated balance sheet for the adoption of Topic 842 were as follows:

(dollars in millions)	At December 31, 2018	Adjustments due to Topic 842	At January 1, 2019
Prepaid expenses and other	$5,453	$(329)	$5,124
Operating lease right-of-use assets	—	23,241	23,241
Other assets	11,717	(2,048)	9,669
Accounts payable and accrued liabilities	22,501	(3)	22,498
Other current liabilities	8,239	(2)	8,237
Current operating lease liabilities	—	2,931	2,931
Deferred income taxes	33,795	139	33,934
Non-current operating lease liabilities	—	19,203	19,203
Other liabilities	13,922	(1,815)	12,107
Retained earnings	43,542	410	43,952
Noncontrolling interests	1,565	1	1,566

In addition to the increase to the operating lease liabilities and right-of-use assets and the derecognition of deferred sale leaseback gains through opening retained earnings, Topic 842 also resulted in reclassifying the presentation of prepaid and deferred rent to operating lease right-of-use assets. The operating lease right-of-use assets amount also includes the balance of any prepaid lease payments, unamortized initial direct costs, and lease incentives.

We elected the package of practical expedients permitted under the transition guidance within the new standard. Accordingly, we have adopted these practical expedients and did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; (3) capitalization of initial direct costs for an expired or existing lease. In addition, we have elected the land easement transition practical expedient, and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.

We lease network equipment including towers, distributed antenna systems, small cells, real estate, connectivity mediums which include dark fiber, equipment leases, and other various types of assets for use in our operations under both operating and finance leases. We assess whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, we determine the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.

For both operating and finance leases, we recognize a right-of-use asset, which represents our right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Management uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate, which will be updated on a quarterly basis for measurement of new lease liabilities.

In those circumstances where the Company is the lessee, we have elected to account for non-lease components associated with our leases (e.g., common area maintenance costs) and lease components as a single lease component for substantially all of our asset classes. Additionally, in arrangements where we are the lessor, we have customer premise equipment for which we apply the lease and non-lease component practical expedient and account for non-lease components (e.g., service revenue) and lease components as combined components under the revenue recognition guidance in ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) as the service revenues are the predominant components in the arrangements.

Rent expense for operating leases is recognized on a straight-line basis over the term of the lease and is included in either Cost of services or Selling, general and administrative expense in our condensed consolidated statements of income, based on the use of the facility on which rent is being paid. Variable rent payments related to both operating and finance leases are expensed in the period incurred. Our variable lease payments consist of payments dependent on various external indicators, including real estate taxes, common area maintenance charges and utility usage.

Operating leases with a term of 12 months or less are not recorded on the balance sheet; we recognize a rent expense for these leases on a straight-line basis over the lease term.

We recognize the amortization of the right-of-use asset for our finance leases on a straight-line basis over the shorter of the term of the lease or the useful life of the right-of-use asset in Depreciation and amortization expense in our condensed consolidated statements of income. The interest expense related to finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement and is included within Interest expense in our condensed consolidated statements of income.

See Note 5 for additional information related to leases, including disclosure required under Topic 842.

Recently Issued Accounting Standards
The following ASUs have been recently issued by the FASB.

Description	Date of Adoption	Effect on Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued this standard update which requires certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. An entity will apply the update through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (January 1, 2020). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. Early adoption of this standard is permitted.
1/1/2020
We are currently evaluating the impacts that this standard update will have on our various financial assets, which we expect to include, but is not limited to, our device payment plan agreement receivables, service receivables and contract assets. We have established a cross-functional coordinated team to address the potential impacts to our systems, processes and internal controls in order to meet the standard update's accounting and reporting requirements.

Note 2. Revenues and Contract Costs
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

Corporate and other includes the results of our Media business, Verizon Media, which operated in 2018 under the "Oath" brand, and our telematics business, branded Verizon Connect. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.8 billion and $1.9 billion, during the three months ended March 31, 2019 and 2018, respectively. Verizon Connect generated revenues from contracts with customers under Topic 606 of approximately $242 million and $234 million, during the three months ended March 31, 2019 and 2018, respectively.

We also earn revenues, that are not accounted for under Topic 606, from leasing arrangements (such as towers), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within Topic 842, we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three months ended March 31, 2019 and 2018, revenues from arrangements that were not accounted for under Topic 606 were approximately $787 million and $1.2 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations that were not satisfied or were partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. In the prior year, we have elected to apply the practical expedient available under Topic 606, which provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At March 31, 2019, month-to-month service contracts represented approximately 86% of Wireless postpaid contracts and approximately 55% of Wireline consumer and small business contracts, compared to March 31, 2018, for which month-to-month service contracts represented approximately 82% of Wireless postpaid contracts and 57% of Wireline consumer and small business contracts.

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

Our wireless customers also include other companies who utilize Verizon's network to resell wireless service to their respective end customers. Reseller arrangements generally include a stated contract term, which typically extend longer than two years. These arrangements generally include an annual minimum revenue commitment over the term of the contract for which revenues will be recognized in future periods.

At March 31, 2019, the transaction price related to Wireless unsatisfied performance obligations expected to be recognized for the remainder of 2019, 2020 and thereafter was $8.3 billion, $6.7 billion and $2.3 billion, respectively.

Wireline customer contracts are either month-to-month, include a specified term with fixed monthly fees, or contain revenue commitments, and may also contain usage based services. Consumer Markets customers under contract generally have a service term of two years; however, this term may be month-to-month. Certain Enterprise Solutions, Partner Solutions and Business Markets service contracts with customers extend into future periods, contain fixed monthly fees and usage-based fees, and can include annual commitments per each year of the contract or commitments over the entire specified contract term. A significant number of contracts within these businesses have a contract term that is twelve months or less.

At March 31, 2019, the transaction price relating to Wireline unsatisfied performance obligations expected to be recognized for the remainder of 2019, 2020 and thereafter was $5.9 billion, $4.0 billion and $1.1 billion, respectively.

In certain Enterprise Solutions, Partner Solutions and Business Markets service contracts within Wireline and certain telematics service contracts within Corporate and other, there are customer contracts that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus they are excluded from the time bands discussed above. These contracts have varying terms spanning over four years ending in January 2024 and have aggregate contract minimum payments totaling $3.8 billion.

Accounts Receivable and Contract Balances
The timing of revenue recognition may differ from the time of billing to our customers. Receivables presented in our consolidated balance sheet represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either Verizon has performed, by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer, or the customer has made payment to Verizon in advance of obtaining control of the goods and/or services promised to the customer in the contract.

Contract assets primarily relate to our rights to consideration for goods or services provided to the customers but for which we do not have an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue is allocated between wireless services and equipment revenues. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is reclassified as accounts receivable as wireless services are provided and billed. We have the right to bill the customer as service is provided over time, which results in our right to the payment being unconditional. The contract asset balances are presented in our consolidated balance sheet as Prepaid expenses and other and Other assets. We assess our contract assets for impairment on a quarterly basis and will recognize an impairment charge to the extent their carrying amount is not recoverable.

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

The following table presents information about receivables from contracts with customers:

	At January 1,	At March 31,	At January 1,	At March 31,
(dollars in millions)	2019	2019	2018	2018
Receivables(1)	$12,104	$11,601	$12,073	$11,028
Device payment plan agreement receivables(2)	8,940	9,687	1,461	3,630

(1)
Balances do not include receivables related to the following contracts: leasing arrangements (such as towers), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent.

(2)
Included in device payment plan agreement receivables presented in Note 7. Balances do not include receivables related to contracts completed prior to January 1, 2018 and receivables derived from the sale of equipment on a device payment plan through an authorized agent.

The following table presents information about contract balances:

	At January 1,	At March 31,	At January 1,	At March 31,
(dollars in millions)	2019	2019	2018	2018
Contract asset	$1,003	$1,021	$1,170	$1,106
Contract liability (1)	4,943	4,973	4,452	4,571

(1) Revenue recognized related to contract liabilities existing at January 1, 2019 and January 1, 2018 were $3.7 billion and $3.5 billion for the three months ended March 31, 2019 and March 31, 2018, respectively.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheet were as follows:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Assets
Prepaid expenses and other	$770	$757
Other assets	251	246
Total	$1,021	$1,003

Liabilities
Other current liabilities	$4,255	$4,207
Other liabilities	718	736
Total	$4,973	$4,943

Contract Costs
Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which are then amortized to expense, over the respective periods of expected benefit. We recognize an asset for incremental commission expenses paid to internal sales personnel and agents in conjunction with obtaining customer contracts. We only defer these costs when we have determined the commissions are, in fact, incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. These costs are recorded in Selling, general and administrative expense. Wireless costs to obtain contracts are amortized over our customers' estimated device upgrade cycles, as such costs are typically incurred each time a customer upgrades. Wireline costs to obtain contracts are amortized as expense over the estimated customer relationship period for our Consumer Markets customers. Incremental costs to obtain contracts for our Enterprise Solutions, Partner Solutions and Business Markets are insignificant.

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

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as Deferred contract costs, which were as follows:

		At March 31,	At December 31,
(dollars in millions)	Amortization Period	2019	2018
Wireless	2 to 3 years	$3,084	$2,989
Wireline	2 to 5 years	868	850
Corporate	2 to 3 years	69	56
Total		$4,021	$3,895

Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively. The balances of Deferred contract costs included in our condensed consolidated balance sheet were as follows:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Assets
Prepaid expenses and other	$2,230	$2,083
Other assets	1,791	1,812
Total	$4,021	$3,895

For the three months ended March 31, 2019 and 2018, we recognized expense of $615 million and $405 million, respectively, associated with the amortization of Deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our Deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three months ended March 31, 2019 or March 31, 2018.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
During the three months ended March 31, 2019, we entered into and completed various wireless license transactions for an insignificant amount of cash consideration.

Other
During the three months ended March 31, 2019, we completed various other acquisitions for an insignificant amount of cash consideration.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amount of Wireless licenses are as follows:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Wireless licenses	$94,237	$94,130

At March 31, 2019 and 2018, approximately $7.2 billion and $13.6 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $88 million and $124 million of capitalized interest on wireless licenses for the three months ended March 31, 2019 and 2018, respectively.

The average remaining renewal period for our wireless licenses portfolio was 4.4 years as of March 31, 2019.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Wireless	Wireline	Other	Total
Balance at January 1, 2019 (1)	$18,397	$3,871	$2,346	$24,614
Acquisitions (Note 3)	—	20	—	20
Reclassifications, adjustments and other	—	1	—	1
Balance at March 31, 2019 (1)	$18,397	$3,892	$2,346	$24,635

(1) Goodwill is net of accumulated impairment charge of $4.6 billion, related to our Media reporting unit (included within Other in the table above), which was recorded in the fourth quarter of 2018.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net:

	At March 31, 2019			At December 31, 2018
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$3,953	$(1,213)	$2,740	$3,951	$(1,121)	$2,830
Non-network internal-use software (3 to 7 years)	18,958	(13,192)	5,766	18,603	(12,785)	5,818
Other (2 to 25 years)	1,999	(897)	1,102	1,988	(861)	1,127
Total	$24,910	$(15,302)	$9,608	$24,542	$(14,767)	$9,775

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2019	$555
2018	534

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2019	$1,603
2020	1,837
2021	1,544
2022	1,276
2023	1,004
2024	749

Note 5. Leasing Arrangements
We enter into various lease arrangements for network equipment including towers, distributed antenna systems, small cells, real estate, connectivity mediums including dark fiber, equipment leases, and other various types of assets for use in our operations. Our leases have remaining lease terms ranging from 1 year to 24 years, some of which include options to extend the leases term for up to 25 years, and some of which include options to terminate the leases. For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease or terminate the lease. Therefore, as of the lease commencement date, our lease terms generally do not include these options. We include options to extend the lease when it is reasonably certain that we will exercise that option.

During March 2015, we completed a transaction with American Tower Corporation (American Tower) pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion. We have subleased capacity on the towers from American Tower for a minimum of 10 years at current market rates in 2015, with options to renew. We continue to include the towers in Property, plant and equipment, net in our condensed consolidated balance sheets and depreciate them accordingly. In addition to the rights to lease and operate the towers, American Tower assumed the interest in the underlying ground leases related to these towers. While American Tower can renegotiate the terms of and is responsible for paying the ground leases, we are still the primary obligor for these leases and accordingly, the present value of these ground leases are included in our operating lease right-of-use assets and operating lease liabilities. We do not expect to be required to make ground lease payments unless American Tower defaults, which we determined to be remote.

The components of net lease cost were as follows:

		Three Months Ended
		March 31,
(dollars in millions)	Classification	2019
Operating lease cost (1)	Cost of services Selling, general and administrative expense	$1,170
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	86
Interest on lease liabilities	Interest expense	9
Short-term lease cost (1)	Cost of services Selling, general and administrative expense	16
Variable lease cost (1)	Cost of services Selling, general and administrative expense	57
Sublease income	Service revenues and other	(67)
Total net lease cost		$1,271
(1) All operating lease costs, including short-term and variable lease costs, are split between Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income based on the use of the facility that the rent is being paid on. See Note 1 for additional information. Variable lease costs represent payments that are dependent on a rate or index, or on usage of the asset.

Supplemental disclosure for the statement of cash flows related to operating and finance leases were as follows:

Three Months Ended
March 31,
(dollars in millions)	2019
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(1,058)
Operating cash flows for finance leases	(9)
Cash Flows from Financing Activities
Financing cash flows for finance leases	(86)
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	668
Right-of-use assets obtained in exchange for new finance lease liabilities	115

Supplemental disclosure for the balance sheet related to finance leases were as follows:

At March 31,
(dollars in millions)	2019
Assets
Property, plant and equipment, net	$742

Liabilities
Debt maturing within one year	$323
Long-term debt	611
Total Finance lease liabilities	$934

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At March 31,
2019
Weighted-average remaining lease term (years)
Operating Leases	9
Finance Leases	4
Weighted-average discount rate
Operating Leases	4.2%
Finance Leases	3.6%

The Company's maturity analysis of operating and finance lease liabilities as of March 31, 2019 were as follows:

(dollars in millions)	Operating Leases	Finance Leases
Remainder of 2019	$3,051	$279
2020	3,805	270
2021	3,462	173
2022	3,045	122
2023	2,689	75
Thereafter	10,792	105
Total lease payments	26,844	1,024
Less interest	(4,876)	(90)
Present value of lease liabilities	21,968	934
Less current obligation	(2,997)	(323)
Long-term obligation at March 31, 2019	$18,971	$611

As of March 31, 2019, we have contractually obligated lease payments amounting to $477 million for an office facility operating lease that has not yet commenced. We have legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. We have certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Note 6. Debt

Significant Debt Transactions
Exchange Offers
The following table shows the transactions that occurred in the first quarter of 2019.

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Verizon 1.750% - 5.150% notes and floating rate notes, due 2021 - 2025	$3,892	$—
GTE LLC 8.750% debentures, due 2021	21	—
Verizon 4.016% notes due 2029 (1)	—	4,000
Total	$3,913	$4,000
(1) Total exchange amount issued in consideration does not include an insignificant amount of cash used to settle.

Debt Redemptions, Repurchases and Repayments
The following table shows the transactions that occurred in the first quarter of 2019.

(dollars in millions)	Principal Redeemed / Repaid	Amount Paid as % of Principal (1)
Verizon 5.900% notes due 2054	$500	100.000%
Verizon 1.375% notes due 2019	206	100.000%
Verizon 1.750% notes due 2021	621	100.000%
Verizon 3.000% notes due 2021	930	101.061%
Verizon 3.500% notes due 2021	315	102.180%
Open market repurchases of various Verizon notes	163	Various
Total	$2,735
(1) Percentages represent price paid to redeem, repurchase and repay.

In April 2019, we notified investors of our intention to redeem in May 2019 in whole $831 million aggregate principal amount of 2.625% Notes due 2020 and $736 million aggregate principal amount of 3.500% Notes due 2021.

Debt Issuances
The following table shows the transactions that occurred in the first quarter of 2019.

(dollars in millions)	Principal Amount Issued	Net Proceeds (1)
Verizon 3.875% notes due 2029 (2)	$1,000	$994
Verizon 5.000% notes due 2051	510	506
Total	$1,510	$1,500
(1) Net proceeds were net of discount and issuance costs.
(2) An amount equal to the net proceeds from this green bond will be used to fund, in whole or in part, "Eligible Green Investments." "Eligible Green Investments" include new and existing investments made by us during the period from two years prior to the issuance of the green bond through the maturity date of the green bond, in the following categories: (1) renewable energy; (2) energy efficiency; (3) green buildings; (4) sustainable water management; and (5) biodiversity and conservation. "Eligible Green Investments" include operating expenditures as well as capital investments.

In April 2019, we issued €2.5 billion of notes with interest rates of 0.875% and 1.250% per year due on 2027 and 2030 respectively, and £500 million of notes with an interest rate of 2.500% per year due on 2031.

Short Term Borrowing and Commercial Paper Program
In July 2018, we entered into a short term uncommitted credit facility with the ability to borrow up to $700 million. During the three months ended March 31, 2019, we drew $600 million from the facility.

As of March 31, 2019, we had no commercial paper outstanding.

Asset-Backed Debt
As of March 31, 2019, the carrying value of our asset-backed debt was $10.4 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco) and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred device payment plan agreement receivables and future collections on such receivables. The device payment plan agreement receivables transferred to the ABS Entities and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of device payment plan agreement receivables, and other obligations arising from our asset-backed debt transactions, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors or Banks, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt, but do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, Verizon has agreed to guarantee certain of the payment obligations of Cellco and the Originators to the ABS Entities.

Cash collections on the device payment plan agreement receivables collateralizing our asset-backed debt are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included in our condensed consolidated balance sheets.

ABS Notes
During the three months ended March 31, 2019, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %		Expected Weighted-average Life to Maturity	Principal Amount Issued
A-1a Senior class notes	2.930		2.50	$900
A-1b Senior floating rate class notes	LIBOR + 0.330	(1)	2.50	100
B Junior class notes	3.020		3.22	69
C Junior class notes	3.220		3.40	53
Total ABS notes				$1,122
(1) The one-month London Interbank Offered Rate (LIBOR) rate at March 31, 2019 was 2.495%.

Under the terms of each series of ABS Notes, there is a two year revolving period during which we may transfer additional receivables to the ABS Entity. The two year revolving period of the ABS Notes we issued in July 2016 and November 2016 ended in July 2018 and November 2018 respectively, and we began to repay principal on the 2016-1 Class A senior ABS Notes and the 2016-2 Class A senior ABS Notes in August 2018 and December 2018, respectively. During the three months ended March 31, 2019, we made aggregate repayments of $559 million.

ABS Financing Facilities
In May 2018, we entered into a device payment plan agreement financing facility with a number of financial institutions (2018 ABS Financing Facility). Under the terms of the 2018 ABS Financing Facility, the financial institutions made advances under asset-backed loans backed by device payment plan agreement receivables of business customers for proceeds of $540 million. The loan agreement entered into in connection with the 2018 ABS Financing Facility has a final maturity date in December 2021 and bears interest at a floating rate. There is a one year revolving period beginning from May 2018 during which we may transfer additional receivables to the ABS Entity. Subject to certain conditions, we may also remove receivables from the ABS Entity. Under the loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. If we choose to prepay, the amount prepaid shall be available for further drawdowns until May 2019, except in certain circumstances. As of March 31, 2019, the 2018 ABS Financing Facility is fully drawn and the outstanding borrowing under the 2018 ABS Financing Facility was $540 million.

We entered into an ABS Financing Facility in September 2016 with a number of financing institutions (2016 ABS Financing Facility). Under the terms of the 2016 ABS Financing Facility, the financial institutions made advances under asset-backed loans backed by device payment plan agreement receivables of consumer customers. Two loan agreements were entered into in connection with the 2016 ABS Financing Facility in September 2016 and May 2017. The loan agreements have a final maturity date in March 2021 and bear interest at floating rates. The two year revolving period of the two loan agreements ended in September 2018. Under the loan agreements, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. During the three months ended March 31, 2019, we made an aggregate of $253 million in repayments. The aggregate outstanding borrowings under the two loans were $671 million as of March 31, 2019.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Assets
Account receivable, net	$9,535	$8,861
Prepaid expenses and other	1,045	989
Other assets	3,263	2,725

Liabilities
Accounts payable and accrued liabilities	10	7
Short-term portion of long-term debt	5,494	5,352
Long-term debt	4,892	4,724

See Note 7 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities
As of March 31, 2019, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion credit facility insured by Eksportkreditnamnden Stockholm, Sweden, the Swedish export credit agency. As of March 31, 2019, the outstanding balance was $706 million. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available, portions of which extend through October 2019, contingent upon the amount of eligible equipment-related purchases that we make. During the three months ended March 31, 2019, we drew $424 million from these facilities. As of March 31, 2019, we had an outstanding balance of $3.1 billion.

Non-Cash Transaction
During the three months ended March 31, 2019 and 2018, we financed, primarily through vendor financing arrangements, the purchase of approximately $115 million and $345 million respectively, of long-lived assets consisting primarily of network equipment. At both March 31, 2019 and 2018, $1.0 billion and $1.3 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Early Debt Redemptions
During the three months ended March 31, 2019 and 2018, we recorded losses on early debt redemptions of an insignificant amount and $249 million, respectively, which were recorded in Other income (expense), net in our condensed consolidated statements of income.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2019, $796 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2019, $423 million aggregate principal amount of these obligations remained outstanding.

Note 7. Wireless Device Payment Plans
Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. As of January 2017, we no longer offer consumers new fixed-term subsidized service plans for phones; however, we continue to offer subsidized plans to our business customers, and we also continue to service existing fixed-term subsidized plans for consumers who have not yet purchased and activated devices under the Verizon device payment program.

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Device payment plan agreement receivables, gross	$18,865	$19,313
Unamortized imputed interest	(493)	(546)
Device payment plan agreement receivables, net of unamortized imputed interest	18,372	18,767
Allowance for credit losses	(526)	(597)
Device payment plan agreement receivables, net	$17,846	$18,170

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,607	$12,624
Other assets	5,239	5,546
Device payment plan agreement receivables, net	$17,846	$18,170

Included in our device payment plan agreement receivables, net at March 31, 2019 and December 31, 2018, are net device payment plan agreement receivables of $12.7 billion and $11.5 billion, respectively, that have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 6 for additional information. We believe the carrying value of our installment loans receivables approximate their fair value using a Level 3 expected cash flow model.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At March 31, 2019 and December 31, 2018 the amount of trade-in liability was insignificant and $64 million, respectively.

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

When originating device payment plan agreements, we use internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has less than 210 days of customer tenure with Verizon Wireless (a new customer), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure with Verizon Wireless (an existing customer), the credit decision process relies on internal data sources. Verizon Wireless’ experience has been that the payment attributes of longer tenured customers are highly predictive for estimating their reliability to make future payments. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Verizon Wireless uses its internal data and/or credit data obtained from the credit reporting agencies to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless’ proprietary custom credit models, which are empirically derived, demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment.

Based on the custom credit risk score, we assign each customer to a credit class, each of which has specified offers of credit including an account level spending limit and either a maximum amount of credit allowed per device or a required down payment percentage. During the fourth quarter of 2018 Verizon Wireless moved all customers, new and existing, from a required down payment percentage, between zero and 100%, to a maximum amount of credit per device.

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

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Unbilled	$17,586	$18,043
Billed:
Current	990	986
Past due	289	284
Device payment plan agreement receivables, gross	$18,865	$19,313

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2019	2018
Balance at January 1,	$597	$848
Bad debt expense	155	104
Write-offs	(226)	(149)
Balance at March 31,	$526	$803

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$430	$—	$430
Interest rate swaps	—	100	—	100
Cross currency swaps	—	215	—	215
Interest rate caps	—	6	—	6
Total	$—	$751	$—	$751

Liabilities:
Other liabilities:
Interest rate swaps	$—	$361	$—	$361
Cross currency swaps	—	519	—	519
Forward starting interest rate swaps	—	242	—	242
Interest rate caps	—	2	—	2
Foreign exchange forwards	—	10	—	10
Total	$—	$1,134	$—	$1,134

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$405	$—	$405
Interest rate swaps	—	3	—	3
Cross currency swaps	—	220	—	220
Interest rate caps	—	14	—	14
Total	$—	$642	$—	$642

Liabilities:
Other liabilities:
Interest rate swaps	$—	$813	$—	$813
Cross currency swaps	—	536	—	536
Forward starting interest rate swaps	—	60	—	60
Interest rate caps	—	4	—	4
Total	$—	$1,413	$—	$1,413

(1)	Quoted prices in active markets for identical assets or liabilities

(2)	Observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	Unobservable pricing inputs in the market

Equity securities measured at fair value on a recurring basis consist of investments in common stock of domestic and international corporations measured using quoted prices in active markets. Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the carrying amount of our investments without readily determinable fair values were $278 million and $248 million, respectively. During the three months ended March 31, 2019, there was an insignificant adjustment due to observable price changes and we did not recognize an impairment charge. Cumulative adjustments due to observable price changes and impairment charges were $57 million and insignificant, respectively.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

Fair Value of Short-term and Long-term Debt
The fair value of our debt is determined using various methods, including quoted prices for identical terms and maturities, which is a Level 1 measurement, as well as quoted prices for similar terms and maturities in inactive markets and future cash flows discounted at current rates, which are Level 2 measurements. The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

	At March 31,		At December 31,
	2019		2018
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding finance leases	$112,725	$125,307	$112,159	$118,535

Derivative Instruments
The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Interest rate swaps	$19,076	$19,813
Cross currency swaps	16,638	16,638
Forward starting interest rate swaps	3,000	4,000
Interest rate caps	1,624	2,218
Foreign exchange forwards	1,000	600

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

During the three months ended March 31, 2019, we entered into interest rate swaps with a total notional value of $510 million and settled interest rate swaps with a total notional value of $1.2 billion.

The ineffective portions of these interest rate swaps were insignificant for the three months ended March 31, 2019 and 2018.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Carrying amount of hedged liabilities	$18,752	$18,903
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(205)	(785)

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three months ended March 31, 2019, an insignificant pre-tax gain was recognized in Other comprehensive income (loss). During the three months ended March 31, 2018, a pre-tax gain of $1.1 billion was recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions.

During the three months ended March 31, 2019, we did not enter into any new forward starting interest rate swaps and settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the three months ended March 31, 2019, a pre-tax loss of $203 million was recognized in Other comprehensive income (loss).

We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

Net Investment Hedges
We have designated certain foreign currency instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt as a net investment hedge was $761 million and $806 million at March 31, 2019 and December 31, 2018, respectively.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. During the three months ended March 31, 2019 and 2018, we recognized an insignificant amount in Interest expense.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. During the three months ended March 31, 2019, we entered into foreign exchange forwards with a total notional value of $3.0 billion and settled foreign exchange forwards with a total notional value of $2.6 billion. During the three months ended March 31, 2019, we recognized an insignificant amount in Other income (expense), net.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. Negotiations and executions of new ISDA master agreements and CSA agreements with our counterparties continued throughout 2018 and 2019. The newly executed CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At March 31, 2019 we posted an insignificant amount of collateral and approximately $83 million of collateral at December 31, 2018 related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 9. Employee Benefits
We maintain non-contributory defined benefit pension plans for certain employees. In addition, we maintain postretirement health care and life insurance plans for certain retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain current and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include service costs associated with pension and other postretirement benefits while other credits and/or charges based on actuarial assumptions, including projected discount rates, an estimated return on plan assets, and impact from health care trend rates are reported in Other income (expense), net. These estimates are updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions or upon a remeasurement event. The adjustment is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2019	2018	2019	2018
Service cost - Cost of services	$50	$58	$20	$26
Service cost - Selling, general and administrative expense	11	14	4	6
Service cost	$61	$72	$24	$32

Amortization of prior service cost (credit)	$15	$10	$(243)	$(244)
Expected return on plan assets	(282)	(329)	(9)	(11)
Interest cost	178	166	157	153
Remeasurement gain, net	(96)	—	—	—
Other components	$(185)	$(153)	$(95)	$(102)

Total	$(124)	$(81)	$(71)	$(70)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

2018 Voluntary Separation Program
In September 2018, we announced a Voluntary Separation Program for select U.S.-based management employees. Approximately 10,400 eligible employees have separated or will separate from the Company under this program by the end of June 2019. The severance benefits payments to these employees are expected to be significantly completed by the end of September 2019.

Severance Payments
During the three months ended March 31, 2019, we paid severance benefits of $807 million. At March 31, 2019, we had a remaining severance liability of $1.3 billion, a portion of which includes future contractual payments to employees separated as a result of the Voluntary Separation Program.

Employer Contributions
During the three months ended March 31, 2019, we made a discretionary contribution of $300 million to our qualified pension plans. As a result of the $300 million and $1.0 billion discretionary pension contributions during the three months ended March 31, 2019 and 2018, respectively, we do not expect mandatory pension funding through December 31, 2019. There was no contribution made to our nonqualified pension plans during the three months ended March 31, 2019. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2019.

Remeasurement gain, net
During the three months ended March 31, 2019, we recorded a net pre-tax remeasurement gain of $96 million in our pension plans triggered by the Voluntary Separation Program for select U.S.-based management employees and other headcount reduction initiatives, primarily driven by a $150 million credit due to the difference between our estimated return on assets and our actual return on assets, offset by a $54 million charge due to a change in our discount rate assumption used to determine the current year liabilities of our pension plans.

Note 10. Equity and Accumulated Other Comprehensive Income
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended March 31,	2019			2018
	Shares	Amount		Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429		4,242,374	$424
Common shares issued	—	—		49,048	5
Balance at end of period	4,291,434	429		4,291,422	429

Additional Paid In Capital
Balance at beginning of period		13,437			11,101
Other		(19)			2,336
Balance at end of period		13,418			13,437

Retained Earnings
Balance at beginning of period		43,542			35,635
Opening balance sheet adjustment		410	(1)		2,232	(2)
Adjusted opening balance		43,952			37,867
Net income attributable to Verizon		5,032			4,545
Dividends declared ($0.6025, $0.5900 per share)		(2,491)			(2,438)
Balance at end of period		46,493			39,974

Accumulated Other Comprehensive Income
Balance at beginning of period attributable to Verizon		2,370			2,659
Opening balance sheet adjustment		—			630	(2)
Adjusted opening balance		2,370			3,289
Foreign currency translation adjustments		24			93
Unrealized gain (loss) on cash flow hedges		(13)			501
Unrealized gain (loss) on marketable securities		4			(5)
Defined benefit pension and postretirement plans		(169)			(173)
Other comprehensive income (loss)		(154)			416
Balance at end of period attributable to Verizon		2,216			3,705

Treasury Stock
Balance at beginning of period	(159,400)	(6,986)		(162,898)	(7,139)
Employee plans	3,668	161		3,368	147
Shareholder plans	5	—		4	—
Balance at end of period	(155,727)	(6,825)		(159,526)	(6,992)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		353			416
Restricted stock equity grant		35			33
Amortization		(263)			(221)
Balance at end of period		125			228

Noncontrolling Interests
Balance at beginning of period		1,565			1,591
Opening balance sheet adjustment		1	(1)		44	(2)
Adjusted opening balance		1,566			1,635
Net income attributable to noncontrolling interests		128			121
Total comprehensive income		128			121
Distributions and other		(90)			(192)
Balance at end of period		1,604			1,564
Total Equity		$57,460			$52,345

(1) The opening balance sheet adjustment for the three months ended March 31, 2019 is due to the adoption of Topic 842 on January 1, 2019. See Note 1 for additional information.
(2) Opening balance sheet adjustments for the three months ended March 31, 2018 are due to the adoption of multiple ASUs on January 1, 2018. Refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for additional information.

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the three months ended March 31, 2019. At March 31, 2019, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.7 million common shares issued from Treasury stock during the three months ended March 31, 2019.

In connection with our acquisition of Straight Path Communications, Inc. in February 2018, we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion.

Accumulated Other Comprehensive Income
The changes in the balances of Accumulated other comprehensive income by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2019	$(600)	$(80)	$20	$3,030	$2,370
Other comprehensive income (loss)	24	(141)	4	—	(113)
Amounts reclassified to net income	—	128	—	(169)	(41)
Net other comprehensive income (loss)	24	(13)	4	(169)	(154)
Balance at March 31, 2019	$(576)	$(93)	$24	$2,861	$2,216

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gain on cash flow hedges in the table above are included in Other income (expense), net and Interest expense in our condensed consolidated statements of income. See Note 8 for additional information. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense in our condensed consolidated statements of income. See Note 9 for additional information.

Note 11. Segment Information
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

Corporate and other includes the results of our Media business, Verizon Media, which operated in 2018 under the "Oath" brand, our telematics business, branded Verizon Connect, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

In November 2018, we announced a strategic reorganization of our business. We modified our internal and external reporting processes, systems and internal controls to accommodate the new structure and transitioned to the new segment reporting structure as of April 1, 2019. The chief operating decision maker received information and assessed performance during the three months ended March 31, 2019 based on our historic operating segments.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below includes the effects of special items that management does not consider in assessing segment performance, primarily because of their nature.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
External Operating Revenues
Wireless
Service	$16,057	$15,371
Equipment	4,931	5,040
Other	1,633	1,396
Total Wireless	22,621	21,807

Wireline
Consumer Markets	3,103	3,149
Enterprise Solutions	2,140	2,240
Partner Solutions	833	979
Business Markets	828	871
Other	66	67
Total Wireline	6,970	7,306
Total reportable segments	$29,591	$29,113

Intersegment Revenues
Wireless	$79	$93
Wireline	294	251
Total reportable segments	$373	$344

Total Operating Revenues
Wireless	$22,700	$21,900
Wireline	7,264	7,557
Total reportable segments	$29,964	$29,457

Operating Income (Loss)
Wireless	$8,466	$8,049
Wireline	(88)	69
Total reportable segments	$8,378	$8,118

The following table provides asset information for our reportable segments:

	At March 31,	At December 31,
(dollars in millions)	2019	2018
Assets
Wireless	$237,889	$213,290
Wireline	98,057	94,799
Total reportable segments	335,946	308,089
Corporate and other	246,512	244,695
Eliminations	(298,511)	(287,955)
Total consolidated - reported	$283,947	$264,829

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
Total reportable segment operating revenues	$29,964	$29,457
Corporate and other	2,591	2,711
Eliminations	(427)	(396)
Total consolidated operating revenues	$32,128	$31,772

Fios revenues are included within our Wireline segment and amounted to approximately $3.1 billion and $3.0 billion for the three months ended March 31, 2019 and 2018, respectively.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
Total reportable segment operating income	$8,378	$8,118
Corporate and other	(466)	(454)
Other components of net periodic benefit charges (Note 9)	(203)	(208)
Acquisition and integration related charges	—	(107)
Total consolidated operating income	7,709	7,349

Equity in losses of unconsolidated businesses	(6)	(19)
Other income (expense), net	295	(75)
Interest expense	(1,210)	(1,201)
Income Before Provision For Income Taxes	$6,788	$6,054

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2019 and 2018.

Note 12. Commitments and Contingencies
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

Verizon is currently involved in approximately 30 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and could seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and governmental agencies. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly diverse workforce of approximately 139,400 employees as of March 31, 2019.

To compete effectively in today’s dynamic marketplace, we are focused on transforming around the capabilities of our high-performing networks with a goal of future growth based on delivering what customers want and need in the new digital world. During 2019, we are focused on leveraging our network leadership, retaining and growing our high-quality customer base while balancing profitability, enhancing ecosystems in growth businesses, and driving monetization of our networks and solutions. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber-optic network that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth.

We are consistently deploying new network architecture and technologies to extend our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. Our Intelligent Edge Network design will allow us to realize significant efficiencies by utilizing common infrastructure within the core and providing flexibility at the edge of the network to meet customer requirements. In addition, protecting the privacy of our customers’ information and the security of our systems and networks will continue to be a priority at Verizon. Our network leadership will continue to be the hallmark of our brand and provide the fundamental strength at the connectivity, platform and solutions layers upon which we build our competitive advantage.

Highlights of Our Financial Results for the Three Months Ended March 31, 2019 and 2018
(dollars in millions)

Business Overview
During the first quarter of 2019, we had two reportable segments, Wireless and Wireline, which we operated and managed as strategic business units and organized by products and services, and customer groups, respectively.

Revenue by Segment
———
Note: Excludes eliminations.

Wireless
During the first quarter of 2019, our Wireless segment, doing business as Verizon Wireless, provided wireless communications products and services across one of the most extensive wireless networks in the United States (U.S.). We provided these services and equipment sales to consumer, business and government customers across the U.S. on a postpaid and prepaid basis. A retail postpaid connection represents an individual line of service for a wireless device for which a customer is generally billed one month in advance a monthly access charge in return for access to and usage of network service. Our prepaid service enables individuals to obtain wireless services without credit verification by paying for all services in advance. Our wireless customers also include other companies who resell wireless service to their respective end customers using our network. Our reseller customers are billed for services in arrears.

We are focusing our wireless capital spending on adding capacity and density to our 4G Long-Term Evolution (LTE) network. We are densifying our 4G LTE network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification not only enables us to add capacity to address increasing mobile video consumption and the growing demand for Internet of Things (IoT) products and services, but also positioned us for the launch of 5G technology. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We believe 5G technology can provide users with eight capabilities, or currencies. The eight currencies are peak data rates, mobile data volumes, mobility, number of connected devices, energy efficiency, service deployment, reduced latency and improved reliability. We expect that 5G technology will provide higher throughput than the current 4G LTE technology, lower latency and enable our network to handle more traffic as the number of Internet-connected devices grows. During 2018, we commercially launched 5G Home, our alternative to wired home broadband, initially on proprietary standards in four U.S. markets: Sacramento, Los Angeles, Houston and Indianapolis. We will shift to the global standards, as soon as the devices and equipment become available. In February 2019, we announced that we will expand 5G Home coverage to more markets in the second half of 2019. In April 2019, we launched our 5G Ultra Wideband Network in Chicago and Minneapolis and announced that the network will become commercially available in 20 additional U.S. cities in 2019, with more to come throughout the year. These cities include Atlanta, Boston, Charlotte, Cincinnati,
Cleveland, Columbus, Dallas, Des Moines, Denver, Detroit, Houston, Indianapolis, Kansas City, MO, Little Rock, Memphis, Phoenix, Providence, Salt Lake City, San Diego and Washington, DC. In addition, we launched the first 5G-compatible smartphone in April 2019. Total Wireless segment operating revenues for the three months ended March 31, 2019 totaled $22.7 billion. This was an increase of 3.7% compared to the similar period in 2018.

Wireline
During the first quarter of 2019, our Wireline segment provided communications products and enhanced services, including video and data services, corporate networking solutions, security and managed network services and local and long distance voice services. We provided these products and services to consumers in the U.S., as well as to carriers, businesses and government customers both in the U.S. and around the world.

In our Wireline business, to compensate for the shrinking market for traditional copper-based products (such as voice services), we continued to build our business around a fiber-based network supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We continued to seek ways to increase revenue, further realize operating and capital efficiencies and maximize profitability across the segment. We are reinventing our network architecture around a common fiber platform that will support services and products across our businesses. We expect our "multi-use fiber" Intelligent Edge Network initiative will create opportunities to generate revenue from fiber-based services in the future. Total Wireline segment operating revenues for the three months ended March 31, 2019 totaled $7.3 billion. This was a decrease of 3.9% compared to the similar period in 2018.

Corporate and Other
Corporate and other includes the results of our Media business, Verizon Media, which operated in 2018 under the "Oath" brand, our telematics business, branded Verizon Connect, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

Verizon Media, our organization that combined Yahoo! Inc.'s (Yahoo) operating business with our pre-existing Media business, includes diverse media and technology brands that engage users around the world. Our strategy is built on providing consumers with owned and operated search properties and finance, news, sports and entertainment offerings and providing other businesses and partners access to consumers through digital advertising platforms. Total operating revenues for Verizon Media, included in Corporate and other, were $1.8 billion for the three months ended March 31, 2019. This was a decrease of 7.2% compared to the similar period in 2018.

We are also building our growth capabilities in the emerging IoT market by developing business models to monetize usage on our network at the connectivity and platform layers. During the three months ended March 31, 2019, we recognized IoT revenues (including Verizon Connect) of $425 million, which is an increase of 6.5% compared to the similar period in 2018.

Capital Expenditures and Investments
We continue to invest in our wireless network, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2019, these investments included $4.3 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for succeeding in the information economy.

Operating Environment and Trends
Except as discussed below, there have been no significant changes to the information related to trends affecting our business that was previously disclosed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018.

We adopted Accounting Standard Update (ASU) 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, Leases (Topic 842) on January 1, 2019, using the modified retrospective application. This method does not impact the prior periods, which continue to reflect the accounting treatment prior to the adoption of Topic 842. As a result, for items that were affected by our adoption of Topic 842, financial results of periods prior to January 1, 2019 are not comparable to the current period financial results. See Notes 1 and 5 to the condensed consolidated financial statements for additional information.

Recent Developments
In September 2018, we announced a Voluntary Separation Program for select U.S.-based management employees. Approximately 10,400 eligible employees have separated or will separate from the Company under this program by the end of June 2019. The severance benefits payments to these employees are expected to be significantly completed by the end of September 2019.

In November 2018, we announced a strategic reorganization of our business. We modified our internal and external reporting processes, systems and internal controls to accommodate the new structure and transitioned to the new segment reporting structure as of April 1, 2019. The chief operating decision maker received information and assessed performance during the three months ended March 31, 2019 based on our historic operating segments.

Critical Accounting Estimates
At March 31, 2019, the balance of our goodwill was approximately $24.6 billion, of which $18.4 billion was in our Wireless reporting unit, $3.9 billion was in our Wireline reporting unit, $186 million was in our Media reporting unit and $2.1 billion was in our Connect reporting unit. To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect to bypass the qualitative assessment or if indicators of a potential impairment exist, the determination of whether an impairment has occurred requires the determination of the fair value of the reporting unit being assessed.

Due to the strategic reorganization effective April 1, 2019, we performed an assessment of our impacted reporting units, namely Wireline, Connect and Wireless as of March 31, 2019. Our impairment assessments indicated that the fair value for each of our Wireline, Connect and Wireless reporting units exceeded their respective carrying value and therefore, did not result in a goodwill impairment. Our Media reporting unit will remain unchanged under the new reporting structure, and there were no indicators of impairment during the first quarter of 2019.

Under our quantitative assessment, the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method. The market approach includes the use of comparative multiples to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of two components-projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model. The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles of key strategic revenue and cost initiatives, as well as revenue and earnings before interest, taxes, depreciation and amortization expenses (EBITDA) growth relative to history and market trends and expectations. The market multiples approach incorporated significant judgment involved in the selection comparable public company multiples and benchmarks. The selection of companies was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently uncertain, and an adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future.

Our Wireline reporting unit has experienced increasing market pressures that have resulted in lower than expected revenues and earnings and these pressures may persist over the near term. A projected sustained decline in a reporting unit's revenues and earnings could have a significant negative impact on its fair value and may result in impairment charges in the future. Such a decline could be driven by, among other things: (1) further anticipated decreases in service pricing, sales volumes and long-term growth rate as a result of competitive pressures or other factors; or (2) the inability to achieve or delays in achieving the goals in strategic initiatives. In addition, adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of the reporting unit.

At the goodwill impairment measurement date of March 31, 2019, our Wireline reporting unit had fair value that exceeded its carrying amount by approximately 5%, which is consistent with our most recent annual impairment test performed in the fourth quarter of 2018. As previously mentioned, the Company announced a strategic reorganization which resulted in changes to our segments and reporting units, and will result in a reallocation of goodwill to the new segments and reporting units. Accordingly, commencing in the second quarter of 2019, goodwill impairment will be assessed for our new reporting units.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Wireless	$22,700	$21,900	$800	3.7%
Wireline	7,264	7,557	(293)	(3.9)
Corporate and other	2,591	2,711	(120)	(4.4)
Eliminations	(427)	(396)	(31)	7.8
Consolidated Revenues	$32,128	$31,772	$356	1.1

Consolidated revenues increased $356 million, or 1.1%, during the three months ended March 31, 2019 compared to the similar period in 2018, due to increases in revenues at our Wireless segment, partially offset by decreases in revenues at our Wireline segment and within Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased $120 million, or 4.4%, during the three months ended March 31, 2019 compared to the similar period in 2018. The decrease in revenues was primarily due to a decrease of $137 million in revenues within our Media business.

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Cost of services	$7,792	$7,946	$(154)	(1.9)%
Wireless cost of equipment	5,198	5,309	(111)	(2.1)
Selling, general and administrative expense	7,198	6,844	354	5.2
Depreciation and amortization expense	4,231	4,324	(93)	(2.2)
Consolidated Operating Expenses	$24,419	$24,423	$(4)	—

Cost of Services
Cost of services includes the following costs directly attributable to a service: salaries and wages, benefits, materials and supplies, content costs, contracted services, network access and transport costs, customer provisioning costs, computer systems support, and costs to support our outsourcing contracts and technical facilities. Aggregate customer care costs, which include billing and service provisioning, are allocated between Cost of services and Selling, general and administrative expense.

Cost of services decreased $154 million, or 1.9%, during the three months ended March 31, 2019 compared to the similar period in 2018. The decrease was primarily due to a decrease in employee related costs due to lower headcount and a decrease in network access costs due to reduction in voice connections, partially offset by an increase in rent expense as a result of adding capacity to the network to support demand.

Wireless Cost of Equipment
Cost of equipment decreased $111 million, or 2.1%, during the three months ended March 31, 2019 compared to the similar period in 2018, primarily as a result of declines in the number of devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense includes: salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income taxes, advertising and sales commission costs, customer billing, call center and information technology costs, regulatory fees, professional service fees, and rent and utilities for administrative space. Also included is a portion of the aggregate customer care costs as discussed above in "Cost of Services".

Selling, general and administrative expense increased $354 million, or 5.2%, during the three months ended March 31, 2019 compared to the similar period in 2018. The increase was primarily due to an increase in advertising and sales commission expense. The increase in sales commission expense is due to a lower net deferral of commission costs in the current year as compared to the prior year, as a result of the adoption of ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) on January 1, 2018 using a modified retrospective approach. The increase was partially offset by a decrease in employee related costs.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $93 million, or 2.2%, during the three months ended March 31, 2019 compared to the similar period in 2018. This decrease was primarily driven by the change in the mix of depreciable assets.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Interest income	$29	$16	$13	81.3%
Other components of net periodic benefit cost	280	255	25	9.8
Other, net	(14)	(346)	332	(96.0)
Total	$295	$(75)	$370	nm

nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from asset dispositions, debt extinguishment costs and components of net periodic pension and postretirement benefit costs. The increase in Other income (expense), net during the three months ended March 31, 2019, compared to the similar period in 2018, was primarily driven by a decrease in early debt redemption costs of an insignificant amount during the three months ended March 31, 2019, compared to $249 million recorded during the similar period in 2018. In addition, we recorded a $96 million benefit, primarily attributable to a pension remeasurement gain, during the three months ended March 31, 2019.

Interest Expense

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Total interest costs on debt balances	$1,368	$1,377	$(9)	(0.7)%
Less capitalized interest costs	158	176	(18)	(10.2)
Total	$1,210	$1,201	$9	0.7

Average debt outstanding	$113,476	$117,973
Effective interest rate	4.8%	4.7%

Total interest expense increased during the three months ended March 31, 2019, compared to the similar period in 2018, primarily due to lower capitalized interest costs.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Provision for income taxes	$1,628	$1,388	$240	17.3%
Effective income tax rate	24.0%	22.9%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate during the three months ended March 31, 2019, compared to the similar period in 2018, was primarily due to tax benefits from funding employee benefit obligations in the prior period that did not reoccur in the current period. The increase in the provision for income taxes during the three months ended March 31, 2019, compared to the similar period in 2018, was primarily due to the impact of an increase in income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.9 billion at March 31, 2019 and December 31, 2018. Interest and penalties related to unrecognized tax benefits were $372 million (after-tax) and $348 million (after-tax) at March 31, 2019 and December 31, 2018, respectively.

Verizon and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the Internal Revenue Service and multiple state and foreign jurisdictions for various open tax years. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount in the next twelve months. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA
Consolidated EBITDA and Consolidated Adjusted EBITDA, which are presented below, are non-generally accepted accounting principles (GAAP) measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes and depreciation and amortization expenses to net income.

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

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
Consolidated Net Income	$5,160	$4,666
Add:
Provision for income taxes	1,628	1,388
Interest expense	1,210	1,201
Depreciation and amortization expense	4,231	4,324
Consolidated EBITDA*	$12,229	$11,579

Add (Less):
Other (income) expense, net†	$(295)	$75
Equity in losses of unconsolidated businesses	6	19
Acquisition and integration related charges‡	—	105
Consolidated Adjusted EBITDA	$11,940	$11,778

* Prior period figures have been amended to conform to the current period's calculation of Consolidated EBITDA.
† Includes Pension and benefits mark-to-market adjustments and Early debt redemption costs, where applicable.
‡ Excludes depreciation and amortization expense.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2019, compared to the similar period in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Results of Operations
During the first quarter of 2019, we had two reportable segments, Wireless and Wireline, which we operated and managed as strategic business units and organized by products and services, and customer groups, respectively. We measure and evaluate our reportable segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe that this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income (loss). Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues. See Note 11 to the condensed consolidated financial statements for additional information.

Wireless
Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions, except ARPA and I-ARPA)	2019	2018	(Decrease)
Service	$16,072	$15,402	$670	4.4%
Equipment	4,931	5,040	(109)	(2.2)
Other	1,697	1,458	239	16.4
Total Operating Revenues	$22,700	$21,900	$800	3.7

Connections (‘000): (1)
Retail	117,886	116,182	1,704	1.5
Retail postpaid	113,407	111,114	2,293	2.1

Net additions in period (‘000): (2)
Retail connections	(115)	(75)	(40)	(53.3)
Retail postpaid connections	61	260	(199)	(76.5)

Churn Rate:
Retail connections	1.31%	1.28%
Retail postpaid connections	1.12%	1.04%

Account Statistics:
Retail postpaid ARPA	$136.68	$131.71	$4.97	3.8
Retail postpaid I-ARPA	$172.09	$164.72	$7.37	4.5

Retail postpaid accounts (‘000) (1)	35,338	35,333	5	—
Retail postpaid connections per account (1)	3.21	3.14	0.07	2.2

(1)	As of end of period

(2)	Excluding acquisitions and adjustments

Wireless’ total operating revenues increased $800 million, or 3.7%, during the three months ended March 31, 2019, compared to the similar period in 2018, primarily as a result of increases in Service and Other revenues, partially offset by a decrease in Equipment revenue.

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

Retail connections represent our retail customer device postpaid and prepaid connections. Churn is the rate at which service to connections is terminated on a monthly basis. Retail connections under an account may include those from smartphones and basic phones (collectively, phones) as well as tablets and other Internet devices, including wearables and retail IoT devices. The U.S. wireless market has achieved a high penetration of smartphones, which reduces the opportunity for new phone connection growth for the industry. Retail postpaid connection net additions decreased during the three months ended March 31, 2019, compared to the similar period in 2018, primarily due to an increase in retail postpaid connection churn rate, partially offset by an increase in retail postpaid connection gross additions, including wearables.

Retail Postpaid Connections per Account
Retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period. Retail postpaid connections per account increased 2.2% as of March 31, 2019, compared to March 31, 2018. The increase in retail postpaid connections per account is primarily due to an increase in Internet devices, which represented 19.7% of our retail postpaid connection base as of March 31, 2019, compared to 19.2% as of March 31, 2018. The increase in Internet devices is primarily driven by other connected devices, primarily wearables, as of March 31, 2019 compared to March 31, 2018.

Service Revenue
Service revenue, which does not include recurring device payment plan billings related to the Verizon device payment program, increased $670 million, or 4.4%, during the three months ended March 31, 2019, respectively, compared to the similar period in 2018. The increase was primarily due to an increase in access revenue, driven by customers shifting to higher access plans and increases in number of devices per account, the declining fixed-term subsidized plan base, as well as continued growth from reseller accounts.

Service revenue plus recurring device payment plan billings related to the Verizon device payment program, which represents the total value invoiced from our wireless connections, increased $923 million, or 4.9%, during the three months ended March 31, 2019, compared to the similar period in 2018.

Retail postpaid ARPA (the average service revenue per account from retail postpaid accounts), which does not include recurring device payment plan billings related to the Verizon device payment program, increased 3.8%, during the three months ended March 31, 2019, compared to the similar period in 2018. The increase was a result of an increase in service revenue driven by customers shifting to higher access plans, as well as an increase in reseller revenues, partially offset by an increase in the amount of retail postpaid accounts. Retail postpaid I-ARPA (the average service revenue per account from retail postpaid accounts plus recurring device payment plan billings), which represents the monthly recurring value received on a per account basis from our retail postpaid accounts, increased 4.5%, during the three months ended March 31, 2019, compared to the similar period in 2018. This increase was driven by an increase in recurring device payment plan billings.

Equipment Revenue
Equipment revenue decreased $109 million, or 2.2%, during the three months ended March 31, 2019, compared to the similar period in 2018, as a result of an overall decline in device sales and increase is promotions, partially offset by a shift to higher priced units in the mix of devices sold.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, leasing, interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent and financing revenue. Other revenue increased $239 million, or 16.4%, during the three months ended March 31, 2019, respectively, compared to the similar period in 2018, primarily due to volume and rate-driven increases in revenues related to our device protection package.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Cost of services	$2,456	$2,215	$241	10.9%
Cost of equipment	5,198	5,309	(111)	(2.1)
Selling, general and administrative expense	4,281	3,899	382	9.8
Depreciation and amortization expense	2,299	2,428	(129)	(5.3)
Total Operating Expenses	$14,234	$13,851	$383	2.8

Cost of Services
Cost of services increased $241 million, or 10.9%, during the three months ended March 31, 2019, compared to the similar period in 2018, primarily due to an increase in rent expense as a result of adding capacity to the network to support demand and a volume-driven increase in costs related to the device protection package offered to our customers, which were partially offset by a decrease in employee related costs.

Cost of Equipment
Cost of equipment decreased $111 million, or 2.1%, during the three months ended March 31, 2019, compared to the similar period in 2018, primarily as a result of declines in the number of devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $382 million, or 9.8%, during the three months ended March 31, 2019, compared to the similar period in 2018, primarily due to increases in advertising costs, sales commission expense and bad debt expense. The increase in sales commission expense is due to a lower net deferral of commission costs in the current year as compared to the prior year, as a result of the adoption of Topic 606 on January 1, 2018 using a modified retrospective approach. The increase was partially offset by a decrease in employee related costs.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $129 million, or 5.3%, during the three months ended March 31, 2019, compared to the similar period in 2018. This decrease was primarily driven by the change in the mix of depreciable assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Segment Operating Income	$8,466	$8,049	$417	5.2%
Add Depreciation and amortization expense	2,299	2,428	(129)	(5.3)
Segment EBITDA	$10,765	$10,477	$288	2.7

Segment operating income margin	37.3%	36.8%
Segment EBITDA margin	47.4%	47.8%

The changes in the table above during the three months ended March 31, 2019, compared to the similar period in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Wireline
Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Consumer Markets	$3,153	$3,150	$3	0.1%
Enterprise Solutions	2,140	2,240	(100)	(4.5)
Partner Solutions	1,075	1,228	(153)	(12.5)
Business Markets	828	871	(43)	(4.9)
Other	68	68	—	—
Total Operating Revenues	$7,264	$7,557	$(293)	(3.9)

Connections (‘000):(1)
Total voice connections	11,453	12,555	(1,102)	(8.8)

Total Broadband connections	6,973	6,966	7	0.1
Fios Internet connections	6,119	5,916	203	3.4
Fios Video connections	4,398	4,597	(199)	(4.3)

(1)	As of end of period

Wireline’s revenues decreased $293 million, or 3.9%, during the three months ended March 31, 2019, compared to the similar period in 2018, primarily due to decreases in traditional voice, network and high-speed Internet (HSI) services as a result of technology substitution and competition as well as decreases in demand for traditional linear video within our customer groups.

Fios revenues were $3.1 billion during the three months ended March 31, 2019, compared to $3.0 billion during the similar period in 2018. For the three months ended March 31, 2019, our Fios Internet subscriber base increased 3.4% and our Fios Video subscriber base decreased 4.3%, compared to the similar period in 2018, reflecting increased demand in higher broadband speeds and the ongoing shift from traditional linear video to over-the-top (OTT) offerings.

Service revenues attributable to voice, Fios Video and HSI services declined during the three months ended March 31, 2019, compared to the similar period in 2018, related to declines of 8.8%, 4.3% and 18.7% in connections, respectively. The decline in voice connections is primarily a result of competition and technology substitution with wireless, competing voice over Internet Protocol (IP) and cable telephony service. The decline in video connections continues to result from the shift in traditional linear video to OTT offerings. The decline in HSI connections was partially offset by an increase in Fios Internet connections driven by the continuing demand for higher speed Internet connectivity.

Consumer Markets
During the first quarter of 2019, Consumer Markets operations provided broadband Internet and video services (including Fios Internet, Fios Video and HSI services) and local and long distance voice services to residential subscribers.

Consumer Markets revenues largely were unchanged during the three months ended March 31, 2019, compared to the similar period in 2018, related to the continued decline of Fios Video, voice and HSI connections, fully offset by increases in Fios Internet revenues due to subscriber growth and higher value customer mix and advertising revenue.

Consumer Fios revenues increased $80 million, or 2.9%, during the three months ended March 31, 2019 compared to a similar period in 2018, which includes advertising revenue earned from Wireless. Fios represented approximately 89% of Consumer Markets revenue during the three months ended March 31, 2019.

Enterprise Solutions
During the first quarter of 2019, Enterprise Solutions provided professional and integrated managed services, delivering solutions for large businesses, including multinational corporations, and federal government customers. Enterprise Solutions offered traditional circuit-based network services, and advanced networking solutions including Private IP, Ethernet, and Software-Defined Wide Area Network, along with our traditional voice services and advanced workforce productivity and customer contact center solutions. Our Enterprise Solutions included security services to manage, monitor, and mitigate cyber-attacks.

Enterprise Solutions revenues decreased $100 million, or 4.5%, during the three months ended March 31, 2019, compared to the similar period in 2018. The decreases during the three months ended March 31, 2019 are primarily due to declines in traditional data and voice communication services as a result of competitive price pressures.

Partner Solutions
During the first quarter of 2019, Partner Solutions provided communications services, including data, voice and local dial tone and broadband services primarily to local, long distance and other carriers that use our facilities to provide services to their customers.

Partner Solutions revenues decreased $153 million, or 12.5%, during the three months ended March 31, 2019, compared to the similar period in 2018. The decreases during the three months ended March 31, 2019 were primarily due to declines in core data and traditional voice services resulting from the effect of technology substitution and continuing contraction of market rates due to competition. Data declines were partially offset by growth in higher bandwidth services.

Business Markets
During the first quarter of 2019, Business Markets offered traditional voice and networking products, Fios services, IP Networking, advanced voice solutions, security, and managed IT services to U.S.-based small and medium businesses, state and local governments, and educational institutions.

Business Markets revenues decreased 4.9%, during the three months ended March 31, 2019, compared to the similar period in 2018. These decreases were primarily due to revenue declines related to the loss of voice services and HSI connections, partially offset by revenue increases related to Fios services.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Cost of services	$4,186	$4,475	$(289)	(6.5)%
Selling, general and administrative expense	1,606	1,479	127	8.6
Depreciation and amortization expense	1,560	1,534	26	1.7
Total Operating Expenses	$7,352	$7,488	$(136)	(1.8)

Cost of Services
Cost of services decreased $289 million, or 6.5%, during the three months ended March 31, 2019, compared to the similar period in 2018, primarily related to a decrease in personnel costs due to a lower headcount and a decrease in access costs due to a reduction of voice connections, which were partially offset by increases in other direct costs.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $127 million, or 8.6%, during the three months ended March 31, 2019, compared to the similar period in 2018. During the three months ended March 31, 2019, Selling, general and administrative expense increased due to a reserve taken related to retirement of long lived assets, which was partially offset by decreased selling related costs due to lower advertising spend. In addition, during the three months ended March 31, 2018, we recognized a one-time gain from insignificant transactions, which further led to a year over year increase in Selling, generative and administrative expense.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 1.7%, during the three months ended March 31, 2019, compared to the similar period in 2018, primarily due to increases in net depreciable assets.

Segment Operating Income (Loss) and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2019	2018	(Decrease)
Segment Operating Income (Loss)	$(88)	$69	$(157)	nm
Add Depreciation and amortization expense	1,560	1,534	26	1.7%
Segment EBITDA	$1,472	$1,603	$(131)	(8.2)

Segment operating income (loss) margin	(1.2)%	0.9%
Segment EBITDA margin	20.3%	21.2%

nm - not meaningful

The changes in the table above during the three months ended March 31, 2019, compared to the similar periods in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
Severance, pension and benefits credits
Other income (expense), net	$(96)	$—
Acquisition and integration related charges
Selling, general and administrative expense	—	105
Depreciation and amortization expense	—	2
Early debt redemption costs
Other income (expense), net	—	249
Total	$(96)	$356

The income and expenses related to special items included in our consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
Within Total Operating Expenses	$—	$107
Within Other income (expense), net	(96)	249
Total	$(96)	$356

Severance, Pension and Benefits Credits
During the three months ended March 31, 2019, we recorded a net pre-tax remeasurement credit of $96 million in our pension plans triggered by the Voluntary Separation Program for select U.S.-based management employees and other headcount reduction initiatives, primarily driven by a $150 million credit due to the difference between our estimated return on assets and our actual return on assets, offset by a $54 million charge due to a change in our discount rate assumption used to determine the current year liabilities of our pension plans. Pension and benefit activity was recorded in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur.

See Note 9 to the condensed consolidated financial statements for additional information related to our 2019 pension and benefits credits.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes the severance, pension and benefits credits described above.

Acquisition and Integration Related Charges
Acquisition and integration related charges recorded during the three months ended March 31, 2018 primarily related to the acquisition of Yahoo’s operating business in June 2017.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes the acquisition and integration related charges described above.

Early Debt Redemption Costs
During the three months ended March 31, 2018, we recorded losses on early debt redemptions of $249 million in connection with the tender offers of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% and maturity dates ranging from 2021 to 2055.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes the early debt redemption costs described above.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018	Change
Cash Flows Provided By (Used In)
Operating activities	$7,081	$6,648	$433
Investing activities	(4,803)	(5,285)	482
Financing activities	(2,657)	(1,316)	(1,341)
Increase (decrease) in cash, cash equivalents and restricted cash	$(379)	$47	$(426)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $433 million during the three months ended March 31, 2019, compared to the similar period in 2018, primarily due to an increase in earnings and a decrease in discretionary contributions to qualified employee benefit plans, partially offset by changes in working capital and severance payments as a result of the Voluntary Separation Program during the three months ended March 31, 2019, compared to the similar period in 2018. We made $300 million and $1.0 billion in discretionary employee benefits contributions during the three months ended March 31, 2019 and 2018, respectively, to our defined benefit pension plan. As a result of the discretionary pension contributions, we expect that there will be no required pension funding until 2024, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan improved as a result of the contributions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, maintain the existing infrastructure and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
Wireless	$2,044	$2,367
Wireline	1,733	1,673
Other	491	512
Capital expenditures	$4,268	$4,552
Total as a percentage of revenue	13.3%	14.3%

Capital expenditures decreased at Wireless during the three months ended March 31, 2019, primarily due to capital efficiencies from our business excellence initiatives. Capital expenditures increased at Wireline during the three months ended March 31, 2019, primarily due to an increase in investments to support multi-use fiber assets, which support the densification of our 4G LTE network and a continued focus on 5G technology deployment. Our investments primarily related to network equipment to support the business.

Acquisitions
During the three months ended March 31, 2019, we completed various acquisitions for an insignificant amount of cash consideration.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2019 and 2018, net cash used in financing activities was $2.7 billion and $1.3 billion, respectively.

During the three months ended March 31, 2019, our net cash used in financing activities of $2.7 billion was primarily driven by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $3.0 billion, cash dividends of $2.5 billion, and repayments of asset-backed long-term borrowings of $813 million. These uses of cash were partially offset by proceeds from long-term borrowings of $2.1 billion and proceeds from asset-backed long-term borrowings of $1.1 billion.

At March 31, 2019, our total debt increased to $113.7 billion, compared to $113.1 billion at December 31, 2018. During the three months ended March 31, 2019 and 2018, our effective interest rate was 4.8% and 4.7% respectively. See Note 6 to the condensed consolidated financial statements for additional information regarding our debt activity.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine for cash or other consideration.

Asset-Backed Debt
Cash collections on the device payment plan agreement receivables collateralizing our asset-backed debt are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included in our condensed consolidated balance sheets.

See Note 6 to the consolidated financial statements for additional information.

Other, net
Other, net financing activities during the three months ended March 31, 2019 includes $600 million in short term uncommitted credit facility borrowing.

Credit Facilities
As of March 31, 2019, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion credit facility insured by Eksportkreditnamnden Stockholm, Sweden, the Swedish export credit agency. As of March 31, 2019, the outstanding balance was $706 million. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases. The facilities have borrowings available, portions of which extend through October 2019 contingent upon the amount of eligible equipment-related purchases that we make. During the three months ended March 31, 2019, we drew $424 million from these facilities. As of March 31, 2019, we had an outstanding balance of $3.1 billion.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.5 billion and $2.4 billion in cash dividends during the three months ended March 31, 2019 and 2018, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at March 31, 2019 totaled $2.3 billion, a $423 million decrease compared to December 31, 2018, primarily as a result of the factors discussed above.

Restricted cash totaled $1.2 billion at both March 31, 2019 and December 31, 2018, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

Free Cash Flow
Free cash flow is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Free cash flow is calculated by subtracting capital expenditures from net cash provided by operating activities. We believe it is a more conservative measure of cash flow since purchases of fixed assets are necessary for ongoing operations. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on finance lease obligations or cash payments for business acquisitions. Therefore, we believe it is important to view free cash flow as a complement to our entire condensed consolidated statements of cash flows.

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018	Change
Net cash provided by operating activities	$7,081	$6,648	$433
Less Capital expenditures (including capitalized software)	4,268	4,552	(284)
Free cash flow	$2,813	$2,096	$717

The increase in free cash flow during the three months ended March 31, 2019, compared to the similar period in 2018, is a reflection of the increase in operating cash flows and decrease in capital expenditures discussed above.

Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies, which may include the use of a variety of derivatives including, but not limited to, cross currency swaps, forward starting interest rate swaps, interest rate swaps, interest rate caps and foreign exchange forwards. We do not hold derivatives for trading purposes.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. Negotiations and executions of new ISDA master agreements and CSA agreements with our counterparties continued throughout 2018 and 2019. The newly executed CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At March 31, 2019 we posted an insignificant amount of collateral and approximately $83 million of collateral at December 31, 2018 related to derivative contracts under collateral exchange arrangements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 8 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2019, approximately 79% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $258 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2019, the fair value of the asset and liability of these contracts were $100 million and $361 million, respectively. At December 31, 2018, the fair value of the asset and liability of these contracts were insignificant and $813 million, respectively. At March 31, 2019 and December 31, 2018, the total notional amount of the interest rate swaps was $19.1 billion and $19.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At March 31, 2019, the fair value of the liability of these contracts was $242 million. At December 31, 2018, the fair value of the liability of these contracts was $60 million. At March 31, 2019 and December 31, 2018, the total notional amount of the forward starting interest rate swaps was $3.0 billion and $4.0 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. The fair value of the asset and liability of these contracts were insignificant at both March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, the total notional value of these contracts was $1.6 billion and $2.2 billion, respectively.

Foreign Currency Translation
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At March 31, 2019, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $215 million at March 31, 2019 and $220 million at December 31, 2018. At March 31, 2019 and December 31, 2018, the fair value of the liability of these contracts was $519 million and $536 million, respectively. The total notional amount of the cross currency swaps was $16.6 billion at both March 31, 2019 and December 31, 2018.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At March 31, 2019, the fair value of the liability of these contracts was insignificant. At March 31, 2019 and December 31, 2018, the total notional amount of the foreign exchange forwards was $1.0 billion and $600 million, respectively.

Acquisitions and Divestitures
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

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item I. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Recently Issued Accounting Standards
See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of March 31, 2019.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2019.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. We have completed the implementation of internal controls in connection with the new lease accounting standard, which we adopted effective January 1, 2019. In addition, we modified certain internal controls in connection with the new segment reporting structure, which was effective as of April 1, 2019. Other than the above-noted changes, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 12 to the condensed consolidated financial statements for additional information regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2019. At March 31, 2019, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Verizon Communications Inc. Short-Term Incentive Plan.

10b	Form of 2019 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10c	Form of 2019 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 26, 2019	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

10a	Verizon Communications Inc. Short-Term Incentive Plan.

10b	Form of 2019 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10c	Form of 2019 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.