Form 10-Q
period 2019-06-30
VERIZON COMMUNICATIONS INC
filed 2019-08-08
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
2.375% Notes due 2022	VZ22A	New York Stock Exchange
0.500% Notes due 2022	VZ22B	New York Stock Exchange
1.625% Notes due 2024	VZ24B	New York Stock Exchange
4.073% Notes due 2024	VZ24C	New York Stock Exchange
0.875% Notes due 2025	VZ25	New York Stock Exchange
3.25% Notes due 2026	VZ26	New York Stock Exchange
1.375% Notes due 2026	VZ26B	New York Stock Exchange
0.875% Notes due 2027	VZ27E	New York Stock Exchange
1.375% Notes due 2028	VZ28	New York Stock Exchange
1.875% Notes due 2029	VZ29B	New York Stock Exchange
1.250% Notes due 2030	VZ30	New York Stock Exchange
2.625% Notes due 2031	VZ31	New York Stock Exchange
2.500% Notes due 2031	VZ31A	New York Stock Exchange
4.75% Notes due 2034	VZ34	New York Stock Exchange
3.125% Notes due 2035	VZ35	New York Stock Exchange
3.375% Notes due 2036	VZ36A	New York Stock Exchange
2.875% Notes due 2038	VZ38B	New York Stock Exchange

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

At June 30, 2019, 4,135,764,809 shares of the registrant’s common stock were outstanding, after deducting 155,668,837 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2019	2018	2019	2018

Operating Revenues
Service revenues and other	$27,351	$27,159	$54,548	$53,891
Wireless equipment revenues	4,720	5,044	9,651	10,084
Total Operating Revenues	32,071	32,203	64,199	63,975

Operating Expenses
Cost of services (exclusive of items shown below)	7,702	8,234	15,494	16,180
Cost of wireless equipment	5,019	5,397	10,217	10,706
Selling, general and administrative expense	7,268	7,605	14,466	14,449
Depreciation and amortization expense	4,232	4,350	8,463	8,674
Total Operating Expenses	24,221	25,586	48,640	50,009

Operating Income	7,850	6,617	15,559	13,966
Equity in losses of unconsolidated businesses	(13)	(228)	(19)	(247)
Other income (expense), net	(1,312)	360	(1,017)	285
Interest expense	(1,215)	(1,222)	(2,425)	(2,423)
Income Before Provision For Income Taxes	5,310	5,527	12,098	11,581
Provision for income taxes	(1,236)	(1,281)	(2,864)	(2,669)
Net Income	$4,074	$4,246	$9,234	$8,912

Net income attributable to noncontrolling interests	$130	$126	$258	$247
Net income attributable to Verizon	3,944	4,120	8,976	8,665
Net Income	$4,074	$4,246	$9,234	$8,912

Basic Earnings Per Common Share
Net income attributable to Verizon	$0.95	$1.00	$2.17	$2.10
Weighted-average shares outstanding (in millions)	4,138	4,135	4,138	4,120

Diluted Earnings Per Common Share
Net income attributable to Verizon	$0.95	$1.00	$2.17	$2.10
Weighted-average shares outstanding (in millions)	4,139	4,139	4,140	4,123
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2019	2018	2019	2018

Net Income	$4,074	$4,246	$9,234	$8,912
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $3, $13, $(2) and $6	(67)	(176)	(43)	(83)
Unrealized gain (loss) on cash flow hedges, net of tax of $193, $55, $198 and $(125)	(537)	(152)	(550)	349
Unrealized gain (loss) on marketable securities, net of tax of $0, $0, $(2) and $1	4	1	8	(4)
Defined benefit pension and postretirement plans, net of tax of $56, $58, $112 and $118	(169)	(173)	(338)	(346)
Other comprehensive loss attributable to Verizon	(769)	(500)	(923)	(84)
Total Comprehensive Income	$3,305	$3,746	$8,311	$8,828

Comprehensive income attributable to noncontrolling interests	$130	$126	$258	$247
Comprehensive income attributable to Verizon	3,175	3,620	8,053	8,581
Total Comprehensive Income	$3,305	$3,746	$8,311	$8,828
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2019	2018

Assets
Current assets
Cash and cash equivalents	$1,949	$2,745
Accounts receivable, net of allowances of $745 and $765	24,926	25,102
Inventories	1,167	1,336
Prepaid expenses and other	5,266	5,453
Total current assets	33,308	34,636

Property, plant and equipment	257,395	252,835
Less accumulated depreciation	169,577	163,549
Property, plant and equipment, net	87,818	89,286

Investments in unconsolidated businesses	650	671
Wireless licenses	94,333	94,130
Goodwill	24,632	24,614
Other intangible assets, net	9,474	9,775
Operating lease right-of-use assets	22,467	—
Other assets	10,426	11,717
Total assets	$283,108	$264,829

Liabilities and Equity
Current liabilities
Debt maturing within one year	$8,773	$7,190
Accounts payable and accrued liabilities	17,633	22,501
Current operating lease liabilities	3,154	—
Other current liabilities	8,654	8,239
Total current liabilities	38,214	37,930

Long-term debt	104,598	105,873
Employee benefit obligations	18,040	18,599
Deferred income taxes	34,225	33,795
Non-current operating lease liabilities	18,254	—
Other liabilities	11,830	13,922
Total long-term liabilities	186,947	172,189

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 issued in each period)	429	429
Additional paid in capital	13,419	13,437
Retained earnings	47,945	43,542
Accumulated other comprehensive income	1,447	2,370
Common stock in treasury, at cost (155,668,837 and 159,400,267 shares outstanding)	(6,823)	(6,986)
Deferred compensation – employee stock ownership plans and other	165	353
Noncontrolling interests	1,365	1,565
Total equity	57,947	54,710
Total liabilities and equity	$283,108	$264,829
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2019	2018

Cash Flows from Operating Activities
Net Income	$9,234	$8,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,463	8,674
Employee retirement benefits	(294)	(300)
Deferred income taxes	588	1,354
Provision for uncollectible accounts	738	462
Equity in losses of unconsolidated businesses, net of dividends received	50	268
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(4,593)	(1,538)
Discretionary employee benefits contributions	(300)	(1,679)
Other, net	1,950	280
Net cash provided by operating activities	15,836	16,433

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,967)	(7,838)
Acquisitions of businesses, net of cash acquired	(28)	(38)
Acquisitions of wireless licenses	(199)	(1,155)
Other, net	(395)	303
Net cash used in investing activities	(8,589)	(8,728)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	6,237	4,584
Proceeds from asset-backed long-term borrowings	3,982	1,716
Repayments of long-term borrowings and finance lease obligations	(9,630)	(6,568)
Repayments of asset-backed long-term borrowings	(2,817)	(2,000)
Dividends paid	(4,981)	(4,845)
Other, net	(834)	(752)
Net cash used in financing activities	(8,043)	(7,865)

Decrease in cash, cash equivalents and restricted cash	(796)	(160)
Cash, cash equivalents and restricted cash, beginning of period	3,916	2,888
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,120	$2,728
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited) Verizon Communications Inc. and Subsidiaries

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements of Verizon Communications Inc. (Verizon or the Company) included in our Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

In November 2018, we announced a strategic reorganization of our business. Under the new structure, effective April 1, 2019, there are two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business). In conjunction with the new reporting structure, we recast our segment disclosures for all periods presented.

Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon Wireless brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network under the Fios brand and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment’s wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

Our Business segment provides wireless and wireline communications services and products, video and data services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world.

Basis of Presentation
We have reclassified certain prior year amounts to conform to the current year presentation, including impacts for changes in our reportable segments.

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for both the three and six months ended June 30, 2019. There were a total of approximately 4 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for both the three and six months ended June 30, 2018.

Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and includes amounts held in money market funds.

Cash collections on the device payment plan agreement receivables collateralizing asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Cash, cash equivalents and restricted cash are included in the following line items on the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2019	2018
Cash and cash equivalents	$1,949	$2,745	$(796)
Restricted cash:
Prepaid expenses and other	1,055	1,047	8
Other assets	116	124	(8)
Cash, cash equivalents and restricted cash	$3,120	$3,916	$(796)

Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually in the fourth quarter or more frequently if impairment indicators are present. We transitioned into our new segment reporting structure effective April 1, 2019, which resulted in certain changes to our operating segments and reporting units. Upon the date of reorganization, the goodwill of our historical Wireless reporting unit, historical Wireline reporting unit and historical Verizon Connect reporting unit were reallocated to our new Consumer and Business reporting units using a relative fair value approach.

We performed an impairment assessment of the impacted reporting units, specifically our historical Wireless, historical Wireline and historical Connect reporting units on March 31, 2019, immediately before our strategic reorganization became effective. Our impairment assessments indicated that the fair value for each of our historical Wireless, historical Wireline and historical Connect reporting units exceeded their respective carrying value, and therefore did not result in a goodwill impairment. We then performed an impairment assessment for our Consumer and Business reporting units on April 1, 2019, immediately following our strategic reorganization. Our impairment assessments indicated that the fair value for each of our Consumer and Business reporting units exceeded their respective carrying values and therefore, did not result in a goodwill impairment. Our Media reporting unit was not impacted by the strategic reorganization and there was no indicator of impairment.

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

We elected the package of practical expedients permitted under the transition guidance within the new standard. Accordingly, we have adopted these practical expedients and did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; or (3) capitalization of initial direct costs for an expired or existing lease. In addition, we have elected the land easement transition practical expedient, and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.

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
ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326)

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
1/1/2020
We are currently evaluating the impacts that this standard update will have on our various financial assets, which we expect to include, but are not limited to, our device payment plan agreement receivables, service receivables and contract assets.

We have established a cross-functional coordinated team to implement the standard update. We are in the process of determining the potential impacts to our processes, including allowance estimation models, and internal controls in order to meet the standard update's accounting and reporting requirements.

Note 2. Revenues and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. Revenue is disaggregated by products and services within Consumer, and customer groups (Global Enterprise, Small and Medium Business, Public Sector and Other, and Wholesale) within Business. See Note 11 for additional information on revenue by segment.

Corporate and other includes the results of our media business, Verizon Media Group (Verizon Media), which operated under the "Oath" brand until January 2019, and other businesses. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.8 billion and $3.6 billion, during the three and six months ended June 30, 2019, respectively. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.9 billion and $3.8 billion during the three and six months ended June 30, 2018, respectively.

We also earn revenues, that are not accounted for under Topic 606, from leasing arrangements (such as towers), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within Topic 842, we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and six months ended June 30, 2019, revenues from arrangements that were not accounted for under Topic 606 were approximately $797 million and $1.6 billion, respectively. During the three and six months ended June 30, 2018, revenues from arrangements that were not accounted for under Topic 606 were approximately $1.1 billion and $2.3 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. Upon adoption, we elected to apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At June 30, 2019, month-to-month service contracts represented approximately 87% of our wireless postpaid contracts and approximately 57% of our wireline Consumer and Small and Medium Business contracts, compared to June 30, 2018, for which month-to-month service contracts represented approximately 83% of our wireless postpaid contracts and 56% of our wireline Consumer and Small and Medium Business contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms ranging from greater than one month to up to two years (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to our fixed-term plans.

Our Consumer group customers also include other telecommunications companies who utilize Verizon's networks to resell wireless service to their respective end customers. Reseller arrangements generally include a stated contract term, which typically extends longer than two years. These arrangements generally include an annual minimum revenue commitment over the term of the contract for which revenues will be recognized in future periods.

Consumer customer contracts for wireline services generally have a service term of two years; however, this term may be shorter than twelve months or may be month-to-month. Certain contracts with Business customers for wireline services extend into future periods, contain fixed monthly fees and usage-based fees, and can include annual commitments in each year of the contract or commitments over the entire specified contract term; however, a significant number of contracts for wireline services with our Business customers have a contract term that is twelve months or less.

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately five years ending in June 2024 and have aggregate contract minimum payments totaling $3.9 billion.

At June 30, 2019, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for 2019, 2020 and thereafter was $10.8 billion, $14.7 billion and $5.9 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

Contract assets primarily relate to our rights to consideration for goods or services provided to customers but for which we do not have an unconditional right at the reporting date. Under a fixed-term plan, total contract revenue is allocated between wireless service and equipment revenues. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer when the performance obligation related to the transfer of control of the equipment is satisfied. The contract asset is reclassified to accounts receivable as wireless services are provided and billed. We have the right to bill the customer as service is provided over time, which results in our right to the payment being unconditional. The contract asset balances are presented in our consolidated balance sheet as Prepaid expenses and other and Other assets. We assess our contract assets for impairment on a quarterly basis and will recognize an impairment charge to the extent their carrying amount is not recoverable.

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

The following table presents information about receivables from contracts with customers:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2019	2019	2018	2018
Receivables(1)	$12,173	$12,104	$11,412	$12,073
Device payment plan agreement receivables(2)	10,053	8,940	5,258	1,461

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

The following table presents information about contract balances:

	At June 30,	At January 1,	At June 30,	At January 1,
	2019	2019	2018	2018
Contract asset	$1,059	$1,003	$1,059	$1,170
Contract liability (1)	4,946	4,943	4,652	4,452

(1) Revenue recognized related to contract liabilities existing at January 1, 2019 and January 1, 2018 were $194 million and $3.9 billion, for the three and six months ended June 30, 2019, respectively, and $327 million and $3.8 billion, for the three and six months ended June 30, 2018.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheet were as follows:

	At June 30,	At December 31,
(dollars in millions)	2019	2018
Assets
Prepaid expenses and other	$812	$757
Other assets	247	246
Total	$1,059	$1,003

Liabilities
Other current liabilities	$4,323	$4,207
Other liabilities	623	736
Total	$4,946	$4,943

Contract Costs
Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which are then amortized to expense over the respective periods of expected benefit. We recognize an asset for incremental commission expenses paid to internal and external sales personnel and agents in conjunction with obtaining customer contracts. We only defer these costs when we have determined the commissions are incremental costs that would not have been incurred absent the customer contract and are expected to be recoverable. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Costs to obtain wireless contracts are amortized over both of our Consumer and Business customers' estimated device upgrade cycles, as such costs are typically incurred each time a customer upgrades. Costs to obtain wireline contracts are amortized as expense over the estimated customer relationship period for our Consumer customers. Incremental costs to obtain wireline contracts for our Business customers are insignificant.

We also defer costs incurred to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed as we satisfy our performance obligations and recorded in Cost of services. These costs principally relate to direct costs that enhance our wireline business resources, such as costs incurred to install circuits. Costs to obtain contracts are recorded in Selling, general and administrative expense.

We determine the amortization periods for our costs incurred to obtain or fulfill a customer contract at a portfolio level due to the similarities within these customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as Deferred contract costs, and amortized over a two- to five-year period. Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively.

The balances of Deferred contract costs included in our condensed consolidated balance sheet were as follows:

	At June 30,	At December 31,
(dollars in millions)	2019	2018
Assets
Prepaid expenses and other	$2,352	$2,083
Other assets	1,774	1,812
Total	$4,126	$3,895

For the three and six months ended June 30, 2019, we recognized expense of $639 million and $1.3 billion, respectively, associated with the amortization of Deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2018, we recognized expense of $471 million and $877 million, respectively, associated with the amortization of Deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our Deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and six months ended June 30, 2019 or June 30, 2018.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In 2019, the Federal Communications Commission (FCC) completed two millimeter wave spectrum license auctions. Verizon participated in these auctions and was the high bidder on 9 and 1,066 licenses, respectively, in the 24 Gigahertz (GHz) and 28 GHz bands. We submitted an application to the FCC and paid cash of approximately $521 million for the licenses that will be issued. The deposits related to these spectrum licenses are classified within Other assets in our condensed consolidated balance sheets as of June 30, 2019.

During both the three and six months ended June 30, 2019, we entered into and completed various other wireless license transactions for an insignificant amount of cash consideration.

Other
During both the three and six months ended June 30, 2019, we completed various other acquisitions for an insignificant amount of cash consideration.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	At June 30,	At December 31,
(dollars in millions)	2019	2018
Wireless licenses	$94,333	$94,130

At June 30, 2019 and 2018, approximately $6.6 billion and $11.5 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $168 million and $269 million of capitalized interest on wireless licenses for the six months ended June 30, 2019 and 2018, respectively.

The average remaining renewal period of our wireless licenses portfolio was 4.3 years as of June 30, 2019.

Goodwill
The Company transitioned into our new reporting structure as of April 1, 2019. The table below shows the reallocation of goodwill from our historical reporting structure to our current reporting structure.

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Wireless	Wireline	Other	Total
Balance at January 1, 2019 (1)	$—	$—	$18,397	$3,871	$2,346	$24,614
Acquisitions	—	—	—	20	—	20
Reclassifications, adjustments and other	—	—	—	1	—	1
Balance at March 31, 2019	—	—	18,397	3,892	2,346	24,635
Reporting Unit reallocation (2)	17,104	7,269	(18,397)	(3,892)	(2,084)	—
Balance at April 1, 2019	17,104	7,269	—	—	262	24,635
Acquisitions	—	1	—	—	—	1
Reclassifications, adjustments and other	—	(4)	—	—	—	(4)
Balance at June 30, 2019	$17,104	$7,266	$—	$—	$262	$24,632

(1) Goodwill is net of accumulated impairment charge of $4.6 billion, related to our Media reporting unit (included within Other in the table above), which was recorded in the fourth quarter of 2018.
(2) Represents the reallocation of goodwill as a result of the Company reorganizing its segments as described in Note 1.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net:

	At June 30, 2019			At December 31, 2018
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$3,948	$(1,299)	$2,649	$3,951	$(1,121)	$2,830
Non-network internal-use software (3 to 7 years)	19,354	(13,589)	5,765	18,603	(12,785)	5,818
Other (2 to 25 years)	1,985	(925)	1,060	1,988	(861)	1,127
Total	$25,287	$(15,813)	$9,474	$24,542	$(14,767)	$9,775

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2019	$569	$1,124
2018	557	1,091

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2019	$1,086
2020	1,903
2021	1,610
2022	1,335
2023	1,049
2024	795

Note 5. Leasing Arrangements
We enter into various lease arrangements for network equipment including towers, distributed antenna systems, small cells, real estate and connectivity mediums including dark fiber, equipment leases, and other various types of assets for use in our operations. Our leases have remaining lease terms ranging from 1 year to 24 years, some of which include options that we can elect to extend the leases term for up to 25 years, and some of which include options to terminate the leases. For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease or terminate the lease. Therefore, as of the lease commencement date, our lease terms generally do not include these options. We include options to extend the lease when it is reasonably certain that we will exercise that option.

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

The components of net lease cost were as follows:

		Three Months Ended	Six Months Ended
		June 30,	June 30,
(dollars in millions)	Classification	2019	2019
Operating lease cost (1)	Cost of services Selling, general and administrative expense	$1,178	$2,348
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	82	168
Interest on lease liabilities	Interest expense	10	19
Short-term lease cost (1)	Cost of services Selling, general and administrative expense	8	24
Variable lease cost (1)	Cost of services Selling, general and administrative expense	51	108
Sublease income	Service revenues and other	(67)	(134)
Total net lease cost		$1,262	$2,533
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

Supplemental disclosure for the statement of cash flows related to operating and finance leases were as follows:

Six Months Ended
June 30,
(dollars in millions)	2019
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(2,089)
Operating cash flows for finance leases	(19)
Cash Flows from Financing Activities
Financing cash flows for finance leases	(178)
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	1,300
Right-of-use assets obtained in exchange for new finance lease liabilities	221

Supplemental disclosures for the balance sheet related to finance leases were as follows:

At June 30,
(dollars in millions)	2019
Assets
Property, plant and equipment, net	$823

Liabilities
Debt maturing within one year	$321
Long-term debt	627
Total Finance lease liabilities	$948

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At June 30,
2019
Weighted-average remaining lease term (years)
Operating Leases	9
Finance Leases	4
Weighted-average discount rate
Operating Leases	4.1%
Finance Leases	4.0%

The Company's maturity analysis of operating and finance lease liabilities as of June 30, 2019 were as follows:

(dollars in millions)	Operating Leases	Finance Leases
Remainder of 2019	$1,996	$178
2020	3,840	291
2021	3,460	198
2022	3,067	137
2023	2,713	88
Thereafter	11,094	144
Total lease payments	26,170	1,036
Less interest	(4,762)	(88)
Present value of lease liabilities	21,408	948
Less current obligation	(3,154)	(321)
Long-term obligation at June 30, 2019	$18,254	$627

As of June 30, 2019, we have contractually obligated lease payments amounting to $477 million for an office facility operating lease that has not yet commenced. We have legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. We have certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Real Estate Transaction
On July 23, 2019, Verizon completed a sale-leaseback transaction for buildings and real estate. We received total gross proceeds of $1.0 billion. We lease backed a portion of the buildings and real estate sold and accounted for it as an operating lease. The term of the leaseback is for two years with four options to renew for an additional three months each.

Note 6. Debt

Significant Debt Transactions
The following table shows the transactions that occurred during the six months ended June 30, 2019.

February Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Verizon 1.750% - 5.150% notes and floating rate notes, due 2021 - 2025	$3,892	$—
GTE LLC 8.750% debentures, due 2021	21	—
Verizon 4.016% notes due 2029 (1)	—	4,000
Total	$3,913	$4,000
(1) Total exchange amount issued in consideration does not include an insignificant amount of cash used to settle.

May Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration (1)
Verizon 5.012% notes due 2054	$3,192	$3,626
Verizon 4.672% notes due 2055	1,308	1,404
Total	$4,500	$5,030
(1) In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase.

Debt Redemptions, Repurchases and Repayments

(dollars in millions)	Principal Redeemed / Repaid	Amount Paid as % of Principal (1)
March 2019
Verizon 5.900% notes due 2054	$500	100.000%
Verizon 1.375% notes due 2019	206	100.000%
Verizon 1.750% notes due 2021	621	100.000%
Verizon 3.000% notes due 2021	930	101.061%
Verizon 3.500% notes due 2021	315	102.180%
Open market repurchases of various Verizon notes	163	Various
March 2019 total	2,735

June 2019
Verizon 2.625% notes due 2020	831	100.037%
Verizon 3.500% notes due 2021	736	102.238%
Verizon floating rate (LIBOR + 0.770%) notes due 2019	229	100.000%
June 2019 total	1,796
Total	$4,531
(1) Percentages represent price paid to redeem, repurchase and repay.

Debt Issuances

(amounts in millions)	Principal Amount Issued	Net Proceeds (1)
March 2019
Verizon 3.875% notes due 2029 (2)	$1,000	$994
Verizon 5.000% notes due 2051	510	506
March 2019 total	$1,510	$1,500

June 2019
Verizon 0.875% notes due 2027	€1,250	1,391
Verizon 1.250% notes due 2030	€1,250	1,385
Verizon 2.500% notes due 2031	£500	647
June 2019 total		3,423
Total		$4,923
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

Short-Term Borrowing and Commercial Paper Program
During the three months ended June 30, 2019, we repaid $600 million in aggregate from the short term credit facility and there was no outstanding balance as of June 30, 2019.

As of June 30, 2019, we had $200 million of commercial paper outstanding.

Asset-Backed Debt
As of June 30, 2019, the carrying value of our asset-backed debt was $11.3 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco) and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the six months ended June 30, 2019, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %		Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
March 2019
A-1a Senior class notes	2.930		2.50	$900
A-1b Senior floating rate class notes	LIBOR + 0.330	(1)	2.50	100
B Junior class notes	3.020		3.22	69
C Junior class notes	3.220		3.40	53
March 2019 total				1,122

June 2019
A-1a Senior class notes	2.330		2.52	855
A-1b Senior floating rate class notes	LIBOR + 0.450	(1)	2.52	145
B Junior class notes	2.400		3.28	69
C Junior class notes	2.600		3.47	53
June 2019 total				1,122
Total				$2,244
(1) The one-month London Interbank Offered Rate (LIBOR) rate at June 30, 2019 was 2.398%.

Under the terms of each series of ABS Notes, there is a two year revolving period during which we may transfer additional receivables to the ABS Entity. In April 2019, the two year revolving period of the ABS Notes issued in March 2017 ended and we began to repay principal on the 2017-1 Class A senior ABS Notes. During the three and six months ended June 30, 2019, we made aggregate principal repayments of $794 million and $1.4 billion, respectively, for all ABS Notes.

ABS Financing Facilities
In May 2018, we entered into an ABS financing facility with a number of financial institutions (2018 ABS Financing Facility). One loan agreement was entered into in connection with the 2018 ABS financing facility. During the three months ended June 30, 2019, the remaining $540 million outstanding under the loan agreement was prepaid, and the loan agreement was terminated.

In September 2016, we entered into an ABS Financing Facility with a number of financial institutions, which was amended and restated in May 2019 (2019 ABS Financing Facility). Under the terms of the 2019 ABS Financing Facility, the financial institutions made advances under asset-backed loans backed by device payment plan agreement receivables of both consumer and business customers. Two loan agreements were entered into in connection with the 2019 ABS Financing Facility in September 2016 and May 2017 and a third was entered into in May 2019. The 2016 and 2017 loan agreements had a final maturity date in March 2021 and bore interest at a floating rate. The two year revolving period of the two loan agreements ended in September 2018. The 2019 loan agreement has a final maturity date in May 2023 and bears interest at floating rates. There is a one year revolving period until May 2020, which may be extended with the approval of the financial institutions. Under all of the loan agreements, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. During the three months ended June 30, 2019, we paid off both the 2016 and 2017 loans for an aggregate of $671 million primarily with proceeds from the 2019 loan agreement. As of June 30, 2019, there was an outstanding balance under the 2019 ABS Financing Facility of $1.8 billion. In August 2019, we prepaid $1.5 billion of the loan made in May 2019 under the 2019 ABS Financing Facility.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2019	2018
Assets
Account receivable, net	$10,095	$8,861
Prepaid expenses and other	1,020	989
Other assets	3,353	2,725

Liabilities
Accounts payable and accrued liabilities	11	7
Short-term portion of long-term debt	4,477	5,352
Long-term debt	6,775	4,724

See Note 7 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities
As of June 30, 2019, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion credit facility insured by Eksportkreditnamnden, an export credit agency with a maturity date of December 2024. As of June 30, 2019, the outstanding balance was $647 million. We used this credit facility to finance network equipment-related purchases. In July 2017, we entered into credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases with maturity dates ranging from July 2022 to May 2027. The facilities have multiple borrowings available, portions of which extend through October 2019, contingent upon the amount of eligible equipment-related purchases that we make. During the three and six months ended June 30, 2019, we drew down $450 million and $874 million, respectively, from these facilities. During the six months ended June 30, 2018, we drew down $1.7 billion from these facilities. As of June 30, 2019, we had an outstanding balance of $3.5 billion.

Non-Cash Transaction
During the six months ended June 30, 2019 and 2018, we financed, primarily through vendor financing arrangements, the purchase of approximately $221 million and $862 million respectively, of long-lived assets consisting primarily of network equipment. At both June 30, 2019 and 2018, $1.0 billion and $1.4 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Early Debt Redemptions
During both the three and six months ended June 30, 2019, we recorded losses on early debt redemptions of $1.5 billion related to the May tender offers and other insignificant transactions, which were recorded in Other income (expense), net in our condensed consolidated statements of income.

During the six months ended June 30, 2018, we recorded losses on early debt redemptions of $249 million related to the 2018 March tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% and maturity dates ranging from 2021 to 2055, which were recorded in Other income (expense), net in our condensed consolidated statements of income.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2019, $796 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2019, $423 million aggregate principal amount of these obligations remained outstanding.

Note 7. Wireless Device Payment Plans
Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. As of January 2017, we no longer offer Consumer customers new fixed-term, subsidized service plans for phones; however, we continue to offer subsidized plans to our Business customers. We also continue to service existing plans for customers who have not yet purchased and activated devices under the Verizon device payment program.

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2019	2018
Device payment plan agreement receivables, gross	$18,327	$19,313
Unamortized imputed interest	(455)	(546)
Device payment plan agreement receivables, net of unamortized imputed interest	17,872	18,767
Allowance for credit losses	(487)	(597)
Device payment plan agreement receivables, net	$17,385	$18,170

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,486	$12,624
Other assets	4,899	5,546
Device payment plan agreement receivables, net	$17,385	$18,170

Included in our device payment plan agreement receivables, net at June 30, 2019 and December 31, 2018, are net device payment plan agreement receivables of $13.4 billion and $11.5 billion, respectively, that have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 6 for additional information. We believe the carrying value of our installment loans receivables approximate their fair value using a Level 3 expected cash flow model.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At June 30, 2019 and December 31, 2018 the amount of trade-in liability was $60 million and $64 million, respectively.

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

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

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

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

	At June 30,	At December 31,
(dollars in millions)	2019	2018
Unbilled	$17,042	$18,043
Billed:
Current	1,028	986
Past due	257	284
Device payment plan agreement receivables, gross	$18,327	$19,313

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2019	2018
Balance at January 1,	$597	$848
Bad debt expense	401	237
Write-offs	(511)	(331)
Balance at June 30,	$487	$754

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$434	$—	$434
Interest rate swaps	—	529	—	529
Cross currency swaps	—	170	—	170
Interest rate caps	—	2	—	2
Foreign exchange forwards	—	5	—	5
Total	$—	$1,140	$—	$1,140

Liabilities:
Other liabilities:
Interest rate swaps	$—	$189	$—	$189
Cross currency swaps	—	814	—	814
Forward starting interest rate swaps	—	536	—	536
Interest rate caps	—	1	—	1
Total	$—	$1,540	$—	$1,540

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$405	$—	$405
Interest rate swaps	—	3	—	3
Cross currency swaps	—	220	—	220
Interest rate caps	—	14	—	14
Total	$—	$642	$—	$642

Liabilities:
Other liabilities:
Interest rate swaps	$—	$813	$—	$813
Cross currency swaps	—	536	—	536
Forward starting interest rate swaps	—	60	—	60
Interest rate caps	—	4	—	4
Total	$—	$1,413	$—	$1,413

(1)	Quoted prices in active markets for identical assets or liabilities

(2)	Observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	Unobservable pricing inputs in the market

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the carrying amount of our investments without readily determinable fair values were $289 million and $248 million, respectively. During the three and six months ended June 30, 2019, there were insignificant adjustments due to observable price changes and there were no impairment charges. Cumulative adjustments due to observable price changes and impairment charges were $58 million and insignificant, respectively.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019 and 2018.

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

	At June 30,		At December 31,
	2019		2018
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding finance leases	$112,424	$129,342	$112,159	$118,535

Derivative Instruments
The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
(dollars in millions)	2019	2018
Interest rate swaps	$19,084	$19,813
Cross currency swaps	20,091	16,638
Forward starting interest rate swaps	3,000	4,000
Interest rate caps	1,292	2,218
Foreign exchange forwards	1,035	600

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

During the six months ended June 30, 2019, we entered into interest rate swaps with a total notional value of $510 million and settled interest rate swaps with a total notional value of $1.2 billion.

The ineffective portions of these interest rate swaps for the three and six months ended June 30, 2019 were insignificant and $60 million, respectively, and insignificant for the similar periods in 2018.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At June 30,	At December 31,
(dollars in millions)	2019	2018
Carrying amount of hedged liabilities	$19,341	$18,903
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	373	(785)

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three and six months ended June 30, 2019, we entered into cross currency swaps with a total notional value of $3.5 billion. During the three and six months ended June 30, 2019, pre-tax losses of $340 million and $328 million, respectively, were recognized in Other comprehensive income (loss). During the three and six months ended June 30, 2018, a pre-tax loss of $1.1 billion and an insignificant pretax gain, respectively, were recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions.

During the three and six months ended June 30, 2019, we did not enter into any new forward starting interest rate swaps. During the three months ended June 30, 2019, we did not settle any forward starting interest rate swaps and for the six months ended June 30, 2019, we settled swaps with a total notional value of $1.0 billion. During the three and six months ended June 30, 2019, pre-tax losses of $293 million and $497 million, respectively, were recognized in Other comprehensive income (loss).

We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt as a net investment hedge was €750 million as of both June 30, 2019 and December 31, 2018.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. During the three and six months ended June 30, 2019 and 2018, we recognized an insignificant amount in Interest expense.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. During the three and six months ended June 30, 2019, we entered into foreign exchange forwards with a total notional value of $3.1 billion and $6.1 billion, respectively, and settled foreign exchange forwards with a total notional value of $3.0 billion and $5.6 billion, respectively. During the three and six months ended June 30, 2019, we recognized an insignificant amount in Other income (expense), net.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. Negotiations and executions of new ISDA master agreements and CSA agreements with our counterparties continued throughout 2018 and 2019. The newly executed CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At June 30, 2019 we held approximately $0.1 billion and at December 31, 2018 we posted approximately $0.1 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2019	2018	2019	2018
Service cost - Cost of services	$50	$59	$19	$26
Service cost - Selling, general and administrative expense	12	14	5	6
Service cost	$62	$73	$24	$32

Amortization of prior service cost (credit)	$16	$10	$(243)	$(244)
Expected return on plan assets	(282)	(329)	(10)	(11)
Interest cost	176	166	158	154
Other components	$(90)	$(153)	$(95)	$(101)

Total	$(28)	$(80)	$(71)	$(69)

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2019	2018	2019	2018
Service cost - Cost of services	$100	$117	$39	$52
Service cost - Selling, general and administrative expense	23	28	9	12
Service cost	$123	$145	$48	$64

Amortization of prior service cost (credit)	$31	$20	$(486)	$(488)
Expected return on plan assets	(564)	(658)	(19)	(22)
Interest cost	354	332	315	307
Remeasurement gain, net	(96)	—	—	—
Other components	$(275)	$(306)	$(190)	$(203)

Total	$(152)	$(161)	$(142)	$(139)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

2018 Voluntary Separation Program
In September 2018, we announced a Voluntary Separation Program for select U.S.-based management employees. Approximately 10,400 eligible employees separated from the Company under this program as of the end of June 2019. The severance benefits payments to these employees are expected to be substantially completed by the end of September 2019.

Severance Payments
During the three and six months ended June 30, 2019, we paid severance benefits of $643 million and $1.5 billion, respectively. During both the three and six month ended June 30, 2019, we recorded net pre-tax severance charges of an insignificant amount. At June 30, 2019, we had a remaining severance liability of $765 million, a portion of which includes future contractual payments to employees separated as a result of the Voluntary Separation Program.

Employer Contributions
During the six months ended June 30, 2019, we made a discretionary contribution of $300 million to our qualified pension plans. As a result of the $300 million and $1.0 billion discretionary pension contributions during the six months ended June 30, 2019 and 2018, respectively, we do not expect mandatory pension funding through December 31, 2019. There was no contribution made to our nonqualified pension plans during the three and six months ended June 30, 2019. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2019.

Remeasurement gain, net
During the six months ended June 30, 2019, we recorded a net pre-tax remeasurement gain of $96 million in our pension plans triggered by the Voluntary Separation Program for select U.S.-based management employees and other headcount reduction initiatives, primarily driven by a $150 million credit due to the difference between our estimated return on assets and our actual return on assets, offset by a $54 million charge due to a change in our discount rate assumption used to determine the current year liabilities of our pension plans.

Note 10. Equity and Accumulated Other Comprehensive Income
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended June 30,	2019		2018
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,422	$429
Common shares issued	—	—	12	—
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,418		13,437
Other		1		1
Balance at end of period		13,419		13,438

Retained Earnings
Balance at beginning of period		46,493		39,974
Net income attributable to Verizon		3,944		4,120
Dividends declared ($0.6025, $0.5900 per share)		(2,492)		(2,437)
Balance at end of period		47,945		41,657

Accumulated Other Comprehensive Income
Balance at beginning of period attributable to Verizon		2,216		3,705
Foreign currency translation adjustments		(67)		(176)
Unrealized loss on cash flow hedges		(537)		(152)
Unrealized gain on marketable securities		4		1
Defined benefit pension and postretirement plans		(169)		(173)
Other comprehensive loss		(769)		(500)
Balance at end of period attributable to Verizon		1,447		3,205

Treasury Stock
Balance at beginning of period	(155,727)	(6,825)	(159,526)	(6,992)
Employee plans	58	2	28	2
Shareholder plans	—	—	—	—
Balance at end of period	(155,669)	(6,823)	(159,498)	(6,990)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		125		228
Restricted stock equity grant		44		38
Amortization		(4)		19
Balance at end of period		165		285

Noncontrolling Interests
Balance at beginning of period		1,604		1,564
Total comprehensive income		130		126
Distributions and other		(369)		(139)
Balance at end of period		1,365		1,551
Total Equity		$57,947		$53,575

(dollars in millions, except per share amounts, and shares in thousands)
Six months ended June 30,	2019			2018
	Shares	Amount		Shares	Amount
Common Stock
Balance at beginning of year	4,291,434	$429		4,242,374	$424
Common shares issued	—	—		49,060	5
Balance at end of period	4,291,434	429		4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,437			11,101
Other		(18)			2,337
Balance at end of period		13,419			13,438

Retained Earnings
Balance at beginning of year		43,542			35,635
Opening balance sheet adjustment		410	(1)		2,232	(2)
Adjusted opening balance		43,952			37,867
Net income attributable to Verizon		8,976			8,665
Dividends declared ($1.205, $1.1800 per share)		(4,983)			(4,875)
Balance at end of period		47,945			41,657

Accumulated Other Comprehensive Income
Balance at beginning of year attributable to Verizon		2,370			2,659
Opening balance sheet adjustment		—			630	(2)
Adjusted opening balance		2,370			3,289
Foreign currency translation adjustments		(43)			(83)
Unrealized gain (loss) on cash flow hedges		(550)			349
Unrealized gain (loss) on marketable securities		8			(4)
Defined benefit pension and postretirement plans		(338)			(346)
Other comprehensive loss		(923)			(84)
Balance at end of period attributable to Verizon		1,447			3,205

Treasury Stock
Balance at beginning of year	(159,400)	(6,986)		(162,898)	(7,139)
Employee plans	3,726	163		3,396	149
Shareholder plans	5	—		4	—
Balance at end of period	(155,669)	(6,823)		(159,498)	(6,990)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		353			416
Restricted stock equity grant		79			91
Amortization		(267)			(222)
Balance at end of period		165			285

Noncontrolling Interests
Balance at beginning of year		1,565			1,591
Opening balance sheet adjustment		1	(1)		44	(2)
Adjusted opening balance		1,566			1,635
Total comprehensive income		258			247
Distributions and other		(459)			(331)
Balance at end of period		1,365			1,551
Total Equity		$57,947			$53,575
(1) Opening balance sheet adjustments for the six months ended June 30, 2019 are due to the adoption of Topic 842 on January 1, 2019. See Note 1 for additional information.
(2) Opening balance sheet adjustments for the six months ended June 30, 2018 are due to the adoption of multiple ASUs on January 1, 2018. Refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for additional information.

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the six months ended June 30, 2019. At June 30, 2019, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.7 million common shares issued from Treasury stock during the six months ended June 30, 2019.

In connection with our acquisition of Straight Path Communications, Inc. in February 2018, we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion.

Accumulated Other Comprehensive Income
The changes in the balances of Accumulated other comprehensive income by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2019	$(600)	$(80)	$20	$3,030	$2,370
Other comprehensive income (loss)	(43)	(607)	8	—	(642)
Amounts reclassified to net income	—	57	—	(338)	(281)
Net other comprehensive income (loss)	(43)	(550)	8	(338)	(923)
Balance at June 30, 2019	$(643)	$(630)	$28	$2,692	$1,447

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

Note 11. Segment Information
Reportable Segments
As discussed in Note 1, in November 2018, we announced a strategic reorganization of our business.Under the new structure, effective April 1, 2019, there are two reportable segments that we operate and manage as strategic business units - Consumer and Business. In conjunction with the new reporting structure, we recast our segment disclosures for all periods presented. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Our segments and their principal activities consist of the following:

Segment	Description
Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon Wireless brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network under the Fios brand and over a traditional copper-based network to customers who are not served by Fios.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, video and data services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world.

Our Consumer segment’s wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis. Our Business segment’s wireless and wireline products and services are organized by the primary customer groups targeted by these offerings: Global Enterprise, Small and Medium Business, Public Sector and Other, and Wholesale.

Corporate and other includes the results of Verizon Media, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
External Operating Revenues
Consumer
Service	$16,350	$16,050	$32,611	$31,864
Wireless equipment	3,904	4,251	8,070	8,521
Other	1,680	1,650	3,350	3,130
Total Consumer	21,934	21,951	44,031	43,515

Business
Global Enterprise	2,673	2,808	5,363	5,632
Small and Medium Business	2,781	2,638	5,485	5,166
Public Sector and Other	1,492	1,437	2,963	2,866
Wholesale	810	956	1,650	1,941
Total Business	7,756	7,839	15,461	15,605
Total reportable segments	$29,690	$29,790	$59,492	$59,120

Intersegment Revenues
Consumer	$61	$52	$112	$115
Business	12	12	26	29
Total reportable segments	$73	$64	$138	$144

Total Operating Revenues
Consumer	$21,995	$22,003	$44,143	$43,630
Business(1)	7,768	7,851	15,487	15,634
Total reportable segments	$29,763	$29,854	$59,630	$59,264

Operating Income
Consumer	$7,336	$7,060	$14,586	$13,995
Business	1,071	1,101	2,119	2,215
Total reportable segments	$8,407	$8,161	$16,705	$16,210

(1) Service and other revenues included in our Business segment amounted to approximately $7.0 billion and $13.9 billion for the three and six months ended June 30, 2019, respectively, and approximately $7.1 billion and $14.0 billion for the three and six months ended June 30, 2018, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $814 million and $1.6 billion for the three and six months ended June 30, 2019, respectively, and approximately $793 million and $1.6 billion for the three and six months ended June 30, 2018, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
Consumer	$2,772	$2,738	$5,536	$5,472
Business	239	218	482	435
Total Fios revenue	$3,011	$2,956	$6,018	$5,907

The following table provides Wireless service revenue under our current reportable structure and includes intersegment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
Consumer	$13,456	$13,122	$26,813	$26,003
Business	2,775	2,615	5,469	5,116
Total Wireless service revenue	$16,231	$15,737	$32,282	$31,119

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
Total reportable segment operating revenues	$29,763	$29,854	$59,630	$59,264
Corporate and other	2,412	2,429	4,747	4,891
Eliminations	(104)	(80)	(178)	(180)
Total consolidated operating revenues	$32,071	$32,203	$64,199	$63,975

A reconciliation of total reportable segment operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
Total reportable segment operating income	$8,407	$8,161	$16,705	$16,210
Corporate and other	(354)	(426)	(740)	(811)
Severance charges (Note 9)	—	(339)	—	(339)
Other components of net periodic benefit charges (Note 9)	(203)	(208)	(406)	(416)
Acquisition and integration related charges	—	(120)	—	(227)
Product realignment charges	—	(451)	—	(451)
Total consolidated operating income	7,850	6,617	15,559	13,966

Equity in losses of unconsolidated businesses	(13)	(228)	(19)	(247)
Other income (expense), net	(1,312)	360	(1,017)	285
Interest expense	(1,215)	(1,222)	(2,425)	(2,423)
Income Before Provision For Income Taxes	$5,310	$5,527	$12,098	$11,581

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2019 and 2018.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation included in the measure of segment profitability is allocated primarily based on proportional usage.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly diverse workforce of approximately 135,900 employees as of June 30, 2019.

To compete effectively in today’s dynamic marketplace, we are focused on transforming around the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. During 2019, we are focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks and solutions. We are creating business value by earning customers’, employees’ and shareholders’ trust, minimizing our environmental impact, and maximizing customer growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth.

We are consistently deploying new network architecture and technologies to extend our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. We expect that our Intelligent Edge Network design will allow us to realize significant efficiencies by utilizing multi-purpose infrastructure utilizing common architecture within the core and providing flexibility to meet customer demands. In addition, protecting the privacy of our customers’ information and the security of our systems and networks continues to be a priority at Verizon. Our network leadership is the hallmark of our brand and the foundation for the connectivity, platform and solutions upon which we build our competitive advantage.

Highlights of Our Financial Results for the Three Months Ended June 30, 2019 and 2018
(dollars in millions)

Highlights of Our Financial Results for the Six Months Ended June 30, 2019 and 2018
(dollars in millions)

Business Overview
In November 2018, we announced a strategic reorganization of our business. Under the new structure, effective April 1, 2019, there are two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business). In conjunction with the new reporting structure, we recast our segment disclosures for all periods presented.

Revenue by Segment for the Three Months Ended June 30, 2019 and 2018
———
Note: Excludes eliminations.

Revenue by Segment for the Six Months Ended June 30, 2019 and 2018
———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon Wireless brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network under the Fios brand and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

Customers can obtain our wireless services on a postpaid or prepaid basis. A retail postpaid connection represents an individual line of service for a wireless device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. The Consumer segment also offers several categories of wireless equipment to customers, including a variety of smartphone and other handsets, wireless-enabled Internet devices, such as tablets, laptop computers and netbooks, and other wireless-enabled connected devices, such as smart watches and other wearables.

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including Internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and six months ended June 30, 2019 totaled $22.0 billion and $44.1 billion, respectively, representing a relatively flat change and an increase of 1.2%, respectively, compared to the similar periods in 2018. As of June 30, 2019, Consumer had approximately 94 million wireless retail connections, 6 million broadband connections and 4 million Fios video connections.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, video and data services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including Verizon Connect’s solutions which support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and six months ended June 30, 2019 totaled $7.8 billion and $15.5 billion, respectively, representing a decrease of 1.1% and 0.9%, respectively, compared to the similar periods in 2018. As of June 30, 2019, Business had approximately 24 million wireless retail postpaid connections and approximately 500 thousand broadband connections.

Corporate and Other
Corporate and other includes the results of our media business, Verizon Media Group (Verizon Media), which operated under the "Oath" brand until January 2019, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

Verizon Media includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated search properties and finance, news, sports and entertainment offerings and provides other businesses and partners access to consumers through digital advertising platforms. Verizon Media's total operating revenues were $1.8 billion and $3.6 billion, respectively for the three and six months ended June 30, 2019, which represents a decrease of 2.9% and 5.1%, respectively, compared to the similar periods in 2018.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2019, these investments included $8.0 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G Long-Term Evolution (LTE) network, while positioning for 5G. We are densifying our 4G LTE network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification not only enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services, but it also positions us for the deployment of 5G technology. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We believe 5G technology can provide users with eight capabilities, or currencies. The eight currencies are peak data rates, mobile data volumes, mobility, number of connected devices, energy efficiency, service deployment, reduced latency and improved reliability. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of Internet-connected devices grows. During 2018, we commercially launched 5G Home initially on proprietary standards in four U.S. markets: Sacramento, Los Angeles, Houston and Indianapolis. We will shift to the global standards as soon as the compatible devices and equipment become available. In February 2019, we announced that we expect to expand 5G Home coverage to more markets in the second half of 2019. In 2019, we launched our 5G Ultra Wideband Network in Chicago, Minneapolis, Denver, Providence, St. Paul, Washington DC, Atlanta, Detroit and Indianapolis, with a target of the network becoming commercially available in 30 plus markets by year-end. In addition, we launched the first 5G-compatible smartphone in April 2019.

To compensate for the shrinking market for traditional copper-based products, we continue to build our wireline business around fiber-based networks supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We are evolving the architecture of our networks to a next-generation multi-use platform, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support both our fiber-based and radio access network technologies. We call this the Intelligent Edge Network. We expect that this new architecture will simplify operations by eliminating legacy network elements, improve our 4G LTE wireless coverage, speed the deployment of 5G wireless technology, and create new opportunities in the business market.

Operating Environment and Trends
There have been no significant changes to the information related to trends affecting our business that was previously disclosed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2018, except either as a result of our segment realignment or as discussed below.

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

Recent Developments
In September 2018, we announced a Voluntary Separation Program for select U.S.-based management employees. Approximately 10,400 eligible employees separated from the Company under this program as of the end of June 2019. The severance benefits payments to these employees are expected to be substantially completed by the end of September 2019.

In 2019, the Federal Communications Commission (FCC) completed 2 millimeter wave spectrum license auctions. Verizon participated in these auctions and was the high bidder on 9 and 1,066 licenses, respectively, in the 24 Gigahertz (GHz) and 28 GHz bands. We submitted an application to the FCC and paid cash of approximately $521 million for the licenses that will be issued.

On July 23, 2019, Verizon completed a sale-leaseback transaction for buildings and real estate. We received total gross proceeds of $1.0 billion. We lease backed a portion of the buildings and real estate sold and accounted for it as an operating lease. The term of the leaseback is for two years with 4 options to renew for an additional three months each.

Critical Accounting Estimates
Upon the date of reorganization on April 1, 2019, the goodwill of our historical Wireless reporting unit, historical Wireline reporting unit and historical Verizon Connect reporting unit were reallocated to our new Consumer and Business reporting units. At June 30, 2019, the balance of our goodwill was approximately $24.6 billion, of which $17.1 billion was in our Consumer reporting unit, $7.3 billion was in our Business reporting unit, and $262 million was in Other, which includes our Media reporting unit and other corporate entities. To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to conduct the qualitative assessment or if indicators of a potential impairment exist, the determination of whether an impairment has occurred requires the determination of the fair value of the reporting unit being assessed.

We performed a quantitative assessment of our current reporting units, Consumer and Business, subsequent to the strategic reorganization. Our impairment assessments indicated that the fair value for each of our Consumer and Business reporting units significantly exceeded their respective carrying values and therefore, did not result in a goodwill impairment. Our Media reporting unit was not impacted by the strategic reorganization and there were no indicators of impairment during the second quarter of 2019.

Under our quantitative assessment, the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method. The market approach includes the use of comparative multiples to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of two components-projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model. The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles of key strategic revenue and cost initiatives, as well as revenue and earnings before interest, taxes, depreciation and amortization expenses (EBITDA) growth relative to history and market trends and expectations. The market multiples approach incorporated significant judgment involved in the selection comparable public company multiples and benchmarks. The selection of companies was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently uncertain, and a significant adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Consumer	$21,995	$22,003	$(8)	—%	$44,143	$43,630	$513	1.2%
Business	7,768	7,851	(83)	(1.1)	15,487	15,634	(147)	(0.9)
Corporate and other	2,412	2,429	(17)	(0.7)	4,747	4,891	(144)	(2.9)
Eliminations	(104)	(80)	(24)	30.0	(178)	(180)	2	(1.1)
Consolidated Revenues	$32,071	$32,203	$(132)	(0.4)	$64,199	$63,975	$224	0.4

Consolidated revenues decreased $132 million, or 0.4%, and increased $224 million, or 0.4%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018. The decrease in revenues during the three months ended June 30, 2019 was due to decreases in revenues at our Business segment and Corporate and other. The increase in revenues during the six months ended June 30, 2019 was due to an increase in revenues at our Consumer segment, partially offset by decreases in revenues at our Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased 0.7%, and $144 million, or 2.9%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018. The decrease in revenues during the three and six months ended June 30, 2019 was primarily due to a decrease of $55 million and $193 million, respectively, in revenues within Verizon Media.

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Cost of services	$7,702	$8,234	$(532)	(6.5)%	$15,494	$16,180	$(686)	(4.2)%
Cost of wireless equipment	5,019	5,397	(378)	(7.0)	10,217	10,706	(489)	(4.6)
Selling, general and administrative expense	7,268	7,605	(337)	(4.4)	14,466	14,449	17	0.1
Depreciation and amortization expense	4,232	4,350	(118)	(2.7)	8,463	8,674	(211)	(2.4)
Consolidated Operating Expenses	$24,221	$25,586	$(1,365)	(5.3)	$48,640	$50,009	$(1,369)	(2.7)

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

Cost of services decreased $532 million, or 6.5%, and $686 million, or 4.2%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, primarily due to a decrease in employee related costs due to lower headcount, a decrease in network access costs due to reduction in voice connections and a product realignment charge in 2018 (see "Special Items"). The decreases were partially offset by an increase in rent expense as a result of adding capacity to the networks to support increased demand.

Cost of Wireless Equipment
Cost of wireless equipment decreased $378 million, or 7.0%, and $489 million, or 4.6%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, primarily as a result of declines in the number of wireless devices sold as a result of an elongation of the handset upgrade cycle, partially offset by shifts to higher priced devices in the mix of devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense includes: salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income taxes, advertising and sales commission costs, call center and information technology costs, regulatory fees, professional service fees, and rent and utilities for administrative space. Also included is a portion of the aggregate customer care costs as discussed above in "Cost of Services".

Selling, general and administrative expense decreased $337 million, or 4.4%, and increased 0.1%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018. The decrease during the three months ended June 30, 2019 was primarily due to a decrease in employee related costs and the acquisition and integration related charges in 2018 primarily related to the acquisition of Yahoo! Inc.'s (Yahoo) operating business (see "Special items") partially offset by an increase in advertising expenses, sales commission expense and bad debt expense. The increase in sales commission expense is due to a lower net deferral of commission costs in the current year as compared to the prior year, as a result of the adoption of ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) on January 1, 2018 using a modified retrospective approach. The increase during the six months ended June 30, 2019 was primarily due to increases in advertising expenses, sales commission and bad debt expense. These increases were partially offset by decreases in employee related costs primarily due to the Voluntary Separation Program and the acquisition and integration related charges in 2018 primarily related to the acquisition of Yahoo operating business (see "Special Items").

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $118 million, or 2.7%, and $211 million, or 2.4%, during the three and six months ended June 30, 2019 compared to the similar periods in 2018. This decrease was primarily driven by the change in the mix of net depreciable assets.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Interest income	$31	$20	$11	55.0%	$60	$36	$24	66.7%
Other components of net periodic benefit cost	185	254	(69)	(27.2)	465	509	(44)	(8.6)
Other, net	(1,528)	86	(1,614)	nm	(1,542)	(260)	(1,282)	nm
Total	$(1,312)	$360	$(1,672)	nm	$(1,017)	$285	$(1,302)	nm

nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from asset dispositions, debt extinguishment costs and components of net periodic pension and postretirement benefit costs. The decrease in Other income (expense), net during the three months ended June 30, 2019, compared to the similar period in 2018, was primarily driven by losses on early debt redemptions of $1.5 billion recorded during 2019. The decrease in Other income (expense), net during the six months ended June 30, 2019, compared to the similar period in 2018, was primarily driven by an increase in early debt redemption costs of $1.3 billion. In addition, we recorded a $96 million benefit, primarily attributable to a pension remeasurement gain, during the six months ended June 30, 2019.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Total interest costs on debt balances	$1,377	$1,421	$(44)	(3.1)%	$2,744	$2,798	$(54)	(1.9)%
Less capitalized interest costs	162	199	(37)	(18.6)	319	375	(56)	(14.9)
Total	$1,215	$1,222	$(7)	(0.6)	$2,425	$2,423	$2	0.1

Average debt outstanding	$115,163	$117,800			$114,414	$117,719
Effective interest rate	4.8%	4.8%			4.8%	4.8%

Total interest expense decreased during the three months ended June 30, 2019, compared to the similar periods in 2018, primarily due to lower average debt balances, offset by lower capitalized interest costs. Total interest expense increased during the six months ended June 30, 2019, compared to the similar periods in 2018, primarily due to lower capitalized interest costs offsetting lower average debt balances.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Provision for income taxes	$1,236	$1,281	$(45)	(3.5)%	$2,864	$2,669	$195	7.3%
Effective income tax rate	23.3%	23.2%			23.7%	23.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The effective income tax rate and the provision for income taxes for the three months ended June 30, 2019 is comparable to the similar period in 2018. The increase in the effective income tax rate during the six months ended June 30, 2019, compared to the similar period in 2018, was primarily due to tax benefits from funding employee benefit obligations in the prior period that did not reoccur in the current period. The increase in the provision for income taxes during the six months ended June 30, 2019, compared to the similar period in 2018, was primarily due to the impact of an increase in income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.8 billion at June 30, 2019 and $2.9 billion at December 31, 2018. Interest and penalties related to unrecognized tax benefits were $367 million (after-tax) and $348 million (after-tax) at June 30, 2019 and December 31, 2018, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
Consolidated Net Income	$4,074	$4,246	$9,234	$8,912
Add:
Provision for income taxes	1,236	1,281	2,864	2,669
Interest expense	1,215	1,222	2,425	2,423
Depreciation and amortization expense	4,232	4,350	8,463	8,674
Consolidated EBITDA*	$10,757	$11,099	$22,986	$22,678

Add (Less):
Other (income) expense, net†	$1,312	$(360)	$1,017	$(285)
Equity in losses of unconsolidated businesses	13	228	19	247
Severance, pension and benefits charges	—	339	—	339
Acquisition and integration related charges‡	—	109	—	214
Product realignment charges‡	—	450	—	450
Consolidated Adjusted EBITDA	$12,082	$11,865	$24,022	$23,643

* Prior period figures have been amended to conform to the current period's calculation of Consolidated EBITDA.
† Includes Pension and benefits mark-to-market adjustments and early debt redemption costs, where applicable.
‡ Excludes depreciation and amortization expense.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2019, compared to the similar period in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Results of Operations
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. We measure and evaluate our reportable segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

To aid in the understanding of segment performance as it relates to segment operating income, we use the following operating statistics to evaluate the overall effectiveness of our segments:

Wireless retail connections are retail customer device postpaid and prepaid connections. Retail connections under an account may include those from smartphones and basic phones (collectively, phones) as well as tablets and other Internet devices, including wearables and retail IoT devices.

Wireless retail postpaid connections are retail postpaid customer device connections. Retail connections under an account may include those from phones, as well as tablets and other Internet devices, including wearables and retail IoT devices.

Fios Internet connections are the total number of connections to the Internet using Fios Internet services.

Fios video connections are the total number of connections to traditional linear video programming using Fios video services.

Broadband connections are the total number of connections to the Internet using Digital Subscriber Line (DSL) and Fios Internet services.

Voice connections are the total number of traditional switched access lines in service and Fios digital voice connections.

Wireless retail connections, net additions are the total number of additional retail customer device postpaid and prepaid connections, less the number of device disconnects within the current period.

Wireless retail postpaid connections, net additions are the total number of additional retail customer device postpaid connections, less the number of device disconnects within the current period.

Wireless retail postpaid phone connections, net additions are the total number of additional retail customer postpaid phone connections, less the number of phone disconnects within the current period.

Churn is the rate at which service to either retail or postpaid retail connections is terminated on a monthly basis.

Wireless retail postpaid ARPA is the calculated average service revenue per account (ARPA) from retail postpaid accounts, which does not include recurring device payment plan billings related to the Verizon device payment program.

Wireless retail postpaid accounts are retail customers that are directly served and managed under the Verizon Wireless brand and use its services. Accounts include unlimited plans, shared data plans and corporate accounts, as well as legacy single connection plans and family plans. A single account may include monthly wireless services for a variety of connected devices.

Wireless retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period.

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon Wireless brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network under the Fios brand and over a traditional copper-based network to customers who are not served by Fios.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions, except ARPA)	2019	2018	(Decrease)		2019	2018	(Decrease)
Service	$16,350	$16,049	$301	1.9%	$32,609	$31,873	$736	2.3%
Wireless equipment	3,903	4,251	(348)	(8.2)	8,069	8,521	(452)	(5.3)
Other	1,742	1,703	39	2.3	3,465	3,236	229	7.1
Total Operating Revenues	$21,995	$22,003	$(8)	—	$44,143	$43,630	$513	1.2

Connections (‘000): (1)
Wireless retail connections					93,896	93,816	80	0.1
Wireless retail postpaid connections					89,630	88,984	646	0.7
Fios Internet connections					5,837	5,663	174	3.1
Fios video connections					4,270	4,487	(217)	(4.8)
Broadband connections					6,474	6,447	27	0.4
Voice connections					6,058	6,631	(573)	(8.6)

Net Additions in Period (‘000): (2)
Wireless retail	(87)	(89)	2	2.2	(464)	(479)	15	3.1
Wireless retail postpaid	126	147	(21)	(14.3)	(75)	92	(167)	nm
Wireless retail postpaid phones	73	17	56	nm	(90)	(136)	46	33.8

Churn Rate:
Wireless retail	1.23%	1.19%			1.28%	1.25%
Wireless retail postpaid	0.97%	0.93%			1.03%	0.97%
Wireless retail postpaid phones	0.72%	0.71%			0.76%	0.74%

Account Statistics:
Wireless retail postpaid ARPA	$118.15	$115.53	$2.62	2.3	$117.80	$114.49	$3.31	2.9
Wireless retail postpaid accounts (‘000) (1)					33,924	34,045	(121)	(0.4)
Wireless retail postpaid connections per account (1)					2.64	2.61	0.03	1.1

(1)	As of end of period

(2)	Excluding acquisitions and adjustments

nm - not meaningful

Consumer’s total operating revenues were unchanged and increased $513 million, or 1.2%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, primarily as a result of increases in Service and Other revenues, partially offset by decreases in Wireless equipment revenue.

Service Revenue
Service revenue increased $301 million, or 1.9%, and $736 million, or 2.3%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018. These increases were driven by increases in wireless service and Fios revenues, partially offset by decreases in wireline voice and DSL services.

Wireless service revenue increased 2.5% and 3.1%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018. These increases were due to increases in wireless access revenue, driven by customers shifting to higher access plans including unlimited plans and increases in the number of devices per account, the declining fixed-term subsidized plan base, and data usage growth from reseller accounts. Wireless retail postpaid ARPA increased 2.3% and 2.9%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018.

For the three and six months ended June 30, 2019, Fios revenue totaled $2.8 billion and $5.5 billion, respectively, and increased 1.2%, and $64 million, or 1.2%, respectively, compared to the similar periods in 2018. These increases are due to a 3.1% increase in Fios Internet connections, reflecting increased demand in higher broadband speeds, partially offset by a 4.8% decrease in Fios video connections, reflecting the ongoing shift from traditional linear video to over-the-top (OTT) offerings.

Service revenue attributable to wireline voice and DSL broadband services declined during the three and six months ended June 30, 2019, compared to the similar periods in 2018. The declines are primarily due to a decrease of 8.6% in voice connections resulting primarily from competition and technology substitution with wireless and competing Voice over Internet Protocol (VoIP) and cable telephony services.

Wireless Equipment Revenue
Wireless equipment revenue decreased $348 million, or 8.2%, and $452 million, or 5.3%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, as a result of overall declines in wireless device sales primarily due to an elongation of the handset upgrade cycle, as well as increased promotions, partially offset by a shift to higher priced units in the mix of wireless devices sold.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue increased 2.3%, and $229 million, or 7.1%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, primarily due to volume increases related to our wireless device protection plans. Pricing increases related to our wireless device protection plans also contributed to the increase in Other revenue during the six months ended June 30, 2019.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Cost of services	$3,847	$3,842	$5	0.1%	$7,726	$7,615	$111	1.5%
Cost of wireless equipment	3,909	4,296	(387)	(9.0)	8,051	8,569	(518)	(6.0)
Selling, general and administrative expense	4,022	3,808	214	5.6	8,005	7,479	526	7.0
Depreciation and amortization expense	2,881	2,997	(116)	(3.9)	5,775	5,972	(197)	(3.3)
Total Operating Expenses	$14,659	$14,943	$(284)	(1.9)	$29,557	$29,635	$(78)	(0.3)

Cost of Services
Cost of services increased 0.1%, and $111 million, or 1.5%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, primarily due to increases in rent expense as a result of adding capacity to the networks to support demand and volume-driven increases in costs related to the device protection package offered to our wireless retail postpaid customers. These increases were partially offset by both decreases in employee related costs as well as decreases in access costs and roaming for the three and six months ended June 30, 2019.

Cost of Wireless Equipment
Cost of wireless equipment decreased $387 million, or 9.0%, and $518 million, or 6.0%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, primarily as a result of declines in the number of wireless devices sold as a result of an elongation of the handset upgrade cycle, partially offset by shifts to higher priced devices in the mix of devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $214 million, or 5.6%, and $526 million, or 7.0%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, primarily due to increases in advertising costs, sales commission and bad debt expense. The increase in sales commission expense is due to a lower net deferral of commission costs in the current year as compared to the prior year, as a result of the adoption of Topic 606 on January 1, 2018 using a modified retrospective approach. These increases were partially offset by decreases in employee related costs primarily due to the Voluntary Separation Program.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $116 million, or 3.9%, and $197 million, or 3.3%, during the three and six months ended June 30, 2019, respectively, compared to the similar periods in 2018, driven by the change in the mix of total Verizon depreciable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Segment Operating Income	$7,336	$7,060	$276	3.9%	$14,586	$13,995	$591	4.2%
Add Depreciation and amortization expense	2,881	2,997	(116)	(3.9)	5,775	5,972	(197)	(3.3)
Segment EBITDA	$10,217	$10,057	$160	1.6	$20,361	$19,967	$394	2.0
Segment operating income margin	33.4%	32.1%			33.0%	32.1%
Segment EBITDA margin	46.5%	45.7%			46.1%	45.8%

The changes in the table above during the three and six months ended June 30, 2019, compared to the similar periods in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, video and data services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment is organized in four customer groups: Global Enterprise, Small and Medium Business, Public Sector and Other, and Wholesale.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Global Enterprise	$2,673	$2,808	$(135)	(4.8)%	$5,364	$5,634	$(270)	(4.8)%
Small and Medium Business	2,785	2,642	143	5.4	5,493	5,176	317	6.1
Public Sector and Other	1,492	1,437	55	3.8	2,963	2,867	96	3.3
Wholesale	818	964	(146)	(15.1)	1,667	1,957	(290)	(14.8)
Total Operating Revenues (1)	$7,768	$7,851	$(83)	(1.1)	$15,487	$15,634	$(147)	(0.9)

Connections (‘000): (2)
Wireless retail postpaid connections					24,221	22,638	1,583	7.0
Fios Internet connections					316	296	20	6.8
Fios video connections					76	73	3	4.1
Broadband connections					494	509	(15)	(2.9)
Voice connections					5,163	5,639	(476)	(8.4)

Net additions in period (‘000): (3)
Wireless retail postpaid	325	384	(59)	(15.4)	587	699	(112)	(16.0)
Wireless retail postpaid phones	172	182	(10)	(5.5)	291	311	(20)	(6.4)

Churn Rate:
Wireless retail postpaid	1.21%	1.16%			1.23%	1.16%
Wireless retail postpaid phones	0.97%	0.96%			0.99%	0.96%

(1)
Service and other revenues included in our Business segment amounted to approximately $7.0 billion and $13.9 billion for the three and six months ended June 30, 2019, respectively, and approximately $7.1 billion and $14.0 billion for the three and six months ended June 30, 2018, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $814 million and $1.6 billion for the three and six months ended June 30, 2019, respectively, and approximately $793 million and $1.6 billion for the three and six months ended June 30, 2018, respectively.

(2)	As of end of period

(3)	Excluding acquisitions and adjustments

Business’s total operating revenues decreased $83 million, or 1.1%, and $147 million, or 0.9%, during the three and six months ended June 30, 2019, compared to the similar periods in 2018. Both periods’ decrease were primarily as a result of decreases in Global Enterprise and Wholesale revenues, partially offset by increases in Small and Medium Business and Public Sector and Other revenues.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased $135 million, or 4.8%, and $270 million, or 4.8%, during the three and six months ended June 30, 2019, respectively compared to the similar periods in 2018, primarily due to declines in traditional data and voice communication services as a result of competitive price pressures.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, tailored voice and networking products, Fios services, IP Networking, advanced voice solutions, security, and managed information technology services to our U.S.-based customers that do not meet the requirements to be categorized as Global Enterprise.

Small and Medium Business revenues increased $143 million, or 5.4%, and $317 million, or 6.1%, during the three and six months ended June 30, 2019, respectively compared to the similar periods in 2018, largely due to increases in wireless postpaid service revenue, as a result of an increase in the amount of wireless retail postpaid connections. These increases were further driven by wireless equipment revenue due to the increase in the number of smartphone units sold, as well as increases in revenue related to Fios services. These increases were partially offset by revenue declines related to the loss of voice and DSL service connections. During the six months ended June 30, 2019, there was an increase in other revenue due to volume and rate-driven increases in revenue related to our wireless device protection package.

For the three and six months ended June 30, 2019, Fios revenues totaled $227 million and $456 million, respectively, and increased 14.0% and $61 million or 15.4%, respectively, compared to the similar period in 2018, reflecting the increase in total connections as well as increased demand in higher broadband speeds.

Public Sector and Other
Public Sector and Other offers wireless products and services, as well as wireline connectivity solutions, to U.S. federal, state and local governments and educational institutions. These services include the services offered by Consumer discussed above and business services and connectivity similar to the products and services offered by the Global Enterprise group, in each case, with features and pricing designed to address the needs of governments and educational institutions.

Public Sector and Other revenues increased $55 million, or 3.8%, and $96 million, or 3.3%, during the three and six months ended June 30, 2019, compared to the similar periods in 2018, respectively, due to increases in networking, customer premise equipment, as well as wireless equipment revenue, due to a shift in higher priced units in the mix of devices sold and increases in wireless device sales. The increases were further driven by wireless postpaid service revenue as a result of an increase in wireless retail postpaid connections.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased $146 million, or 15.1%, and $290 million, or 14.8%, during the three and six months ended June 30, 2019, compared to the similar periods in 2018, respectively, due to declines in core data and traditional voice services resulting from the effect of technology substitution and continuing contraction of market rates due to competition.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Cost of services	$2,581	$2,660	$(79)	(3.0)%	$5,172	$5,370	$(198)	(3.7)%
Cost of wireless equipment	1,109	1,101	8	0.7	2,166	2,137	29	1.4
Selling, general and administrative expense	1,961	1,930	31	1.6	3,942	3,794	148	3.9
Depreciation and amortization expense	1,046	1,059	(13)	(1.2)	2,088	2,118	(30)	(1.4)
Total Operating Expenses	$6,697	$6,750	$(53)	(0.8)	$13,368	$13,419	$(51)	(0.4)

Cost of Services
Cost of services decreased $79 million, or 3.0%, and $198 million, or 3.7%, during the three and six months ended June 30, 2019, compared to the similar periods in 2018, primarily related to decreases in personnel costs due to a lower headcount primarily as a result of the Voluntary Separation Program and decreases in access costs due to a reduction of voice connections, which were partially offset by increases in wireline equipment costs.

Cost of Wireless Equipment
Cost of wireless equipment increased 0.7%, and 1.4%, during the three and six months ended June 30, 2019, compared to the similar periods in 2018, primarily driven by a shift to higher priced units in the mix of devices sold. During the six months ended, the increases were further driven by the number of smartphone units sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased 1.6%, and $148 million, or 3.9%, during the three and six months ended June 30, 2019, compared to the similar periods in 2018, primarily driven by increases in advertising expenses and sales commission expense, which were partially offset by decreases in employee related costs primarily due to the Voluntary Separation Program.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 1.2%, and 1.4%, during the three and six months ended June 30, 2019, compared to the similar periods in 2018, driven by the change in the mix of total Verizon depreciable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Segment Operating Income	$1,071	$1,101	$(30)	(2.7)%	$2,119	$2,215	$(96)	(4.3)%
Add Depreciation and amortization expense	1,046	1,059	(13)	(1.2)%	2,088	2,118	(30)	(1.4)
Segment EBITDA	$2,117	$2,160	$(43)	(2.0)	$4,207	$4,333	$(126)	(2.9)

Segment operating income margin	13.8%	14.0%			13.7%	14.2%
Segment EBITDA margin	27.3%	27.5%			27.2%	27.7%

The changes in the table above during the three and six months ended June 30, 2019, compared to the similar periods in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
Severance, pension and benefits charges
Selling, general and administrative expense	$—	$339	$—	$339
Other income (expense), net	—	—	(96)	—
Acquisition and integration related charges
Selling, general and administrative expense	—	109	—	214
Depreciation and amortization expense	—	11	—	13
Product realignment charges
Cost of services	—	303	—	303
Selling, general and administrative expense	—	147	—	147
Equity in losses of unconsolidated businesses	—	207	—	207
Depreciation and amortization expense	—	1	—	1
Early debt redemption costs
Other income (expense), net	1,544	—	1,544	249
Total	$1,544	$1,117	$1,448	$1,473

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
Within Total Operating Expenses	$—	$910	$—	$1,017
Within Equity in losses of unconsolidated businesses	—	207	—	207
Within Other income (expense), net	1,544	—	1,448	249
Total	$1,544	$1,117	$1,448	$1,473

Severance, Pension and Benefits Charges
During the six months ended June 30, 2019, we recorded a net pre-tax remeasurement credit of $96 million in our pension plans triggered by the Voluntary Separation Program for select U.S.-based management employees and other headcount reduction initiatives, primarily driven by a $150 million credit due to the difference between our estimated return on assets and our actual return on assets, offset by a $54 million charge due to a change in our discount rate assumption used to determine the current year liabilities of our pension plans. Pension and benefit activity was recorded in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur.

During both the three and six months ended June 30, 2018, we recorded a pre-tax severance charge of approximately $339 million, exclusive of acquisition related severance charges.

See Note 9 to the condensed consolidated financial statements for additional information related to our 2019 pension and benefits credits.

Acquisition and Integration Related Charges
Acquisition and integration related charges recorded during the three and six months ended June 30, 2018 primarily related to the acquisition of Yahoo’s operating business in June 2017.

Product Realignment Charges
During the three months ended June 30, 2018, we recorded product realignment charges of $658 million. Product realignment charges primarily relate to the discontinuation of the go90 platform and associated content. These charges were recorded in Selling, general and administrative expense, Cost of services, Equity in losses of unconsolidated businesses, and Depreciation and amortization expense on our condensed consolidated statements of income for the three and six months ended June 30, 2018.

Early Debt Redemption Costs
During both the three and six months ended June 30, 2019, we recorded losses on early debt redemptions of $1.5 billion in connection with the tender offers of notes issued by Verizon with coupon rates ranging from 4.672% to 5.012% and maturity dates ranging from 2054 to 2055. These losses were recorded in Other income (expense), net on our condensed consolidated statement of income.

During the six months ended June 30, 2018, we recorded losses on early debt redemptions of $249 million in connection with the tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% and maturity dates ranging from 2021 to 2055. These losses were recorded in Other income (expense), net on our condensed consolidated statement of income.

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2019	2018	Change
Cash Flows Provided By (Used In)
Operating activities	$15,836	$16,433	$(597)
Investing activities	(8,589)	(8,728)	139
Financing activities	(8,043)	(7,865)	(178)
Decrease in cash, cash equivalents and restricted cash	$(796)	$(160)	$(636)

We use the net cash generated from our operations to fund expansion and modernization of our networks, service and repay external financing, pay dividends, invest in new businesses and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Market Risk" for additional information regarding our foreign currency risk management strategies.

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $597 million during the six months ended June 30, 2019, compared to the similar period in 2018, primarily due to an increase in earnings and a decrease in discretionary contributions to qualified employee benefit plans, offset by changes in working capital, which includes an increase in cash income taxes, and severance payments as a result of the Voluntary Separation Program during the six months ended June 30, 2019, compared to the similar period in 2018. We made $300 million and $1.7 billion in discretionary employee benefits contributions during the six months ended June 30, 2019 and 2018, respectively, to our defined benefit pension plan. As a result of the discretionary pension contributions, we expect that there will be no required pension funding until 2024, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan improved as a result of the contributions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, maintain the existing infrastructure and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Six Months Ended
	June 30,
(dollars in millions)	2019	2018
Capital expenditures (including capitalized software)	$7,967	$7,838
Total as a percentage of revenue	12.4%	12.3%

Capital expenditures increased, during the six months ended June 30, 2019, primarily due to an increase in investments to support multi-use fiber assets, which support the densification of our 4G LTE network and a continued focus on 5G technology deployment. Our investments are primarily related to network infrastructure to support the business.

Acquisitions
In 2019, the Federal Communications Commission (FCC) completed two millimeter wave spectrum license auctions. Verizon participated in these auctions and was the high bidder on 9 and 1,066 licenses, respectively, in the 24 Gigahertz (GHz) and 28 GHz bands. We submitted an application to the FCC and paid cash of approximately $521 million for the licenses that will be issued. The deposits related to these spectrum licenses are classified within Other assets in our condensed consolidated balance sheets as of June 30, 2019.

During both the three and six months ended June 30, 2019, we completed various other acquisitions for an insignificant amount of cash consideration.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2019 and 2018, net cash used in financing activities was $8.0 billion and $7.9 billion, respectively.

During the six months ended June 30, 2019, our net cash used in financing activities of $8.0 billion was primarily driven by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $9.6 billion, cash dividends of $5.0 billion, and repayments of asset-backed long-term borrowings of $2.8 billion. These uses of cash were partially offset by proceeds from long-term borrowings of $6.2 billion and proceeds from asset-backed long-term borrowings of $4.0 billion.

At June 30, 2019, our total debt increased to $113.4 billion, compared to $113.1 billion at December 31, 2018. During the six months ended June 30, 2019 and 2018, our effective interest rate was 4.8%. See Note 6 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

Other, net
Other, net financing activities during the six months ended June 30, 2019 includes $526 million premium paid due to early extinguishment of debt.

Credit Facilities
As of June 30, 2019, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion credit facility insured by Eksportkreditnamnden, an export credit agency with a maturity date of December 2024. As of June 30, 2019, the outstanding balance was $647 million. We used this credit facility to finance network equipment-related purchases. In July 2017, we entered into credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases with maturity dates ranging from July 2022 to May 2027. The facilities have multiple borrowings available, portions of which extend through October 2019 contingent upon the amount of eligible equipment-related purchases that we make. During the three and six months ended June 30, 2019, we drew $450 million and $874 million, respectively from these facilities. As of June 30, 2019, we had an outstanding balance of $3.5 billion.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $5.0 billion and $4.8 billion in cash dividends during the six months ended June 30, 2019 and 2018, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at June 30, 2019 totaled $1.9 billion, a $796 million decrease compared to December 31, 2018, primarily as a result of the factors discussed above.

Restricted cash totaled $1.2 billion at both June 30, 2019 and December 31, 2018, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2019	2018	Change
Net cash provided by operating activities	$15,836	$16,433	$(597)
Less Capital expenditures (including capitalized software)	7,967	7,838	129
Free cash flow	$7,869	$8,595	$(726)

The decrease in free cash flow during the six months ended June 30, 2019, compared to the similar period in 2018, is a reflection of the decrease in operating cash flows and increase in capital expenditures discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. Negotiations and executions of new ISDA master agreements and CSA agreements with our counterparties continued throughout 2018 and 2019. The newly executed CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At June 30, 2019 we held approximately $0.1 billion and at December 31, 2018 we posted approximately $0.1 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 8 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2019, approximately 78% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $258 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2019, the fair value of the asset and liability of these contracts were $529 million and $189 million, respectively. At December 31, 2018, the fair value of the asset and liability of these contracts were insignificant and $813 million, respectively. At June 30, 2019 and December 31, 2018, the total notional amount of the interest rate swaps was $19.1 billion and $19.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At June 30, 2019, the fair value of the liability of these contracts was $536 million. At December 31, 2018, the fair value of the liability of these contracts was $60 million. At June 30, 2019 and December 31, 2018, the total notional amount of the forward starting interest rate swaps was $3.0 billion and $4.0 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. The fair value of the asset and liability of these contracts were insignificant at both June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, the total notional value of these contracts was $1.3 billion and $2.2 billion, respectively.

Foreign Currency Translation
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At June 30, 2019, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $170 million at June 30, 2019 and $220 million at December 31, 2018. At June 30, 2019 and December 31, 2018, the fair value of the liability of these contracts was $814 million and $536 million, respectively. At June 30, 2019 and December 31, 2018, the total notional amount of the cross currency swaps was $20.1 billion and $16.6 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At June 30, 2019, the fair value of the asset of these contracts was insignificant. At June 30, 2019 and December 31, 2018, the total notional amount of the foreign exchange forwards was $1.0 billion and $600 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network, while also resulting in a more efficient use of spectrum. See Note 3 to the condensed consolidated financial statements for additional information.

Other
From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 3 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item I. "Business" included in our Annual Report on Form 10-K for the year ended December 31, 2018, except as a result of our segment realignment.
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

Recently Issued Accounting Standards
See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of June 30, 2019.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2019.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. We modified certain internal controls in connection with the new segment reporting structure, which was effective as of April 1, 2019. Other than the above-noted change, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2019. At June 30, 2019, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: August 8, 2019	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).