Form 10-Q
period 2019-09-30
VERIZON COMMUNICATIONS INC
filed 2019-10-30
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
2.375% Notes due 2022	VZ22A	New York Stock Exchange
0.500% Notes due 2022	VZ22B	New York Stock Exchange
1.625% Notes due 2024	VZ24B	New York Stock Exchange
4.073% Notes due 2024	VZ24C	New York Stock Exchange
0.875% Notes due 2025	VZ25	New York Stock Exchange
3.250% Notes due 2026	VZ26	New York Stock Exchange
1.375% Notes due 2026	VZ26B	New York Stock Exchange
0.875% Notes due 2027	VZ27E	New York Stock Exchange
1.375% Notes due 2028	VZ28	New York Stock Exchange
1.875% Notes due 2029	VZ29B	New York Stock Exchange
1.250% Notes due 2030	VZ30	New York Stock Exchange
1.875% Notes due 2030	VZ30A	New York Stock Exchange
2.625% Notes due 2031	VZ31	New York Stock Exchange
2.500% Notes due 2031	VZ31A	New York Stock Exchange
0.875% Notes due 2032	VZ32	New York Stock Exchange
4.750% Notes due 2034	VZ34	New York Stock Exchange
3.125% Notes due 2035	VZ35	New York Stock Exchange
3.375% Notes due 2036	VZ36A	New York Stock Exchange
2.875% Notes due 2038	VZ38B	New York Stock Exchange
1.500% Notes due 2039	VZ39C	New York Stock Exchange

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

At September 30, 2019, 4,135,784,209 shares of the registrant’s common stock were outstanding, after deducting 155,649,437 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2019	2018	2019	2018

Operating Revenues
Service revenues and other	$27,753	$27,254	$82,301	$81,145
Wireless equipment revenues	5,141	5,353	14,792	15,437
Total Operating Revenues	32,894	32,607	97,093	96,582

Operating Expenses
Cost of services (exclusive of items shown below)	7,902	7,842	23,396	24,022
Cost of wireless equipment	5,482	5,489	15,699	16,195
Selling, general and administrative expense	7,216	7,224	21,682	21,673
Depreciation and amortization expense	4,114	4,377	12,577	13,051
Total Operating Expenses	24,714	24,932	73,354	74,941

Operating Income	8,180	7,675	23,739	21,641
Equity in losses of unconsolidated businesses	(1)	(3)	(20)	(250)
Other income (expense), net	(110)	214	(1,127)	499
Interest expense	(1,146)	(1,211)	(3,571)	(3,634)
Income Before Provision For Income Taxes	6,923	6,675	19,021	18,256
Provision for income taxes	(1,586)	(1,613)	(4,450)	(4,282)
Net Income	$5,337	$5,062	$14,571	$13,974

Net income attributable to noncontrolling interests	$143	$138	$401	$385
Net income attributable to Verizon	5,194	4,924	14,170	13,589
Net Income	$5,337	$5,062	$14,571	$13,974

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.26	$1.19	$3.42	$3.29
Weighted-average shares outstanding (in millions)	4,138	4,136	4,138	4,125

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.25	$1.19	$3.42	$3.29
Weighted-average shares outstanding (in millions)	4,140	4,140	4,140	4,129
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2019	2018	2019	2018

Net Income	$5,337	$5,062	$14,571	$13,974
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(10), $2, $(12) and $8	(10)	10	(53)	(73)
Unrealized gain (loss) on cash flow hedges, net of tax of $59, $(118), $257 and $(243)	(166)	329	(716)	678
Unrealized gain (loss) on marketable securities, net of tax of $(1), $2, $(3) and $3	2	(1)	10	(5)
Defined benefit pension and postretirement plans, net of tax of $56, $117, $168 and $235	(169)	(342)	(507)	(688)
Other comprehensive loss attributable to Verizon	(343)	(4)	(1,266)	(88)
Total Comprehensive Income	$4,994	$5,058	$13,305	$13,886

Comprehensive income attributable to noncontrolling interests	$143	$138	$401	$385
Comprehensive income attributable to Verizon	4,851	4,920	12,904	13,501
Total Comprehensive Income	$4,994	$5,058	$13,305	$13,886
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2019	2018

Assets
Current assets
Cash and cash equivalents	$3,020	$2,745
Accounts receivable, net of allowances of $706 and $765	24,713	25,102
Inventories	1,538	1,336
Prepaid expenses and other	5,624	5,453
Total current assets	34,895	34,636

Property, plant and equipment	260,053	252,835
Less accumulated depreciation	171,204	163,549
Property, plant and equipment, net	88,849	89,286

Investments in unconsolidated businesses	628	671
Wireless licenses	94,433	94,130
Goodwill	24,570	24,614
Other intangible assets, net	9,264	9,775
Operating lease right-of-use assets	22,218	—
Other assets	10,018	11,717
Total assets	$284,875	$264,829

Liabilities and Equity
Current liabilities
Debt maturing within one year	$7,830	$7,190
Accounts payable and accrued liabilities	19,566	22,501
Current operating lease liabilities	2,959	—
Other current liabilities	8,854	8,239
Total current liabilities	39,209	37,930

Long-term debt	101,769	105,873
Employee benefit obligations	18,236	18,599
Deferred income taxes	34,592	33,795
Non-current operating lease liabilities	18,214	—
Other liabilities	12,543	13,922
Total long-term liabilities	185,354	172,189

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 issued in each period)	429	429
Additional paid in capital	13,418	13,437
Retained earnings	50,595	43,542
Accumulated other comprehensive income	1,104	2,370
Common stock in treasury, at cost (155,649,437 and 159,400,267 shares outstanding)	(6,822)	(6,986)
Deferred compensation – employee stock ownership plans and other	197	353
Noncontrolling interests	1,391	1,565
Total equity	60,312	54,710
Total liabilities and equity	$284,875	$264,829
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2019	2018

Cash Flows from Operating Activities
Net Income	$14,571	$13,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,577	13,051
Employee retirement benefits	(105)	(886)
Deferred income taxes	1,070	2,023
Provision for uncollectible accounts	1,131	699
Equity in losses of unconsolidated businesses, net of dividends received	64	291
Net loss on sale of divested businesses	94	—
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(3,902)	(1,944)
Discretionary employee benefits contributions	(300)	(1,679)
Other, net	1,548	715
Net cash provided by operating activities	26,748	26,244

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,332)	(12,026)
Acquisitions of businesses, net of cash acquired	(29)	(39)
Acquisitions of wireless licenses	(299)	(1,307)
Proceeds from dispositions of businesses	27	—
Other, net	476	236
Net cash used in investing activities	(12,157)	(13,136)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	8,360	5,932
Proceeds from asset-backed long-term borrowings	3,982	3,216
Repayments of long-term borrowings and finance lease obligations	(12,486)	(9,776)
Repayments of asset-backed long-term borrowings	(5,273)	(2,915)
Dividends paid	(7,474)	(7,283)
Other, net	(1,410)	(1,595)
Net cash used in financing activities	(14,301)	(12,421)

Increase in cash, cash equivalents and restricted cash	290	687
Cash, cash equivalents and restricted cash, beginning of period	3,916	2,888
Cash, cash equivalents and restricted cash, end of period (Note 1)	$4,206	$3,575
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited) Verizon Communications Inc. and Subsidiaries

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements for the year ended December 31, 2018 of Verizon Communications Inc. (Verizon or the Company) included in its Current Report on Form 8-K dated August 8, 2019. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

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

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for both the three and nine months ended September 30, 2019. There were a total of approximately 4 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for both the three and nine months ended September 30, 2018.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At September 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2019	2018
Cash and cash equivalents	$3,020	$2,745	$275
Restricted cash:
Prepaid expenses and other	1,077	1,047	30
Other assets	109	124	(15)
Cash, cash equivalents and restricted cash	$4,206	$3,916	$290

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
ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, Leases (Topic 842)

The FASB issued Topic 842 requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, Topic 842 enables users of financial statements to further understand the amount, timing and uncertainty of cash flows arising from leases. Topic 842 allowed for a modified retrospective application and was effective as of the first quarter of 2019. Entities were allowed to apply the modified retrospective approach: (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented; or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.
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

In addition to the increase to the operating lease liabilities and right-of-use assets and the derecognition of deferred sale leaseback gains through opening retained earnings, Topic 842 also resulted in reclassifying the presentation of prepaid and deferred rent to operating lease right-of-use assets. The operating lease right-of-use assets amount also includes the balance of any prepaid lease payments, unamortized initial direct costs and lease incentives.

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

We lease network equipment including towers, distributed antenna systems, small cells, real estate, connectivity mediums which include dark fiber, equipment, and other various types of assets for use in our operations under both operating and finance leases. We assess whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, we determine the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.

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
1/1/2020
Over the course of 2019, our cross-functional coordinated team has been evaluating the requirements and scoping the possible impacts that this standard update will have on our various financial assets, which we expected to include, but were not limited to, our device payment plan agreement receivables, service receivables and contract assets.

During the fourth quarter of 2019, we will be finalizing our assessment of the expected impacts to our accounting, reporting, processes and internal controls arising from this standard update which we will adopt on January 1, 2020. Although we have not yet finalized our evaluation of the standard update, we do not currently expect the impact to be significant. We anticipate any impact will be primarily related to certain device payment plan agreement receivables.

Note 2. Revenues and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. Revenue is disaggregated by products and services within Consumer, and customer groups (Global Enterprise, Small and Medium Business, Public Sector and Other and Wholesale) within Business. See Note 11 for additional information on revenue by segment.

Corporate and other includes the results of our media business, Verizon Media Group (Verizon Media), which operated under the "Oath" brand until January 2019, and other businesses. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.8 billion and $5.4 billion, during the three and nine months ended September 30, 2019, respectively. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.8 billion and $5.6 billion during the three and nine months ended September 30, 2018, respectively.

We also earn revenues that are not accounted for under Topic 606, from leasing arrangements (such as towers), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within Topic 842, we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and nine months ended September 30, 2019, revenues from arrangements that were not accounted for under Topic 606 were approximately $779 million and $2.4 billion, respectively. During the three and nine months ended September 30, 2018, revenues from arrangements that were not accounted for under Topic 606 were approximately $1.1 billion and $3.4 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. Upon adoption, we elected to apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At September 30, 2019, month-to-month service contracts represented approximately 87% of our wireless postpaid contracts and approximately 59% of our wireline Consumer and Small and Medium Business contracts, compared to September 30, 2018, for which month-to-month service contracts represented approximately 85% of our wireless postpaid contracts and 56% of our wireline Consumer and Small and Medium Business contracts.

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

Our Consumer group customers also include traditional wholesale resellers that purchase and resell wireless service under their own brands to their respective customers. Reseller arrangements generally include a stated contract term, which typically extends longer than two years and, in some cases, include a periodic minimum revenue commitment over the contract term for which revenues will be recognized in future periods.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately five years ending in September 2024 and have aggregate contract minimum payments totaling $3.7 billion.

At September 30, 2019, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for 2019, 2020 and thereafter was $5.8 billion, $17.3 billion and $7.6 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At September 30,	At January 1,	At September 30,	At January 1,
(dollars in millions)	2019	2019	2018	2018
Receivables(1)	$11,900	$12,104	$11,966	$12,073
Device payment plan agreement receivables(2)	10,538	8,940	6,723	1,461

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

The following table presents information about contract balances:

	At September 30,	At January 1,	At September 30,	At January 1,
(dollars in millions)	2019	2019	2018	2018
Contract asset	$1,102	$1,003	$997	$1,170
Contract liability (1)	5,082	4,943	4,693	4,452

(1) Revenue recognized related to contract liabilities existing at January 1, 2019 and January 1, 2018 were $235 million and $4.1 billion, for the three and nine months ended September 30, 2019, respectively, and $101 million and $3.9 billion, for the three and nine months ended September 30, 2018.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheet were as follows:

	At September 30,	At December 31,
(dollars in millions)	2019	2018
Assets
Prepaid expenses and other	$818	$757
Other assets	284	246
Total	$1,102	$1,003

Liabilities
Other current liabilities	$4,480	$4,207
Other liabilities	602	736
Total	$5,082	$4,943

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

The balances of deferred contract costs included in our condensed consolidated balance sheet were as follows:

	At September 30,	At December 31,
(dollars in millions)	2019	2018
Assets
Prepaid expenses and other	$2,455	$2,083
Other assets	1,793	1,812
Total	$4,248	$3,895

For the three and nine months ended September 30, 2019, we recognized expense of $687 million and $1.9 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2018, we recognized expense of $523 million and $1.4 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and nine months ended September 30, 2019 or September 30, 2018.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In 2019, the Federal Communications Commission (FCC) completed two millimeter wave spectrum license auctions. Verizon participated in these auctions and was the high bidder on 9 and 1,066 licenses, respectively, in the 24 Gigahertz (GHz) and 28 GHz bands. We submitted an application to the FCC and paid cash of approximately $521 million for the licenses. The deposits related to these spectrum licenses are classified within Other assets in our condensed consolidated balance sheets as of September 30, 2019.

During both the three and nine months ended September 30, 2019, we entered into and completed various other wireless license transactions for an insignificant amount of cash consideration.

Other
In July 2019, Verizon completed a sale-leaseback transaction for buildings and real estate. See Note 5 for additional information related to the transaction. In connection with this transaction and other insignificant transactions, we recorded a pre-tax net gain from dispositions of assets and businesses of $261 million in Selling, general and administrative expense in our condensed consolidated statements of income for the three and nine months ended September 30, 2019.

During both the three and nine months ended September 30, 2019, we completed various other transactions for insignificant amounts of cash consideration.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	At September 30,	At December 31,
(dollars in millions)	2019	2018
Wireless licenses	$94,433	$94,130

At September 30, 2019 and 2018, approximately $6.5 billion and $11.1 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $248 million and $406 million of capitalized interest on wireless licenses for the nine months ended September 30, 2019 and 2018, respectively.

The average remaining renewal period of our wireless licenses portfolio was 4.1 years as of September 30, 2019.

Goodwill
The Company transitioned into our new reporting structure as of April 1, 2019. The table below shows the reallocation of goodwill from our historical reporting structure to our current reporting structure.

Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Wireless	Wireline	Other (1)	Total
Balance at January 1, 2019	$—	$—	$18,397	$3,871	$2,346	$24,614
Acquisitions	—	—	—	20	—	20
Reclassifications, adjustments and other	—	—	—	1	—	1
Balance at March 31, 2019	—	—	18,397	3,892	2,346	24,635
Reporting Unit reallocation (2)	17,104	7,269	(18,397)	(3,892)	(2,084)	—
Balance at April 1, 2019	17,104	7,269	—	—	262	24,635
Acquisitions	—	2	—	—	—	2
Reclassifications, adjustments and other	—	(7)	—	—	(60)	(67)
Balance at September 30, 2019	$17,104	$7,264	$—	$—	$202	$24,570

(1) Goodwill is net of accumulated impairment charge of $4.6 billion, related to our Media reporting unit, which was recorded in the fourth quarter of 2018.
(2) Represents the reallocation of goodwill as a result of the Company reorganizing its segments as described in Note 1.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net:

	At September 30, 2019			At December 31, 2018
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$3,895	$(1,393)	$2,502	$3,951	$(1,121)	$2,830
Non-network internal-use software (3 to 7 years)	19,721	(13,990)	5,731	18,603	(12,785)	5,818
Other (2 to 25 years)	1,968	(937)	1,031	1,988	(861)	1,127
Total	$25,584	$(16,320)	$9,264	$24,542	$(14,767)	$9,775

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2019	$580	$1,704
2018	557	1,648

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2019	$571
2020	2,046
2021	1,751
2022	1,471
2023	1,163
2024	821

Note 5. Leasing Arrangements
We enter into various lease arrangements for network equipment including towers, distributed antenna systems, small cells, real estate and connectivity mediums including dark fiber, equipment, and other various types of assets for use in our operations. Our leases have remaining lease terms ranging from 1 year to 28 years, some of which include options that we can elect to extend the leases term for up to 25 years, and some of which include options to terminate the leases. For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease or terminate the lease. Therefore, as of the lease commencement date, our lease terms generally do not include these options. We include options to extend the lease when it is reasonably certain that we will exercise that option.

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

The components of net lease cost were as follows:

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
(dollars in millions)	Classification	2019	2019
Operating lease cost (1)	Cost of services Selling, general and administrative expense	$1,202	$3,550
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	76	244
Interest on lease liabilities	Interest expense	9	28
Short-term lease cost (1)	Cost of services Selling, general and administrative expense	8	32
Variable lease cost (1)	Cost of services Selling, general and administrative expense	55	163
Sublease income	Service revenues and other	(68)	(202)
Total net lease cost		$1,282	$3,815

Gain on sale and leaseback transaction, net	Selling, general and administrative expense	$(391)	$(391)
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

Supplemental disclosure for the statement of cash flows related to operating and finance leases were as follows:

Nine Months Ended
September 30,
(dollars in millions)	2019
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(3,192)
Operating cash flows for finance leases	(28)
Cash Flows from Financing Activities
Financing cash flows for finance leases	(267)
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	2,097
Right-of-use assets obtained in exchange for new finance lease liabilities	356

Supplemental disclosures for the balance sheet related to finance leases were as follows:

At September 30,
(dollars in millions)	2019
Assets
Property, plant and equipment, net	$858

Liabilities
Debt maturing within one year	$327
Long-term debt	667
Total Finance lease liabilities	$994

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At September 30,
2019
Weighted-average remaining lease term (years)
Operating Leases	9
Finance Leases	4
Weighted-average discount rate
Operating Leases	4.1%
Finance Leases	3.9%

The Company's maturity analysis of operating and finance lease liabilities as of September 30, 2019 were as follows:

(dollars in millions)	Operating Leases	Finance Leases
Remainder of 2019	$1,009	$93
2020	3,896	329
2021	3,558	232
2022	3,162	172
2023	2,807	118
Thereafter	11,344	146
Total lease payments	25,776	1,090
Less interest	(4,603)	(96)
Present value of lease liabilities	21,173	994
Less current obligation	(2,959)	(327)
Long-term obligation at September 30, 2019	$18,214	$667

As of September 30, 2019, we have contractually obligated lease payments amounting to $1.4 billion for office facility operating leases and small cell colocation and fiber operating leases that have not yet commenced. We have legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. We have certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Real Estate Transaction
On July 23, 2019, Verizon completed a sale-leaseback transaction for buildings and real estate. We received total gross proceeds of approximately $1.0 billion. We leased back a portion of the buildings and real estate sold and accounted for it as an operating lease. The term of the leaseback is for two years with four options to renew for an additional three months each. The proceeds received as a result of this transaction have been classified in Other, net within Cash Flows from Investing Activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2019. The net gain as a result of this transaction is included in the components of net lease cost table above.

Note 6. Debt

Significant Debt Transactions
The following table shows the transactions that occurred during the nine months ended September 30, 2019.

February Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Verizon 1.750% - 5.150% notes and floating rate notes, due 2021 - 2025	$3,892	$—
GTE LLC 8.750% debentures, due 2021	21	—
Verizon 4.016% notes due 2029 (1)	—	4,000
Total	$3,913	$4,000
(1) Total exchange amount issued in consideration does not include an insignificant amount of cash used to settle.

May Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Verizon 5.012% notes due 2054	$3,192	$3,626
Verizon 4.672% notes due 2055	1,308	1,404
Total	$4,500	$5,030
(1) In addition to the purchase price, any accrued and unpaid interest on the purchased notes was paid to the date of purchase.

Debt Redemptions, Repurchases and Repayments

(dollars in millions)	Principal Redeemed / Repaid	Amount Paid as % of Principal (1)
Three Months Ended March 31, 2019
Verizon 5.900% notes due 2054	$500	100.000%
Verizon 1.375% notes due 2019	206	100.000%
Verizon 1.750% notes due 2021	621	100.000%
Verizon 3.000% notes due 2021	930	101.061%
Verizon 3.500% notes due 2021	315	102.180%
Open market repurchases of various Verizon notes	163	Various
Three Months Ended March 31, 2019 total	2,735

Three Months Ended June 30, 2019
Verizon 2.625% notes due 2020	831	100.037%
Verizon 3.500% notes due 2021	736	102.238%
Verizon floating rate (LIBOR + 0.770%) notes due 2019	229	100.000%
Three Months Ended June 30, 2019 total	1,796

Three Months Ended September 30, 2019
Verizon 4.200% notes due 2046	2,059	100.000%
Verizon floating rate (LIBOR + 0.370%) notes due 2019	306	100.000%
Verizon 2.600% - 4.300% Internotes due 2022 - 2029	177	100.000%
Three Months Ended September 30, 2019 total	2,542
Nine Months Ended September 30, 2019 total	$7,073
(1) Percentages represent price paid to redeem, repurchase and repay.

Debt Issuances

(amounts in millions)	Principal Amount Issued	Net Proceeds (1)
Three Months Ended March 31, 2019
Verizon 3.875% notes due 2029 (2)	$1,000	$994
Verizon 5.000% notes due 2051	510	506
Three Months Ended March 31, 2019 total	$1,510	1,500

Three Months Ended June 30, 2019
Verizon 0.875% notes due 2027	€1,250	1,391
Verizon 1.250% notes due 2030	€1,250	1,385
Verizon 2.500% notes due 2031	£500	647
Three Months Ended June 30, 2019 total		3,423

Three Months Ended September 30, 2019
Verizon 0.875% notes due 2032	€800	882
Verizon 1.500% notes due 2039	€500	545
Verizon 1.875% Notes due 2030	£550	672
Three Months Ended September 30, 2019 total		2,099
Nine Months Ended September 30, 2019 total		$7,022
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

Commercial Paper Program
As of September 30, 2019, we had no commercial paper outstanding.

Asset-Backed Debt
As of September 30, 2019, the carrying value of our asset-backed debt was $8.8 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco) and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the nine months ended September 30, 2019, we completed the following ABS Notes transactions:

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
(1) The one-month London Interbank Offered Rate (LIBOR) rate at September 30, 2019 was 2.016%.

Under the terms of each series of ABS Notes, there is a two year revolving period during which we may transfer additional receivables to the ABS Entity. In April 2019, the two year revolving period of the ABS Notes issued in March 2017 ended and we began to repay principal on the 2017-1 Class A senior ABS Notes. In July 2019, the two year revolving period of the ABS Notes issued in June 2017 ended and we began to repay principal on the 2017-2 Class A Notes. During the three and nine months ended September 30, 2019, we made aggregate principal repayments of $956 million and $2.3 billion, respectively, for all ABS Notes. In October 2019, we issued approximately $1.6 billion aggregate principal amount of senior and junior Asset-Backed Notes through an ABS Entity.

ABS Financing Facilities
In May 2018, we entered into an ABS financing facility with a number of financial institutions (2018 ABS Financing Facility). One loan agreement was entered into in connection with the 2018 ABS financing facility. In May 2019, the remaining $540 million outstanding under the loan agreement was prepaid, and the loan agreement was terminated.

In September 2016, we entered into an ABS Financing Facility with a number of financial institutions, which was amended and restated in May 2019 (2019 ABS Financing Facility). Under the terms of the 2019 ABS Financing Facility, the financial institutions made advances under asset-backed loans backed by device payment plan agreement receivables of both consumer and business customers. Two loan agreements were entered into in connection with the 2019 ABS Financing Facility in September 2016 and May 2017 and a third was entered into in May 2019. The 2016 and 2017 loan agreements had a final maturity date in March 2021 and bore interest at a floating rate. The two year revolving period of the two loan agreements ended in September 2018. The 2019 loan agreement has a final maturity date in May 2023 and bears interest at floating rates. There is a one year revolving period until May 2020, which may be extended with the approval of the financial institutions. Under all of the loan agreements, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. In April and May of 2019, we paid off both the 2016 and 2017 loans for an aggregate of $671 million primarily with proceeds from the 2019 loan agreement. In August 2019, we prepaid $1.5 billion of the loan made in May 2019 under the 2019 ABS Financing Facility. As of September 30, 2019, there was an outstanding balance under the 2019 ABS Financing Facility of $250 million.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2019	2018
Assets
Account receivable, net	$9,912	$8,861
Prepaid expenses and other	1,016	989
Other assets	3,130	2,725

Liabilities
Accounts payable and accrued liabilities	8	7
Short-term portion of long-term debt	4,160	5,352
Long-term debt	4,640	4,724

See Note 7 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Credit Facilities
As of September 30, 2019, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion credit facility insured by Eksportkreditnamnden, an export credit agency, with a maturity date of December 2024. As of September 30, 2019, the outstanding balance was $647 million. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases with maturity dates ranging from July 2022 to May 2027. The facilities have multiple borrowings available, portions of which extend through October 2019, contingent upon the amount of eligible equipment-related purchases that we make. During the nine months ended September 30, 2019, we drew down $874 million from these facilities, and we had an outstanding balance of $3.4 billion as of September 30, 2019. During the nine months ended September 30, 2018, we drew down $3.0 billion from these facilities.

Non-Cash Transaction
During the nine months ended September 30, 2019 and 2018, we financed, primarily through vendor financing arrangements, the purchase of approximately $356 million and $967 million, respectively, of long-lived assets consisting primarily of network equipment. At both September 30, 2019 and 2018, $1.0 billion and $1.1 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Early Debt Redemptions
During the three months ended September 30, 2019, we recorded insignificant losses on early debt redemptions. During the nine months ended September 30, 2019, we recorded losses on early debt redemptions of $1.6 billion primarily related to the May tender offers, which were recorded in Other income (expense), net in our condensed consolidated statements of income.

During the three and nine months ended September 30, 2018, we recorded losses on early debt redemptions of $420 million and $690 million, respectively, primarily related to the 2018 September tender offers for 8 series of notes issued by Verizon with coupon rates ranging from 3.850% to 5.012% with maturity dates ranging from 2039 to 2055. In addition, during the nine months ended September 30, 2018, we recorded losses on early debt redemptions primarily related to the 2018 March tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% with maturity dates ranging from 2021 to 2055. We recorded losses on early debt redemptions in Other income (expense), net in our condensed consolidated statements of income.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2019, $796 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2019, $423 million aggregate principal amount of these obligations remained outstanding.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2019	2018
Device payment plan agreement receivables, gross	$18,261	$19,313
Unamortized imputed interest	(434)	(546)
Device payment plan agreement receivables, net of unamortized imputed interest	17,827	18,767
Allowance for credit losses	(460)	(597)
Device payment plan agreement receivables, net	$17,367	$18,170

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,504	$12,624
Other assets	4,863	5,546
Device payment plan agreement receivables, net	$17,367	$18,170

Included in our device payment plan agreement receivables, net at September 30, 2019 and December 31, 2018, are net device payment plan agreement receivables of $13.0 billion and $11.5 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 6 for additional information. We believe the carrying value of our installment loans receivables approximate their fair value using a Level 3 expected cash flow model.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability for the customer's right to trade-in the device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At September 30, 2019 and December 31, 2018, the amount of trade-in liability was $73 million and $64 million, respectively.

From time to time, we offer certain marketing promotions that allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount, as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

When originating device payment plan agreements, we use internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has 45 days or less of customer tenure with Verizon Wireless, the credit decision process relies more heavily on external data sources. If the customer has more than 45 days of customer tenure with Verizon Wireless (an existing customer), the credit decision process relies on a combination of internal and external data sources. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Verizon Wireless uses its internal data and/or credit data obtained from the credit reporting agencies to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless’ proprietary custom credit models, which are empirically derived, demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternative credit data is used for the risk assessment.

Based on the custom credit risk score, we assign each customer to a credit class, each of which has specified offers of credit including an account level spending limit and either a maximum amount of credit allowed per device or a required down payment percentage. During the fourth quarter of 2018, Verizon Wireless moved all Consumer customers, new and existing, from a required down payment percentage, between zero and 100%, to a maximum amount of credit per device.

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

The balance and aging of the device payment plan agreement receivables on a gross basis were as follows:

	At September 30,	At December 31,
(dollars in millions)	2019	2018
Unbilled	$16,972	$18,043
Billed:
Current	1,021	986
Past due	268	284
Device payment plan agreement receivables, gross	$18,261	$19,313

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

(dollars in millions)	2019	2018
Balance at January 1,	$597	$848
Bad debt expense	640	333
Write-offs	(777)	(519)
Balance at September 30,	$460	$662

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$444	$—	$444
Interest rate swaps	—	849	—	849
Cross currency swaps	—	79	—	79
Total	$—	$1,372	$—	$1,372

Liabilities:
Other liabilities:
Interest rate swaps	$—	$212	$—	$212
Cross currency swaps	—	1,381	—	1,381
Forward starting interest rate swaps	—	886	—	886
Foreign exchange forwards	—	10	—	10
Total	$—	$2,489	$—	$2,489

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$405	$—	$405
Interest rate swaps	—	3	—	3
Cross currency swaps	—	220	—	220
Interest rate caps	—	14	—	14
Total	$—	$642	$—	$642

Liabilities:
Other liabilities:
Interest rate swaps	$—	$813	$—	$813
Cross currency swaps	—	536	—	536
Forward starting interest rate swaps	—	60	—	60
Interest rate caps	—	4	—	4
Total	$—	$1,413	$—	$1,413

(1)	Quoted prices in active markets for identical assets or liabilities

(2)	Observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	Unobservable pricing inputs in the market

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the carrying amount of our investments without readily determinable fair values were $293 million and $248 million, respectively. During the three and nine months ended September 30, 2019, there were insignificant adjustments due to observable price changes and there were no impairment charges. Cumulative adjustments due to observable price changes and impairment charges were $50 million and insignificant, respectively.

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

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019 and 2018.

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

	At September 30,		At December 31,
	2019		2018
(dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short- and long-term debt, excluding finance leases	$108,604	$128,380	$112,159	$118,535

Derivative Instruments
The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
(dollars in millions)	2019	2018
Interest rate swaps	$16,993	$19,813
Cross currency swaps	22,212	16,638
Forward starting interest rate swaps	3,000	4,000
Interest rate caps	975	2,218
Foreign exchange forwards	1,085	600

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

During the nine months ended September 30, 2019, we entered into interest rate swaps with a total notional value of $510 million. During the three and nine months ended September 30, 2019, we settled interest rate swaps with a total notional value of $2.1 billion and $3.3 billion, respectively.

The ineffective portions of these interest rate swaps for the three and nine months ended September 30, 2019 were insignificant and $88 million, respectively, and insignificant for the similar periods in 2018.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At September 30,	At December 31,
(dollars in millions)	2019	2018
Carrying amount of hedged liabilities	$17,535	$18,903
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	645	(785)

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three and nine months ended September 30, 2019, we entered into cross currency swaps with a total notional value of $2.1 billion and $5.6 billion, respectively. During the three and nine months ended September 30, 2019, pre-tax losses of $658 million and $986 million, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2018, pre-tax gains of $214 million and $220 million, respectively, were recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions.

During the three and nine months ended September 30, 2019, we did not enter into any new forward starting interest rate swaps. During the three months ended September 30, 2019, we did not settle any forward starting interest rate swaps and for the nine months ended September 30, 2019, we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the three and nine months ended September 30, 2019, pre-tax losses of $350 million and $847 million, respectively, were recognized in Other comprehensive income (loss).

We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt as a net investment hedge was €750 million as of both September 30, 2019 and December 31, 2018.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. During the three and nine months ended September 30, 2019 and 2018, we recognized an insignificant amount in Interest expense.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. During the three and nine months ended September 30, 2019, we entered into foreign exchange forwards with a total notional value of $3.1 billion and $9.2 billion, respectively, and settled foreign exchange forwards with a total notional value of $3.0 billion and $8.6 billion, respectively. During the three and nine months ended September 30, 2019, pre-tax losses of an insignificant amount and $53 million, respectively, were recognized in Other income (expense), net.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. Negotiations and executions of new ISDA master agreements and CSA agreements with our counterparties continued throughout 2018 and 2019. The newly executed CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At September 30, 2019, we held an insignificant amount and at December 31, 2018, we posted approximately $0.1 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2019	2018	2019	2018
Service cost - Cost of services	$51	$57	$20	$26
Service cost - Selling, general and administrative expense	11	13	4	6
Service cost	$62	$70	$24	$32

Amortization of prior service cost (credit)	$15	$13	$(242)	$(244)
Expected return on plan assets	(282)	(321)	(9)	(11)
Interest cost	173	176	157	153
Remeasurement loss (gain), net	291	(454)	—	—
Other components	$197	$(586)	$(94)	$(102)

Total	$259	$(516)	$(70)	$(70)

	(dollars in millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2019	2018	2019	2018
Service cost - Cost of services	$151	$174	$59	$78
Service cost - Selling, general and administrative expense	34	41	13	18
Service cost	$185	$215	$72	$96

Amortization of prior service cost (credit)	$46	$33	$(728)	$(732)
Expected return on plan assets	(846)	(979)	(28)	(33)
Interest cost	527	508	472	460
Remeasurement loss (gain), net	195	(454)	—	—
Other components	$(78)	$(892)	$(284)	$(305)

Total	$107	$(677)	$(212)	$(209)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

2018 Voluntary Separation Program
In September 2018, we announced a Voluntary Separation Program for select U.S.-based management employees. Approximately 10,400 eligible employees separated from the Company under this program as of the end of June 2019. The severance benefits payments to these employees were substantially completed by the end of September 2019.

Severance Payments
During the three and nine months ended September 30, 2019, we paid severance benefits of $435 million and $1.9 billion, respectively. During the nine months ended September 30, 2019, we recorded net pre-tax severance charges of an insignificant amount. At September 30, 2019, we had a remaining severance liability of $355 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the nine months ended September 30, 2019, we made a discretionary contribution of $300 million to our qualified pension plans. As a result of the $300 million and $1.0 billion discretionary pension contributions during the nine months ended September 30, 2019 and 2018, respectively, we do not expect mandatory pension funding through December 31, 2019. There was no contribution made to our nonqualified pension plans during the three and nine months ended September 30, 2019. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2019.

Remeasurement loss (gain), net
During the three and nine months ended September 30, 2019, we recorded a net pre-tax remeasurement loss of $291 million and $195 million in our pension plans, respectively, triggered by the Voluntary Separation Program for select U.S.-based management employees and other headcount reduction initiatives. For the three months ended September 30, 2019, the net pre-tax remeasurement loss was primarily driven by a $589 million charge due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a $298 million credit due to the difference between our estimated return on assets and our actual return on assets. For the nine months ended September 30, 2019, the net pre-tax remeasurement loss of $195 million includes a pre-tax remeasurement loss of $291 million recorded during the three months ended September 30, 2019 offset by a $96 million gain recorded during the three months ended March 31, 2019.

During the three and nine months ended September 30, 2018, we recorded a net pre-tax remeasurement gain of $454 million triggered by the collective bargaining negotiations, primarily driven by a $1.1 billion credit due to a change in our discount rate assumption used to determine the current year liabilities of our pension plans, offset by a $599 million charge due to the difference between our estimated return on assets and our actual return on assets.

Note 10. Equity and Accumulated Other Comprehensive Income
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended September 30,	2019		2018
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,419		13,438
Other		(1)		(2)
Balance at end of period		13,418		13,436

Retained Earnings
Balance at beginning of period		47,945		41,657
Net income attributable to Verizon		5,194		4,924
Dividends declared ($0.6150, $0.6025 per share)		(2,544)		(2,490)
Balance at end of period		50,595		44,091

Accumulated Other Comprehensive Income
Balance at beginning of period attributable to Verizon		1,447		3,205
Foreign currency translation adjustments		(10)		10
Unrealized gain (loss) on cash flow hedges		(166)		329
Unrealized gain (loss) on marketable securities		2		(1)
Defined benefit pension and postretirement plans		(169)		(342)
Other comprehensive loss		(343)		(4)
Balance at end of period attributable to Verizon		1,104		3,201

Treasury Stock
Balance at beginning of period	(155,669)	(6,823)	(159,498)	(6,990)
Employee plans	20	1	79	3
Balance at end of period	(155,649)	(6,822)	(159,419)	(6,987)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		165		285
Restricted stock equity grant		32		41
Amortization		—		(1)
Balance at end of period		197		325

Noncontrolling Interests
Balance at beginning of period		1,365		1,551
Total comprehensive income		143		138
Distributions and other		(117)		(97)
Balance at end of period		1,391		1,592
Total Equity		$60,312		$56,087

(dollars in millions, except per share amounts, and shares in thousands)
Nine months ended September 30,	2019			2018
	Shares	Amount		Shares	Amount
Common Stock
Balance at beginning of year	4,291,434	$429		4,242,374	$424
Common shares issued	—	—		49,060	5
Balance at end of period	4,291,434	429		4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,437			11,101
Other		(19)			2,335
Balance at end of period		13,418			13,436

Retained Earnings
Balance at beginning of year		43,542			35,635
Opening balance sheet adjustment		410	(1)		2,232	(2)
Adjusted opening balance		43,952			37,867
Net income attributable to Verizon		14,170			13,589
Dividends declared ($1.8200, $1.7825 per share)		(7,527)			(7,365)
Balance at end of period		50,595			44,091

Accumulated Other Comprehensive Income
Balance at beginning of year attributable to Verizon		2,370			2,659
Opening balance sheet adjustment		—			630	(2)
Adjusted opening balance		2,370			3,289
Foreign currency translation adjustments		(53)			(73)
Unrealized gain (loss) on cash flow hedges		(716)			678
Unrealized gain (loss) on marketable securities		10			(5)
Defined benefit pension and postretirement plans		(507)			(688)
Other comprehensive loss		(1,266)			(88)
Balance at end of period attributable to Verizon		1,104			3,201

Treasury Stock
Balance at beginning of year	(159,400)	(6,986)		(162,898)	(7,139)
Employee plans	3,746	164		3,475	152
Shareholder plans	5	—		4	—
Balance at end of period	(155,649)	(6,822)		(159,419)	(6,987)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		353			416
Restricted stock equity grant		111			132
Amortization		(267)			(223)
Balance at end of period		197			325

Noncontrolling Interests
Balance at beginning of year		1,565			1,591
Opening balance sheet adjustment		1	(1)		44	(2)
Adjusted opening balance		1,566			1,635
Total comprehensive income		401			385
Distributions and other		(576)			(428)
Balance at end of period		1,391			1,592
Total Equity		$60,312			$56,087
(1) Opening balance sheet adjustments for the nine months ended September 30, 2019 are due to the adoption of Topic 842 on January 1, 2019. See Note 1 for additional information.
(2) Opening balance sheet adjustments for the nine months ended September 30, 2018 are due to the adoption of multiple ASUs on January 1, 2018. Refer to the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated August 8, 2019 for additional information.

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the nine months ended September 30, 2019. At September 30, 2019, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 3.8 million common shares issued from Treasury stock during the nine months ended September 30, 2019.

In connection with our acquisition of Straight Path Communications, Inc. in February 2018, we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion.

Accumulated Other Comprehensive Income
The changes in the balances of Accumulated other comprehensive income by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2019	$(600)	$(80)	$20	$3,030	$2,370
Other comprehensive income (loss)	(52)	(1,348)	10	—	(1,390)
Amounts reclassified to net income	(1)	632	—	(507)	124
Net other comprehensive income (loss)	(53)	(716)	10	(507)	(1,266)
Balance at September 30, 2019	$(653)	$(796)	$30	$2,523	$1,104

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

Note 11. Segment Information
Reportable Segments
As discussed in Note 1, in November 2018, we announced a strategic reorganization of our business. Under the new structure, effective April 1, 2019, there are two reportable segments that we operate and manage as strategic business units - Consumer and Business. In conjunction with the new reporting structure, we recast our segment disclosures for all periods presented. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
External Operating Revenues
Consumer
Service	$16,432	$16,194	$49,043	$48,058
Wireless equipment	4,256	4,507	12,326	13,028
Other	1,953	1,642	5,303	4,772
Total Consumer	22,641	22,343	66,672	65,858

Business
Global Enterprise	2,714	2,781	8,077	8,413
Small and Medium Business	2,894	2,725	8,379	7,891
Public Sector and Other	1,472	1,454	4,435	4,320
Wholesale	790	918	2,440	2,859
Total Business	7,870	7,878	23,331	23,483
Total reportable segments	$30,511	$30,221	$90,003	$89,341

Intersegment Revenues
Consumer	$65	$56	$177	$171
Business	15	15	41	44
Total reportable segments	$80	$71	$218	$215

Total Operating Revenues
Consumer	$22,706	$22,399	$66,849	$66,029
Business(1)	7,885	7,893	23,372	23,527
Total reportable segments	$30,591	$30,292	$90,221	$89,556

Operating Income
Consumer	$7,489	$7,213	$22,075	$21,208
Business	977	1,154	3,096	3,369
Total reportable segments	$8,466	$8,367	$25,171	$24,577

(1) Service and other revenues included in our Business segment amounted to approximately $7.0 billion and $20.9 billion for the three and nine months ended September 30, 2019, respectively, and approximately $7.1 billion and $21.1 billion for the three and nine months ended September 30, 2018, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $880 million and $2.5 billion for the three and nine months ended September 30, 2019, respectively, and approximately $845 million and $2.4 billion for the three and nine months ended September 30, 2018, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
Consumer	$2,811	$2,764	$8,347	$8,236
Business	243	222	725	657
Total Fios revenue	$3,054	$2,986	$9,072	$8,893

The following table provides Wireless service revenue under our current reportable structure and includes intersegment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
Consumer	$13,533	$13,257	$40,346	$39,260
Business	2,850	2,687	8,319	7,803
Total Wireless service revenue	$16,383	$15,944	$48,665	$47,063

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
Total reportable segment operating revenues	$30,591	$30,292	$90,221	$89,556
Corporate and other	2,400	2,400	7,147	7,291
Eliminations	(97)	(85)	(275)	(265)
Total consolidated operating revenues	$32,894	$32,607	$97,093	$96,582

A reconciliation of total reportable segment operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
Total reportable segment operating income	$8,466	$8,367	$25,171	$24,577
Corporate and other	(344)	(350)	(1,083)	(1,161)
Severance charges (Note 9)	—	—	—	(339)
Other components of net periodic benefit charges (Note 9)	(203)	(205)	(610)	(621)
Acquisition and integration related charges	—	(137)	—	(364)
Product realignment charges	—	—	—	(451)
Net gain from dispositions of assets and businesses	261	—	261	—
Total consolidated operating income	8,180	7,675	23,739	21,641

Equity in losses of unconsolidated businesses	(1)	(3)	(20)	(250)
Other income (expense), net	(110)	214	(1,127)	499
Interest expense	(1,146)	(1,211)	(3,571)	(3,634)
Income Before Provision For Income Taxes	$6,923	$6,675	$19,021	$18,256

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2019 and 2018.

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

Verizon is currently involved in approximately 25 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and could seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly diverse workforce of approximately 135,400 employees as of September 30, 2019.

To compete effectively in today’s dynamic marketplace, we are focused on transforming around the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. During 2019, we are focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks and solutions. We are creating business value by earning customers’, employees’ and shareholders’ trust, limiting our environmental impact, and continuing our customer growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth.

We are consistently deploying new network architecture and technologies to extend our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. We expect that our next-generation multi-use platform, which we call the Intelligent Edge Network, will simplify operations by eliminating legacy network elements, improve 4G Long-Term Evolution (LTE) wireless coverage, speed the deployment of 5G wireless technology and create new opportunities in the business market. Our network leadership is the hallmark of our brand and the foundation for the connectivity, platform and solutions upon which we build our competitive advantage.

Highlights of Our Financial Results for the Three Months Ended September 30, 2019 and 2018
(dollars in millions)

Highlights of Our Financial Results for the Nine Months Ended September 30, 2019 and 2018
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

Revenue by Segment for the Three Months Ended September 30, 2019 and 2018
———
Note: Excludes eliminations.

Revenue by Segment for the Nine Months Ended September 30, 2019 and 2018
———
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

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including Internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and nine months ended September 30, 2019 totaled $22.7 billion and $66.8 billion, respectively, representing an increase of 1.4% and 1.2%, respectively, compared to the similar periods in 2018. As of September 30, 2019, Consumer had approximately 94 million wireless retail connections, 6 million broadband connections and 4 million Fios video connections.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, video and data services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions which support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and nine months ended September 30, 2019 totaled $7.9 billion and $23.4 billion, respectively, representing a decrease of 0.1% and 0.7%, respectively, compared to the similar periods in 2018. As of September 30, 2019, Business had approximately 25 million wireless retail postpaid connections and approximately 500 thousand broadband connections.

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

Verizon Media includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated search properties and finance, news, sports and entertainment offerings and provides other businesses and partners access to consumers through digital advertising platforms. Verizon Media's total operating revenues were $1.8 billion and $5.4 billion, respectively, for the three and nine months ended September 30, 2019, which represents a decrease of 2.0% and 4.1%, respectively, compared to the similar periods in 2018.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2019, these investments included $12.3 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We believe 5G technology will be able to provide users with eight capabilities, or currencies. The eight currencies are peak data rates, mobile data volumes, mobility, number of connected devices, energy efficiency, service deployment, reduced latency and improved reliability. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of Internet-connected devices grows. During 2018, we commercially launched 5G Home initially on proprietary standards in four U.S. markets and we expect to begin utilizing equipment based on global standards in late 2019. We also launched our 5G Ultra Wideband Network in 15 U.S. markets in 2019, with a target of the network becoming commercially available in 30 plus markets by year-end. In addition, we launched several 5G-compatible smartphones in 2019.

To compensate for the shrinking market for traditional copper-based products, we continue to build our wireline business around fiber-based networks supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We are evolving the architecture of our networks to a next-generation multi-use platform, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support both our fiber-based and radio access network technologies. We call this the Intelligent Edge Network. We expect that this new architecture will simplify operations by eliminating legacy network elements, improve our 4G LTE wireless coverage, speed the deployment of 5G wireless technology and create new opportunities in the business market.

Operating Environment and Trends
There have been no significant changes to the information related to trends affecting our business that was previously disclosed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2018 filed with our recast financial statements and included in our Current Report on Form 8-K dated August 8, 2019.

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

Recent Developments
In September 2018, we announced a Voluntary Separation Program for select U.S.-based management employees. Approximately 10,400 eligible employees separated from the Company under this program as of the end of June 2019. The severance benefits payments to these employees were substantially completed by the end of September 2019.

In 2019, the Federal Communications Commission (FCC) completed two millimeter wave spectrum license auctions. Verizon participated in these auctions and was the high bidder on 9 and 1,066 licenses, respectively, in the 24 Gigahertz (GHz) and 28 GHz bands. We submitted an application to the FCC and paid cash of approximately $521 million for the licenses.

Goodwill
Upon the date of reorganization on April 1, 2019, the goodwill of our historical Wireless reporting unit, historical Wireline reporting unit and historical Verizon Connect reporting unit were reallocated to our new Consumer and Business reporting units. At September 30, 2019, the balance of our goodwill was approximately $24.6 billion, of which $17.1 billion was in our Consumer reporting unit, $7.3 billion was in our Business reporting unit, and $202 million was in Other, which includes our Media reporting unit and other corporate entities. To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to conduct the qualitative assessment or if indicators of a potential impairment exist, the determination of whether an impairment has occurred requires the determination of the fair value of the reporting unit being assessed.

We performed a quantitative assessment of our current reporting units, Consumer and Business, subsequent to the strategic reorganization. Our impairment assessments indicated that the fair value for each of our Consumer and Business reporting units significantly exceeded their respective carrying values and therefore, did not result in a goodwill impairment. Our Media reporting unit was not impacted by the strategic reorganization and there were no indicators of impairment to date.

As is our practice, during the fourth quarter we will complete our annual budget process during which we reassess strategic priorities and forecast future operating performance and capital spending. We utilize the outputs of the annual budget process as an input to complete our annual goodwill impairment tests. We will perform qualitative tests on our Business and Consumer reporting units and a quantitative assessment for the Media reporting unit.

Under our quantitative assessment, the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method. The market approach includes the use of comparative multiples to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of two components-projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model. The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles of key strategic revenue and cost initiatives, as well as revenue and earnings before interest, taxes, depreciation and amortization expenses (EBITDA) growth relative to history and market trends and expectations. The market multiples approach incorporated significant judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently uncertain, and management believes a significant adverse change in one or a combination of these inputs could trigger a goodwill impairment loss for the Media reporting unit in the future.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Consumer	$22,706	$22,399	$307	1.4%	$66,849	$66,029	$820	1.2%
Business	7,885	7,893	(8)	(0.1)	23,372	23,527	(155)	(0.7)
Corporate and other	2,400	2,400	—	—	7,147	7,291	(144)	(2.0)
Eliminations	(97)	(85)	(12)	14.1	(275)	(265)	(10)	3.8
Consolidated Revenues	$32,894	$32,607	$287	0.9	$97,093	$96,582	$511	0.5

Consolidated revenues increased $287 million, or 0.9%, and $511 million, or 0.5%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018. The increase in revenues during the three months ended September 30, 2019 was due to an increase in revenues at our Consumer segment. The increase in revenues during the nine months ended September 30, 2019 was due to an increase in revenues at our Consumer segment, partially offset by decreases in revenues at our Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues were unchanged and decreased $144 million, or 2.0%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018. The decrease in revenues during the nine months ended September 30, 2019 was primarily due to a decrease of $230 million in revenues within Verizon Media.

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Cost of services	$7,902	$7,842	$60	0.8%	$23,396	$24,022	$(626)	(2.6)%
Cost of wireless equipment	5,482	5,489	(7)	(0.1)	15,699	16,195	(496)	(3.1)
Selling, general and administrative expense	7,216	7,224	(8)	(0.1)	21,682	21,673	9	—
Depreciation and amortization expense	4,114	4,377	(263)	(6.0)	12,577	13,051	(474)	(3.6)
Consolidated Operating Expenses	$24,714	$24,932	$(218)	(0.9)	$73,354	$74,941	$(1,587)	(2.1)

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

Cost of services increased $60 million, or 0.8%, and decreased $626 million, or 2.6%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018. The increase during the three months ended September 30, 2019, compared to the similar period in 2018, was primarily due to an increase in regulatory fees and rent expense as a result of adding capacity to the networks to support demand, partially offset by a decrease in network access costs and a decrease in employee-related costs. The decrease during the nine months ended September 30, 2019, compared to the similar period in 2018, was primarily due to decreases in network access costs, employee-related costs and a product realignment charge in 2018 (see "Special Items"), partially offset by an increase in rent expense and regulatory fees.

Cost of Wireless Equipment
Cost of wireless equipment decreased 0.1%, and $496 million, or 3.1%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018, primarily as a result of declines in the number of wireless devices sold as a result of an elongation of the handset upgrade cycle. The decrease during the nine months ended September 30, 2019 was partially offset by a shift to higher priced devices in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income taxes, advertising and sales commission costs, call center and information technology costs, regulatory fees, professional service fees, and rent and utilities for administrative space. Also included is a portion of the aggregate customer care costs as discussed above in "Cost of Services."

Selling, general and administrative expense decreased 0.1%, and were unchanged during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018. The decrease during the three months ended September 30, 2019 was primarily due to a decrease in employee-related costs, a net gain from dispositions of assets and businesses during the three months ended September 30, 2019 and the acquisition and integration related charges in 2018 primarily related to the acquisition of Yahoo! Inc.'s (Yahoo) operating business (see "Special Items"). These decreases were partially offset by an increase in advertising expenses, sales commission expense and bad debt expense. The increase in sales commission expense was due to a lower net deferral of commission costs in the current year as compared to the prior year as a result of the adoption of ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) on January 1, 2018 using a modified retrospective approach. During the nine months ended September 30, 2019 increases in advertising expenses, sales commission and bad debt expense were offset by decreases in employee-related costs primarily due to the Voluntary Separation Program, a net gain from dispositions of assets and businesses during the nine months ended September 30, 2019 and the acquisition and integration related charges in 2018 primarily related to the acquisition of Yahoo's operating business (see "Special Items").

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $263 million, or 6.0%, and $474 million, or 3.6%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018. This decrease was primarily driven by the change in the mix of net depreciable assets, as newer technology with longer useful lives replaces legacy assets that have reached the end of their lives.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Interest income	$34	$25	$9	36.0%	$94	$61	$33	54.1%
Other components of net periodic benefit cost	(103)	688	(791)	nm	362	1,197	(835)	(69.8)
Other, net	(41)	(499)	458	(91.8)	(1,583)	(759)	(824)	nm
Total	$(110)	$214	$(324)	nm	$(1,127)	$499	$(1,626)	nm

nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs and components of net periodic pension and postretirement benefit costs. The decrease in Other income (expense), net during the three months ended September 30, 2019, compared to the similar period in 2018, was primarily attributable to a pension remeasurement loss of $291 million recorded in 2019, compared with a pension remeasurement gain of $454 million recorded in 2018. The decrease was partially offset by a decrease in early debt redemption costs of $476 million. The decrease in Other income (expense), net during the nine months ended September 30, 2019, compared to the similar period in 2018, was primarily driven by a pension remeasurement loss of $195 million recorded in 2019, compared with a pension remeasurement gain of $454 million recorded in 2018 and an increase in early debt redemption costs of $819 million.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Total interest costs on debt balances	$1,317	$1,404	$(87)	(6.2)%	$4,061	$4,202	$(141)	(3.4)%
Less capitalized interest costs	171	193	(22)	(11.4)	490	568	(78)	(13.7)
Total	$1,146	$1,211	$(65)	(5.4)	$3,571	$3,634	$(63)	(1.7)

Average debt outstanding	$111,534	$113,980			$113,366	$116,531
Effective interest rate	4.7%	4.9%			4.8%	4.8%

Total interest expense decreased during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, primarily due to lower average debt balances, offset by lower capitalized interest costs.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Provision for income taxes	$1,586	$1,613	$(27)	(1.7)%	$4,450	$4,282	$168	3.9%
Effective income tax rate	22.9%	24.2%			23.4%	23.5%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate and the provision for income taxes for the three months ended September 30, 2019, compared to the similar period in 2018, was primarily due to tax benefits associated with the utilization of capital losses in connection with the disposition of certain assets and businesses, as well as tax benefits from prior year internal restructuring, partially offset by the impact of an increase in income before income taxes in the current period. The effective income tax rate for the nine months ended September 30, 2019 is comparable to the similar period in 2018. The increase in the provision for income taxes during the nine months ended September 30, 2019, compared to the similar period in 2018, was primarily due to the impact of an increase in income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.7 billion at September 30, 2019 and $2.9 billion at December 31, 2018. Interest and penalties related to unrecognized tax benefits were $370 million (after-tax) and $348 million (after-tax) at September 30, 2019 and December 31, 2018, respectively.

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

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that non-GAAP measures provide relevant and useful information, which is used by management, investors and other users of our financial information, as well as by our management in assessing both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
Consolidated Net Income	$5,337	$5,062	$14,571	$13,974
Add:
Provision for income taxes	1,586	1,613	4,450	4,282
Interest expense	1,146	1,211	3,571	3,634
Depreciation and amortization expense	4,114	4,377	12,577	13,051
Consolidated EBITDA	$12,183	$12,263	$35,169	$34,941

Add (Less):
Other (income) expense, net†	$110	$(214)	$1,127	$(499)
Equity in losses of unconsolidated businesses‡	1	3	20	250
Severance charges	—	—	—	339
Acquisition and integration related charges§	—	130	—	344
Product realignment charges§	—	—	—	450
Net gain from dispositions of assets and businesses	(261)	—	(261)	—
Consolidated Adjusted EBITDA	$12,033	$12,182	$36,055	$35,825

† Includes Pension and benefits mark-to-market adjustments and early debt redemption costs, where applicable.
‡ Includes Product realignment charges, where applicable.
§ Excludes depreciation and amortization expense.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

To aid in the understanding of segment performance as it relates to segment operating income, we use the following operating statistics to evaluate the overall effectiveness of our segments:

Wireless retail connections are retail customer device postpaid and prepaid connections. Retail connections under an account may include those from smartphones and basic phones (collectively, phones), as well as tablets and other Internet devices, including wearables and retail IoT devices.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions, except ARPA)	2019	2018	(Decrease)		2019	2018	(Decrease)
Service	$16,433	$16,193	$240	1.5%	$49,042	$48,066	$976	2.0%
Wireless equipment	4,257	4,508	(251)	(5.6)	12,326	13,029	(703)	(5.4)
Other	2,016	1,698	318	18.7	5,481	4,934	547	11.1
Total Operating Revenues	$22,706	$22,399	$307	1.4	$66,849	$66,029	$820	1.2

Connections (‘000): (1)
Wireless retail connections					93,922	93,798	124	0.1
Wireless retail postpaid connections					89,739	89,062	677	0.8
Fios Internet connections					5,867	5,711	156	2.7
Fios video connections					4,203	4,423	(220)	(5.0)
Broadband connections					6,469	6,452	17	0.3
Voice connections					5,904	6,480	(576)	(8.9)

Net Additions in Period (‘000): (2)
Wireless retail	112	55	57	nm	(352)	(424)	72	17.0
Wireless retail postpaid	193	151	42	27.8	118	243	(125)	(51.4)
Wireless retail postpaid phones	239	112	127	nm	149	(24)	173	nm

Churn Rate:
Wireless retail	1.27%	1.24%			1.27%	1.25%
Wireless retail postpaid	1.05%	1.01%			1.03%	0.98%
Wireless retail postpaid phones	0.79%	0.77%			0.77%	0.75%

Account Statistics:
Wireless retail postpaid ARPA	$118.89	$117.06	$1.83	1.6	$118.16	$115.34	$2.82	2.4
Wireless retail postpaid accounts (‘000) (1)					33,898	34,005	(107)	(0.3)
Wireless retail postpaid connections per account (1)					2.65	2.62	0.03	1.1

(1)	As of end of period

(2)	Includes certain adjustments
nm - not meaningful

Consumer’s total operating revenues increased $307 million, or 1.4%, and $820 million, or 1.2%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018, primarily as a result of increases in Service and Other revenues, partially offset by decreases in Wireless equipment revenue.

Service Revenue
Service revenue increased $240 million, or 1.5%, and $976 million, or 2.0%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018. These increases were driven by increases in wireless service and Fios revenues, partially offset by decreases in wireline voice and DSL services.

Wireless service revenue increased 2.1% and 2.8%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018. These increases were due to increases in wireless access revenue, driven by customers shifting to higher access plans including unlimited plans and increases in the number of devices per account, the declining fixed-term subsidized plan base and data usage growth from reseller accounts. Wireless retail postpaid ARPA increased 1.6% and 2.4%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018.

For the three and nine months ended September 30, 2019, Fios revenue totaled $2.8 billion and $8.3 billion, respectively, and increased 1.7%, and $111 million, or 1.3%, respectively, compared to the similar periods in 2018. These increases are due to a 2.7% increase in Fios Internet connections, reflecting increased demand in higher broadband speeds, partially offset by a 5.0% decrease in Fios video connections, reflecting the ongoing shift from traditional linear video to over-the-top offerings.

Service revenue attributable to wireline voice and DSL broadband services declined during the three and nine months ended September 30, 2019, compared to the similar periods in 2018. The declines are primarily due to a decrease of 8.9% in voice connections resulting primarily from competition and technology substitution with wireless and competing Voice over Internet Protocol (VoIP) and cable telephony services.

Wireless Equipment Revenue
Wireless equipment revenue decreased $251 million, or 5.6%, and $703 million, or 5.4%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018, as a result of overall declines in wireless device sales primarily due to an elongation of the handset upgrade cycle and increased promotions. The decrease during the nine months ended September 30, 2019 was partially offset by a shift to higher priced units in the mix of wireless devices sold.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection package, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue increased $318 million, or 18.7%, and $547 million, or 11.1%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018, primarily due to pricing increases related to our wireless device protection plans.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Cost of services	$4,035	$3,850	$185	4.8%	$11,761	$11,465	$296	2.6%
Cost of wireless equipment	4,291	4,379	(88)	(2.0)	12,342	12,948	(606)	(4.7)
Selling, general and administrative expense	4,085	3,947	138	3.5	12,090	11,426	664	5.8
Depreciation and amortization expense	2,806	3,010	(204)	(6.8)	8,581	8,982	(401)	(4.5)
Total Operating Expenses	$15,217	$15,186	$31	0.2	$44,774	$44,821	$(47)	(0.1)

Cost of Services
Cost of services increased $185 million, or 4.8%, and $296 million, or 2.6%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018, primarily due to increases in rent expense as a result of adding capacity to the networks to support demand and increases in costs related to the device protection package offered to our wireless retail postpaid customers, as well as regulatory fees. These increases were partially offset by decreases in employee-related costs primarily due to the Voluntary Separation Program, as well as decreases in access costs and roaming.

Cost of Wireless Equipment
Cost of wireless equipment decreased $88 million, or 2.0%, and $606 million, or 4.7%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018, primarily as a result of declines in the number of wireless devices sold as a result of an elongation of the handset upgrade cycle. The decrease during the nine months ended September 30, 2019 was partially offset by a shift to higher priced devices in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $138 million, or 3.5%, and $664 million, or 5.8%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018, primarily due to increases in sales commission and bad debt expense, and an increase in advertising costs for the nine months ended September 30, 2019. The increase in sales commission expense was due to a lower net deferral of commission costs in the current year as compared to the prior year as a result of the adoption of Topic 606 on January 1, 2018 using a modified retrospective approach. These increases were partially offset by decreases in employee-related costs primarily due to the Voluntary Separation Program for both the three and nine months ended September 30, 2019.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $204 million, or 6.8%, and $401 million, or 4.5%, during the three and nine months ended September 30, 2019, respectively, compared to the similar periods in 2018, driven by the change in the mix of total Verizon depreciable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Segment Operating Income	$7,489	$7,213	$276	3.8%	$22,075	$21,208	$867	4.1%
Add Depreciation and amortization expense	2,806	3,010	(204)	(6.8)	8,581	8,982	(401)	(4.5)
Segment EBITDA	$10,295	$10,223	$72	0.7	$30,656	$30,190	$466	1.5
Segment operating income margin	33.0%	32.2%			33.0%	32.1%
Segment EBITDA margin	45.3%	45.6%			45.9%	45.7%

The changes in the table above during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Global Enterprise	$2,714	$2,782	$(68)	(2.4)%	$8,078	$8,416	$(338)	(4.0)%
Small and Medium Business	2,899	2,729	170	6.2	8,392	7,905	487	6.2
Public Sector and Other	1,472	1,455	17	1.2	4,435	4,322	113	2.6
Wholesale	800	927	(127)	(13.7)	2,467	2,884	(417)	(14.5)
Total Operating Revenues (1)	$7,885	$7,893	$(8)	(0.1)	$23,372	$23,527	$(155)	(0.7)

Connections (‘000): (2)
Wireless retail postpaid connections					24,732	23,073	1,659	7.2
Fios Internet connections					322	302	20	6.6
Fios video connections					77	74	3	4.1
Broadband connections					492	506	(14)	(2.8)
Voice connections					5,058	5,529	(471)	(8.5)

Net additions in period (‘000): (3)
Wireless retail postpaid	408	364	44	12.1	995	1,063	(68)	(6.4)
Wireless retail postpaid phones	205	183	22	12.0	496	494	2	0.4

Churn Rate:
Wireless retail postpaid	1.22%	1.17%			1.22%	1.16%
Wireless retail postpaid phones	0.98%	0.95%			0.99%	0.95%

(1)
Service and other revenues included in our Business segment amounted to approximately $7.0 billion and $20.9 billion for the three and nine months ended September 30, 2019, respectively, and approximately $7.1 billion and $21.1 billion for the three and nine months ended September 30, 2018, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $880 million and $2.5 billion for the three and nine months ended September 30, 2019, respectively, and approximately $845 million and $2.4 billion for the three and nine months ended September 30, 2018, respectively.

(2)	As of end of period

(3)	Includes certain adjustments

Business’s total operating revenues decreased 0.1%, and $155 million, or 0.7%, during the three and nine months ended September 30, 2019, compared to the similar periods in 2018. The decrease for both the three and nine months ended September 30, 2019 was primarily a result of decreases in Global Enterprise and Wholesale revenues, partially offset by increases in Small and Medium Business and Public Sector and Other revenues.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased $68 million, or 2.4%, and $338 million, or 4.0%, during the three and nine months ended September 30, 2019, respectively compared to the similar periods in 2018, primarily due to declines in traditional data and voice communication services as a result of competitive price pressures.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, tailored voice and networking products, Fios services, IP Networking, advanced voice solutions, security and managed information technology services to our U.S.-based customers that do not meet the requirements to be categorized as Global Enterprise.

Small and Medium Business revenues increased $170 million, or 6.2%, and $487 million, or 6.2%, during the three and nine months ended September 30, 2019, respectively compared to the similar periods in 2018. These increases were primarily due to an increase in wireless postpaid service revenue of 9.8% and 11.8% during the three and nine months ended September 30, 2019, respectively, as a result of increases in the amount of wireless retail postpaid connections. These increases were further driven by increased wireless equipment revenue resulting from a shift to higher priced units in the mix of wireless devices sold and increases in the number of wireless devices sold, increased revenue related to our wireless device protection package, as well as increased revenue related to Fios services. These revenue increases were partially offset by revenue declines related to the loss of voice and DSL service connections.

For the three and nine months ended September 30, 2019, Fios revenues totaled $228 million and $684 million, respectively, and increased 12.9% and $87 million, or 14.5%, respectively, compared to the similar periods in 2018, reflecting the increase in total connections, as well as increased demand in higher broadband speeds.

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

Public Sector and Other revenues increased 1.2%, and $113 million, or 2.6%, during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, respectively, due to increases in networking and wireless postpaid service revenue as a result of an increase in wireless retail postpaid connections. Revenues also increased during the nine months ended September 30, 2019 due to increases in customer premise equipment.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased $127 million, or 13.7%, and $417 million, or 14.5%, during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, respectively, due to declines in core data and traditional voice services resulting from the effect of technology substitution and continuing contraction of market rates due to competition.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Cost of services	$2,666	$2,657	$9	0.3%	$7,838	$8,027	$(189)	(2.4)%
Cost of wireless equipment	1,190	1,110	80	7.2	3,356	3,247	109	3.4
Selling, general and administrative expense	2,042	1,900	142	7.5	5,984	5,694	290	5.1
Depreciation and amortization expense	1,010	1,072	(62)	(5.8)	3,098	3,190	(92)	(2.9)
Total Operating Expenses	$6,908	$6,739	$169	2.5	$20,276	$20,158	$118	0.6

Cost of Services
Cost of services increased 0.3%, and decreased $189 million, or 2.4%, during the three and nine months ended September 30, 2019, compared to the similar periods in 2018. The increase during the three months ended September 30, 2019, compared to the similar period in 2018, was primarily due to increases in regulatory fees, which were partially offset by lower access costs resulting from a reduction of voice connections. The decrease during the nine months ended September 30, 2019, compared to the similar period in 2018, was primarily due to lower access costs resulting from a reduction of voice connections, as well as lower employee-related costs associated with the lower headcount resulting from the Voluntary Separation Program, offset by an increase in regulatory fees.

Cost of Wireless Equipment
Cost of wireless equipment increased $80 million, or 7.2%, and $109 million, or 3.4%, during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, primarily due to a shift to higher priced units in the mix of wireless devices sold and an increase in the number of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $142 million, or 7.5%, and $290 million, or 5.1%, during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, primarily driven by increases in advertising expenses and sales commission expense, which were partially offset by decreases in employee-related costs resulting from the Voluntary Separation Program. The increase in sales commission expense was due to a lower net deferral of commission costs in the current year as compared to the prior year as a result of the adoption of Topic 606 on January 1, 2018 using a modified retrospective approach.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $62 million, or 5.8%, and $92 million, or 2.9%, during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, driven by the change in the mix of total Verizon depreciable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2019	2018	(Decrease)		2019	2018	(Decrease)
Segment Operating Income	$977	$1,154	$(177)	(15.3)%	$3,096	$3,369	$(273)	(8.1)%
Add Depreciation and amortization expense	1,010	1,072	(62)	(5.8)%	3,098	3,190	(92)	(2.9)
Segment EBITDA	$1,987	$2,226	$(239)	(10.7)	$6,194	$6,559	$(365)	(5.6)

Segment operating income margin	12.4%	14.6%			13.2%	14.3%
Segment EBITDA margin	25.2%	28.2%			26.5%	27.9%

The changes in the table above during the three and nine months ended September 30, 2019, compared to the similar periods in 2018, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	$—	$—	$—	$339
Other income (expense), net	291	(454)	195	(454)
Acquisition and integration related charges
Selling, general and administrative expense	—	130	—	344
Depreciation and amortization expense	—	7	—	20
Product realignment charges
Cost of services	—	—	—	303
Selling, general and administrative expense	—	—	—	147
Equity in losses of unconsolidated businesses	—	—	—	207
Depreciation and amortization expense	—	—	—	1
Early debt redemption costs
Other income (expense), net	—	476	1,544	725
Net gain from dispositions of assets and businesses
Selling, general and administrative expense	(261)	—	(261)	—
Total	$30	$159	$1,478	$1,632

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
Within Total Operating Expenses	$(261)	$137	$(261)	$1,154
Within Equity in losses of unconsolidated businesses	—	—	—	207
Within Other income (expense), net	291	22	1,739	271
Total	$30	$159	$1,478	$1,632

Severance, Pension and Benefits Charges (Credits)
During the three and nine months ended September 30, 2019, we recorded a net pre-tax remeasurement loss of $291 million and $195 million, respectively, in our pension plans triggered by the Voluntary Separation Program for select U.S.-based management employees and other headcount reduction initiatives. Pension and benefit activity was recorded in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur.

Severance charges recorded during the nine months ended September 30, 2018 were recorded in Selling, general and administrative expense and are exclusive of acquisition related severance charges.

During the three and nine months ended September 30, 2018, we recorded a net pre-tax remeasurement gain of $454 million triggered by the collective bargaining negotiations, primarily driven by a $1.1 billion credit due to a change in our discount rate assumption used to determine the current year liabilities of our pension plans, offset by a $599 million charge due to the difference between our estimated return on assets and our actual return on assets. Pension and benefit activity was recorded in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur.

See Note 9 to the condensed consolidated financial statements for additional information related to our 2019 pension and benefits charges and credits.

Acquisition and Integration Related Charges
Acquisition and integration related charges recorded during the three and nine months ended September 30, 2018 primarily related to the acquisition of Yahoo’s operating business in June 2017.

Product Realignment Charges
Product realignment charges recorded during the nine months ended September 30, 2018 primarily related to the discontinuation of the go90 platform and associated content.

Early Debt Redemption Costs
During the nine months ended September 30, 2019, we recorded early debt redemption costs of $1.5 billion in connection with the tender offers of notes issued by Verizon with coupon rates ranging from 4.672% to 5.012% and maturity dates ranging from 2054 to 2055.

During the three and nine months ended September 30, 2018, we recorded early debt redemption costs of $476 million and $725 million, respectively, primarily related to the 2018 September tender offers for 8 series of notes issued by Verizon with coupon rates ranging from 3.850% to 5.012% with maturity dates ranging from 2039 to 2055. In addition, during the nine months ended September 30, 2018, we recorded losses on early debt redemptions mainly related to the 2018 March tender offers for 13 series of notes issued by Verizon with coupon rates ranging from 1.750% to 5.012% with maturity dates ranging from 2021 to 2055.

Net Gain from Dispositions of Assets and Businesses
During the three and nine months ended September 30, 2019, we recorded a pre-tax net gain from dispositions of assets and businesses of $261 million in connection with the sale of various real estate properties and businesses.

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2019	2018	Change
Cash Flows Provided By (Used In)
Operating activities	$26,748	$26,244	$504
Investing activities	(12,157)	(13,136)	979
Financing activities	(14,301)	(12,421)	(1,880)
Increase in cash, cash equivalents and restricted cash	$290	$687	$(397)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $504 million during the nine months ended September 30, 2019, compared to the similar period in 2018, primarily due to an increase in earnings and a decrease in discretionary contributions to qualified employee benefit plans, offset by changes in working capital, which includes an increase in cash income taxes, and severance payments as a result of the Voluntary Separation Program during the nine months ended September 30, 2019, compared to the similar period in 2018. We made $300 million and $1.7 billion in discretionary employee benefits contributions during the nine months ended September 30, 2019 and 2018, respectively, to our defined benefit pension plan. As a result of the discretionary pension contributions, we expect that there will be no required pension funding until 2024, which will continue to benefit future cash flows. Further, the funded status of our qualified pension plan improved as a result of the contributions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to our use of capital resources to facilitate the introduction of new products and services, enhance our responsiveness to competitive challenges, maintain our existing infrastructure and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, were as follows:

	Nine Months Ended
	September 30,
(dollars in millions)	2019	2018
Capital expenditures (including capitalized software)	$12,332	$12,026
Total as a percentage of revenue	12.7%	12.5%

Capital expenditures increased during the nine months ended September 30, 2019 primarily due to an increase in investments to support multi-use fiber assets, which support the densification of our 4G LTE network and 5G technology deployment. Our investments are primarily related to network infrastructure to support the business.

Acquisitions
In 2019, the FCC completed two millimeter wave spectrum license auctions. Through September 30, 2019, we paid cash deposits of approximately $521 million for spectrum licenses in connection with these auctions. See Note 3 to the condensed consolidated financial statements for additional information.

During the nine months ended September 30, 2019, we completed various other acquisitions for an insignificant amount of cash consideration.

Disposition
During 2019, we received gross proceeds of approximately $1.0 billion for a sale-leaseback transaction for buildings and real estate. See Note 5 to the condensed consolidated financial statements for additional information.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2019 and 2018, net cash used in financing activities was $14.3 billion and $12.4 billion, respectively.

During the nine months ended September 30, 2019, our net cash used in financing activities of $14.3 billion was primarily driven by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $12.5 billion, cash dividends of $7.5 billion, and repayments of asset-backed long-term borrowings of $5.3 billion. These uses of cash were partially offset by proceeds from long-term borrowings of $8.4 billion and proceeds from asset-backed long-term borrowings of $4.0 billion.

At September 30, 2019, our total debt of $109.6 billion included unsecured debt of $100.8 billion and secured debt of $8.8 billion. At December 31, 2018, our total debt of $113.1 billion included unsecured debt of $103.0 billion and secured debt of $10.1 billion. During the nine months ended September 30, 2019 and 2018, our effective interest rate was 4.8%. See Note 6 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

Other, net
Other, net financing activities during the nine months ended September 30, 2019 includes $526 million premium paid due to early extinguishment of debt.

Credit Facilities
As of September 30, 2019, the unused borrowing capacity under our $9.5 billion credit facility was approximately $9.4 billion. The credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. We use the credit facility for the issuance of letters of credit and for general corporate purposes.

In March 2016, we entered into a $1.0 billion credit facility insured by Eksportkreditnamnden, an export credit agency, with a maturity date of December 2024. As of September 30, 2019, the outstanding balance was $647 million. We used this credit facility to finance network equipment-related purchases.

In July 2017, we entered into credit facilities insured by various export credit agencies providing us with the ability to borrow up to $4.0 billion to finance equipment-related purchases with maturity dates ranging from July 2022 to May 2027. The facilities have multiple borrowings available, portions of which extend through October 2019 contingent upon the amount of eligible equipment-related purchases that we make. During the nine months ended September 30, 2019, we drew $874 million from these facilities. As of September 30, 2019, we had an outstanding balance of $3.4 billion.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $7.5 billion and $7.3 billion in cash dividends during the nine months ended September 30, 2019 and 2018, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at September 30, 2019 totaled $3.0 billion, a $275 million increase compared to December 31, 2018, primarily as a result of the factors discussed above.

Restricted cash totaled $1.2 billion at both September 30, 2019 and December 31, 2018, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2019	2018	Change
Net cash provided by operating activities	$26,748	$26,244	$504
Less Capital expenditures (including capitalized software)	12,332	12,026	306
Free cash flow	$14,416	$14,218	$198

The increase in free cash flow during the nine months ended September 30, 2019, compared to the similar period in 2018, is a reflection of the increase in operating cash flows, partially offset by the increase in capital expenditures discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. Negotiations and executions of new ISDA master agreements and CSA agreements with our counterparties continued throughout 2018 and 2019. The newly executed CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At September 30, 2019, we held an insignificant amount and at December 31, 2018, we posted approximately $0.1 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 8 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2019, approximately 81% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $217 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and our interest rate derivative transactions utilize interest rates that are linked to the London Inter-Bank Offered Rate (LIBOR) as the benchmark rate.  LIBOR is the subject of recent U.S. and international regulatory guidance and proposals for reform.  These reforms and other pressures may cause LIBOR to become unavailable or to perform or be reported differently than in the past.  The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions.  We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt, taking into account the impact of our interest rate hedging.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates based on the London Interbank Offered Rate, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2019, the fair value of the asset and liability of these contracts were $849 million and $212 million, respectively. At December 31, 2018, the fair value of the asset and liability of these contracts were insignificant and $813 million, respectively. At September 30, 2019 and December 31, 2018, the total notional amount of the interest rate swaps was $17.0 billion and $19.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At September 30, 2019, the fair value of the liability of these contracts was $886 million. At December 31, 2018, the fair value of the liability of these contracts was $60 million. At September 30, 2019 and December 31, 2018, the total notional amount of the forward starting interest rate swaps was $3.0 billion and $4.0 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. The fair value of the asset and liability of these contracts were insignificant at both September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the total notional value of these contracts was $975 million and $2.2 billion, respectively.

Foreign Currency Translation
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At September 30, 2019, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $79 million at September 30, 2019 and $220 million at December 31, 2018. At September 30, 2019 and December 31, 2018, the fair value of the liability of these contracts was $1.4 billion and $536 million, respectively. At September 30, 2019 and December 31, 2018, the total notional amount of the cross currency swaps was $22.2 billion and $16.6 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At September 30, 2019, the fair value of the liability of these contracts was insignificant. At September 30, 2019 and December 31, 2018, the total notional amount of the foreign exchange forwards was $1.1 billion and $600 million, respectively.

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

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item I. "Business" included in our Current Report on Form 8-K dated August 8, 2019.

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

Recently Issued Accounting Standards
See Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting standard updates not yet adopted as of September 30, 2019.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2019.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2019. At September 30, 2019, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: October 30, 2019	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).