Form 10-K
period 2019-12-31
VERIZON COMMUNICATIONS INC
filed 2020-02-21
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware		23-2259884
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1095 Avenue of the Americas
New York,	New York	10036
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
2.375% Notes due 2022	VZ22A	New York Stock Exchange
0.500% Notes due 2022	VZ22B	New York Stock Exchange
1.625% Notes due 2024	VZ24B	New York Stock Exchange
4.073% Notes due 2024	VZ24C	New York Stock Exchange
0.875% Notes due 2025	VZ25	New York Stock Exchange
3.250% Notes due 2026	VZ26	New York Stock Exchange
1.375% Notes due 2026	VZ26B	New York Stock Exchange
0.875% Notes due 2027	VZ27E	New York Stock Exchange
1.375% Notes due 2028	VZ28	New York Stock Exchange
1.875% Notes due 2029	VZ29B	New York Stock Exchange
1.250% Notes due 2030	VZ30	New York Stock Exchange
1.875% Notes due 2030	VZ30A	New York Stock Exchange
2.625% Notes due 2031	VZ31	New York Stock Exchange
2.500% Notes due 2031	VZ31A	New York Stock Exchange
0.875% Notes due 2032	VZ32	New York Stock Exchange
4.750% Notes due 2034	VZ34	New York Stock Exchange
3.125% Notes due 2035	VZ35	New York Stock Exchange
3.375% Notes due 2036	VZ36A	New York Stock Exchange
2.875% Notes due 2038	VZ38B	New York Stock Exchange
1.500% Notes due 2039	VZ39C	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
At June 30, 2019, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $236,226,048,492.
At January 31, 2020, 4,135,863,778 shares of the registrant’s common stock were outstanding, after deducting 155,569,868 shares held in treasury.

Documents Incorporated By Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2019 (Parts I and II).
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2020 Annual Meeting of Shareholders (Part III).

PART I

Item 1. Business
General
Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. Formerly known as Bell Atlantic Corporation (Bell Atlantic), we were incorporated in 1983 under the laws of the State of Delaware. We began doing business as Verizon on June 30, 2000 following our merger with GTE Corporation. We have a highly diverse workforce of approximately 135,000 employees as of December 31, 2019.

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network under the Fios brand and over a traditional copper-based network to customers who are not served by Fios. In 2019, the Consumer segment’s revenues were $91.1 billion, representing approximately 69% of Verizon’s consolidated revenues. As of December 31, 2019, Consumer had approximately 95 million wireless retail connections, 6 million broadband connections and 4 million Fios video connections.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, video and data services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. In 2019, the Business segment's revenues were $31.4 billion, representing approximately 24% of Verizon’s consolidated revenues. As of December 31, 2019, Business had approximately 25 million wireless retail postpaid connections and approximately 489 thousand broadband connections.

Additional discussion of our reportable segments is included in the 2019 Verizon Annual Report to Shareholders under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" and - "Segment Results of Operations" and in Note 13 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which are incorporated by reference into this report.

Service and Product Offerings
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

Wireless
We offer wireless services and equipment to customers of both Consumer and Business.

Wireless Services
Our Consumer and Business segments provide a wide variety of wireless services accessible on a broad range of devices. Customers can obtain our wireless services on a postpaid or prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers that are directly served and managed by Verizon and use Verizon branded services. A single account may include monthly wireless services for a variety of connected devices. A retail postpaid connection represents an individual line of service for a wireless device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. Approximately 96% of our Consumer retail connections were postpaid connections as of December 31, 2019.

We offer various postpaid and prepaid service plans tailored to the needs of our customers. Depending on those needs at a particular time, our plans may include features related to, among other things: unlimited or metered domestic and/or international voice, data, and texting; the ability to share data allowances and/or use data allowances in different periods; high definition voice and video features; the ability to use a device as a Wi-Fi hotspot; and varying data rates depending on the plan and usage on that plan. Our service offerings vary from time to time based on customer needs, technology changes and market conditions and may be provided as standard plans or as part of limited time promotional offers.

Access to the Internet is available on all smartphones and nearly all basic phones. In addition, our customers can access the Internet at broadband speeds on notebook computers and tablets that are either wireless-enabled or that are used in conjunction with separate dedicated devices that provide a mobile Wi-Fi connection.

As of January 2017, we no longer offer Consumer customers new fixed-term, subsidized service plans for phones; however, we continue to offer subsidized plans to our Business customers. We also continue to service existing plans for customers who have not yet purchased and activated devices under the Verizon device payment program.

Wireless Equipment
Consumer and Business offer several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled Internet devices, such as tablets, laptop computers and netbooks, and other wireless-enabled connected devices, such as smart watches and other wearables. In certain cases, we permit customers to acquire equipment from us using device payment plans, which permit the customer to pay for the device in installments over time.
Verizon Consumer Group
In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including Internet, video and voice services, and wireless network access to resellers on a wholesale basis.

Residential Fixed Services. We provide residential fixed connectivity solutions to customers over our 100% fiber-optic network under the Fios brand, and over a traditional copper-based network to customers who are not served by Fios. During 2018, we commercially launched fifth-generation (5G) wireless technology for the home (5G Home) on proprietary standards in four U.S. markets and on global standards in a fifth market in 2019.

We offer residential fixed services tailored to the needs of our customers. Depending on those needs at a particular time, our services may include features related to, among other things: Internet access at different speed tiers using fiber-optic, copper or wireless technology; video services that may feature a variety of channel options, video on demand products, cloud-based services and digital video recording capabilities; over-the-top video services; and voice services.

Network Access Services. We sell network access to mobile virtual network operators (MVNOs) on a wholesale basis, who in turn resell wireless service under their own brand(s) to consumers.

Verizon Business Group
In addition to the wireless services and equipment discussed above, our Business segment provides communications products and enhanced services, including video and data services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT products and services.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers. In 2019, Global Enterprise revenues were $10.8 billion, representing approximately 34% of Business’s total revenues.

Global Enterprise offers a broad portfolio of connectivity, security and professional services designed to enable our customers to optimize their business operations, mitigate business risks and capitalize on data. These services include the following:

•
Network Services. We offer a portfolio of network connectivity products to help our customers connect with their employees, partners, vendors, and customers. These products include private networking services, private cloud connectivity services, virtual and software defined networking services, and Internet access services.

•
Advanced Communications Services. We offer a suite of services to our customers to help them communicate with their employees, partners, vendors, constituents and customers. These products include Internet Protocol (IP)-based voice services, unified communications and collaboration tools and customer contact center solutions.

•
Security services. We offer a suite of management and data security services that help our customers protect, detect and respond to security threats to their networks, data, applications and infrastructure.

•
Core services. We provide a portfolio of domestic and global voice and data solutions utilizing traditional telecommunications technology, including voice calling, messaging services, conferencing, contact center solutions and private line and data access networks. Core services also include the provision of customer premises equipment, and installation, maintenance and site services.

•
IoT services. We provide the network access required to deliver various IoT products and services. We work with companies that purchase network access from us to connect their Open Development-certified devices, bundled together with their own solutions, which they sell to end users. We are building IoT capabilities by leveraging business models that monetize usage on our networks at the connectivity, platform and solution layers.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, tailored voice and networking products, Fios services, IP networking, advanced voice solutions, security and managed information technology (IT) services to our U.S.-based customers that do not meet the requirements to be categorized as Global Enterprise. In 2019, Small and Medium Business revenues were $11.5 billion, representing approximately 36% of Business’s total revenues.

In addition to the wireless services and equipment discussed above, Small and Medium Business provides fixed connectivity solutions comparable to the residential fixed services provided by Consumer, as well as business services and connectivity similar to the products and services offered by Global Enterprise, in each case with features and pricing designed to address the needs of small and medium businesses.

Public Sector and Other
Public Sector and Other offers wireless products and services as well as wireline connectivity and managed solutions to U.S. federal, state and local governments and educational institutions. These services include the business services and connectivity similar to the products and services offered by Global Enterprise, in each case, with features and pricing designed to address the needs of governments and educational institutions. In 2019, Public Sector and Other revenues were $5.9 billion, representing approximately 19% of Business’s total revenues.

Public Sector and Other also includes solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management in the United States and around the world.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers. In 2019, Wholesale revenues were $3.2 billion, representing approximately 10% of Business’s total revenues. A portion of Wholesale revenues are generated by a few large telecommunications companies, most of which compete directly with us. Wholesale's services include:

•	Data services. We offer a portfolio of data services with varying speeds and options to enhance our Wholesale customers’ networks and provide connections to their end-users and subscribers.

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

Distribution
We use a combination of direct, indirect and alternative distribution channels to market and distribute our products and services to Consumer customers.

Our direct channel, including our company-operated stores, is a core component of our distribution strategy. Our sales and service centers also represent a significant distribution channel for our services.

Our indirect/digital partners channel includes agents that sell our wireless and wireline products and services at retail locations throughout the U.S., as well as through the Internet. The majority of these sales are made under exclusive selling arrangements with us. We also have relationships with high-profile national retailers that sell our wireless and wireline products and services, as well as convenience store chains that sell our wireless prepaid products and services. In 2019, we grew our digital channel and expanded omni channel experiences for our customers to offer choice and convenience.

In addition to our direct channel, our Business segment has additional distribution channels that include business solution fulfillment provided by resellers, non-stocked device fulfillment performed by distributors and integrated mobility services provided by system integrators and resellers.

Competition and Related Trends
The telecommunications industry is highly competitive. We expect competition to remain intense as traditional and non-traditional participants seek increased market share.

With respect to our wireless connectivity products and services, we compete against other national wireless service providers, including AT&T Inc., Sprint Corporation and T-Mobile USA, Inc., as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from wireless service providers, including Verizon, and resell it to their customers. Resellers may include cable companies. Competition remains intense as a result of high rates of smartphone penetration in the wireless market, increased network investment by our competitors, the development and deployment of new technologies, such as 5G, the introduction of new products and services, offerings that include additional premium content, new market entrants, the availability of additional licensed and unlicensed spectrum, and regulatory changes. In 2019, we began offering Apple Music and Disney+ to customers as part of their Unlimited plans. Competition may also increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers and as MVNOs resell wireless communication services.

We also face competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft Corporation, Alphabet Inc., Apple Inc. and others are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service, as well as alternative means of accessing video content.

With respect to our wireline connectivity services, we compete against cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, Internet service providers, over-the-top (OTT) providers and other companies that offer network services and managed enterprise solutions. Cable operators have increased the size and capacity of their networks in order to deliver digital products and services. We introduced offerings that provide customized Internet and video packages. Several major cable operators also offer bundles with wireless services through strategic relationships. Customers have more choices for obtaining video content from various online services. We expect the market will continue to shift from traditional linear video to OTT offerings. We expect customer migration from traditional voice services to wireless services to continue as a growing number of customers place greater value on mobility and wireless companies position their services as a landline alternative. We also face increasing competition from cable operators and other providers of VoIP services, as well as Internet portal providers.

We believe that the following are the most important competitive factors and trends in the telecommunications industry:

•
Network reliability, speed and coverage. We consider networks that consistently provide high-quality, fast and reliable service to be a key differentiator in the market and driver of customer satisfaction. Lower prices, improved service quality and new service offerings, which in many cases include video content, have led to increased customer usage of connectivity services. We and other network-based providers must ensure that our networks can meet these increasing capacity usage requirements and offer highly reliable national coverage.

•
Pricing. With respect to wireless services and equipment, pricing plays an important role in the wireless competitive landscape. As the demand for wireless services continues to grow, wireless service providers are offering a range of service plans at competitive prices. Many wireless service providers also bundle wireless service offerings with other products and offer promotional pricing and incentives, some of which may be targeted specifically to customers of Verizon. We and other wireless service providers, as well as equipment manufacturers, offer device payment options, which provide customers with the ability to pay for their device over a period of time, and some providers offer device leasing arrangements. In addition, aggressive device promotions have become more common in an effort to gain a greater share of subscribers interested in changing carriers. With respect to wireline services, pricing is used by competitors to capture market share from incumbents, and it is a significant factor as non-traditional modes of providing communication services emerge and new entrants compete for customers. For example, VoIP and portal-based voice and video calling is often free or nearly free to customers and is often supported by advertising revenues.

•
Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting new customers, including those of other providers. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services and focusing on their needs in order to promote long-term relationships and minimize churn. The Verizon Up program, for example, was launched to promote long-term relationships with our Consumer customers. The program offers a variety of rewards to customers in exchange for points in connection with their account-related transactions.

Customer service is highly valued by our Business customers. We provide Global Enterprise and Public Sector and Other customers with ready access to their system and performance information, and we conduct proactive testing of our networks to identify issues before they affect our customers. We service our Small and Medium Business customers through service representatives and online support, as well as through store-based representatives for small business customers. For Wholesale customers, we pursue service improvement through continued system automation initiatives.

•
Product differentiation. Customer and revenue growth are increasingly dependent on the development of new and enhanced products and services, as the delivery of new and innovative products and services has been accelerating. Customers are shifting their focus from access to applications and are seeking ways to leverage their broadband, video and wireless connections. To compete effectively, providers need to continuously review, improve and refine their product portfolio and develop and rapidly deploy new products and services tailored to the needs of customers. We continue to pursue the development and rapid deployment of new and innovative products and services, both independently and in collaboration with application providers, content providers and device manufacturers. Features such as wireless and wireline inter-operability are becoming increasingly important, driven by both customer demand and technological advancement.

•
Sales and distribution. A key to achieving sales success in the consumer and small and medium business sectors of the wireless industry is the reach and quality of sales channels and distribution points. We seek to optimally vary distribution channels among our company-operated stores selling wireless products and services, outside sales teams and telemarketing, web-based sales and fulfillment capabilities, our extensive indirect distribution network of retail outlets and our sale of wireless service to resellers, which resell wireless services to their end-users.

In addition to these competitive factors and trends, companies with a global presence are increasingly competing with us in our Business segment. A relatively small number of telecommunications and integrated service providers with global operations serve customers in the global enterprise market and, to a lesser extent, the global wholesale market. We compete with these providers for large contracts to provide integrated solutions to global enterprises. Many of these companies have strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition that may affect our future revenue growth.

In the Global Enterprise and Public Sector and Other markets, competition remains high, primarily as a result of increased industry focus on technology convergence. We compete in this area with system integrators, carriers, and hardware and software providers. In addition, some of the largest information technology services companies are making strategic acquisitions, divesting non-strategic assets and forging new alliances to improve their cost structure. Many new alliances and acquisitions have focused on emerging fields, such as cloud computing, software defined network, communication applications and other computing tasks via networks, rather than by the use of in-house machines.

In the Small and Medium Business market, customer purchasing behaviors and preferences continue to evolve. Solution speed and simplicity with user interfaces that have a consumer-like "look and feel" are becoming key differentiators for customers who are seeking full life-cycle offers that simplify the process of starting, running and growing their businesses. Several major cable operators also offer bundles with wireless services through strategic relationships.

Our Wholesale business competes with traditional carriers for long-haul, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this business opportunity.

Verizon Media
Our media business, Verizon Media, includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated and third-party search properties as well as mail, news, finance, sports and entertainment offerings, and provides other businesses and partners access to consumers through digital advertising, content delivery and video streaming platforms. In 2019, Verizon Media's revenues were $7.5 billion.

Verizon Media Products and Solutions
Ad Platform
Our Verizon Media Ad Platform provides advertisers and publishers with a simplified suite of intelligent advertising solutions across desktop, mobile and television devices. Verizon Media's business is comprised primarily of search advertising, display advertising, Ecommerce and subscriptions.

•
Search advertising. Our search properties serve as a guide for users to discover information on the Internet. Verizon Media serves click-based search advertisements generated by proprietary algorithmic technology, as well as advertisements from partners. Verizon Media provides the underlying search products that facilitate user searches within Verizon Media and third-party partner properties.

•
Display advertising. Display advertising is made up of both graphical and performance-based advertising and takes the form of impression-based contracts, time-based contracts and performance-based contracts. Verizon Media display ads leverage proprietary data signals to identify and engage users on Verizon Media properties and across the web. Through Verizon Media Ad Platform, we provide customers the ability to buy advertising inventory, measure campaigns across screens and advertising formats using self-serve technology or our managed services. We also provide publishers with the ability to monetize their ad inventory.

•
Ecommerce. Our Ecommerce offering includes different types of business models, including facilitating transactions between businesses and consumers, enabling businesses that facilitate transactions for other businesses, and facilitating transactions between consumers.

•
Subscription memberships. Our paid subscription offerings include premium content and services across our mail, news, finance, sports and entertainment properties, privacy and security solutions and computer protection.

Verizon Media Platform
As the digital platform reshapes the delivery of media and entertainment content, there is an increasing need for stable, high-quality video delivery platforms. Our Media Platform offers a scalable platform for delivering content, including live broadcasts, video on demand, games, software and websites to our customers on their devices at any time. This platform is targeted at media and entertainment companies and other businesses that deliver their digital products and services through the Internet.

Global Network and Technology
Our global network architecture is used by both Consumer and Business. Our network technology platforms include both wireless and wireline technologies.

Network Evolution
We are evolving the architecture of our networks to a next-generation multi-use platform, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support both our fiber-based and radio access network technologies. We call this the Intelligent Edge Network. We expect that this new architecture will simplify operations by eliminating legacy network elements, improve our fourth-generation (4G) Long-Term Evolution (LTE) wireless coverage, speed the deployment of 5G wireless technology and create new opportunities in the business market.

5G Deployment
Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We believe 5G technology will be able to provide users with eight capabilities, or currencies. The eight currencies are peak data rates, mobile data volumes, mobility, number of connected devices, energy efficiency of connected devices, service deployment, reduced latency and improved reliability. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of Internet-connected devices grows. During 2018, we commercially launched 5G Home on proprietary standards in four U.S. markets and on global standards in a fifth U.S. market in 2019. We also launched our 5G Ultra Wideband Network in 31 U.S. markets in 2019, as well as several 5G-compatible smartphones.

4G LTE
Our primary wireless network technology platform is 4G LTE, which provides higher data throughput performance for data services at a lower cost compared to that offered by 3G technology. As of December 31, 2019, our 4G LTE network is available in over 700 markets covering approximately 327 million people, including those in areas served by our LTE in Rural America partners. Under this program, we have collaborated with wireless carriers in rural areas to build and operate a 4G LTE network using each carrier’s network assets and our core 4G LTE equipment and 700 Megahertz (MHz) C Block and Advanced Wireless Services (AWS) spectrum.

Wireless Network Reliability and Build-Out
We consider the reliability, coverage and speed of our wireless network as key factors for our continued success. We believe that steady and consistent network and platform investments provide the foundation for innovative products and services. As we design and deploy our network, we focus on the number of successful data sessions the network enables, delivering on our advertised throughput speeds, and the number of calls that are connected on the first attempt and completed without being dropped. We utilize three strategies to maintain the quality of our network: increasing the density of our network elements, deploying new technologies as they are developed and putting additional wireless spectrum into service. We choose among these strategies based on the circumstances present at different times in each of our service areas.

We have been densifying our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. We are also utilizing existing network capabilities to handle increased traffic without interrupting the quality of the customer experience. We continue to deploy advanced technologies to increase both network capacity and data rates.

In order to build and upgrade our existing 4G LTE network and deploy our 5G network, we must complete a variety of steps, which can include securing rights to a large number of sites as well as obtaining zoning and other governmental approvals and fiber facilities, for our macro and small cells, in-building systems and antennas and related radio equipment that comprise distributed antenna systems. We have relationships with a wide variety of vendors that supply various products and services that support our wireless network operations. We utilize tower site management firms as lessors or managers of a portion of our existing leased and owned tower sites.

Our networks include various elements of redundancy designed to enhance the reliability of the services provided to our customers. To mitigate the impact of power disruptions on our operations, we have battery backup at every switch and every macro cell. We also utilize backup generators at a majority of our macro cells and at every switch location. In addition, we have a fleet of portable backup generators that can be deployed, if needed. We further enhance reliability by using a fully redundant Multiprotocol Label Switching backbone network in critical locations.

In addition to our own network coverage, we have roaming agreements with a number of wireless service providers to enable our customers to receive wireless service in nearly all other areas in the U.S. where wireless service is available. We also offer a variety of international wireless voice and data services to our customers through roaming arrangements with wireless service providers outside the U.S.

Fios
Residential broadband service has seen significant growth in bandwidth demand over the past several years, and we believe that demand will continue to grow. We expect the continued emergence of new video services, new data applications and the proliferation of IP devices in the home will continue to drive new network requirements for increased data speeds and throughput. We believe that the Passive Optical Network (PON) technology underpinning Fios positions us well to meet these demands in a cost-effective and efficient manner.

While deployed initially as a consumer broadband network, our PON infrastructure is also experiencing more widespread application in the Business segment, especially as businesses increasingly migrate to Ethernet-based access services.

Global IP
Verizon owns and operates one of the largest global fiber-optic networks in the world, providing connectivity to Business customers in more than 150 countries. Our global IP network includes long-haul, metro and submarine assets that span over 1 million route miles and enable and support international operations.

Global business is rapidly evolving to an "everything-as-a-service" model in which Business customers seek cloud-based, converged enterprise solutions delivered securely via managed and professional services. We are continuing to deploy packet optical transport technology in order to create a global network platform to meet this demand.

Spectrum
The spectrum licenses we hold can be used for mobile wireless voice, video and data communications services. We are licensed by the Federal Communications Commission (FCC) to provide these wireless services on portions of the 800 MHz band, also known as cellular spectrum, the 1800-1900 MHz band, also known as Personal Communication Services (PCS) spectrum, portions of the 700 MHz upper C band and AWS 1 and 3 spectrum in the 1700 and 2100 MHz bands, in areas that, collectively, cover nearly all of the population of the U.S. This spectrum is collectively called low and mid-band spectrum. We are using our low and mid-band spectrum to provide both 3G and 4G LTE wireless services. However, we are increasingly reallocating spectrum previously used for 3G service to provide 4G LTE service. We are also repurposing low and mid-band spectrum to complement our spectrum licenses in the 28 and 39 Gigahertz (GHz) band, collectively called millimeter wave spectrum.

Millimeter wave spectrum is being used for our 5G technology deployment. We anticipate that we will need additional spectrum to meet future demand. This increasing demand is driven by growth in customer connections and the increased usage of wireless broadband services that use more bandwidth and require faster rates of speed, as well as the wider deployment of 5G mobile and fixed services. We can meet our future 4G and 5G spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when future FCC spectrum auctions occur.

From time to time we have exchanged spectrum licenses with other wireless service providers through secondary market swap transactions. We expect to continue to pursue similar opportunities to trade spectrum licenses in order to meet capacity and expansion needs in the future. In certain cases, we have entered into intra-market spectrum swaps designed to increase the amount of contiguous spectrum within frequency bands in a specific market. Contiguous spectrum improves network performance and efficiency. These swaps, as well as any spectrum purchases, require us to obtain governmental approvals.

Information regarding spectrum license transactions is included in the 2019 Verizon Annual Report to Shareholders in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which is incorporated by reference into this report.

Strategic Transactions
During March 2015, we completed a transaction with American Tower Corporation (American Tower) pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers and corresponding ground leases for an upfront payment of $5.0 billion. We have subleased capacity on the towers from American Tower for a minimum of 10 years at current market rates, with options to renew. Under the terms of the lease agreements, American Tower has exclusive rights to lease and operate towers over an average term of approximately 28 years. As the leases expire, American Tower has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. As part of this transaction, we also sold 162 towers for $71 million.

In June 2015, we completed our acquisition of AOL Inc. (AOL), a leader in digital content and advertising. The aggregate cash consideration paid by Verizon at the closing was approximately $3.8 billion.

In April 2016, we completed the sale (Access Line Sale) of our local exchange business and related landline activities in California, Florida and Texas, including Fios Internet and video customers, switched and special access lines and high-speed Internet service and long distance voice accounts in these three states to Frontier Communications Corporation (Frontier) for approximately $10.5 billion (approximately $7.3 billion net of income taxes), subject to certain adjustments and including the assumption of $612 million of indebtedness from Verizon by Frontier. The transaction included the acquisition by Frontier of the equity interests of Verizon’s incumbent local exchange carriers (ILECs) in California, Florida and Texas.

The transaction resulted in Frontier acquiring approximately 3.3 million voice connections, 1.6 million Fios Internet subscribers, 1.2 million Fios video subscribers and the related ILEC businesses from Verizon. Approximately 9,300 Verizon employees who served customers in California, Florida and Texas continued employment with Frontier.

In July 2016, we acquired Telogis, Inc., a global, cloud-based mobile enterprise management software business, for $877 million of cash consideration.

In November 2016, we completed the acquisition of Fleetmatics Group PLC, a global provider of fleet and mobile workforce management solutions, for $60.00 per ordinary share in cash. The aggregate merger consideration was approximately $2.5 billion, including cash acquired of $112 million.

In December 2016, we entered into a definitive agreement, which was subsequently amended in March 2017, with Equinix, Inc. (Equinix) pursuant to which we agreed to sell 23 customer-facing data center sites in the U.S. and Latin America for approximately $3.6 billion, subject to certain adjustments (Data Center Sale). The transaction closed in May 2017.

In February 2016, we entered into a purchase agreement to acquire XO Holdings' wireline business (XO), which owned and operated one of the largest fiber-based IP and Ethernet networks in the U.S. Concurrently, we entered into a separate agreement to utilize certain wireless spectrum from a wholly-owned subsidiary of XO Holdings, NextLink, that held XO's millimeter-wave wireless spectrum. The agreement included an option, subject to certain conditions, to acquire NextLink. In February 2017, we completed our acquisition of XO for total cash consideration of approximately $1.5 billion, of which $100 million was paid in 2015.

In April 2017, we exercised our option to buy NextLink for approximately $493 million, subject to certain adjustments, of which $320 million was prepaid in the first quarter of 2017. The transaction closed in January 2018. The acquisition of NextLink was accounted for as an asset acquisition, as substantially all of the value related to the acquired spectrum. Upon closing, we recorded approximately $657 million of wireless licenses, $110 million of a deferred tax liability and $58 million of other liabilities.

In June 2017, we completed our acquisition of the operating business of Yahoo! Inc. (Yahoo), a leader in search, communications, digital content and advertising. Pursuant to the Purchase Agreement, upon the terms and subject to the conditions thereof, we agreed to acquire the stock of one or more subsidiaries of Yahoo holding all of Yahoo’s operating business for approximately $4.83 billion in cash, subject to certain adjustments. In February 2017, Verizon and Yahoo entered into an amendment to the Purchase Agreement, pursuant to which the Transaction purchase price was reduced by $350 million to approximately $4.48 billion in cash, subject to certain adjustments.

In August 2017, we entered into a definitive agreement to purchase certain fiber-optic network assets in the Chicago market from WideOpenWest, Inc. (WOW!), a leading provider of communications services. The transaction closed in December 2017. In addition, the parties entered into a separate agreement pursuant to which WOW! was to complete the build-out of the network assets in 2019. This build-out was completed in 2019. The total cash consideration for the transactions was approximately $275 million, of which $226 million was paid in December 2017. During 2019 and 2018, the remaining cash consideration was paid.

In 2017, we entered into a transaction to acquire Straight Path Communications Inc., which held certain millimeter-wave spectrum licenses. The transaction closed in February 2018 for total consideration reflecting an enterprise value of approximately $3.1 billion. We are using the spectrum acquired for our 5G technology deployment.

Additional information regarding certain of these strategic transactions is included in the 2019 Verizon Annual Report to Shareholders in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries, which is incorporated by reference into this report.

Patents, Trademarks and Licenses
We own or have licenses to various patents, copyrights, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, copyrights, domain names, trademarks and service marks to protect our intellectual property rights within the United States and abroad. We also actively grant licenses, in exchange for appropriate fees or other consideration and subject to appropriate safeguards and restrictions, to other companies that enable them to utilize certain of our intellectual property rights and proprietary technology as part of their products and services. Such licenses enable the licensees to take advantage of the results of Verizon’s research and development efforts. While these licenses result in valuable consideration for Verizon, we do not believe that the loss of such consideration, or the expiration of any of our intellectual property rights, would have a material effect on our results of operations.

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices alleging that our products or services infringe on third-party patents or other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we sell to our customers, if successful, could require us to pay damages or royalties, or cease offering the relevant products or services.

Acquisitions and Divestitures
Information about our acquisitions and divestitures is included in the 2019 Verizon Annual Report to Shareholders under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Divestitures" and in Note 3 to the consolidated financial statements of Verizon Communications Inc. and subsidiaries, which is incorporated by reference into this report.

Regulatory and Competitive Trends
Regulatory and Competitive Landscape
Verizon operates in a regulated and highly competitive market. Current and potential competitors include other voice and data service providers, such as other wireless companies, traditional telephone companies, cable companies, Internet service providers, software and application providers and other non-traditional competitors. Many of these companies have strong market presence, brand recognition and existing customer relationships, all of which contribute to a highly competitive market that may affect our future revenue growth. Some of our competitors also are subject to fewer regulatory constraints than Verizon. For many services offered by Verizon, the FCC is our primary regulator. The FCC has jurisdiction over interstate telecommunications services and other matters under the Communications Act of 1934, as amended (Communications Act or Act). Other Verizon services are subject to state and local regulation.

Federal, State and Local Regulation
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

Broadband
Verizon offers many different broadband services. Traditionally, the FCC recognized broadband Internet access services as "information services" subject to a "light touch" regulatory approach rather than to the traditional, utilities-style regulations. In 2015, the FCC declared that broadband Internet access services are "telecommunications services" subject to common carriage regulation under Title II of the Communications Act. In December 2017, the FCC adopted an order reversing the 2015 Title II Order to return to "light touch" regulation of broadband Internet access services. The "light touch" portions of this order have been upheld by the U.S. Court of Appeals for the D.C. Circuit but further appeals are likely. The part of the FCC order automatically preempting state action on the subject was vacated, and a number of states are likely to join those that have taken steps to regulate broadband. Regardless of regulation, Verizon remains committed to the open Internet, which provides consumers with competitive choices and unblocked access to lawful websites and content, and our commitment to our customers can be found on our website at http://responsibility.verizon.com/broadband-commitment.

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

Video
Verizon offers a multichannel video service that is regulated like traditional cable service. The FCC has a body of rules that apply to cable operators, and these rules also generally apply to Verizon. In areas where Verizon offers its facilities-based multichannel video services, Verizon has been required to obtain a cable franchise from local government entities, or in some cases a state-wide franchise, and comply with certain one-time and ongoing obligations as a result.

Privacy and Data Security
We are subject to federal, state and international laws and regulations relating to privacy and data security that impact all parts of our business, including wireline, wireless, broadband and the development and roll out of new products, such as those in the media and IoT space. At the federal level, our voice business is subject to the FCC's privacy requirements. Oversight of broadband Internet access privacy and data security is governed by the Federal Trade Commission (FTC). Generally, attention to privacy and data security requirements is increasing at both the state and federal level, and several privacy-related bills have been introduced or are under considerations at each level. Europe's General Data Protection Regulation, which went into effect in May 2018, includes significant penalties for non-compliance. In addition, a new privacy law took effect in California at the beginning of 2020, an additional privacy law is scheduled to take effect in Maine in 2020, and other states are considering additional regulations. These regulations could have a significant impact on our businesses.

Public Safety and Cybersecurity
The FCC plays a role in addressing public safety concerns by regulating emergency communications services and mandating widespread availability of both media (broadcast/cable) and wireless emergency alerting services. In response to cyber attacks that have occurred or could occur in the future, however, the FCC or other regulators may attempt to increase regulation of the cybersecurity practices of providers. The FCC is also addressing the use by American companies of equipment produced by companies imposing potential national security risks, but Verizon does not use such equipment in its network. In addition, due to recent natural disasters, federal and state agencies may attempt to impose regulations to ensure continuity of service during disasters.

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

Information About Our Executive Officers
See Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information about our executive officers.

Employees
As of December 31, 2019, Verizon and its subsidiaries had approximately 135,000 employees. Labor unions represent approximately 23% of our employees.

Information on Our Internet Website
We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at http://www.verizon.com/about/investors as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC). These reports and other information are also available on the SEC's website at www.sec.gov. We periodically provide other information for investors on this website, as well, including news and announcements regarding our financial performance, information on corporate governance and details related to our annual meeting of shareholders. We encourage investors, the media, our customers, business partners and other stakeholders to review the information we post on this channel. Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

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

The following important factors, along with those discussed elsewhere in this report and in other filings with the SEC, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•cyber attacks impacting our networks or systems and any resulting financial or reputational impact;

•natural disasters, terrorist attacks or acts of war or significant litigation and any resulting financial or reputational impact;

•disruption of our key suppliers’ or vendors' provisioning of products or services;

•material adverse changes in labor matters and any resulting financial or operational impact;

•the effects of competition in the markets in which we operate;

•failure to take advantage of developments in technology and address changes in consumer demand;

•	performance issues or delays in the deployment of our 5G network resulting in significant costs or a reduction in the anticipated benefits of the enhancement to our networks;

•	the inability to implement our business strategy;

•	adverse conditions in the U.S. and international economies;

•	changes in the regulatory environment in which we operate, including any increase in restrictions on our ability to operate our networks;

•	our high level of indebtedness;

•
an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets affecting the cost, including interest rates, and/or availability of further financing;

•	significant increases in benefit plan costs or lower investment returns on plan assets;

•	changes in tax laws or treaties, or in their interpretation; and

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
Cyber attacks, including through the use of malware, computer viruses, dedicated denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyber attacks that, individually or in the aggregate, have been material to Verizon's operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber attack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors and other service providers as a result of cyber attacks, even for a limited period of time, may result in significant expenses to Verizon and/or a loss of market share to other communications providers. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption and litigation. Further, certain of Verizon’s businesses, such as those offering security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyber attack. Our presence in the IoT industry, which includes offerings of telematics products and services, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber attacks impacting these products or services. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on Verizon’s results of operation or financial condition.

Natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.
Our business operations are subject to interruption by power outages, terrorist attacks, other hostile acts and natural disasters, including an increasing prevalence of wildfires and intensified storm activities. Such events could cause significant damage to our infrastructure upon which our business operations rely, resulting in degradation or disruption of service to our customers, as well as significant recovery time and expenditures to resume operations. Our system redundancy may be ineffective or inadequate to sustain our operations through all such events. We are implementing, and will continue to implement, measures to protect our infrastructure and operations from the impacts of these events in the future, but these measures and our overall disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of the suppliers that provide us with the equipment and services that we need to operate our business and provide products to our customers. These occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

We depend on key suppliers and vendors to provide equipment that we need to operate our business.
We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with equipment and services, such as fiber, switch and network equipment, smartphones and other wireless devices that we need in order to operate our business and provide products to our customers. For example, our smartphone and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices, and there are a limited number of companies capable of supplying the network infrastructure equipment on which we depend. These suppliers or vendors could fail to provide equipment or service on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of the coronavirus. If such failures occur, we may be unable to provide products and services as and when requested by our customers, or we may be unable to continue to maintain or upgrade our networks. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

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
As of December 31, 2019, approximately 23% of our workforce was represented by labor unions. While we have labor contracts in place with these unions, with subsequent negotiations we could incur additional costs and/or experience work stoppages, which could adversely affect our business operations. In addition, while a small percentage of the workforce of our wireless and other businesses outside of wireline is represented by unions, we cannot predict what level of success unions may have in further organizing this workforce or the potentially negative impact it would have on our operations.

Economic and Strategic Risks
We face significant competition that may reduce our profits.
We face significant competition in our industries. The rapid development of new technologies, services and products have eliminated many of the traditional distinctions among wireless, cable, Internet and local and long distance communication services and brought new competitors to our markets, including other telephone companies, cable companies, wireless service providers, satellite providers and application and device providers. While these changes have enabled us to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. If we are unable to compete effectively, we could experience lower than expected revenues and earnings. A projected sustained decline in any of our reporting units' revenues and earnings could have a significant impact on its fair value and has caused us in the past, and may cause us in the future, to record goodwill impairment charges. The amount of any impairment charge could be significant and could have a material adverse impact on our results of operations for the period in which the charge is taken. In addition, wireless service providers are significantly altering the financial relationships with their customers through commercial offers that vary service and device pricing, promotions, incentives and levels of service provided – in some cases specifically targeting our customers. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industries, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to respond successfully to these competitive challenges, we could experience reduced profits.

If we are not able to take advantage of developments in technology and address changing consumer demand on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.
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

The deployment of our 5G network is subject to a variety of risks, including those related to equipment availability, unexpected costs, and regulatory permitting requirements that could cause deployment delays or network performance issues. These issues could result in significant costs or reduce the anticipated benefits of the enhancements to our networks. If our services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

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

Regulatory and Legal Risks
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

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level, such as those described below, or new laws or regulations enacted to address the potential impacts of climate change, could restrict the ways in which we manage our wireline and wireless networks and operate our Media business, impose additional costs, impair revenue opportunities and potentially impede our ability to provide services in a manner that would be attractive to us and our customers.

•
Privacy and data protection - we are subject to federal, state and international laws related to privacy and data protection. Europe's General Data Protection Regulation, which went into effect in May 2018, includes significant penalties for non-compliance. In addition, a new privacy law took effect in California at the beginning of 2020, an additional privacy law is scheduled to take effect in Maine in 2020, and other states are considering additional regulations. These regulations could have a significant impact on our businesses.

•
Regulation of broadband Internet access services - In its 2015 Title II Order, the FCC nullified its longstanding "light touch" approach to regulating broadband Internet access services and "reclassified" these services as telecommunications services subject to utilities-style common carriage regulation. The FCC repealed the 2015 Title II Order in December 2017, and returned to its traditional light-touch approach for these services. The 2017 order has been affirmed in part by the D.C. Circuit, but further appeals and challenges are possible; the outcome and timing of these or any other challenge remains uncertain. Several states have also adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our services (in some cases different from the FCC’s 2015 rules). The enforceability and effect of these state rules is uncertain.

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
As of December 31, 2019, Verizon had approximately $99.1 billion of outstanding unsecured indebtedness, $9.4 billion of unused borrowing capacity under its existing revolving credit facility and $12.4 billion of outstanding secured indebtedness. Verizon’s debt level and related debt service obligations could have negative consequences, including:

•
requiring Verizon to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on its debt, which would reduce the funds Verizon has available for other purposes, such as working capital, capital expenditures, dividend payments and acquisitions;

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

Adverse changes in the credit markets and other factors could increase our borrowing costs and the availability of financing.
We require a significant amount of capital to operate and grow our business. We fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the credit markets, including increases in interest rates, could increase our cost of borrowing and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness. In addition, our ability to obtain funding under asset-backed debt transactions is subject to our ability to continue to originate a sufficient amount of assets eligible to be securitized. Our borrowing costs also can be affected by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.

Increases in costs for pension benefits and active and retiree healthcare benefits may reduce our profitability and increase our funding commitments.
With approximately 135,000 employees and approximately 191,000 retirees as of December 31, 2019 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including the legislative and regulatory uncertainty regarding the potential modification of the Patient Protection and Affordable Care Act, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. Our total gross investment in property, plant and equipment was approximately $266 billion at December 31, 2019 and $253 billion at December 31, 2018, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in property, plant and equipment consisted of the following:

At December 31,	2019	2018
Network equipment	77.3%	78.0%
Land, buildings and building equipment	12.0%	12.4%
Furniture and other	10.7%	9.6%
	100.0%	100.0%
Network equipment consists primarily of cable (aerial, buried, underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings that are used for administrative and other purposes. Substantially all the switching centers are located on land and in buildings we own due to their critical role in the networks and high set-up and relocation costs. We also maintain facilities throughout the U.S. comprised of administrative and sales offices, customer care centers, retail sales locations, garage work centers, switching centers, cell sites and data centers. Furniture and other consists of telephone equipment, furniture, data processing equipment, office equipment, motor vehicles, plant under construction and leasehold improvements.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for trading in the common stock of Verizon is the New York Stock Exchange under the symbol "VZ". As of December 31, 2019, there were 605,414 shareholders of record.

Stock Repurchases
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of the Company's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions, on the open market, or otherwise, including through plans complying with Rule 10b5-1 under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company's capital allocation priorities.

During the years ended December 31, 2019 and 2018, Verizon did not repurchase any shares of Verizon’s common stock under our previously authorized share buyback program. At December 31, 2019, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

For other information required by this item, see the section entitled "Stock Performance Graph" in the 2019 Verizon Annual Report to Shareholders, which is incorporated herein by reference.

Item 6. Selected Financial Data
Information required by this item is included in the 2019 Verizon Annual Report to Shareholders under the heading "Selected Financial Data," which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is included in the 2019 Verizon Annual Report to Shareholders under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is included in the 2019 Verizon Annual Report to Shareholders under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk," which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
Information required by this item is included in the consolidated financial statements and related notes of Verizon Communications Inc. and Subsidiaries in the 2019 Verizon Annual Report to Shareholders, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2019.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in the 2019 Verizon Annual Report to Shareholders and are incorporated herein by reference.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Hans Vestberg	54	Chairman and Chief Executive Officer	2019
Ronan Dunne	56	Executive Vice President and Group CEO - Verizon Consumer	2019
Matthew D. Ellis	48	Executive Vice President and Chief Financial Officer	2016
Tami A. Erwin	55	Executive Vice President and Group CEO - Verizon Business	2019
K. Guru Gowrappan	39	Executive Vice President and Group CEO - Verizon Media	2019
Kyle Malady	52	Executive Vice President and Chief Technology Officer	2019
Christine Pambianchi	51	Executive Vice President and Chief Human Resources Officer	2019
Rima Qureshi	55	Executive Vice President and Chief Strategy Officer	2017
Craig L. Silliman	52	Executive Vice President and Chief Administrative, Legal and Public Policy Officer	2019
Anthony T. Skiadas	51	Senior Vice President and Controller	2013

Prior to serving as an executive officer, each of the above officers has held high-level managerial positions with the Company or one of its subsidiaries for at least five years, with the exception of Hans Vestberg, who has been with the Company since 2017, Ronan Dunne, who has been with the Company since 2016, K. Guru Gowrappan, who has been with the Company since 2018, Christine Pambianchi, who has been with the Company since 2019 and Rima Qureshi, who has been with the Company since 2017. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

Hans Vestberg is the Chairman and Chief Executive Officer of Verizon. Mr. Vestberg joined the Company in April 2017 as Executive Vice President and President - Global Networks and Technology. He began serving in his current role of Chief Executive Officer in August 2018 and was elected Chairman in March 2019. Prior to joining Verizon, Mr. Vestberg served for six years as President and Chief Executive Officer of Ericsson, a multinational networking and telecommunications equipment and services company headquartered in Sweden.

Ronan Dunne is the Executive Vice President and Group CEO - Verizon Consumer. Mr. Dunne joined the Company in September 2016 as Executive Vice President and President of Verizon Wireless. Prior to joining Verizon, Mr. Dunne served for eight years as Chief Executive Officer of Telefónica UK Limited (O2), the second largest wireless operator in the United Kingdom.

K. Guru Gowrappan is the Executive Vice President and Group CEO - Verizon Media. Mr. Gowrappan joined the Company in April 2018 as the President and Chief Operating Officer of Oath. He began serving in his current role in October 2018. Prior to joining Verizon, Mr. Gowrappan served as the Global Managing Director of Alibaba Inc. from 2015 to 2018 and as the Chief Operating Officer for Quixey, a mobile search engine, from 2012 to 2015.

Christine Pambianchi is the Executive Vice President and Chief Human Resources Officer. Ms. Pambianchi joined the Company in July 2019. Prior to joining Verizon, Ms. Pambianchi led the Human Resources function at Corning Incorporated, a leading innovator in materials science, where she served as Executive Vice President, People and Digital, from 2018 to 2019 and as Senior Vice President, Human Resources, from 2010 to 2018.

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

For other information required by this item, see the sections entitled "Governance — Item 1: Election of Directors — Nominees for Election and — Election Process, — Our Approach to Governance — Where to Find More Information on Governance at Verizon, — Our Board Composition and Structure — Board Committees — Audit Committee and — Our Approach to Strategy and Risk Oversight — Other Risk-Related Matters — Business Conduct and Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation
For information with respect to executive compensation, see the sections entitled "Governance — Non-Employee Director Compensation" and "Executive Compensation — Compensation Discussion and Analysis, — Compensation Committee Report and — Compensation Tables" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders, which are incorporated by reference herein. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled "Stock Ownership —Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the SEC and delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders, which is incorporated herein by reference. In addition, the following table provides other equity compensation plan information:

The following table provides information as of December 31, 2019 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. From May 9, 2009 until May 4, 2017, the Company only issued awards under the 2009 Verizon Communications Inc. Long-Term Incentive Plan and, after May 4, 2017, the Company only issued awards under the 2017 Verizon Communications. Inc. Long-Term Incentive Plan (2017 LTIP). Each of these plans provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries. No new awards are permitted to be issued under any equity compensation plan other than the 2017 LTIP. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2017 LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,259,237	(1)	$—	(2)	88,717,670	(3)
Equity compensation plans not approved by security holders	120,272	(4)	—		—
Total	7,379,509		$—		88,717,670
(1) This amount includes: 7,259,237 of common stock subject to outstanding restricted stock units and performance stock units, including dividend equivalents accrued on such awards through December 31, 2019. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions and Director independence, see the sections entitled "Governance — Our Approach to Governance — Our Approach to Strategy and Risk Oversight — Other Risk-Related Matters — Related Person Transactions and — Our Board Composition and Structure — Our Board's Independence" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders, which are incorporated by reference.

Item 14. Principal Accounting Fees and Services
For information with respect to principal accounting fees and services, see the section entitled "Audit Matters — Item 3: Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2020 Annual Meeting of Shareholders, which are incorporated by reference.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2019. (See Part II.)

(4)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	26

(5)
Exhibits

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8606.

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference).

3b	Bylaws of Verizon, as amended and restated, effective as of December 5, 2019 (filed as Exhibit 3b to Form 8-K filed on December 5, 2019 and incorporated herein by reference).

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

4f	Description of Verizon's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934, filed herewith.

10a	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10b	2009 Verizon Long-Term Incentive Plan, As Amended and Restated (incorporated by reference to Appendix D of the Registrant’s Proxy Statement included in Schedule 14A filed on March 18, 2013).**

	10b(i)	Form of Performance Stock Unit Agreement 2016-2018 Award Cycle (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference).**

	10b(ii)	Form of Restricted Stock Unit Agreement 2016-2018 Award Cycle (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference).**

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
Form of 2017 Restricted Stock Unit Agreement (cash-settled) pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(iv) to Form 10-K for period ended December 31, 2017 and incorporated herein by reference).**

10c(v)
Form of 2018 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference).**

10c(vi)
Form of 2018 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term
Incentive Plan. (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference).**

10c(vii)
2018 Special Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan for H. Vestberg (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2018 and incorporated herein by reference).**

10c(viii)
2018 Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(viii) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

10c(ix)
Special Performance Restricted Stock Unit Agreement for R. Dunne pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(ix) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

10c(x)
Special Performance Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(x) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

10c(x)(i)
Amendment to Special Performance Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(x)(i) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

10c(xii)
Form of 2019 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10c(xiii)
Form of 2019 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term
Incentive Plan (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10d	Verizon Communications Inc. Short-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10e	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-K for the period ended December 31, 2017 and incorporated herein by reference).**

10f	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10f(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10g	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10g(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10h	GTE’s Executive Salary Deferral Plan, as amended (filed as Exhibit 10.10 to GTE’s Form 10-K for the year ended December 31, 1998, File No. 1-2755 and incorporated herein by reference).**

10i
Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10j	GTE Executive Retiree Life Insurance Plan (filed as Exhibit 10q to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10k	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10l	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10l to Form 10-K for year ended December 31, 2017 and incorporated herein by reference).**

10m
NYNEX Deferred Compensation Plan for Non-Employee Directors (filed as Exhibit 10iii 5a to NYNEX’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, File No. 1-8608 and incorporated herein by reference).**

10n	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

10o	AOL Inc. Long-Term Incentive Plan (filed as Exhibit 10o to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

10o(i)
Founders’ Grant Unit Agreement for T. Armstrong pursuant to the AOL Inc. Long-Term Incentive Plan (filed as Exhibit 10o(i) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

13
Portions of Verizon’s Annual Report to Shareholders for the fiscal year ended December 31, 2019 filed herewith. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

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

Schedule II - Valuation and Qualifying Accounts
Verizon Communications Inc. and Subsidiaries
For the Years Ended December 31, 2019, 2018 and 2017

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period(c)
Allowance for Uncollectible Accounts Receivable:
Year 2019	$930	$1,441	$133	$1,644	$860
Year 2018	1,199	776	216	1,261	930
Year 2017	1,146	1,167	205	1,319	1,199

		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(d)	Deductions(e)	Balance at End of Period
Valuation Allowance for Deferred Tax Assets:
Year 2019	$2,741	$402	$8	$891	$2,260
Year 2018	3,293	251	112	915	2,741
Year 2017	2,473	765	273	218	3,293

(a)	Charged to Other Accounts primarily includes amounts previously written off which were credited directly to this account when recovered.

(b)	Deductions primarily include amounts written off as uncollectible or transferred to other accounts or utilized.

(c)
Allowance for Uncollectible Accounts Receivable includes approximately $127 million, $165 million and $260 million at December 31, 2019, 2018, and 2017, respectively, related to long-term device payment plan receivables.

(d)	Charged to Other Accounts includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.

(e)	Reductions to valuation allowances related to deferred tax assets.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Anthony T. Skiadas	Date: February 21, 2020
Anthony T. Skiadas Senior Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Hans E. Vestberg	Chairman and Chief Executive Officer	February 21, 2020
Hans E. Vestberg

Principal Financial Officer:

/s/ Matthew D. Ellis	Executive Vice President and Chief Financial Officer	February 21, 2020
Matthew D. Ellis

Principal Accounting Officer:

/s/ Anthony T. Skiadas	Senior Vice President and Controller	February 21, 2020
Anthony T. Skiadas

*	Director	February 21, 2020
Hans E. Vestberg

*	Director	February 21, 2020
Shellye L. Archambeau

*	Director	February 21, 2020
Mark T. Bertolini

*	Director	February 21, 2020
Vittorio Colao

*	Director	February 21, 2020
Melanie L. Healey

*	Director	February 21, 2020
Clarence Otis, Jr.

*	Director	February 21, 2020
Daniel H. Schulman

*	Director	February 21, 2020
Rodney E. Slater

*	Director	February 21, 2020
Kathryn A. Tesija

*	Director	February 21, 2020
Carol B. Tomé

*	Director	February 21, 2020
Gregory G. Weaver

* By: /s/ Anthony T. Skiadas
Anthony T. Skiadas
(as attorney-in-fact)