Form 10-Q
period 2020-03-31
VERIZON COMMUNICATIONS INC
filed 2020-04-27
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
2.375% Notes due 2022	VZ22A	New York Stock Exchange
0.500% Notes due 2022	VZ22B	New York Stock Exchange
1.625% Notes due 2024	VZ24B	New York Stock Exchange
4.073% Notes due 2024	VZ24C	New York Stock Exchange
0.875% Notes due 2025	VZ25	New York Stock Exchange
3.250% Notes due 2026	VZ26	New York Stock Exchange
1.375% Notes due 2026	VZ26B	New York Stock Exchange
0.875% Notes due 2027	VZ27E	New York Stock Exchange
1.375% Notes due 2028	VZ28	New York Stock Exchange
1.875% Notes due 2029	VZ29B	New York Stock Exchange
1.250% Notes due 2030	VZ30	New York Stock Exchange
1.875% Notes due 2030	VZ30A	New York Stock Exchange
2.625% Notes due 2031	VZ31	New York Stock Exchange
2.500% Notes due 2031	VZ31A	New York Stock Exchange
0.875% Notes due 2032	VZ32	New York Stock Exchange
4.750% Notes due 2034	VZ34	New York Stock Exchange
3.125% Notes due 2035	VZ35	New York Stock Exchange
3.375% Notes due 2036	VZ36A	New York Stock Exchange
2.875% Notes due 2038	VZ38B	New York Stock Exchange
1.500% Notes due 2039	VZ39C	New York Stock Exchange
3.500% Fixed Rate Notes due 2039	VZ39D	New York Stock Exchange

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

At March 31, 2020, 4,137,995,405 shares of the registrant’s common stock were outstanding, after deducting 153,438,241 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2020	2019

Operating Revenues
Service revenues and other	$27,481	$27,197
Wireless equipment revenues	4,129	4,931
Total Operating Revenues	31,610	32,128

Operating Expenses
Cost of services (exclusive of items shown below)	7,754	7,792
Cost of wireless equipment	4,542	5,198
Selling, general and administrative expense	8,585	7,198
Depreciation and amortization expense	4,150	4,231
Total Operating Expenses	25,031	24,419

Operating Income	6,579	7,709
Equity in losses of unconsolidated businesses	(12)	(6)
Other income, net	143	295
Interest expense	(1,034)	(1,210)
Income Before Provision For Income Taxes	5,676	6,788
Provision for income taxes	(1,389)	(1,628)
Net Income	$4,287	$5,160

Net income attributable to noncontrolling interests	$131	$128
Net income attributable to Verizon	4,156	5,032
Net Income	$4,287	$5,160

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.00	$1.22
Weighted-average shares outstanding (in millions)	4,139	4,138

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.00	$1.22
Weighted-average shares outstanding (in millions)	4,141	4,140
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2020	2019

Net Income	$4,287	$5,160
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(4) and $(5)	(120)	24
Unrealized loss on cash flow hedges, net of tax of $792 and $5	(2,210)	(13)
Unrealized gain (loss) on marketable securities, net of tax of $1 and $(2)	(1)	4
Defined benefit pension and postretirement plans, net of tax of $56 and $56	(169)	(169)
Other comprehensive loss attributable to Verizon	(2,500)	(154)
Total Comprehensive Income	$1,787	$5,006

Comprehensive income attributable to noncontrolling interests	$131	$128
Comprehensive income attributable to Verizon	1,656	4,878
Total Comprehensive Income	$1,787	$5,006
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2020	2019

Assets
Current assets
Cash and cash equivalents	$7,047	$2,594
Accounts receivable	24,852	26,162
Less: Allowance for credit losses	1,055	—
Less: Allowance for doubtful accounts	—	733
Accounts receivable, net (Note 1)	23,797	25,429
Inventories	1,633	1,422
Prepaid expenses and other	8,228	8,028
Total current assets	40,705	37,473

Property, plant and equipment	268,993	265,734
Less accumulated depreciation	176,816	173,819
Property, plant and equipment, net	92,177	91,915

Investments in unconsolidated businesses	543	558
Wireless licenses	92,471	95,059
Goodwill	24,382	24,389
Other intangible assets, net	9,371	9,498
Operating lease right-of-use assets	22,472	22,694
Other assets	12,379	10,141
Total assets	$294,500	$291,727

Liabilities and Equity
Current liabilities
Debt maturing within one year	$11,175	$10,777
Accounts payable and accrued liabilities	17,419	21,806
Current operating lease liabilities	3,331	3,261
Other current liabilities	9,132	9,024
Total current liabilities	41,057	44,868

Long-term debt	106,561	100,712
Employee benefit obligations	17,617	17,952
Deferred income taxes	33,709	34,703
Non-current operating lease liabilities	18,117	18,393
Other liabilities	15,786	12,264
Total long-term liabilities	191,790	184,024

Commitments and Contingencies (Note 11)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 issued in each period)	429	429
Additional paid in capital	13,302	13,419
Retained earnings	54,557	53,147
Accumulated other comprehensive income (loss)	(1,502)	998
Common stock in treasury, at cost (153,438,241 and 155,605,527 shares outstanding)	(6,725)	(6,820)
Deferred compensation – employee stock ownership plans and other	149	222
Noncontrolling interests	1,443	1,440
Total equity	61,653	62,835
Total liabilities and equity	$294,500	$291,727
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2020	2019

Cash Flows from Operating Activities
Net Income	$4,287	$5,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,150	4,231
Employee retirement benefits	(1)	(195)
Deferred income taxes	(87)	459
Provision for uncollectible accounts	553	319
Equity in losses of unconsolidated businesses, net of dividends received	26	21
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,208)	(2,702)
Discretionary employee benefits contributions	—	(300)
Other, net	1,104	88
Net cash provided by operating activities	8,824	7,081

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(5,274)	(4,268)
Acquisitions of businesses, net of cash acquired	—	(25)
Acquisitions of wireless licenses	(210)	(104)
Other, net	(1,496)	(406)
Net cash used in investing activities	(6,980)	(4,803)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	5,848	2,131
Proceeds from asset-backed long-term borrowings	2,844	1,117
Repayments of long-term borrowings and finance lease obligations	(1,700)	(2,963)
Repayments of asset-backed long-term borrowings	(2,229)	(813)
Dividends paid	(2,547)	(2,489)
Other, net	347	360
Net cash provided by (used in) financing activities	2,563	(2,657)

Increase (decrease) in cash, cash equivalents and restricted cash	4,407	(379)
Cash, cash equivalents and restricted cash, beginning of period	3,917	3,916
Cash, cash equivalents and restricted cash, end of period (Note 1)	$8,324	$3,537
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited) Verizon Communications Inc. and Subsidiaries

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in Verizon Communications Inc.'s (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2019. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Following our strategic reorganization, effective April 1, 2019, there are two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business). As of April 1, 2019 and in conjunction with the new reporting structure, we recast our segment disclosures for the period ending March 31, 2019.

Certain amounts have been reclassified to conform to the current period’s presentation

Use of Estimates
U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent novel coronavirus (COVID-19) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

Examples of significant estimates include the allowance for credit losses, the recoverability of property, plant and equipment, the incremental borrowing rate for the lease liability, the recoverability of intangible assets and other long-lived assets, fair value measurements, including those related to financial instruments, goodwill, spectrum licenses and intangible assets, unrecognized tax benefits, valuation allowances on tax assets, pension and postretirement benefit obligations, contingencies and the identification and valuation of assets acquired and liabilities assumed in connection with business combinations.

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for both the three months ended March 31, 2020 and March 31, 2019.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At March 31,	At December 31,	Increase / (Decrease)
(dollars in millions)	2020	2019
Cash and cash equivalents	$7,047	$2,594	$4,453
Restricted cash:
Prepaid expenses and other	1,154	1,221	(67)
Other assets	123	102	21
Cash, cash equivalents and restricted cash	$8,324	$3,917	$4,407

Allowance for Credit Losses
Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The gross amount of accounts receivable and corresponding allowance for doubtful accounts are presented separately in the condensed consolidated balance sheets. We maintained allowances for uncollectible accounts receivable, including our direct-channel device payment plan agreement receivables, for estimated losses resulting from the failure or inability of our customers to make required payments. Indirect-channel device payment receivables are considered financial instruments and were initially recorded at fair value net of imputed interest, and credit losses were recorded as incurred. However, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired.

Subsequent to January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for expected credit losses that are not expected to be recovered. The gross amount of accounts receivable and corresponding allowance for credit losses are presented separately in the condensed consolidated balance sheets. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions as well as management’s expectations of conditions in the future, if applicable. Our allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

We pool our device payment plan agreement receivables based on the credit quality indicators and shared risk characteristics of "new customers" and "existing customers". New customers are defined as customers who have been with Verizon for less than 210 days if they are classified as a Consumer segment customer, or less than 12 months if they are classified as a Business segment customer. Existing customers are defined as customers who have been with Verizon for more than 210 days if they are in Consumer, or more than 12 months if they are in Business. We record an allowance to reduce the receivables to the amount that is expected to be collectible. For device payment plan agreement receivables, we record bad debt expense based on a default and loss calculation using our proprietary loss model. The expected loss rate is determined based on customer credit scores and other qualitative factors as noted above. The loss rate is assigned individually on a customer by customer basis and the custom credit scores are then aggregated by vintage and used in our proprietary loss model to calculate the weighted average loss rate used for determining the allowance balance.

We monitor the collectability of our wireless service receivables as one overall pool. Wireline service receivables are disaggregated and pooled by the following customer groups: consumer, small and medium business, global enterprise and wholesale. For wireless service receivables and wireline consumer and small and medium business receivables, the allowance is calculated based on a 12 month rolling average write-off balance multiplied by the average life cycle of an account from billing to write-off. The risk of loss is assessed over the contractual life of the receivables and we adjust the historical loss amounts for current and future conditions based on management’s qualitative considerations. For global enterprise and wholesale wireline receivables, the allowance is based on historical write-off experience and individual customer credit risk, if applicable. We consider multiple factors in determining the allowance as discussed above.

Recently Adopted Accounting Standard
The following Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB), and have been recently adopted by Verizon.

Description	Date of Adoption	Effect on Financial Statements
ASU 2016-13, ASU 2018-19, ASU 2019-04, and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued Topic 326 which requires certain financial assets to be measured at amortized cost net of an allowance for estimated credit losses, such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions, and reasonable and supportable forecasts that affect the collectability of the amounts. An entity applies the update through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (January 1, 2020). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. Early adoption of this standard is permitted.
1/1/2020
We adopted Topic 326 beginning on January 1, 2020 using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings recorded at the beginning of the period of adoption. Therefore upon adoption, we recognized and measured estimated credit losses without revising comparative period information or disclosures. We recorded the pre-tax cumulative effect of $265 million ($200 million net of tax) as a reduction to the January 1, 2020 opening balance of retained earnings, which was related to the timing of expected credit loss recognition for certain device payment plan receivables based upon reasonable and supportable forecasts of the future economic condition as of January 1, 2020. Additionally, the adoption of the standard impacted the condensed consolidated balance sheet by presenting financial assets measured at amortized cost separate from the allowance for estimated credit losses. There is no significant impact to our operating results for the current period due to this standard update.

ASU 2020-04, Reference Rate Reform (Topic 848)

Topic 848 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.

3/12/2020
Topic 848 was effective for the Company beginning on March 12, 2020, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our condensed consolidation financial statements for the quarter ended March 31, 2020 as a result of adopting this standard update.

The cumulative after-tax effect of the changes made to our condensed consolidated balance sheet for the adoption of Topic 326 were as follows:

(dollars in millions)	At December 31, 2019	Adjustments due to Topic 326	At January 1, 2020
Allowance for credit losses	$—	$919	$919
Allowance for doubtful accounts	733	(733)	—
Other assets	10,141	(79)	10,062
Deferred income taxes	34,703	(65)	34,638
Retained earnings	53,147	(200)	52,947

See Note 6 for additional information related to credit losses, including disclosures required under Topic 326.

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

Corporate and other includes the results of our media business, Verizon Media Group (Verizon Media), and other businesses. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.7 billion and $1.8 billion during the three months ended March 31, 2020 and March 31, 2019, respectively.

We also earn revenues that are not accounted for under Topic 606, from leasing arrangements (such as towers), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within Topic 842, we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three months ended March 31, 2020 and 2019, revenues from arrangements that were not accounted for under Topic 606 were approximately $812 million and $787 million, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. Upon adoption, we elected to apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At March 31, 2020, month-to-month service contracts represented approximately 88% of our wireless postpaid contracts and approximately 64% of our wireline Consumer and Small and Medium Business contracts, compared to March 31, 2019, for which month-to-month service contracts represented approximately 86% of our wireless postpaid contracts and 55% of our wireline Consumer and Small and Medium Business contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms ranging from greater than one month to up to two years (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to contracts that are not accounted for as month-to-month contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services and certain Verizon Media contracts with customers that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately five years ending in February 2025 and have aggregate contract minimum payments totaling $3.2 billion.

At March 31, 2020, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for the remainder of 2020, 2021 and thereafter was $16.1 billion, $11.3 billion and $2.0 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

Accounts Receivable and Contract Balances
The timing of revenue recognition may differ from the time of billing to our customers. Receivables presented in our condensed consolidated balance sheets represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either Verizon has performed, by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer, or the customer has made payment to Verizon in advance of obtaining control of the goods and/or services promised to the customer in the contract.

Contract assets primarily relate to our rights to consideration for goods or services provided to customers but for which we do not have an unconditional right at the reporting date. Under a fixed-term plan, total contract revenue is allocated between wireless service and equipment revenues. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer when the performance obligation related to the transfer of control of the equipment is satisfied. The contract asset is reclassified to accounts receivable as wireless services are provided and billed. We have the right to bill the customer as service is provided over time, which results in our right to the payment being unconditional. The contract asset balances are presented in our condensed consolidated balance sheets as Prepaid expenses and other and Other assets. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability.

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the goods or services promised in the contract. We typically bill service one month in advance, which is the primary component of the contract liability balance. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in our condensed consolidated balance sheets as Other current liabilities and Other liabilities.

The following table presents information about receivables from contracts with customers:

	At March 31,	At January 1,	At March 31,	At January 1,
(dollars in millions)	2020	2020	2019	2019
Receivables(1)	$11,273	$12,078	$11,601	$12,104
Device payment plan agreement receivables(2)	10,955	11,741	9,687	8,940

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

The following table presents information about contract balances:

	At March 31,	At January 1,	At March 31,	At January 1,
(dollars in millions)	2020	2020	2019	2019
Contract asset	$1,135	$1,150	$1,021	$1,003
Contract liability (1)	5,347	5,307	4,973	4,943

(1) Revenue recognized related to contract liabilities existing at January 1, 2020 and January 1, 2019 were $3.8 billion and $3.7 billion, for the three months ended March 31, 2020 and March 31, 2019, respectively.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2020	2019
Assets
Prepaid expenses and other	$844	$848
Other assets	291	302
Total	$1,135	$1,150

Liabilities
Other current liabilities	$4,675	$4,651
Other liabilities	672	656
Total	$5,347	$5,307

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2020	2019
Assets
Prepaid expenses and other	$2,523	$2,578
Other assets	1,835	1,911
Total	$4,358	$4,489

For the three months ended March 31, 2020 and 2019, we recognized expense of $778 million and $615 million, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three months ended March 31, 2020 or March 31, 2019.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In March 2020, the Federal Communication Commission's (FCC) incentive auction for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz, and 47 GHz bands concluded. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that could be applied towards the purchase price of spectrum in the auction or settled in cash. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. The price payable for these licenses amounted to $3.4 billion, of which $1.8 billion will be settled with the relinquished 39 GHz licenses. Through March 31, 2020, Verizon paid cash deposits of approximately $325 million, including $101 million paid in December 2019. The remaining $1.3 billion payment was made in April 2020. The timing of when the new reconfigured licenses will be issued and the cancellation of the licenses relinquished in this auction will be determined by the FCC after all payments have been made. At March 31, 2020, substantially all of our 39 GHz licenses have been reclassified to assets held for sale, included in Other assets in our condensed consolidated balance sheet, and adjusted to a fair value of $1.6 billion. The fair value represents a Level 2 measurement as defined in Accounting Standards Codification 820, Fair Value Measurements and Disclosures and was determined based on the final auction price for each defined geographical area. As a result, a pre-tax net loss of $1.2 billion ($914 million after-tax) related to the spectrum license auction was recorded in Selling, general and administrative expense in the condensed consolidated statement of income because their exchange for new licenses has commercial substance.
During the three months ended March 31, 2020, we entered into and completed various other wireless license acquisitions for cash consideration of approximately $146 million.

Other
During the three months ended March 31, 2020, we completed various other acquisitions for insignificant amounts of cash consideration.

In April 2020, we entered into a definitive purchase agreement to acquire Blue Jeans Network, Inc., an enterprise-grade video conferencing and event platform, whose services will be sold to Business customers globally. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the second quarter of 2020.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	At March 31,	At December 31,
(dollars in millions)	2020	2019
Wireless licenses	$92,471	$95,059

At March 31, 2020 and 2019, approximately $3.5 billion and $7.2 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $64 million and $88 million of capitalized interest on wireless licenses for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, we reclassified substantially all of our 39GHz wireless licenses, including capitalized interest, with a carrying value of $2.8 billion to assets held for sale in connection with the FCC's incentive auction. These wireless licenses were adjusted down to their fair value of $1.6 billion resulting in a pre-tax loss of $1.2 billion ($914 million after-tax). See Note 3 for additional information regarding spectrum license transactions.

The average remaining renewal period of our wireless licenses portfolio was 4.5 years as of March 31, 2020.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2020 (1)	$17,104	$7,269	$16	$24,389
Reclassifications, adjustments and other	—	(7)	—	(7)
Balance at March 31, 2020 (1)	$17,104	$7,262	$16	$24,382

(1) Goodwill is net of accumulated impairment charges of $4.8 billion, related to our Media reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

	At March 31, 2020			At December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$3,894	$(1,624)	$2,270	$3,896	$(1,511)	$2,385
Non-network internal-use software (3 to 7 years)	20,971	(14,842)	6,129	20,530	(14,418)	6,112
Other (2 to 25 years)	1,969	(997)	972	1,967	(966)	1,001
Total	$26,834	$(17,463)	$9,371	$26,393	$(16,895)	$9,498

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2020	$592
2019	555

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2020	$1,714
2021	2,004
2022	1,715
2023	1,368
2024	1,017
2025	660

Note 5. Debt

Significant Debt Transactions
The following table shows the transactions that occurred during the three months ended March 31, 2020.

Redemptions, Repurchases and Repayments

(dollars in millions)	Principal Redeemed/ Repurchased/ Repaid	Amount Paid as % of Principal (1)
Verizon 4.950% notes due 2047	$1,475	100.000%
(1) Percentage represents price paid to redeem, repurchase and repay.

In April 2020, we redeemed, in whole, on the maturity date thereof, subsidiary preferred stock for approximately $1.7 billion, plus accrued and unpaid dividends.

Issuances

(amounts in millions)	Principal Amount Issued	Net Proceeds (1)
Verizon 3.600% notes due 2060	$2,385	$2,369
Verizon 3.000% notes due 2027	750	747
Verizon 3.150% notes due 2030	1,500	1,489
Verizon 4.000% notes due 2050	1,250	1,241
Total	$5,885	$5,846
(1) Net proceeds were net of discount and issuance costs.

Short-Term Borrowing and Commercial Paper Program
In July 2018, we entered into a bilateral short-term uncommitted bank credit facility with the ability to borrow up to $700 million. During the three months ended March 31, 2020, we drew $700 million under the facility, all of which remained outstanding at March 31, 2020. In April 2020, we repaid $700 million related to our short-term uncommitted credit facility.

As of March 31, 2020, we had no commercial paper outstanding. In April 2020, we issued $3.5 billion in commercial paper, $2.5 billion of which has a maturity date during the three months ended June 30, 2020 and $1.0 billion of which has a maturity date during the three months ended September 30, 2020.

Asset-Backed Debt
As of March 31, 2020, the carrying value of our asset-backed debt was $13.0 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco) and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

The holders of our asset-backed debt do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. However, if an early amortization of our asset-backed debt occurs, including as a result of increased customer delinquencies or losses relating to COVID-19, all collections on the securitized device payment plan agreement receivables would be used to pay principal and interest on the asset-backed debt, and our financing cash flows requirements would increase for the twelve months immediately following an early amortization event.

ABS Notes
During the three months ended March 31, 2020, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %		Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
A-1a Senior class notes	1.850		2.46	$1,326
A-1b Senior floating rate class notes	LIBOR + 0.270	(1)	2.46	100
B Junior class notes	1.980		3.18	98
C Junior class notes	2.060		3.36	76
Total				$1,600
(1) The one-month London Interbank Offered Rate (LIBOR) at March 31, 2020 was 0.993%.

Under the terms of each series of ABS Notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity. During the three months ended March 31, 2020, we made aggregate principal repayments of $979 million on ABS Notes that have entered the amortization period.

ABS Financing Facilities
In May 2019, we amended and restated an ABS financing facility originally entered into in 2016 with a number of financial institutions (the 2019 ABS Financing Facility). Under the terms of the 2019 ABS Financing Facility, which is an uncommitted facility, the financial institutions make advances under asset-backed loans backed by device payment plan agreement receivables of both consumer and business customers. One loan agreement was entered into in connection with the 2019 ABS Financing Facility. The 2019 loan agreement has a final maturity date in May 2023 and bears interest at floating rates. There is a one year revolving period until May 2020, which may be extended with the approval of the financial institutions. Under the 2019 loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. In January 2020, we prepaid $1.3 billion of the loan under the 2019 loan agreement. In March 2020, we borrowed an additional $1.3 billion under the 2019 loan agreement. The aggregate outstanding balance under the 2019 ABS Financing Facility was $3.3 billion as of March 31, 2020.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2020	2019
Assets
Account receivable, net	$10,444	$10,525
Prepaid expenses and other	1,108	1,180
Other assets	3,720	3,856

Liabilities
Accounts payable and accrued liabilities	11	11
Short-term portion of long-term debt	5,804	5,578
Long-term debt	7,185	6,791

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At March 31, 2020
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2022	$9,500	$9,391	N/A
Various export credit facilities (2)	2022-2027	5,500	—	4,382
Total		$15,000	$9,391	$4,382
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) These credit facilities were used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates.

Non-Cash Transactions
During the three months ended March 31, 2020 and 2019, we financed, primarily through vendor financing arrangements, the purchase of approximately $502 million and $115 million, respectively, of long-lived assets consisting primarily of network equipment. At both March 31, 2020 and 2019, $1.5 billion and $1.0 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2020, $765 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2020, $391 million aggregate principal amount of these obligations remained outstanding.

Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At March 31, 2020
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable(2)	$12,824	$5,244	$6,784	$24,852
Less: Allowance for credit losses	606	228	221	1,055
Accounts receivable, net of allowance	$12,218	$5,016	$6,563	$23,797
(1) Other receivables primarily include wireline receivables, Verizon Media receivables and other receivables, the allowances for which are individually insignificant
(2) Following the adoption of Topic 326 on January 1, 2020, accounts receivable are measured at amortized cost

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

The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2020	2019(1)
Device payment plan agreement receivables, gross	$18,320	$19,493
Unamortized imputed interest	(425)	(454)
Device payment plan agreement receivables, at amortized cost	17,895	19,039
Allowance (2)	(830)	(472)
Device payment plan agreement receivables, net	$17,065	$18,567

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,218	$13,045
Other assets	4,847	5,522
Device payment plan agreement receivables, net	$17,065	$18,567

(1) Balances reflected are prior to the adoption of Topic 326 on January 1, 2020
(2) Includes allowance for both short-term and long-term device payment plan agreement receivables. The allowance as of March 31, 2020 and December 31, 2019 relate to our provision for credit losses and doubtful accounts, respectively.

Included in our device payment plan agreement receivables at March 31, 2020 and December 31, 2019, are net device payment plan agreement receivables of $14.1 billion and $14.3 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability measured at fair value, for the customer’s right to trade-in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net, does not reflect the trade-in device liability. At March 31, 2020 and December 31, 2019, the amount of trade-in liability was $90 million and $103 million, respectively.

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

Origination of Device Payment Plan Agreements
When originating device payment plan agreements, we use internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. Verizon’s experience has been that the payment attributes of longer tenured customers are highly predictive for estimating their reliability to make future payments. Customers with longer tenures tend to exhibit similar risk characteristics to other customers with longer tenures, and receivables due from customers with longer tenures tend to perform better than receivables from customers that have not previously been Verizon customers. As a result of this experience, we make initial lending decisions based upon whether the customers are "established customers" or "short-tenured customers." If a Consumer customer has been a customer for 45 days or more, or if a Business customer has been a customer for 12 months or more, the customer is considered an "established customer." For established customers, the credit decision and ongoing credit monitoring processes rely on a combination of internal and external data sources. If a Consumer customer has been a customer less than 45 days, or a Business customer has been a customer for less than 12 months, the customer is considered a "short-tenured customer." For short-tenured customers, the credit decision and credit monitoring processes rely more heavily on external data sources.

Internal data and/or external credit data are obtained from the credit reporting agencies, if available, to create a custom credit risk score for Consumer customers. The custom credit risk score is generated automatically from the applicant’s credit data using proprietary custom credit models. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of short-tenured customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternative credit data is used for the risk assessment. For Business customers, we also verify the existence of the business with external data sources.

Based on the custom credit risk score, we assign each customer to a credit class, each of which has specified offers of credit including an account level spending limit and either a maximum amount of credit allowed per device or a required down payment percentage. During the fourth quarter of 2018, we moved all Consumer customers, short-tenured and established, from a required down payment percentage, between zero and 100%, to a maximum amount of credit per device.

Credit Quality Information
Subsequent to origination, we assess indicators for the quality of our wireless device payment plan agreement portfolio using two models, one for new customers and one for existing customers. The model for new customers pools all Consumer and Business wireless customers based on 210 days and 12 months or less, respectively, as "new customers." The model for existing customers pools all Consumer and Business wireless customers based on 210 days and 12 months or more, respectively, as "existing customers."

The following table presents device payment plan agreement receivables, at amortized cost, as of March 31, 2020, by credit quality indicator and year of origination:

	Year of Origination
(dollars in millions)	2020	2019	2018	Prior to 2018	Total
New customers	$560	$1,930	$348	$44	$2,882
Existing customers	2,720	9,858	2,404	31	15,013
Total	$3,280	$11,788	$2,752	$75	$17,895

The data presented in the table above was last updated on March 31, 2020.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of March 31, 2020, wireless service receivables, at amortized cost, originating in 2020 and 2019 were $5.1 billion and $149 million, respectively.

Allowance for Credit Losses
The credit quality indicators are used in determining the estimated amount and the timing of expected credit losses for the device payment plan agreement and wireless service receivables portfolios.

Activity in the allowance for credit losses by portfolio segment of receivables were as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2020	$472	$156
Opening balance sheet adjustment related to Topic 326 adoption	265	—
Adjusted opening balance, January 1, 2020	737	156
Current period provision for expected credit losses	312	170
Write-offs charged against the allowance	(229)	(113)
Recoveries collected	10	15
Balance at March 31, 2020	$830	$228
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables

We monitor delinquency and write-off experience based on the quality of our device payment plan agreement and wireless service receivables portfolios. The extent of our collection efforts with respect to a particular customer are based on the results of our proprietary custom internal scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These custom scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Since our customers’ behaviors may be impacted by general economic conditions, we analyzed whether changes in macroeconomic conditions impact our credit loss experience and have concluded that our credit loss estimates are generally not materially impacted by reasonable and supportable forecasts of future economic conditions. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. For device payment plan agreement receivables, we consider an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date. For wireless service receivables, an account is considered delinquent 34 days after the bill cycle date. The risk class determines the speed and severity of the collections effort including initiatives taken to facilitate customer payment.

As of March 31, 2020, our allowance for credit losses considered the current and potential future impacts caused by COVID-19 based on available information to date. The impacts include the Company's commitment to the FCC's "Keep Americans Connected" pledge for 60 days starting March 13, 2020 to provide temporary financial relief to consumer and small business customers impacted by COVID-19.

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At March 31,
(dollars in millions)	2020
Unbilled	$16,636
Billed:
Current	965
Past due	294
Device payment plan agreement receivables, at amortized cost	$17,895

Note 7. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$444	$—	$444
Interest rate swaps	—	1,874	—	1,874
Foreign exchange forwards	—	31	—	31
Total	$—	$2,349	$—	$2,349

Liabilities:
Other liabilities:
Interest rate swaps	$—	$344	$—	$344
Cross currency swaps	—	3,651	—	3,651
Forward starting interest rate swaps	—	1,151	—	1,151
Total	$—	$5,146	$—	$5,146

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$442	$—	$442
Interest rate swaps	—	568	—	568
Cross currency swaps	—	211	—	211
Foreign exchange forwards	—	5	—	5
Total	$—	$1,226	$—	$1,226

Liabilities:
Other liabilities:
Interest rate swaps	$—	$173	$—	$173
Cross currency swaps	—	912	—	912
Forward starting interest rate swaps	—	604	—	604
Total	$—	$1,689	$—	$1,689

(1)	Quoted prices in active markets for identical assets or liabilities

(2)	Observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	Unobservable pricing inputs in the market

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the carrying amount of our investments without readily determinable fair values were $266 million and $284 million, respectively. During the three months ended March 31, 2020, there were insignificant adjustments due to observable price changes and there were no impairment charges. Cumulative adjustments due to observable price changes and impairment charges were insignificant.

Fixed income securities consist primarily of investments in municipal bonds. For fixed income securities that do not have quoted prices in active markets, we use alternative matrix pricing resulting in these debt securities being classified as Level 2.

Derivative contracts are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of our derivative instruments. Our derivative instruments are recorded on a gross basis. Cash flows from derivatives designated in a qualifying hedging relationship are classified in the same category as the cash flows from the hedged items.

We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period.

Fair Value of Short-term and Long-term Debt
The fair value of our debt is determined using various methods, including quoted prices for identical debt instruments, which is a Level 1 measurement, as well as quoted prices for similar debt instruments with comparable terms and maturities, which is a Level 2 measurement.

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2019	$110,373	$86,712	$42,488	$—	$129,200
At March 31, 2020	116,557	91,754	44,794	—	136,548

Derivative Instruments
We enter into derivative transactions primarily to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. We employ risk management strategies, which may include the use of a variety of derivatives including interest rate swaps, cross currency swaps, forward starting interest rate swaps, treasury rate locks, interest rate caps and foreign exchange forwards. We do not hold derivatives for trading purposes.

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
(dollars in millions)	2020	2019
Interest rate swaps	$17,909	$17,004
Cross currency swaps	23,070	23,070
Forward starting interest rate swaps	2,000	3,000
Interest rate caps	409	679
Foreign exchange forwards	955	1,130

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates that are currently based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. We record the interest rate swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the hedged debt due to changes in interest rates.

During the three months ended March 31, 2020, we entered into and settled interest rate swaps with a total notional value of $2.4 billion and $1.5 billion, respectively. During the three months ended March 31, 2019, we entered into and settled interest rate swaps with a total notional value of $510 million and $1.2 billion, respectively.

The ineffective portion of these interest rate swaps were gains of $60 million and an insignificant amount for the three months ended March 31, 2020 and 2019, respectively.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At March 31,	At December 31,
(dollars in millions)	2020	2019
Carrying amount of hedged liabilities	$19,296	$17,337
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	1,491	433

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three months ended March 31, 2020, we did not enter into or settle any cross currency swaps. During the three months ended March 31, 2020, a pre-tax loss of $3.0 billion was recognized in Other comprehensive loss. During the three months ended March 31, 2019, we did not enter into or settle any cross currency swaps and an insignificant pre-tax gain was recognized in Other comprehensive loss. A portion of the gains recognized in Other comprehensive loss was reclassified to Other income, net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

During the three months ended March 31, 2020, we did not enter into any new forward starting interest rate swaps and we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the three months ended March 31, 2019, we did not enter into any new forward starting interest rate swaps and we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the three months ended March 31, 2020 and 2019, pre-tax losses of $840 million and $203 million, respectively, resulting from interest rate movements, were recognized in Other comprehensive loss.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. During the three months ended March 31, 2020, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $500 million and we recognized an insignificant amount in Other comprehensive loss. During the three months ended March 31, 2019, we did not enter into or settle any treasury rate locks designated as cash flow hedges, and we did not recognize any amount in our condensed consolidated financial statements.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt as a net investment hedge was €750 million as of both March 31, 2020 and December 31, 2019.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. We did not recognize any amount in Interest expense during the three months ended March 31, 2020, and we recognized an insignificant amount in Interest expense during the same period in 2019.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. During the three months ended March 31, 2020, we entered into and settled foreign exchange forwards with a total notional value of $2.7 billion and $2.8 billion, respectively. During the three months ended March 31, 2019, we entered into and settled foreign exchange forwards with a total notional value of $3.0 billion and $2.6 billion, respectively. During the three months ended March 31, 2020 and 2019, insignificant pre-tax losses were recognized in Other income, net for both periods.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. During the three months ended March 31, 2020, we entered into and settled treasury rate locks with a total notional value of $1.6 billion, respectively, and we recognized an insignificant amount in Interest expense. During the three months ended March 31, 2019, we did not enter into or settle any treasury rate locks, and we did not recognize any amount in our condensed consolidated financial statements.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At March 31, 2020, we held $0.1 billion and posted $1.3 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. At December 31, 2019, we held an insignificant amount of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 8. Employee Benefits
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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2020	2019	2020	2019
Service cost - Cost of services	$59	$50	$22	$20
Service cost - Selling, general and administrative expense	14	11	5	4
Service cost	$73	$61	$27	$24

Amortization of prior service cost (credit)	$15	$15	$(241)	$(243)
Expected return on plan assets	(297)	(282)	(7)	(9)
Interest cost	140	178	107	157
Remeasurement loss (gain), net	182	(96)	—	—
Other components	$40	$(185)	$(141)	$(95)

Total	$113	$(124)	$(114)	$(71)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income, net.

2018 Voluntary Separation Program
In December 2018, eligible employees began separating from the Company under a Voluntary Separation Program. The program finished at the end of June 2019. The severance benefits payments to these employees were substantially completed by the end of September 2019.

Severance Payments
During the three months ended March 31, 2020, we paid severance benefits of $123 million. During the three months ended March 31, 2020, we recorded net pre-tax severance charges of an insignificant amount. At March 31, 2020, we had a remaining severance liability of $471 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the three months ended March 31, 2020, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans. During the three months ended March 31, 2019, we made a discretionary pension contribution of $300 million to our qualified pension plans. We do not expect mandatory pension funding through December 31, 2020. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2020.

Remeasurement loss (gain), net
During the three months ended March 31, 2020, we recorded a net pre-tax remeasurement loss of $182 million in our pension plans triggered by settlements, primarily driven by a $196 million charge mainly due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit due to the difference between our estimated return on assets and our actual return on assets.

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

Note 9. Equity and Accumulated Other Comprehensive Income
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended March 31,	2020			2019
	Shares	Amount		Shares	Amount
Common Stock
Balance at beginning of year	4,291,434	$429		4,291,434	$429
Balance at end of period	4,291,434	429		4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,419			13,437
Other		(117)			(19)
Balance at end of period		13,302			13,418

Retained Earnings
Balance at beginning of year		53,147			43,542
Opening balance sheet adjustment		(200)	(1)		410	(2)
Adjusted opening balance		52,947			43,952
Net income attributable to Verizon		4,156			5,032
Dividends declared ($0.6150, $0.6025 per share)		(2,546)			(2,491)
Balance at end of period		54,557			46,493

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		998			2,370
Foreign currency translation adjustments		(120)			24
Unrealized loss on cash flow hedges		(2,210)			(13)
Unrealized gain (loss) on marketable securities		(1)			4
Defined benefit pension and postretirement plans		(169)			(169)
Other comprehensive loss		(2,500)			(154)
Balance at end of period attributable to Verizon		(1,502)			2,216

Treasury Stock
Balance at beginning of year	(155,606)	(6,820)		(159,400)	(6,986)
Employee plans	2,164	95		3,668	161
Shareholder plans	4	—		5	—
Balance at end of period	(153,438)	(6,725)		(155,727)	(6,825)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		222			353
Restricted stock equity grant		15			35
Amortization		(88)			(263)
Balance at end of period		149			125

Noncontrolling Interests
Balance at beginning of year		1,440			1,565
Opening balance sheet adjustment		—			1	(2)
Adjusted opening balance		1,440			1,566
Total comprehensive income		131			128
Distributions and other		(128)			(90)
Balance at end of period		1,443			1,604
Total Equity		$61,653			$57,460
(1) The opening balance sheet adjustment for the three months ended March 31, 2020 is due to the adoption of Topic 326 on January 1, 2020. See Note 1 for additional information.

(2) Opening balance sheet adjustments for the three months ended March 31, 2019 are due to the adoption of Topic 842 on January 1, 2019. Refer to the consolidated financial statements included in Verizon's Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

Common Stock
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of the Company's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Verizon did not repurchase any shares of Verizon common stock under our authorized share buyback programs during the three months ended March 31, 2020. At March 31, 2020, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.2 million common shares issued from Treasury stock during the three months ended March 31, 2020.

Accumulated Other Comprehensive Income (Loss)
The changes in the balances of Accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2020	$(584)	$(816)	$27	$2,371	$998
Other comprehensive loss	(120)	(2,814)	(1)	—	(2,935)
Amounts reclassified to net income	—	604	—	(169)	435
Net other comprehensive loss	(120)	(2,210)	(1)	(169)	(2,500)
Balance at March 31, 2020	$(704)	$(3,026)	$26	$2,202	$(1,502)

The amounts presented above in net other comprehensive loss are net of taxes. The amounts reclassified to net income related to unrealized loss on cash flow hedges in the table above are included in Other income, net and Interest expense in our condensed consolidated statements of income. See Note 7 for additional information. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense in our condensed consolidated statements of income. See Note 8 for additional information.

Note 10. Segment Information
Reportable Segments
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

Corporate and other includes the results of our media business, Verizon Media, and other businesses, investments in unconsolidated businesses, unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
External Operating Revenues
Consumer
Service	$16,343	$16,261
Wireless equipment	3,377	4,166
Other	1,986	1,671
Total Consumer	21,706	22,098

Business
Global Enterprise	2,630	2,690
Small and Medium Business	2,798	2,704
Public Sector and Other	1,474	1,471
Wholesale	760	841
Total Business	7,662	7,706
Total reportable segments	$29,368	$29,804

Intersegment Revenues
Consumer	$59	$50
Business	19	13
Total reportable segments	$78	$63

Total Operating Revenues
Consumer	$21,765	$22,148
Business(1)	7,681	7,719
Total reportable segments	$29,446	$29,867

Operating Income
Consumer	$7,282	$7,250
Business	954	1,048
Total reportable segments	$8,236	$8,298

(1) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $6.9 billion and $752 million, respectively, for the three months ended March 31, 2020, and approximately $6.9 billion and $765 million, respectively, for the three months ended March 31, 2019.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
Consumer	$2,799	$2,764
Business	262	243
Total Fios revenue	$3,061	$3,007

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
Consumer	$13,476	$13,357
Business	2,881	2,694
Total Wireless service revenue	$16,357	$16,051

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
Total reportable segment operating revenues	$29,446	$29,867
Corporate and other	2,272	2,335
Eliminations	(108)	(74)
Total consolidated operating revenues	$31,610	$32,128

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
Total reportable segment operating income	$8,236	$8,298
Corporate and other	(259)	(386)
Other components of net periodic benefit charges (Note 8)	(203)	(203)
Loss on spectrum license transaction (Note 3)	(1,195)	—
Total consolidated operating income	6,579	7,709

Equity in losses of unconsolidated businesses	(12)	(6)
Other income, net	143	295
Interest expense	(1,034)	(1,210)
Income Before Provision For Income Taxes	$5,676	$6,788

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2020 and 2019.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation included in the measure of segment profitability is primarily allocated based on proportional usage.

Note 11. Commitments and Contingencies
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

During 2020, Verizon entered into two renewable energy purchase agreements (REPAs) with a third party. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 18 years from commencement of the facility's entry into commercial operation, which is expected to occur in 2023. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer voice, data and video services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly diverse workforce of approximately 135,500 employees as of March 31, 2020.

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. During 2020, we are focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks and solutions. We are creating business value by earning customers', employees' and shareholders' trust, limiting our environmental impact and continuing our customer growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth.

We are consistently deploying new network architecture and technologies to extend our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. We expect that our next-generation multi-use platform, which we call the Intelligent Edge Network, will simplify operations by eliminating legacy network elements, improve 4G Long-Term Evolution (LTE) wireless coverage, speed the deployment of 5G wireless technology and create new opportunities in the business market. Our network leadership is the hallmark of our brand and the foundation for the connectivity, platforms and solutions upon which we build our competitive advantage.

Highlights of Our Financial Results for the Three Months Ended March 31, 2020 and 2019
(dollars in millions)

Impacts of the Recent Novel Coronavirus (COVID-19)
This disclosure discusses the actions Verizon has taken in response to the COVID-19 crisis and the impacts that the situation has had on our business, as well as related known or expected trends. This disclosure supersedes the disclosure included in Verizon’s Current Report on Form 8-K dated March 17, 2020. The disclosure in the remainder of this Management Discussion & Analysis of Financial Condition and Results of Operations is qualified by the disclosure in this section on the impacts of COVID-19 and, to the extent that the disclosure in the remainder of Management's Discussion & Analysis refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact discussed in this section on the impacts of COVID-19.

COVID-19 was identified in China in late 2019 and has since spread throughout the world, including throughout the United States (U.S.). Public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the U.S., but as of March 31, 2020 a significant percentage of the U.S. population was subject to meaningful restrictions on activities, which included limitations on the operation of non-essential businesses including retail operations, requirements that individuals remain in or close to their homes, school closures, limitations on large gatherings, travel restrictions and other policies to promote or enforce physical distancing. Similar restrictions have been implemented in many other countries in which we operate. As described below, these restrictions and our responses to them are significantly impacting how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. In addition, governments have imposed a wide variety of consumer protection measures that limit how certain businesses, including telecommunications companies, can operate their businesses and interact with their customers. The crisis and governmental responses to the crisis have also resulted in a slowdown of global economic activity, which has significantly impacted our customers. As a result, prior trends in our business may not be applicable to our operations during the pendency of the crisis.

Most of the policies and initiatives referenced above were implemented during the latter part of the first quarter of 2020, as were Verizon’s activities described below. The impact of COVID-19 for the remainder of the year and beyond will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions, additional initiatives we undertake in response to employee, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term.

Operations
In response to the crisis beginning in the first quarter 2020, we have been executing our business continuity plans and evolving our operations to protect the safety of our employees and to continue to provide critical infrastructure and connectivity to our customers, as they have changed their ways of working and living. Some of the initiatives we have undertaken include:

•	Moving over 115,000 of our 135,500 employees to remote work arrangements.

•	Temporarily closing nearly 70% of our company-owned retail store locations and moving to appointment-only access to our remaining store locations.

•	Limiting our customer-focused field operations based on the criticality of the services being provided or repaired.

•	Enhancing our safety protocols for employees who cannot work from home.

•	Providing additional compensation to employees in front line roles that cannot be done from home.

•	Adjusting other compensation and benefits programs to address circumstances created by the crisis.

•
Taking the Federal Communication Commission's (FCC's) “Keep Americans Connected” pledge, through which we pledged to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis.

•	Providing additional data allocations to permit wireless consumer and small business customers to remain connected.

•	Waiving activation and upgrade fees through digital distribution channels.

•	Working with business customers to address payment needs during the crisis.

•	Maintaining effective governance and internal controls in a remote work environment.

As the crisis continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and the Company and to continue to provide our products and services.

Operating Metrics
The following comparison of key performance metrics from the period March 15 to April 15, 2020 with the same metrics from March 15 to April 15, 2019 shows the impact of the crisis on our operating results.

		Verizon Business Group
	Verizon Consumer Group	Small and Medium Business	Global Enterprise, Public Sector and Other
Wireless retail postpaid gross additions	(49)%	(24)%	163%
Wireless retail postpaid phone churn	(23 bps)	(3 bps)	(35 bps)
Wireless retail postpaid upgrades	(41)%	(45)%	(19)%
Wireless retail postpaid device activations	(44)%	(33)%	80%
Fios Internet net additions	(60)%	nm	nm
nm - not meaningful

Verizon Media Group
Monthly active users	22%
Yahoo Finance	95%
Yahoo News	58%

The above metrics reflect that during the second half of March, our retail Consumer and small business activity diminished significantly, and we saw a dramatic shift in customer behavior, including significant decreases in device volumes and travel, as well as decreased customer switching activity across the industry. The impact of our restrictions on customer-focused field operations can also be seen in the reduction in Fios Internet net adds. At the same time, we experienced increased demand from our Public Sector and certain Global Enterprise customers to support front line crisis responders, new work-from-home and home schooling arrangements and other demands for critical connectivity services.

In Verizon Media, we experienced a decline in advertising and search revenue as advertisers paused or canceled campaigns during this period, and users searched for fewer commercial terms, providing less opportunity for monetization.

The progression of these trends for the remainder of the second quarter and thereafter will depend on a number of factors including how the social distancing and government containment policies evolve and the related macroeconomic impacts.

See "Segment Results of Operations" for additional information regarding our selected operating statistics.

Liquidity and Capital Resources
Verizon finished the first quarter of 2020 in a strong financial position. As of March 31, 2020, our balance sheet included:

Cash and cash equivalents	$7.0	billion
Unsecured debt	$104.7	billion

As of March 31, 2020, our Cash and cash equivalents balance was $7.0 billion compared to $2.6 billion as of December 31, 2019 and $2.3 billion as of March 31, 2019. We made the decision to maintain a higher cash balance in order to further protect the Company against the uncertainties of the COVID-19 crisis. As of March 31, 2020, our only significant unsecured debt maturing during the remainder of 2020 consisted of approximately $1.0 billion of floating rate notes due in May and $588 million of vendor-related financing, including amounts due under certain of our export credit facilities. These amounts do not include approximately $1.7 billion of subsidiary preferred stock that we redeemed in April 2020 upon the scheduled maturity of such securities or $700 million of borrowings under a short-term uncommitted credit facility that we repaid in April 2020. As of March 31, 2020, we had not drawn down on our $9.5 billion revolving credit facility and the unused borrowing capacity was approximately $9.4 billion. The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. In addition, we raised $3.5 billion through the issuance of commercial paper in April 2020.

The COVID-19 crisis, together with other dynamics in the marketplace, has recently significantly increased borrowing costs and, in certain cases, restricted the ability of borrowers to access the capital markets and other sources of financing. In order to provide financial flexibility and finance certain investments and projects, we may continue to utilize external financing arrangements that have been or may be affected by these market conditions. However, we believe that our cash on hand, the cash we expect to generate from our operations, and cash from other sources of financing available to us are, and will continue to be, sufficient to meet our ongoing operating, capital expenditure and investing requirements.

We expect to continue to have sufficient cash to fund our operations, although we could experience significant fluctuations in our cash flows from period to period during the crisis. The net cash generated from our operations provides our primary source of cash flows. While we have historically experienced consistently low levels of payment delinquencies among our consumer and business accounts, beginning late in first quarter 2020, we started to see increases in delinquencies across our retail customer base and our small and medium business accounts. If these levels of delinquencies continue or grow, they could have a material adverse impact on our cash flows. We could also experience fluctuations in our cash flows in the periods that follow the end of the COVID-19 crisis resulting from the ongoing impacts of the crisis on macroeconomic conditions in the U.S. and as our customers work to become current on their bills.

In addition, we issue asset-backed debt secured by our device payment plan agreement receivables and the collections on such receivables. These transactions require us to comply with various tests, including delinquency and loss-related tests, which, if not met, would cause the asset-backed debt to amortize earlier and faster than otherwise expected. The holders of our asset-backed debt do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. However, if an early amortization of our asset-backed debt occurs, including as a result of increased customer delinquencies or losses relating to COVID-19, all collections on the securitized device payment plan agreement receivables would be used to pay principal and interest on the asset-backed debt, and our financing cash flows requirements would increase for the twelve months immediately following an early amortization event.

Impacts on Financial Results
Our revenues and expenses in first quarter 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities as well as the restrictions on activities and the global economic slowdown, as described below. We estimate that the net impact of COVID-19 on our first quarter results was a reduction of approximately $0.04 in earnings per share, primarily as a result of an increase in our allowance for credit losses, as described below. We expect that impact to be greater in the second quarter of 2020.

Revenues
As a result of our decision to keep our customers connected during the crisis, we experienced fewer step ups in data plans, lower overage revenues and lower fees from activations, upgrades and late fees in first quarter 2020.
We have seen considerably less churn in the consumer wireless base and lower equipment volumes and upgrade rates since the beginning of the crisis. As a result of these changing customer behaviors, we experienced significantly lower equipment revenue in first quarter 2020. In addition, we experienced lower roaming revenues, as our customers meaningfully reduced travel during the quarter. In Verizon Media we have seen a reduction in advertising revenue, as the crisis has altered advertising and media consumption patterns.

Expenses
The primary impacts to our expenses from the COVID-19 crisis in first quarter 2020 were increases in the allowance for credit losses, commission expense and compensation related costs. The increase in sales related compensation costs was a result of an expansion of our programs for both employees and agents. These increases were partially offset by a decrease in equipment cost.

As a result of waiving late fees and keeping customers connected during the crisis pursuant to the "Keep Americans Connected" pledge, we have seen increases in delinquencies across our retail customer base and certain business accounts. As a result, our allowance for credit losses increased by $228 million at March 31, 2020 based on the expected number of customers who will avail themselves of payment relief under the pledge. If the current levels of delinquencies for our consumer and small and medium business customers continue or grow, additional provisions to our allowance for credit losses may be required, which could be significant. We continue to monitor customer behavior and our expected loss assumptions and estimates.

Other
In addition, equity and debt markets have experienced significant volatility during 2020 partially as a result of the crisis, and federal governmental actions to stimulate the economy have significantly impacted interest rates. These circumstances could affect the funding level of our pension plans and our calculated liabilities under our pension and other postemployment benefit plans. Other impacts from the crisis on our financial results in the second quarter and beyond could include a further slowdown in the global economy, additional regulatory or legislative initiatives that impact our relationships with our customers, and other initiatives we undertake to respond to the needs of our employees and our customers.

We expect these impacts on our revenues and expenses to continue for the duration of the crisis and for as long as we maintain the applicable policies and initiatives we have put into place in response to the crisis.

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended March 31, 2020 and 2019
———
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

Customers can obtain our wireless services on a postpaid or prepaid basis. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. The Consumer segment also offers several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled Internet devices, such as tablets, jetpacks, and other wireless-enabled connected devices, such as smart watches and other wearables.

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including Internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three months ended March 31, 2020 totaled $21.8 billion, representing a decrease of 1.7% compared to the similar period in 2019. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, video and data services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three months ended March 31, 2020 totaled $7.7 billion, representing a decrease of 0.5% compared to the similar period in 2019. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

Corporate and Other
Corporate and other includes the results of our media business, Verizon Media, and other businesses, investments in unconsolidated businesses, insurance captives, unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

Verizon Media includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated and third-party search properties as well as mail, news, finance, sports and entertainment offerings, and provides other businesses and partners access to consumers through digital advertising, content delivery and video streaming platforms. Verizon Media's total operating revenues were $1.7 billion for the three months ended March 31, 2020, which represents a decrease of 4.0% compared to the similar period in 2019.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2020, these investments included $5.3 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2020 are currently expected to be in the range of $17.5 billion to $18.5 billion, including the continued investment in our 5G network. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of Internet-connected devices grows. We have commercially launched 5G Home on proprietary standards in four U.S. markets and on global standards in one U.S. market. We have also launched our 5G Ultra Wideband Network in 34 U.S. markets as well as several 5G-compatible smartphones.

To compensate for the shrinking market for traditional copper-based products, we continue to build fiber-based networks supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We are evolving the architecture of our networks to a next-generation multi-use platform, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support both our fiber-based and radio access network technologies. We call this the Intelligent Edge Network. We expect that this new architecture will simplify operations by eliminating legacy network elements, improve our 4G LTE wireless coverage, speed the deployment of 5G wireless technology and create new opportunities in the business market.

Operating Environment and Trends
The information related to trends affecting our business in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2019 is updated by the disclosure included above under "Impacts of the Recent Novel Coronavirus (COVID-19)" and the following information.

We adopted Accounting Standard Update (ASU) 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020, using the modified retrospective application. This method does not impact the prior periods, which continue to reflect the accounting treatment prior to the adoption of Topic 326. As a result, for items that were affected by our adoption of Topic 326, financial results of periods prior to January 1, 2020 are not comparable to the current period financial results. See Notes 1 and 6 to the condensed consolidated financial statements for additional information.

Recent Developments
In March 2020, the FCC completed its incentive auction for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz, and 47 GHz bands. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments totaling approximately $1.8 billion that could be applied towards the purchase price of spectrum in the auction or settled in cash. Verizon won 4,940 licenses, valued at over $3.4 billion, in the auction. The timing of when the new reconfigured licenses will be issued and the cancellation of the licenses relinquished in this auction will be determined by the FCC after all payments have been made.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. Our revenues and expenses in first quarter of 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities as well as the restrictions on activities and the global economic slowdown. See "Overview" for more information. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Consumer	$21,765	$22,148	$(383)	(1.7)%
Business	7,681	7,719	(38)	(0.5)
Corporate and other	2,272	2,335	(63)	(2.7)
Eliminations	(108)	(74)	(34)	45.9
Consolidated Revenues	$31,610	$32,128	$(518)	(1.6)

Consolidated revenues decreased $518 million, or 1.6%, during the three months ended March 31, 2020, compared to the similar period in 2019. The decrease in revenues was due to decreases in revenues at our Consumer segment, Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased $63 million, or 2.7%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to a decrease of $70 million in revenues within Verizon Media.

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Cost of services	$7,754	$7,792	$(38)	(0.5)%
Cost of wireless equipment	4,542	5,198	(656)	(12.6)
Selling, general and administrative expense	8,585	7,198	1,387	19.3
Depreciation and amortization expense	4,150	4,231	(81)	(1.9)
Consolidated Operating Expenses	$25,031	$24,419	$612	2.5

Operating expenses for our segments are discussed separately below under the heading "Segment Results of Operations."

Cost of Services
Cost of services includes the following costs directly attributable to a service: salaries and wages, benefits, materials and supplies, content costs, contracted services, network access and transport costs, customer provisioning costs, computer systems support, and costs to support our outsourcing contracts and technical facilities. Aggregate customer service costs, which include billing and service provisioning, are allocated between Cost of services and Selling, general and administrative expense.

Cost of services decreased 0.5% during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to decreases in costs related to the device protection offerings to our wireless retail postpaid customers and compensation costs. These decreases were partially offset by increases in digital content costs.

Cost of Wireless Equipment
Cost of wireless equipment decreased $656 million, or 12.6%, during the three months ended March 31, 2020, compared to the similar period in 2019, as a result of declines in the number of wireless devices sold due to an elongation of the handset upgrade cycle, and declines in activations and upgrades partially due to COVID-19. These decreases were partially offset by a shift to higher priced devices in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, the allowance for credit losses, taxes other than income taxes, advertising and sales commission costs, call center and information technology costs, regulatory fees, professional service fees, and rent and utilities for administrative space. Also included is a portion of the aggregate customer care costs as discussed above in "Cost of Services."

Selling, general and administrative expense increased $1.4 billion, or 19.3%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to a $1.2 billion loss resulting from the spectrum license auction (see "Special Items"), increases in the allowance for credit losses and sales commission expense. These increases were partially offset by decreases in compensation costs and advertising expenses. The increase in the allowance for credit losses was primarily due to COVID-19. The increase in sales commission expense was due to a lower net deferral of commission costs in the current year as compared to the prior year, as well as incremental sales compensation while our stores and agent locations are closed due to COVID-19.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $81 million, or 1.9%, during the three months ended March 31, 2020 compared to the similar period in 2019, primarily due to the change in the mix of net depreciable assets.

Other Consolidated Results
Other Income, Net
Additional information relating to Other income, net is as follows:

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Interest income	$20	$29	$(9)	(31.0)%
Other components of net periodic benefit cost	101	280	(179)	(63.9)
Other, net	22	(14)	36	nm
Total	$143	$295	$(152)	(51.5)
nm - not meaningful

Other income, net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit costs and foreign exchange gains and losses. The change in Other income, net during the three months ended March 31, 2020, compared to the similar period in 2019, was primarily attributable to a pension remeasurement loss of $182 million recorded in 2020, compared with a pension remeasurement gain of $96 million recorded in 2019. See "Special Items" for additional information. The decrease in Other income, net was partially offset by a foreign exchange gain.

Interest Expense

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Total interest costs on debt balances	$1,187	$1,368	$(181)	(13.2)%
Less capitalized interest costs	153	158	(5)	(3.2)
Total	$1,034	$1,210	$(176)	(14.5)

Average debt outstanding (1) (3)	$113,357	$113,476
Effective interest rate (2) (3)	4.2%	4.8%

(1)
The average debt outstanding is a financial measure and is calculated by applying a simple average of the prior thirteen-month end balances of total short-term and long-term debt, net of discounts, premiums and unamortized debt issuance costs.

(2)	The effective interest rate is the rate of actual interest incurred on debt. It is calculated by dividing the total interest costs on debt balances by the average debt outstanding.

(3)	We believe that this measure is useful to management, investors and other users of our financial information in evaluating our debt financing cost and trends in our debt leverage management.

Total interest expense decreased during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to lower interest rates and average debt balances.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Provision for income taxes	$1,389	$1,628	$(239)	(14.7)%
Effective income tax rate	24.5%	24.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate during the three months ended March 31, 2020, compared to the similar period in 2019, was primarily due to a larger tax benefit recognized in the prior period from business restructuring compared to the current period. The decrease in the provision for income taxes during the three months ended March 31, 2020, compared to the similar period in 2019, was primarily due to the decrease in income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $3.0 billion at March 31, 2020 and $2.9 billion at December 31, 2019. Interest and penalties related to unrecognized tax benefits were $401 million (after-tax) and $385 million (after-tax) at March 31, 2020 and December 31, 2019, respectively.

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

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA
Consolidated EBITDA and Consolidated Adjusted EBITDA, which are presented below, are non-generally accepted accounting principles (GAAP) measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expenses to net income.

Consolidated Adjusted EBITDA is calculated by excluding from Consolidated EBITDA the effect of the following non-operational items: equity in losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes, depreciation and amortization policies. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

It is management’s intent to provide non-GAAP financial information to enhance the understanding of Verizon’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
Consolidated Net Income	$4,287	$5,160
Add:
Provision for income taxes	1,389	1,628
Interest expense	1,034	1,210
Depreciation and amortization expense	4,150	4,231
Consolidated EBITDA	$10,860	$12,229

Add (Less):
Other income, net*	$(143)	$(295)
Equity in losses of unconsolidated businesses	12	6
Loss on spectrum license auction	1,195	—
Consolidated Adjusted EBITDA	$11,924	$11,940
* Includes Pension and benefits mark-to-market adjustments. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2020, compared to the similar period in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Results of Operations
We have three segments that we operate and manage as strategic business units, Consumer, Business and Media of which Consumer and Business are our reportable segments. We measure and evaluate our segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

To aid in the understanding of segment performance as it relates to segment operating income, management uses the following operating statistics to evaluate the overall effectiveness of our segments. We believe these operating statistics are useful to investors and other users of our financial information because they provide additional insight into drivers of our segments’ operating results, key trends and performance relative to our peers:

Wireless retail connections, net additions are the total number of additional retail customer device postpaid and prepaid connections, less the number of device disconnects within the current period. Wireless retail connections, net additions in each period presented are calculated by subtracting the total retail postpaid and prepaid disconnects from the total retail postpaid and prepaid new connections in the period.

Wireless retail postpaid connections, net additions are the total number of additional retail customer device postpaid connections, less the number of device disconnects within the current period. Wireless retail postpaid connections, net additions in each period presented are calculated by subtracting the retail postpaid disconnects from the retail postpaid new connections in the period.

Wireless retail postpaid phone connections, net additions are the total number of additional retail customer postpaid phone connections, less the number of phone disconnects within the current period. Wireless retail postpaid phone connections, net additions in each period presented are calculated by subtracting the retail postpaid phone disconnects from the retail postpaid phone new connections in the period.

Wireless retail connections are retail customer device postpaid and prepaid connections as of the end of the period. Retail connections under an account may include those from smartphones and basic phones (collectively, phones), as well as tablets and other Internet devices, including wearables and retail IoT devices. Wireless retail connections are calculated by adding current period retail net additions to prior period retail connections.

Wireless retail postpaid connections are retail postpaid customer device connections as of the end of the period. Retail connections under an account may include those from phones, as well as tablets and other Internet devices, including wearables and retail IoT devices. Wireless retail postpaid connections are calculated by adding current period retail postpaid net additions to prior period retail postpaid connections.

Fios Internet, net additions are the total number of additional Fios Internet connections, less the number of disconnects within the current period. Fios Internet, net additions are calculated by subtracting the Fios Internet disconnects from the Fios Internet new connections in the period.

Fios Internet connections are the total number of connections to the Internet using Fios Internet services as of the end of the period. Fios Internet connections are calculated by adding current period Fios Internet net additions to prior period Fios Internet connections.

Fios video connections are the total number of connections to traditional linear video programming using Fios video services as of the end of the period. Fios video connections are calculated by adding current period Fios video net additions to prior period Fios video connections. Fios video net additions are calculated by subtracting the Fios video disconnects from the Fios video new connections.

Broadband connections are the total number of connections to the Internet using Digital Subscriber Line (DSL) and Fios Internet services as of the end of the period. Broadband connections are calculated by adding current period broadband net additions to prior period broadband connections. Broadband net additions are calculated by subtracting the broadband disconnects from the broadband new connections.

Voice connections are the total number of traditional switched access lines in service and Fios digital voice connections as of the end of the period. Voice connections are calculated by adding current period voice net additions to prior period voice connections. Voice net additions are calculated by subtracting the voice disconnects from the voice new connections.

Wireless Churn is the rate at which service to retail, retail postpaid, or retail postpaid phone connections is terminated on average during the quarter. The churn rate in each period presented is calculated by dividing retail disconnections, retail postpaid disconnections, or retail postpaid phone disconnections by the average retail connections, average retail postpaid connections, or average retail postpaid phone connections, respectively, in the period.

Wireless retail postpaid ARPA is the calculated average retail postpaid service revenue per account (ARPA) from retail postpaid accounts in the current period. Wireless retail postpaid service revenue does not include recurring device payment plan billings related to the Verizon device payment program, plan billings related to total mobile protection packages or regulatory fees. Wireless retail postpaid ARPA in each period presented is calculated by dividing retail postpaid service revenue by the average retail postpaid accounts in the period.

Wireless retail postpaid accounts are wireless retail customers that are directly served and managed under the Verizon brand and use its services as of the end of the period. Accounts include unlimited plans, shared data plans and corporate accounts, as well as legacy single connection plans and family plans. A single account may include monthly wireless services for a variety of connected devices. Wireless retail postpaid accounts are calculated by adding retail postpaid new accounts to the prior period retail postpaid accounts.

Wireless retail postpaid connections per account is the calculated average number of retail postpaid connections per retail postpaid account as of the end of the period. Wireless retail postpaid connections per account is calculated by dividing the total number of retail postpaid connections by the number of retail postpaid accounts as of the end of the period.

Wireless retail postpaid gross additions are new retail postpaid connections that have activated service on the wireless network within the current period. Wireless retail postpaid gross additions are calculated as the total number of new retail postpaid phone, tablet and other device connections in the period.

Wireless retail postpaid upgrades are retail postpaid connections that have upgraded a retail postpaid device within the current period. Wireless retail postpaid upgrades are calculated as the total number of retail postpaid connections that upgraded retail postpaid phones, tablets and other devices in the period.

Wireless retail postpaid device activations are retail postpaid devices sold and activated on the wireless network during the period. Wireless retail postpaid device activations are calculated by adding the total of retail postpaid gross additions and the total number of retail postpaid upgrades in the period.

Verizon Media monthly active users are Internet users who have visited Verizon Media products during a one-month period. Verizon Media monthly active users are calculated as the total number of users who visited Verizon Media products via desktop, laptop, smartphone or tablet devices by browsers or mobile applications during a one month period. Yahoo Finance and Yahoo News monthly active users are calculated as the total number of users who visited Yahoo Finance or Yahoo News products within Verizon Media's portfolio via desktop, laptop, smartphone or tablet devices by browsers or mobile applications during a one-month period.

Segment operating income margin reflects the profitability of the segment as a percentage of revenue. Segment operating income margin is calculated by dividing total segment operating income by total segment operating revenues.

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

Our revenues and expenses in first quarter of 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities as well as the restrictions on activities and the global economic slowdown. See "Overview" for more information.

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions, except ARPA)	2020	2019	(Decrease)
Service	$16,341	$16,259	$82	0.5%
Wireless equipment	3,377	4,166	(789)	(18.9)
Other	2,047	1,723	324	18.8
Total Operating Revenues	$21,765	$22,148	$(383)	(1.7)

Connections (‘000):(1)
Wireless retail connections	93,894	94,059	(165)	(0.2)
Wireless retail postpaid connections	89,914	89,580	334	0.4
Fios Internet connections	5,961	5,808	153	2.6
Fios video connections	4,068	4,322	(254)	(5.9)
Broadband connections	6,481	6,476	5	0.1
Voice connections	5,578	6,184	(606)	(9.8)

Net Additions in Period (‘000):(2)
Wireless retail	(609)	(377)	(232)	(61.5)
Wireless retail postpaid	(525)	(201)	(324)	nm
Wireless retail postpaid phones	(307)	(163)	(144)	(88.3)

Churn Rate:
Wireless retail	1.20%	1.32%
Wireless retail postpaid	1.01%	1.08%
Wireless retail postpaid phones	0.77%	0.81%

Account Statistics:
Wireless retail postpaid ARPA	$118.86	$117.45	$1.41	1.2
Wireless retail postpaid accounts (‘000) (1)	33,669	33,958	(289)	(0.9)
Wireless retail postpaid connections per account (1)	2.67	2.64	0.03	1.1

(1)	As of end of period

(2)	Includes certain adjustments
nm - not meaningful

Consumer’s total operating revenues decreased $383 million, or 1.7%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily as a result of a decrease in Wireless equipment revenue, partially offset by increases in Service and Other revenues.

Service Revenue
Service revenue increased $82 million, or 0.5%, during the three months ended March 31, 2020, compared to the similar period in 2019. These increases were primarily due to increases in wireless service and Fios revenues, partially offset by decreases in wireline voice and DSL services.

Wireless service revenue increased $119 million, or 0.9%, during the three months ended March 31, 2020, compared to the similar period in 2019. This increase was driven by customers shifting to higher access plans including unlimited plans, increases in the number of connections per account, growth from reseller accounts, and increases in other services. These increases were partially offset by increased promotions, as well as decreases in roaming and overage related activities partially driven by COVID-19. Wireless retail postpaid ARPA increased 1.2% during the three months ended March 31, 2020 compared to the similar period in 2019.

For the three months ended March 31, 2020, Fios service revenue totaled $2.6 billion and increased $33 million, or 1.3%, compared to the similar period in 2019. This increase was due to a 2.6% increase in Fios Internet connections, reflecting increased demand in higher broadband speeds, partially offset by a 5.9% decrease in Fios video connections, reflecting the ongoing shift from traditional linear video to over-the-top offerings.

Service revenue attributable to wireline voice and DSL broadband services declined during the three months ended March 31, 2020, compared to the similar period in 2019. The decline was primarily due to a decrease of 9.8% in voice connections resulting primarily from competition and technology substitution with wireless and competing Voice over Internet Protocol (VoIP) and cable telephony services.

Wireless Equipment Revenue
Wireless equipment revenue decreased $789 million, or 18.9%, during the three months ended March 31, 2020, compared to the similar period in 2019, as a result of overall declines in wireless device sales primarily due to an elongation of the handset upgrade cycle, and declines in activations and upgrades. These decreases were partially offset by a shift to higher priced units in the mix of wireless devices sold.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue increased $324 million, or 18.8%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily driven by pricing and subscriber increases related to our wireless device protection offerings, as well as cost recovery surcharges.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Cost of services	$3,930	$3,879	$51	1.3%
Cost of wireless equipment	3,451	4,142	(691)	(16.7)
Selling, general and administrative expense	4,282	3,983	299	7.5
Depreciation and amortization expense	2,820	2,894	(74)	(2.6)
Total Operating Expenses	$14,483	$14,898	$(415)	(2.8)

Cost of Services
Cost of services increased $51 million, or 1.3%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to increases in digital content costs, increases in rent expense as a result of adding capacity to the networks to support demand, and increases in employee-related pension and other postemployment benefits and lower capitalized labor costs. These increases were partially offset by decreases in costs related to the device protection offerings to our wireless retail postpaid customers and decreases in access costs and roaming.

Cost of Wireless Equipment
Cost of wireless equipment decreased $691 million, or 16.7%, during the three months ended March 31, 2020, compared to the similar period in 2019, as a result of declines in the number of wireless devices sold due to an elongation of the handset upgrade cycle, and declines in activations and upgrades partially due to COVID-19. These decreases were partially offset by a shift to higher priced devices in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $299 million, or 7.5%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to increases in the allowance for credit losses and sales commissions. The increase in the allowance for credit losses was primarily due to COVID-19. The increase in sales commission expense was due to a lower net deferral of commission costs in the current year as compared to the prior year, as well as incremental sales compensation while our stores and agent locations are closed due to COVID-19. These increases were partially offset by decreases in compensation costs.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $74 million, or 2.6%, during the three months ended March 31, 2020, compared to the similar period in 2019, driven by the change in the mix of total Verizon depreciable assets and the Consumer segment's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Segment Operating Income	$7,282	$7,250	$32	0.4%
Add Depreciation and amortization expense	2,820	2,894	(74)	(2.6)
Segment EBITDA	$10,102	$10,144	$(42)	(0.4)
Segment operating income margin	33.5%	32.7%
Segment EBITDA margin	46.4%	45.8%

The changes in the table above during the three months ended March 31, 2020, compared to the similar period in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Our revenues and expenses in first quarter of 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities as well as the restrictions on activities and the global economic slowdown. See "Overview" for more information.

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Global Enterprise	$2,631	$2,691	$(60)	(2.2)%
Small and Medium Business	2,804	2,708	96	3.5
Public Sector and Other	1,474	1,471	3	0.2
Wholesale	772	849	(77)	(9.1)
Total Operating Revenues(1)	$7,681	$7,719	$(38)	(0.5)

Connections (‘000):(2)
Wireless retail postpaid connections	25,658	23,737	1,921	8.1
Fios Internet connections	330	311	19	6.1
Fios video connections	77	76	1	1.3
Broadband connections	501	497	4	0.8
Voice connections	4,860	5,269	(409)	(7.8)

Net Additions in Period (‘000):(3)
Wireless retail postpaid	475	264	211	79.9
Wireless retail postpaid phones	239	120	119	99.2

Churn Rate:
Wireless retail postpaid	1.30%	1.24%
Wireless retail postpaid phones	1.02%	1.02%

(1)
Service and other revenues included in our Business segment amounted to approximately $6.9 billion for both the three months ended March 31, 2020 and 2019. Wireless equipment revenues included in our Business segment amounted to approximately $752 million and $765 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	As of end of period

(3)	Includes certain adjustments

Business’s total operating revenues decreased 0.5% during the three months ended March 31, 2020, compared to the similar period in 2019, primarily as a result of decreases in Global Enterprise and Wholesale revenues, partially offset by increases in Small and Medium Business and Public Sector and Other revenues.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased $60 million, or 2.2%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to declines in traditional data and voice communication services as a result of competitive price pressures. These revenue decreases were partially offset by increases in both wireless service and customer premise equipment revenues.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, tailored voice and networking products, Fios services, IP networking, advanced voice solutions, security and managed information technology services to our U.S.-based customers that do not meet the requirements to be categorized as Global Enterprise.

Small and Medium Business revenues increased $96 million, or 3.5%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to an increase in wireless retail postpaid service revenue of 9.3% during the three months ended March 31, 2020 as a result of increases in the amount of wireless retail postpaid connections. These increases were further driven by increased revenue related to our wireless device protection package, as well as increased revenue related to Fios services. These revenue increases were partially offset by revenue declines related to the loss of voice and DSL service connections and decreased wireless equipment revenue. Wireless equipment revenue decreased as a result of declines in the number of wireless devices sold primarily due to an elongation of the handset upgrade cycle, declines in activations and upgrades due to store closures as a result of COVID-19 and increased promotions. The decreases were partially offset by a shift to higher priced units in the mix of wireless devices sold.

For the three months ended March 31, 2020, Fios revenues totaled $235 million and increased 2.4% compared to the similar periods in 2019, reflecting the increase in total connections, as well as increased demand for higher broadband speeds.

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

Public Sector and Other revenues increased 0.2% during the three months ended March 31, 2020, compared to the similar period in 2019, due to increases in wireless retail postpaid service revenue as a result of an increase in gross additions as federal, state and educational agencies have responded to COVID-19, partially offset by a decrease in traditional voice communication services.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased $77 million, or 9.1%, during the three months ended March 31, 2020, compared to the similar period in 2019, due to declines in core data and traditional voice services resulting from the effect of technology substitution and continuing contraction of market rates due to competition.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Cost of services	$2,589	$2,591	$(2)	(0.1)%
Cost of wireless equipment	1,090	1,057	33	3.1
Selling, general and administrative expense	2,034	1,981	53	2.7
Depreciation and amortization expense	1,014	1,042	(28)	(2.7)
Total Operating Expenses	$6,727	$6,671	$56	0.8

Cost of Services
Cost of services were unchanged during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to lower access costs resulting from a reduction of voice connections, which were offset by increases in employee-related pension and other postemployment benefits and lower capitalized labor costs and regulatory fees.

Cost of Wireless Equipment
Cost of wireless equipment increased 3.1% during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to an increase in the number of wireless devices sold due to higher activations and upgrades primarily due to COVID-19 and a shift to higher priced units in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $53 million, or 2.7%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily driven by increases in compensation costs, advertising expenses and sales commission expense, which were partially offset by a one-time international tax benefit. The increase in sales commission expense was due to a lower net deferral of commission costs in the current year as compared to the prior year, as well as incremental sales compensation while our stores and agent locations are closed due to COVID-19.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 2.7% during the three months ended March 31, 2020, compared to the similar period in 2019, driven by the change in the mix of total Verizon depreciable assets and the Business segment's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2020	2019	(Decrease)
Segment Operating Income	$954	$1,048	$(94)	(9.0)%
Add Depreciation and amortization expense	1,014	1,042	(28)	(2.7)%
Segment EBITDA	$1,968	$2,090	$(122)	(5.8)

Segment operating income margin	12.4%	13.6%
Segment EBITDA margin	25.6%	27.1%

The changes in the table above during the three months ended March 31, 2020, compared to the similar periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
Severance, pension and benefits charges (credits)
Other income (expense), net	$182	$(96)
Loss on spectrum license auction
Selling, general and administrative expense	1,195	—
Total	$1,377	$(96)

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
Within Total Operating Expenses	$1,195	$—
Within Other income, net	182	(96)
Total	$1,377	$(96)

Severance, Pension and Benefits Charges (Credits)
During the three months ended March 31, 2020, we recorded a net pre-tax remeasurement loss of $182 million in our pension plans triggered by settlements, primarily driven by a $196 million charge mainly due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit due to the difference between our estimated return on assets and our actual return on assets. Pension and benefit activity was recorded in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur.

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

See Note 8 to the condensed consolidated financial statements for additional information related to our pension and benefits charges and credits.

Loss on Spectrum License Auction
During the three months ended March 31, 2020, we recorded a pre-tax net loss of $1.2 billion as a result of the conclusion of the FCC incentive auction for spectrum licenses in the upper 37 GHz, 39 GHz and 47 GHz bands. See Note 3 to the condensed consolidated financial statements for additional information.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019	Change
Cash Flows Provided By (Used In)
Operating activities	$8,824	$7,081	$1,743
Investing activities	(6,980)	(4,803)	(2,177)
Financing activities	2,563	(2,657)	5,220
Increase (decrease) in cash, cash equivalents and restricted cash	$4,407	$(379)	$4,786

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $1.7 billion during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to improvements in working capital, which includes the voluntary separation program severance payments and an employee benefits contribution that did not repeat in 2020. These comparative increases were partially offset by lower earnings. We made a $300 million discretionary employee benefits contribution during the first quarter of 2019 to our defined benefit pension plan. As a result of the 2019 discretionary pension contribution, we expect that there will be no required pension funding until 2026, subject to changes in market conditions. The 2019 contribution also improved the funded status of our qualified pension plan.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges, maintain our existing infrastructure and increase the operating efficiency and productivity of our networks.

Capital expenditures, including capitalized software, for the three months ended March 31, 2020 and 2019 were $5.3 billion and $4.3 billion, respectively. Capital expenditures increased $1.0 billion, or 23.6%, during the three months ended March 31, 2020, compared to the similar period in 2019, primarily due to an increase in investments to support multi-use fiber assets, which support the densification of our 4G LTE network and our 5G technology deployment. Our investments are primarily related to network infrastructure to support the business.

Acquisitions
In March 2020, the FCC completed an incentive auction for spectrum licenses. Through March 31, 2020, we paid cash deposits of approximately $325 million, including $101 million paid in December 2019. The remaining $1.3 billion payment was made in April 2020. See Note 3 to the condensed consolidated financial statements for additional information.
During the three months ended March 31, 2020, we entered into and completed various other wireless license acquisitions for cash consideration of approximately $146 million.

Other
During the three months ended March 31, 2020, we posted $1.3 billion of derivative collateral. See Note 7 to the condensed consolidated financial statements for additional information.

Cash Flows Provided By (Used In) Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2020, net cash provided by financing activities was $2.6 billion. During the three months ended March 31, 2019, net cash used in financing activities was $2.7 billion.

During the three months ended March 31, 2020, our net cash provided by financing activities of $2.6 billion was primarily driven by proceeds from long-term borrowings of $5.8 billion and proceeds from asset-backed long-term borrowings of $2.8 billion. These proceeds were partially offset by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $1.7 billion, cash dividends of $2.5 billion, and repayments of asset-backed long-term borrowings of $2.2 billion

At March 31, 2020, our total debt of $117.7 billion included unsecured debt of $104.7 billion and secured debt of $13.0 billion. At December 31, 2019, our total debt of $111.5 billion included unsecured debt of $99.1 billion and secured debt of $12.4 billion. During the three months ended March 31, 2020 and 2019, our effective interest rate was 4.2% and 4.8%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Other, net
Other, net financing activities during the three months ended March 31, 2020 includes $700 million in short-term uncommitted credit facility borrowing.

Long-Term Credit Facilities

			At March 31, 2020
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2022	$9,500	$9,391	N/A
Various export credit facilities (2)	2022-2027	5,500	—	4,382
Total		$15,000	$9,391	$4,382
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) These credit facilities were used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.5 billion in cash dividends during both the three months ended March 31, 2020 and 2019.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at March 31, 2020 totaled $7.0 billion, a $4.5 billion increase compared to December 31, 2019, primarily as a result of the factors discussed above.

Restricted cash totaled $1.3 billion at both March 31, 2020 and December 31, 2019, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

Free Cash Flow
Free cash flow is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, we believe, when viewed with our GAAP results, provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. Free cash flow is calculated by subtracting capital expenditures (including capitalized software) from net cash provided by operating activities. We believe it is a more conservative measure of cash flow since purchases of fixed assets are necessary for ongoing operations. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on finance lease obligations or cash payments for business acquisitions or wireless licenses. Therefore, we believe it is important to view free cash flow as a complement to our entire condensed consolidated statements of cash flows.

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019	Change
Net cash provided by operating activities	$8,824	$7,081	$1,743
Less Capital expenditures (including capitalized software)	5,274	4,268	1,006
Free cash flow	$3,550	$2,813	$737

The changes in free cash flow during the three months ended March 31, 2020, compared to the similar period in 2019, were primarily due to improvements in working capital, which includes the voluntary separation program severance payments and an employee benefits contribution that did not repeat in 2020. These comparative increases were partially offset by lower earnings and an increase in capital expenditures. We made a $300 million discretionary employee benefits contribution during the first quarter of 2019 to our defined benefit pension plan. As a result of the 2019 discretionary pension contribution, we expect that there will be no required pension funding until 2026, subject to changes in market conditions. The 2019 contribution also improved the funded status of our qualified pension plan.

Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in investment, equity and commodity prices and changes in corporate tax rates. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, forward starting interest rate swaps, interest rate swaps, interest rate caps, treasury rate locks and foreign exchange forwards. We do not hold derivatives for trading purposes.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At March 31, 2020, we held $0.1 billion and posted $1.3 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. At December 31, 2019, we held an insignificant amount of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2020, approximately 78% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $268 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and our interest rate derivative transactions utilize interest rates that are linked to the London Inter-Bank Offered Rate (LIBOR) as the benchmark rate. LIBOR is the subject of recent U.S. and international regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to become unavailable or to perform or be reported differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions. We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt, taking into account the impact of our interest rate hedging.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates that are currently based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2020, the fair value of the asset and liability of these contracts were $1.9 billion and $344 million, respectively. At December 31, 2019, the fair value of the asset and liability of these contracts were $568 million and $173 million, respectively. At March 31, 2020 and December 31, 2019, the total notional amount of the interest rate swaps was $17.9 billion and $17.0 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At March 31, 2020, the fair value of the liability of these contracts was $1.2 billion. At December 31, 2019, the fair value of the liability of these contracts was $604 million. At March 31, 2020 and December 31, 2019, the total notional amount of the forward starting interest rate swaps was $2.0 billion and $3.0 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. The fair value of the asset and liability of these contracts were insignificant at both March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the total notional value of these contracts was $409 million and $679 million, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income, net. At March 31, 2020, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At March 31, 2020 the fair value of the liability of these contracts was $3.7 billion. At December 31, 2019 the fair value of the asset and liability of these contracts was $211 million and $912 million, respectively. At both March 31, 2020 and December 31, 2019, the total notional amount of the cross currency swaps was $23.1 billion.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both March 31, 2020 and December 31, 2019, the fair value of the asset of these contracts was insignificant. At March 31, 2020 and December 31, 2019, the total notional amount of the foreign exchange forwards was $1.0 billion and $1.1 billion, respectively.

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

Other
From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 3 to the condensed consolidated financial statements for additional information. In April 2020, we entered into a definitive purchase agreement to acquire Blue Jeans Network, Inc., an enterprise-grade video conferencing and event platform, whose services will be sold to Business customers globally. The transaction is subject to customary regulatory approvals and closing conditions and is expected to close in the second quarter of 2020.

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
The information related to our Regulatory and Competitive Trends in Part I, Item I. "Business" included in our Annual Report on Form 10-K for the year ended December 31, 2019 is updated by the disclosure included above under "Impacts of the Recent Novel Coronavirus (COVID-19)".

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

The following important factors, along with those discussed elsewhere in this report and in other filings with the Securities and Exchange Commission (SEC), could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•	cyber attacks impacting our networks or systems and any resulting financial or reputational impact;

•	natural disasters, terrorist attacks or acts of war or significant litigation and any resulting financial or reputational impact;

•	the impact of the recent global outbreak of COVID-19 on our operations, our employees and the ways in which our customers use our networks and other products and services;

•	disruption of our key suppliers’ or vendors' provisioning of products or services, including as a result of the COVID-19 outbreak;

•	material adverse changes in labor matters and any resulting financial or operational impact;

•	the effects of competition in the markets in which we operate;

•	failure to take advantage of developments in technology and address changes in consumer demand;

•	performance issues or delays in the deployment of our 5G network resulting in significant costs or a reduction in the anticipated benefits of the enhancement to our networks;

•	the inability to implement our business strategy;

•	adverse conditions in the U.S. and international economies;

•	changes in the regulatory environment in which we operate, including any increase in restrictions on our ability to operate our business;

•	our high level of indebtedness;

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2020.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 11 to the condensed consolidated financial statements for additional information regarding legal proceedings.

Item 1A. Risk Factors
Except as stated below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10‑K for the year ended December 31, 2019.

Operational Risks
Public health crises, including the recent novel coronavirus (COVID-19) outbreak, could materially adversely affect our business, financial condition and results of operations.
We are subject to risks related to public health crises, such as the recent outbreak of COVID-19. Our business is based on our ability to provide products and services to customers throughout the United States and around the world and the ability of those customers to use and pay for those products and services for their businesses and in their daily lives. As a result, our business, financial condition and results of operations could be materially adversely affected by a crisis, like the COVID-19 outbreak, that significantly impacts the way customers use and are able to pay for our products and services, the way our employees are able to provide services to our customers, and the ways that our partners and suppliers are able to provide products and services to us. For example, public and private sector policies and initiatives to reduce the transmission of COVID-19 and initiatives Verizon has taken in response to the health crisis to promote the health and safety of our employees and provide critical infrastructure and connectivity to our customers, along with the related global slowdown in economic activity, have resulted in decreased revenues, increased costs and lower earnings per share during the first quarter of 2020, and we expect these impacts on our revenues and expenses to continue through the duration of the crisis and for as long as we maintain the applicable policies and initiatives we have put in place in response to the crisis. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing. Because the severity, magnitude and duration of the COVID-19 outbreak and its economic consequences are uncertain and rapidly changing, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. In addition, the ultimate impact of the COVID-19 outbreak on our business, financial condition and results of operations depends on many factors, including those discussed above, that are not within our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of the Company's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions, on the open market, or otherwise, including through plans complying with Rule 10b5-1 under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company's capital allocation priorities.

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2020. At March 31, 2020, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Form of 2020 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2020 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 27, 2020	By	/s/ Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

10a	Form of 2020 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2020 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).