Form 10-Q
period 2020-06-30
VERIZON COMMUNICATIONS INC
filed 2020-07-28
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
1.625% Notes due 2024	VZ24B	New York Stock Exchange
4.073% Notes due 2024	VZ24C	New York Stock Exchange
0.875% Notes due 2025	VZ25	New York Stock Exchange
3.250% Notes due 2026	VZ26	New York Stock Exchange
1.375% Notes due 2026	VZ26B	New York Stock Exchange
0.875% Notes due 2027	VZ27E	New York Stock Exchange
1.375% Notes due 2028	VZ28	New York Stock Exchange
1.875% Notes due 2029	VZ29B	New York Stock Exchange
1.250% Notes due 2030	VZ30	New York Stock Exchange
1.875% Notes due 2030	VZ30A	New York Stock Exchange
2.625% Notes due 2031	VZ31	New York Stock Exchange
2.500% Notes due 2031	VZ31A	New York Stock Exchange
0.875% Notes due 2032	VZ32	New York Stock Exchange
1.300% Notes due 2033	VZ33B	New York Stock Exchange
4.750% Notes due 2034	VZ34	New York Stock Exchange
3.125% Notes due 2035	VZ35	New York Stock Exchange
3.375% Notes due 2036	VZ36A	New York Stock Exchange
2.875% Notes due 2038	VZ38B	New York Stock Exchange
1.500% Notes due 2039	VZ39C	New York Stock Exchange
3.500% Fixed Rate Notes due 2039	VZ39D	New York Stock Exchange
1.850% Notes due 2040	VZ40	New York Stock Exchange

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

At June 30, 2020, 4,138,053,870 shares of the registrant’s common stock were outstanding, after deducting 153,379,776 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2020	2019	2020	2019

Operating Revenues
Service revenues and other	$26,692	$27,351	$54,173	$54,548
Wireless equipment revenues	3,755	4,720	7,884	9,651
Total Operating Revenues	30,447	32,071	62,057	64,199

Operating Expenses
Cost of services (exclusive of items shown below)	7,639	7,702	15,393	15,494
Cost of wireless equipment	4,110	5,019	8,652	10,217
Selling, general and administrative expense	7,156	7,268	15,741	14,466
Depreciation and amortization expense	4,181	4,232	8,331	8,463
Total Operating Expenses	23,086	24,221	48,117	48,640

Operating Income	7,361	7,850	13,940	15,559
Equity in losses of unconsolidated businesses	(13)	(13)	(25)	(19)
Other income (expense), net	(72)	(1,312)	71	(1,017)
Interest expense	(1,089)	(1,215)	(2,123)	(2,425)
Income Before Provision For Income Taxes	6,187	5,310	11,863	12,098
Provision for income taxes	(1,348)	(1,236)	(2,737)	(2,864)
Net Income	$4,839	$4,074	$9,126	$9,234

Net income attributable to noncontrolling interests	$139	$130	$270	$258
Net income attributable to Verizon	4,700	3,944	8,856	8,976
Net Income	$4,839	$4,074	$9,126	$9,234

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.14	$0.95	$2.14	$2.17
Weighted-average shares outstanding (in millions)	4,139	4,138	4,139	4,138

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.13	$0.95	$2.14	$2.17
Weighted-average shares outstanding (in millions)	4,141	4,139	4,141	4,140
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2020	2019	2020	2019

Net Income	$4,839	$4,074	$9,126	$9,234
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $4, $3, $0 and $(2)	77	(67)	(43)	(43)
Unrealized gain (loss) on cash flow hedges, net of tax of $(133), $193, $659 and $198	314	(537)	(1,896)	(550)
Unrealized gain on marketable securities, net of tax of $(2), $0, $(1) and $(2)	6	4	5	8
Defined benefit pension and postretirement plans, net of tax of $55, $56, $111 and $112	(169)	(169)	(338)	(338)
Other comprehensive income (loss) attributable to Verizon	228	(769)	(2,272)	(923)
Total Comprehensive Income	$5,067	$3,305	$6,854	$8,311

Comprehensive income attributable to noncontrolling interests	$139	$130	$270	$258
Comprehensive income attributable to Verizon	4,928	3,175	6,584	8,053
Total Comprehensive Income	$5,067	$3,305	$6,854	$8,311
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2020	2019

Assets
Current assets
Cash and cash equivalents	$7,882	$2,594
Accounts receivable	23,742	26,162
Less Allowance for credit losses	1,070	—
Less Allowance for doubtful accounts	—	733
Accounts receivable, net (Note 1)	22,672	25,429
Inventories	1,289	1,422
Prepaid expenses and other	5,490	8,028
Total current assets	37,333	37,473

Property, plant and equipment	272,714	265,734
Less Accumulated depreciation	179,960	173,819
Property, plant and equipment, net	92,754	91,915

Investments in unconsolidated businesses	529	558
Wireless licenses	95,767	95,059
Goodwill	24,667	24,389
Other intangible assets, net	9,600	9,498
Operating lease right-of-use assets	22,431	22,694
Other assets	10,178	10,141
Total assets	$293,259	$291,727

Liabilities and Equity
Current liabilities
Debt maturing within one year	$6,651	$10,777
Accounts payable and accrued liabilities	19,297	21,806
Current operating lease liabilities	3,270	3,261
Other current liabilities	9,668	9,024
Total current liabilities	38,886	44,868

Long-term debt	106,190	100,712
Employee benefit obligations	17,821	17,952
Deferred income taxes	33,798	34,703
Non-current operating lease liabilities	18,158	18,393
Other liabilities	14,293	12,264
Total long-term liabilities	190,260	184,024

Commitments and Contingencies (Note 11)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,281	13,419
Retained earnings	56,746	53,147
Accumulated other comprehensive income (loss)	(1,274)	998
Common stock in treasury, at cost (153,379,776 and 155,605,527 shares outstanding)	(6,722)	(6,820)
Deferred compensation – employee stock ownership plans and other	237	222
Noncontrolling interests	1,416	1,440
Total equity	64,113	62,835
Total liabilities and equity	$293,259	$291,727
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2020	2019

Cash Flows from Operating Activities
Net Income	$9,126	$9,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,331	8,463
Employee retirement benefits	(32)	(294)
Deferred income taxes	(120)	588
Provision for expected credit losses	831	738
Equity in losses of unconsolidated businesses, net of dividends received	46	50
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	3,297	(4,593)
Discretionary employee benefits contributions	—	(300)
Other, net	2,073	1,950
Net cash provided by operating activities	23,552	15,836

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(9,850)	(7,967)
Acquisitions of businesses, net of cash acquired	(399)	(28)
Acquisitions of wireless licenses	(1,801)	(199)
Other, net	(74)	(395)
Net cash used in investing activities	(12,124)	(8,589)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	9,305	6,237
Proceeds from asset-backed long-term borrowings	2,844	3,982
Repayments of long-term borrowings and finance lease obligations	(8,533)	(9,630)
Repayments of asset-backed long-term borrowings	(4,612)	(2,817)
Dividends paid	(5,090)	(4,981)
Other, net	(146)	(834)
Net cash used in financing activities	(6,232)	(8,043)

Increase (decrease) in cash, cash equivalents and restricted cash	5,196	(796)
Cash, cash equivalents and restricted cash, beginning of period	3,917	3,916
Cash, cash equivalents and restricted cash, end of period (Note 1)	$9,113	$3,120
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

Certain amounts have been reclassified to conform to the current period’s presentation.

Use of Estimates
U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent novel coronavirus (COVID-19) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

Examples of significant estimates include the allowance for credit losses, the recoverability of intangible assets, property, plant and equipment, and other long-lived assets, the incremental borrowing rate for the lease liability, fair value measurements, including those related to financial instruments, goodwill, spectrum licenses and intangible assets, unrecognized tax benefits, valuation allowances on tax assets, pension and postretirement benefit obligations, contingencies and the identification and valuation of assets acquired and liabilities assumed in connection with business combinations.

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2020 and June 30, 2019.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2020	2019
Cash and cash equivalents	$7,882	$2,594	$5,288
Restricted cash:
Prepaid expenses and other	1,101	1,221	(120)
Other assets	130	102	28
Cash, cash equivalents and restricted cash	$9,113	$3,917	$5,196

Allowance for Credit Losses
Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The gross amount of accounts receivable and corresponding allowance for doubtful accounts were presented separately in the condensed consolidated balance sheets. We maintained allowances for uncollectible accounts receivable, including our direct-channel device payment plan agreement receivables, for estimated losses resulting from the failure or inability of our customers to make required payments. Indirect-channel device payment receivables are considered financial instruments and were initially recorded at fair value net of imputed interest, and credit losses were recorded as incurred. However, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The gross amount of accounts receivable and corresponding allowance for credit losses are presented separately in the condensed consolidated balance sheets. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as management’s expectations of conditions in the future, if applicable. Our allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

We pool our device payment plan agreement receivables based on the credit quality indicators and shared risk characteristics of "new customers" and "existing customers." New customers are defined as customers who have been with Verizon for less than 210 days if they are classified as a Consumer segment customer, or less than 12 months if they are classified as a Business segment customer. Existing customers are defined as customers who have been with Verizon for more than 210 days if they are in Consumer, or more than 12 months if they are in Business. We record an allowance to reduce the receivables to the amount that is expected to be collectible. For device payment plan agreement receivables, we record bad debt expense based on a default and loss calculation using our proprietary loss model. The expected loss rate is determined based on customer credit scores and other qualitative factors as noted above. The loss rate is assigned individually on a customer by customer basis and the custom credit scores are then aggregated by vintage and used in our proprietary loss model to calculate the weighted-average loss rate used for determining the allowance balance.

We monitor the collectability of our wireless service receivables as one overall pool. Wireline service receivables are disaggregated and pooled by the following customer groups: consumer, small and medium business, global enterprise and wholesale. For wireless service receivables and wireline consumer and small and medium business receivables, the allowance is calculated based on a 12 month rolling average write-off balance multiplied by the average life-cycle of an account from billing to write-off. The risk of loss is assessed over the contractual life of the receivables and we adjust the historical loss amounts for current and future conditions based on management’s qualitative considerations. For global enterprise and wholesale wireline receivables, the allowance for credit losses is based on historical write-off experience and individual customer credit risk, if applicable. We consider multiple factors in determining the allowance as discussed above.

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
	3/12/2020	Topic 848 was effective for the Company beginning on March 12, 2020, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our condensed consolidated financial statements for the current period as a result of adopting this standard update.
The cumulative after-tax effect of the changes made to our condensed consolidated balance sheet for the adoption of Topic 326 were as follows:

(dollars in millions)	At December 31, 2019	Adjustments due to Topic 326	At January 1, 2020
Allowance for credit losses	$—	$919	$919
Allowance for doubtful accounts	733	(733)	—
Other assets	10,141	(79)	10,062
Deferred income taxes	34,703	(65)	34,638
Retained earnings	53,147	(200)	52,947

See Note 6 for additional information related to credit losses, including disclosures required under Topic 326.

Note 2. Revenues and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. Revenue is disaggregated by products and services within Consumer and customer groups (Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale) within Business. See Note 10 for additional information on revenue by segment.

Corporate and other includes the results of our media business, Verizon Media Group (Verizon Media), and other businesses. Verizon Media generated revenues from contracts with customers under ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) of approximately $1.4 billion and $3.1 billion during the three and six months ended June 30, 2020, respectively. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.8 billion and $3.6 billion during the three and six months ended June 30, 2019, respectively.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as towers), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and six months ended June 30, 2020, revenues from arrangements that were not accounted for under Topic 606 were approximately $785 million and $1.6 billion, respectively. During the three and six months ended June 30, 2019, revenues from arrangements that were not accounted for under Topic 606 were approximately $797 million and $1.6 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. Upon adoption, we elected to apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At June 30, 2020, month-to-month service contracts represented approximately 89% of our wireless postpaid contracts and approximately 67% of our wireline Consumer and Small and Medium Business contracts, compared to June 30, 2019, for which month-to-month service contracts represented approximately 87% of our wireless postpaid contracts and 57% of our wireline Consumer and Small and Medium Business contracts.

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

Consumer customer contracts for wireline services are generally month-to-month; however, they may have a service term of two years or shorter than twelve months. Certain contracts with Business customers for wireline services extend into future periods, contain fixed monthly fees and usage-based fees, and can include annual commitments in each year of the contract or commitments over the entire specified contract term; however, a significant number of contracts for wireline services with our Business customers have a contract term that is twelve months or less.

Additionally, there are certain contracts with Business customers for wireline and telematics services and certain Verizon Media contracts with customers that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately five years ending in June 2025 and have aggregate contract minimum payments totaling $2.7 billion.

At June 30, 2020, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for the remainder of 2020, 2021 and thereafter was $10.3 billion, $13.1 billion and $4.0 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

Contract assets primarily relate to our rights to consideration for goods or services provided to customers but for which we do not have an unconditional right at the reporting date. Under a fixed-term plan, total contract revenue is allocated between wireless service and equipment revenues. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer when the performance obligation related to the transfer of control of the equipment is satisfied. The contract asset is reclassified to accounts receivable as wireless services are provided and billed. We have the right to bill the customer as service is provided over time, which results in our right to the payment being unconditional. The contract asset balances are presented in our condensed consolidated balance sheets as Prepaid expenses and other and Other assets. We recognize the allowance for credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability.

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

The following table presents information about receivables from contracts with customers:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2020	2020	2019	2019
Receivables(1)	$10,967	$12,078	$12,173	$12,104
Device payment plan agreement receivables(2)	10,047	11,741	10,053	8,940
(1)Balances do not include receivables related to the following contracts: leasing arrangements (such as towers), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent.
(2)Included in device payment plan agreement receivables presented in Note 6. Balances do not include receivables related to contracts completed prior to January 1, 2018 and receivables derived from the sale of equipment on a device payment plan through an authorized agent.

The following table presents information about contract balances:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2020	2020	2019	2019
Contract asset	$993	$1,150	$1,059	$1,003
Contract liability (1)	5,275	5,307	4,946	4,943
(1) Revenue recognized related to contract liabilities existing at January 1, 2020 were $204 million and $4.0 billion, for the three and six months ended June 30, 2020, respectively. Revenue recognized related to contract liabilities existing at January 1, 2019 were $194 million and $3.9 billion, for the three and six months ended June 30, 2019, respectively.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2020	2019
Assets
Prepaid expenses and other	$762	$848
Other assets	231	302
Total	$993	$1,150

Liabilities
Other current liabilities	$4,636	$4,651
Other liabilities	639	656
Total	$5,275	$5,307

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

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as deferred contract costs, and amortized over a two-to five-year period. Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively.

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2020	2019
Assets
Prepaid expenses and other	$2,455	$2,578
Other assets	1,791	1,911
Total	$4,246	$4,489

For the three and six months ended June 30, 2020, we recognized expense of $767 million and $1.5 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2019, we recognized expense of $639 million and $1.3 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and six months ended June 30, 2020 or June 30, 2019.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In March 2020, the Federal Communication Commission's (FCC) incentive auction for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz, and 47 GHz bands concluded. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that were applied towards the purchase price of spectrum in the auction. The value of the licenses won by Verizon amounted to $3.4 billion, of which $1.8 billion was settled with the relinquished 39 GHz licenses. The remaining balance was settled in cash of $1.6 billion, of which $101 million was paid in December 2019. In connection with the incentive auction, a pre-tax net loss of $1.2 billion ($914 million after-tax) was recorded in Selling, general and administrative expense in the condensed consolidated statement of income for the six months ended June 30, 2020 because the exchange of the previously held licenses for new licenses had commercial substance. Refer to Note 4 for additional information. The new reconfigured licenses were received in the second quarter 2020 and are included in Wireless licenses in our condensed consolidated balance sheet. The average remaining renewal period for these acquired licenses was 9.9 years.
The fair value of the licenses represents a Level 2 measurement as defined in Accounting Standards Codification 820, Fair Value Measurements and Disclosures, and was determined based on the final auction price for each defined geographical area.
During the three and six months ended June 30, 2020, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount and approximately $177 million, respectively.

BlueJeans Network, Inc.
In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans Network, Inc. (BlueJeans), an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $396 million, net of cash acquired.

The financial results of BlueJeans are included in the consolidated results of Verizon from the date of acquisition. These amounts are insignificant for the three and six months ended June 30, 2020.

The acquisition of BlueJeans was accounted for as a business combination. We are currently assessing the identification and measurement of the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, subject to customary closing adjustments. Preliminarily, we recorded approximately $282 million of goodwill and $192 million of other intangible assets, which primarily consisted of enterprise customer list and internally developed technology. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition.

Other
During the three months ended June 30, 2020, we completed no other acquisitions. For the six months ended June 30, 2020, we completed other acquisitions for insignificant amounts of cash consideration.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	At June 30,	At December 31,
(dollars in millions)	2020	2019
Wireless licenses	$95,767	$95,059

At June 30, 2020 and 2019, approximately $3.5 billion and $6.6 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $101 million and $168 million of capitalized interest on wireless licenses for the six months ended June 30, 2020 and 2019, respectively.

In March 2020, we reclassified substantially all of our 39 GHz wireless licenses, including capitalized interest, with a carrying value of $2.8 billion to assets held for sale in connection with the FCC's incentive auction. As a result, these wireless licenses were adjusted down to their fair value of $1.6 billion resulting in a pre-tax loss of $1.2 billion ($914 million after-tax) for the six months ended June 30, 2020. The new reconfigured licenses were received in the second quarter 2020 and had a value of $3.4 billion. See Note 3 for additional information regarding spectrum license transactions.

During 2020, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2020 (1)	$17,104	$7,269	$16	$24,389
Acquisitions (Note 3)	—	282	—	282
Reclassifications, adjustments and other	—	(4)	—	(4)
Balance at June 30, 2020 (1)	$17,104	$7,547	$16	$24,667
(1) Other Goodwill is net of accumulated impairment charges of $4.8 billion, related to our Media reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

	At June 30, 2020			At December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$4,009	$(1,740)	$2,269	$3,896	$(1,511)	$2,385
Non-network internal-use software (5 to 7 years)	21,670	(15,292)	6,378	20,530	(14,418)	6,112
Other (2 to 25 years)	1,981	(1,028)	953	1,967	(966)	1,001
Total	$27,660	$(18,060)	$9,600	$26,393	$(16,895)	$9,498

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2020	$605	$1,197
2019	569	1,124

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2020	$1,194
2021	2,136
2022	1,838
2023	1,476
2024	1,105
2025	746

Note 5. Debt
Significant Debt Transactions
The following table shows the transactions that occurred during the six months ended June 30, 2020.

Redemptions, Repurchases and Repayments

(dollars in millions)	Principal Redeemed/ Repurchased/ Repaid	Amount Paid (1)
Three Months Ended March 31, 2020
Verizon 4.950% notes due 2047	$1,475	$1,475
Three Months Ended March 31, 2020 total	$1,475	$1,475

Three Months Ended June 30, 2020
Verizon 5.143% preferred stock due 2020	$1,650	$1,650
Verizon floating rate (LIBOR +0.550%) notes due 2020 (2)	1,018	1,018
Verizon 4.600% notes due 2021	920	949
Verizon 3.125% notes due 2022	1,256	1,314
Open market repurchases of various Verizon notes	121	143
Verizon 2.375% notes due 2022 (3)	€935	$1,199
Verizon 0.500% notes due 2022 (4)	€454	$517
Three Months Ended June 30, 2020 total		6,790
Six Months Ended June 30, 2020 total		$8,265
(1) Represents amount paid to redeem, repurchase or repay, excluding interest or dividend.
(2) The three-month London Interbank Offered Rate (LIBOR).
(3) Principal and premium amount repaid was €980 million. US dollar amount paid includes cash settlement from derivatives entered in connection with the transaction. See Note 7 for information on cross currency swaps.
(4) Principal and premium amount repaid was €463 million. US dollar amount paid includes cash settlement from derivatives entered in connection with the transaction. See Note 7 for information on cross currency swaps.

Issuances

(amounts in millions)	Principal Amount Issued		Net Proceeds (1)
Three Months Ended March 31, 2020
Verizon 3.600% notes due 2060		$2,385	$2,369
Verizon 3.000% notes due 2027	750		747
Verizon 3.150% notes due 2030	1,500		1,489
Verizon 4.000% notes due 2050	1,250		1,241
Three Months Ended March 31, 2020 total		$5,885	$5,846

Three Months Ended June 30, 2020
Verizon 2.500% due 2030 (2)	C$	1,000	$705
Verizon 3.625% due 2050 (2)	C$	300	$209
Verizon 1.300% notes due 2033 (2)		€1,350	$1,464
Verizon 1.850% notes due 2040 (2)		€800	$869
Three Months Ended June 30, 2020 total			3,247
Six Months Ended June 30, 2020 total			$9,093
(1) Net proceeds were net of discount and issuance costs.
(2) See Note 7 for information on cross currency swaps.

Short-Term Borrowing and Commercial Paper Program
During the three months ended June 30, 2020, we repaid $700 million related to our bilateral short-term uncommitted bank credit facility. As of June 30, 2020, we had no amount outstanding related to this facility.

In April 2020, we issued $3.5 billion in commercial paper. During the three months ended June 30, 2020, we repaid $2.5 billion of commercial paper. As of June 30, 2020, we had $1.0 billion of commercial paper outstanding. In July 2020, we repaid $460 million of commercial paper.

Asset-Backed Debt
As of June 30, 2020, the carrying value of our asset-backed debt was $10.6 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco) and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

As mentioned above, the holders of our asset-backed debt do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. However, if an early amortization of our asset-backed debt occurs, including as a result of increased customer delinquencies or losses relating to COVID-19, all collections on the securitized device payment plan agreement receivables would be used to pay principal and interest on the asset-backed debt, and our financing cash flow requirements would increase for the twelve months immediately following an early amortization event.

ABS Notes
During the six months ended June 30, 2020, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %		Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
March 2020
A-1a Senior class notes	1.850		2.46	$1,326
A-1b Senior floating rate class notes	LIBOR + 0.270	(1)	2.46	100
B Junior class notes	1.980		3.18	98
C Junior class notes	2.060		3.36	76
Total				$1,600
(1) The one-month LIBOR at June 30, 2020 was 0.162%.

Under the terms of each series of ABS Notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity. During the three and six months ended June 30, 2020, we made aggregate principal repayments of $883 million and $1.9 billion, respectively, on ABS Notes that have entered the amortization period.

In July 2020, in connection with an optional acquisition of receivables and redemption of ABS Notes, we made a principal payment, in whole, for $137 million.

ABS Financing Facilities
In May 2020, we amended and restated our outstanding ABS financing facility originally entered into in 2016, and previously amended and restated in 2019, with a number of financial institutions (ABS Financing Facility). Under the terms of the ABS Financing Facility, the financial institutions make advances under asset-backed loans backed by device payment plan agreement receivables of both consumer and business customers. One loan agreement is outstanding in connection with the ABS Financing Facility, and such loan agreement was amended and restated in May 2020. The loan agreement has a final maturity date in May 2024 and bears interest at floating rates. There is a one year revolving period until May 2021, which may be extended with the approval of the financial institutions. Under the loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. In January 2020, we prepaid $1.3 billion of the loan under the loan agreement. In March 2020, we borrowed an additional $1.3 billion under the loan agreement. In June 2020, we prepaid $1.5 billion of the loan under the loan agreement. The aggregate outstanding balance under the ABS Financing Facility was $1.8 billion as of June 30, 2020.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2020	2019
Assets
Account receivable, net	$9,981	$10,525
Prepaid expenses and other	1,053	1,180
Other assets	3,584	3,856

Liabilities
Accounts payable and accrued liabilities	10	11
Short-term portion of long-term debt	3,894	5,578
Long-term debt	6,713	6,791

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At June 30, 2020
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2022	$9,500	$9,392	n/a
Various export credit facilities (2)	2022-2027	7,000	1,500	$4,206
Total		$16,500	$10,892	$4,206
n/a - not applicable

(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding.

In July 2020, we drew $500 million from a $1.5 billion export credit facility entered into in June 2020 and fully drew down $500 million from an export credit facility entered into in July 2020.
Non-Cash Transactions
During the six months ended June 30, 2020 and 2019, we financed, primarily through vendor financing arrangements, the purchase of approximately $673 million and $221 million, respectively, of long-lived assets consisting primarily of network equipment. At June 30, 2020 and December 31, 2019, $1.3 billion and $1.1 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2020, $765 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2020, $391 million aggregate principal amount of these obligations remained outstanding.

Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At June 30, 2020
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable(2)	$12,017	$5,089	$6,636	$23,742
Less Allowance for credit losses	584	234	252	1,070
Accounts receivable, net of allowance	$11,433	$4,855	$6,384	$22,672
(1) Other receivables primarily include wireline receivables, Verizon Media receivables and other receivables, the allowances for which are individually insignificant.
(2) Following the adoption of Topic 326 on January 1, 2020, accounts receivable are measured at amortized cost.

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

The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2020	2019(1)
Device payment plan agreement receivables, gross	$17,079	$19,493
Unamortized imputed interest	(429)	(454)
Device payment plan agreement receivables, at amortized cost	16,650	19,039
Allowance (2)	(795)	(472)
Device payment plan agreement receivables, net	$15,855	$18,567

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$11,433	$13,045
Other assets	4,422	5,522
Device payment plan agreement receivables, net	$15,855	$18,567
(1) Balances reflected are prior to the adoption of Topic 326 on January 1, 2020.
(2) Includes allowance for both short-term and long-term device payment plan agreement receivables. The allowance as of June 30, 2020 and December 31, 2019 relate to our provision for credit losses and doubtful accounts, respectively.

Included in our device payment plan agreement receivables at June 30, 2020 and December 31, 2019, are net device payment plan agreement receivables of $13.5 billion and $14.3 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability measured at fair value, for the customer’s right to trade-in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net, does not reflect the trade-in device liability. At June 30, 2020 and December 31, 2019, the amount of trade-in liability was $55 million and $103 million, respectively.

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

Based on the custom credit risk score, we assign each customer to a credit class, each of which has specified offers of credit including an account level spending limit and either a maximum amount of credit allowed per device or a required down payment percentage. During the fourth quarter 2018, we moved all Consumer customers, short-tenured and established, from a required down payment percentage, between zero and 100%, to a maximum amount of credit per device.

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

The following table presents device payment plan agreement receivables, at amortized cost, as of June 30, 2020, by credit quality indicator and year of origination:

	Year of Origination
(dollars in millions)	2020	2019	2018	Prior to 2018	Total
New customers	$1,042	$1,360	$169	$43	$2,614
Existing customers	4,964	7,857	1,186	29	14,036
Total	$6,006	$9,217	$1,355	$72	$16,650
The data presented in the table above was last updated on June 30, 2020.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of June 30, 2020, wireless service receivables, at amortized cost, originating in 2020 and 2019 were $5.0 billion and an insignificant amount, respectively.

Allowance for Credit Losses
The credit quality indicators are used in determining the estimated amount and the timing of expected credit losses for the device payment plan agreement and wireless service receivables portfolios.

Activity in the allowance for credit losses by portfolio segment of receivables were as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2020	$472	$156
Opening balance sheet adjustment related to Topic 326 adoption	265	—
Adjusted opening balance, January 1, 2020	737	156
Current period provision for expected credit losses	449	252
Write-offs charged against the allowance	(415)	(208)
Recoveries collected	24	34
Balance at June 30, 2020	$795	$234
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

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

As of June 30, 2020, our allowance for credit losses considered the current and potential future impacts caused by COVID-19 based on available information to date. The impacts also include the Company's commitment to the FCC's "Keep Americans Connected" pledge, through which we pledged to waive late fees for, and not terminate service to, any of our consumer or small business customers who informed us that they had been impacted financially by the COVID-19 crisis through May 13, which we extended to June 30, 2020.

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At June 30,
(dollars in millions)	2020
Unbilled	$15,720
Billed:
Current	832
Past due	98
Device payment plan agreement receivables, at amortized cost	$16,650

Note 7. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Foreign exchange forwards	$—	$5	$—	$5
Other assets:
Fixed income securities	—	458	—	458
Interest rate swaps	—	1,935	—	1,935
Cross currency swaps	—	89	—	89
Interest rate caps	—	1	—	1
Total	$—	$2,488	$—	$2,488

Liabilities:
Other current liabilities:
Forward starting interest rate swaps	$—	$568	$—	$568
Other liabilities:
Interest rate swaps	—	340	—	340
Cross currency swaps	—	2,590	—	2,590
Forward starting interest rate swaps	—	552	—	552
Interest rate caps	—	1	—	1
Total	$—	$4,051	$—	$4,051

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$442	$—	$442
Interest rate swaps	—	568	—	568
Cross currency swaps	—	211	—	211
Foreign exchange forwards	—	5	—	5
Total	$—	$1,226	$—	$1,226

Liabilities:
Other liabilities:
Interest rate swaps	$—	$173	$—	$173
Cross currency swaps	—	912	—	912
Forward starting interest rate swaps	—	604	—	604
Total	$—	$1,689	$—	$1,689
(1)Quoted prices in active markets for identical assets or liabilities.
(2)Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3)Unobservable pricing inputs in the market.

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the carrying amount of our investments without readily determinable fair values were $301 million and $284 million, respectively. During both the three and six months ended June 30, 2020, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. Cumulative adjustments due to observable price changes and impairment charges were insignificant.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2019	$110,373	$86,712	$42,488	$—	$129,200
At June 30, 2020	111,631	89,504	47,916	—	137,420

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
(dollars in millions)	2020	2019
Interest rate swaps	$16,996	$17,004
Cross currency swaps	24,740	23,070
Forward starting interest rate swaps	2,000	3,000
Interest rate caps	158	679
Foreign exchange forwards	960	1,130

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

During the three months ended June 30, 2020, we did not enter into any interest rate swaps and we settled interest rate swaps with a total notional value of $929 million. During the six months ended June 30, 2020 we entered into and settled interest rate swaps with a total notional value of $2.4 billion. During the three months ended June 30, 2019, we did not enter into or settle any interest rate swaps. During the six months ended June 30, 2019, we entered into and settled interest rate swaps with a total notional value of $510 million and $1.2 billion, respectively.

The ineffective portion of these interest rate swaps were losses of an insignificant amount and gains of $56 million for the three and six months ended June 30, 2020, respectively. The ineffective portion of these interest rate swaps were gains of an insignificant amount and $60 million for the three and six months ended June 30, 2019, respectively.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At June 30,	At December 31,
(dollars in millions)	2020	2019
Carrying amount of hedged liabilities	$18,438	$17,337
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	1,544	433

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During both the three and six months ended June 30, 2020, we entered into cross currency swaps with a total notional value of $3.3 billion and we settled cross currency swaps with a total notional value of $1.6 billion. During the three and six months ended June 30, 2020, a pre-tax gain of $1.0 billion and a pre-tax loss of $1.9 billion, respectively, were recognized in Other comprehensive income (loss). During the three and six months ended June 30, 2019, we entered into cross currency swaps with a total notional value of $3.5 billion and we did not settle any cross currency swaps. During the three and six months ended June 30, 2019, pre-tax losses of $340 million and $328 million, respectively, were recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

During the three and six months ended June 30, 2020, we did not enter into any new forward starting interest rate swaps. During the three months ended June 30, 2020, we did not settle any forward starting interest rate swaps. During the six months ended June 30, 2020, we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the three and six months ended June 30, 2019, we did not enter into any new forward starting interest rate swaps. During the three months ended June 30, 2019, we did not settle any forward starting interest rate swaps and, for the six months ended June 30, 2019, we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the three and six months ended June 30, 2020, an insignificant pre-tax gain and a pre-tax loss of $809 million, respectively, were recognized in Other comprehensive income (loss), resulting from interest rate movements. During the three and six months ended June 30, 2019, pre-tax losses of $293 million and $497 million, respectively, were recognized in Other comprehensive income (loss), resulting from interest rate movements.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. During the three months ended June 30, 2020, we did not enter into or settle any treasury rate locks designated as cash flow hedges, and we did not recognize any amount in our condensed consolidated financial statement. During the six months ended June 30, 2020, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $500 million, and we recognized an insignificant pre-tax loss in Other comprehensive income (loss). During the three and six months ended June 30, 2019, we did not enter into or settle any treasury rate locks designated as cash flow hedges, and we did not recognize any amount in our condensed consolidated financial statements.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt designated as a net investment hedge was €750 million as of both June 30, 2020 and December 31, 2019.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. We recognized insignificant pre-tax losses in Interest expense during the three and six months ended June 30, 2020 and 2019.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. During the three months ended June 30, 2020, we entered into and settled foreign exchange forwards with a total notional value of $4.3 billion and $4.2 billion, respectively. During the six months ended June 30, 2020, we entered into and settled foreign exchange forwards with a total notional value of $6.9 billion and $7.1 billion, respectively. During the three months ended June 30, 2019, we entered into and settled foreign exchange forwards with a total notional value of $3.1 billion and $3.0 billion, respectively. During the six months ended June 30, 2019, we entered into and settled foreign exchange forwards with a total notional value of $6.1 billion and $5.6 billion, respectively. During the three and six months ended June 30, 2020, pre-tax gains of $81 million and an insignificant amount, respectively, were recognized in Other income (expense), net. During the three and six months ended June 30, 2019, insignificant pre-tax losses were recognized in Other income (expense), net.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. During the three months ended June 30, 2020, we did not enter into or settle any treasury rate locks, and we did not recognize any amount in our condensed consolidated financial statement. During the six months ended June 30, 2020, we entered into and settled treasury rate locks with a total notional value of $1.6 billion, and we recognized an insignificant pre-tax gain in Interest expense. During the three and six months ended June 30, 2019, we did not enter into or settle any treasury rate locks, and we did not recognize any amount in our condensed consolidated financial statements.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At June 30, 2020, we held $0.3 billion and posted an insignificant amount of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheet. At December 31, 2019, we held an insignificant amount of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2020	2019	2020	2019
Service cost - Cost of services	$59	$50	$23	$19
Service cost - Selling, general and administrative expense	14	12	5	5
Service cost	$73	$62	$28	$24

Amortization of prior service cost (credit)	$15	$16	$(242)	$(243)
Expected return on plan assets	(296)	(282)	(6)	(10)
Interest cost	137	176	107	158
Remeasurement loss, net	153	—	—	—
Other components	$9	$(90)	$(141)	$(95)

Total	$82	$(28)	$(113)	$(71)

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2020	2019	2020	2019
Service cost - Cost of services	$118	$100	$45	$39
Service cost - Selling, general and administrative expense	28	23	10	9
Service cost	$146	$123	$55	$48

Amortization of prior service cost (credit)	$30	$31	$(483)	$(486)
Expected return on plan assets	(593)	(564)	(13)	(19)
Interest cost	277	354	214	315
Remeasurement loss (gain), net	335	(96)	—	—
Other components	$49	$(275)	$(282)	$(190)

Total	$195	$(152)	$(227)	$(142)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including remeasurement adjustments, if any, are recorded in Other income (expense), net.

2018 Voluntary Separation Program
In December 2018, eligible employees began separating from the Company under a Voluntary Separation Program. The program finished at the end of June 2019. The severance benefits payments to these employees were substantially completed by the end of September 2019.

Severance Payments
During the three and six months ended June 30, 2020, we paid severance benefits of $52 million and $175 million, respectively. During the six months ended June 30, 2020, we recorded net pre-tax severance charges of an insignificant amount. At June 30, 2020, we had a remaining severance liability of $443 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the six months ended June 30, 2020, we made no contributions to our qualified pension plans. During both the three and six months ended June 30, 2020, we made insignificant contributions to our nonqualified pension plans. During the six months ended June 30, 2019, we made a discretionary pension contribution of $300 million to our qualified pension plans. We do not expect mandatory pension funding through December 31, 2020. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2020.

Remeasurement loss (gain), net
During the three and six months ended June 30, 2020, we recorded net pre-tax remeasurement losses of $153 million and $335 million in our pension plans, respectively, triggered by settlements.

During the three months ended June 30, 2020, we recorded a net pre-tax remeasurement loss of $153 million primarily driven by a $163 million charge mainly due to the difference between our estimated return on assets and our actual return on assets and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit due to changes in our discount rate.

During the three months ended March 31, 2020, we recorded a net pre-tax remeasurement loss of $182 million primarily driven by a $196 million charge mainly due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit due to the difference between our estimated return on assets and our actual return on assets.

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

Note 9. Equity and Accumulated Other Comprehensive Income
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended June 30,	2020		2019
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,302		13,418
Other		(21)		1
Balance at end of period		13,281		13,419

Retained Earnings
Balance at beginning of period		54,557		46,493
Net income attributable to Verizon		4,700		3,944
Dividends declared ($0.6150, $0.6025 per share)		(2,544)		(2,492)
Other		33		—
Balance at end of period		56,746		47,945

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period attributable to Verizon		(1,502)		2,216
Foreign currency translation adjustments		77		(67)
Unrealized gain (loss) on cash flow hedges		314		(537)
Unrealized gain on marketable securities		6		4
Defined benefit pension and postretirement plans		(169)		(169)
Other comprehensive income (loss)		228		(769)
Balance at end of period attributable to Verizon		(1,274)		1,447

Treasury Stock
Balance at beginning of period	(153,438)	(6,725)	(155,727)	(6,825)
Employee plans	58	3	58	2
Balance at end of period	(153,380)	(6,722)	(155,669)	(6,823)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		149		125
Restricted stock equity grant		157		44
Amortization		(69)		(4)
Balance at end of period		237		165

Noncontrolling Interests
Balance at beginning of period		1,443		1,604
Total comprehensive income		139		130
Distributions and other		(166)		(369)
Balance at end of period		1,416		1,365
Total Equity		$64,113		$57,947

(dollars in millions, except per share amounts, and shares in thousands)
Six months ended June 30,	2020			2019
	Shares	Amount		Shares	Amount
Common Stock
Balance at beginning of year	4,291,434	$429		4,291,434	$429
Balance at end of period	4,291,434	429		4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,419			13,437
Other		(138)			(18)
Balance at end of period		13,281			13,419

Retained Earnings
Balance at beginning of year		53,147			43,542
Opening balance sheet adjustment		(200)	(1)		410	(2)
Adjusted opening balance		52,947			43,952
Net income attributable to Verizon		8,856			8,976
Dividends declared ($1.2300, $1.2050 per share)		(5,090)			(4,983)
Other		33			—
Balance at end of period		56,746			47,945

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		998			2,370
Foreign currency translation adjustments		(43)			(43)
Unrealized loss on cash flow hedges		(1,896)			(550)
Unrealized gain on marketable securities		5			8
Defined benefit pension and postretirement plans		(338)			(338)
Other comprehensive loss		(2,272)			(923)
Balance at end of period attributable to Verizon		(1,274)			1,447

Treasury Stock
Balance at beginning of year	(155,606)	(6,820)		(159,400)	(6,986)
Employee plans	2,222	98		3,726	163
Shareholder plans	4	—		5	—
Balance at end of period	(153,380)	(6,722)		(155,669)	(6,823)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		222			353
Restricted stock equity grant		172			79
Amortization		(157)			(267)
Balance at end of period		237			165

Noncontrolling Interests
Balance at beginning of year		1,440			1,565
Opening balance sheet adjustment		—			1	(2)
Adjusted opening balance		1,440			1,566
Total comprehensive income		270			258
Distributions and other		(294)			(459)
Balance at end of period		1,416			1,365
Total Equity		$64,113			$57,947
(1) The opening balance sheet adjustment for the six months ended June 30, 2020 is due to the adoption of Topic 326 on January 1, 2020. See Note 1 for additional information.
(2) Opening balance sheet adjustments for the six months ended June 30, 2019 are due to the adoption of Topic 842 on January 1, 2019. Refer to the consolidated financial statements included in Verizon's Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

Common Stock
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of the Company's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Verizon did not repurchase any shares of Verizon common stock under our authorized share buyback programs during the six months ended June 30, 2020. At June 30, 2020, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.2 million common shares issued from Treasury stock during the six months ended June 30, 2020.

Accumulated Other Comprehensive Income (Loss)
The changes in the balances of Accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2020	$(584)	$(816)	$27	$2,371	$998
Other comprehensive income (loss)	(43)	(2,065)	5	—	(2,103)
Amounts reclassified to net income	—	169	—	(338)	(169)
Net other comprehensive income (loss)	(43)	(1,896)	5	(338)	(2,272)
Balance at June 30, 2020	$(627)	$(2,712)	$32	$2,033	$(1,274)

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

Our segments and their principal activities consist of the following:

Segment	Description
Verizon Consumer Group	Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network by our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Verizon Business Group	Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world.
Our Consumer segment’s wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis. Our Business segment’s wireless and wireline products and services are organized by the primary customer groups targeted by these offerings: Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
External Operating Revenues
Consumer
Service	$15,898	$16,350	$32,241	$32,611
Wireless equipment	3,209	3,904	6,586	8,070
Other	1,946	1,680	3,932	3,350
Total Consumer	21,053	21,934	42,759	44,031

Business
Small and Medium Business	2,597	2,781	5,395	5,485
Global Enterprise	2,587	2,673	5,217	5,363
Public Sector and Other	1,523	1,492	2,997	2,963
Wholesale	756	810	1,516	1,650
Total Business	7,463	7,756	15,125	15,461
Total reportable segments	$28,516	$29,690	$57,884	$59,492

Intersegment Revenues
Consumer	$60	$61	$119	$112
Business	19	12	38	26
Total reportable segments	$79	$73	$157	$138

Total Operating Revenues
Consumer	$21,113	$21,995	$42,878	$44,143
Business(1)	7,482	7,768	15,163	15,487
Total reportable segments	$28,595	$29,763	$58,041	$59,630

Operating Income
Consumer	$7,064	$7,336	$14,346	$14,586
Business	946	1,071	1,900	2,119
Total reportable segments	$8,010	$8,407	$16,246	$16,705
(1) Service and other revenues included in our Business segment amounted to approximately $7.0 billion for both the three months ended June 30, 2020 and 2019. Service and other revenues included in our Business segment amounted to approximately $13.9 billion for both the six months ended June 30, 2020 and 2019. Wireless equipment revenues included in our Business segment amounted to approximately $546 million and $1.3 billion for the three and six months ended June 30, 2020, respectively, and approximately $814 million and $1.6 billion for the three and six months ended June 30, 2019, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
Consumer	$2,754	$2,772	$5,553	$5,536
Business	260	239	522	482
Total Fios revenue	$3,014	$3,011	$6,075	$6,018

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
Consumer	$13,087	$13,456	$26,563	$26,813
Business	2,861	2,775	5,742	5,469
Total Wireless service revenue	$15,948	$16,231	$32,305	$32,282

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
Total reportable segment operating revenues	$28,595	$29,763	$58,041	$59,630
Corporate and other	1,967	2,412	4,239	4,747
Eliminations	(115)	(104)	(223)	(178)
Total consolidated operating revenues	$30,447	$32,071	$62,057	$64,199

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
Total reportable segment operating income	$8,010	$8,407	$16,246	$16,705
Corporate and other	(445)	(354)	(704)	(740)
Other components of net periodic benefit charges (Note 8)	(204)	(203)	(407)	(406)
Loss on spectrum license transaction (Note 3)	—	—	(1,195)	—
Total consolidated operating income	7,361	7,850	13,940	15,559

Equity in losses of unconsolidated businesses	(13)	(13)	(25)	(19)
Other income (expense), net	(72)	(1,312)	71	(1,017)
Interest expense	(1,089)	(1,215)	(2,123)	(2,425)
Income Before Provision For Income Taxes	$6,187	$5,310	$11,863	$12,098

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2020 and 2019.

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

During 2020, Verizon entered into four renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term from 12 to 18 years from commencement of the facility's entry into commercial operation, which is expected to occur in 2021 or 2023, as applicable. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly diverse workforce of approximately 135,300 employees as of June 30, 2020.

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. During 2020, we are focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks and solutions. We are creating business value by earning customers', employees' and shareholders' trust, limiting our environmental impact and continuing our customer base growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth.

We are consistently deploying new network architecture and technologies to secure our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. We expect that our next-generation multi-use platform, which we call the Intelligent Edge Network, will simplify operations by eliminating legacy network elements, speed the deployment of 5G wireless technology and create new opportunities in the business market in a cost efficient manner. Our network leadership is the hallmark of our brand and the foundation for the connectivity, platforms and solutions upon which we build our competitive advantage.

Highlights of Our Financial Results for the Three Months Ended June 30, 2020 and 2019
(dollars in millions)

Highlights of Our Financial Results for the Six Months Ended June 30, 2020 and 2019
(dollars in millions)

Impacts of the Recent Novel Coronavirus (COVID-19)
This disclosure discusses the actions Verizon has taken in response to the COVID-19 crisis and the impacts that the situation has had on our business, as well as related known or expected trends. The disclosure in the remainder of this Management's Discussion & Analysis of Financial Condition and Results of Operations is qualified by the disclosure in this section on the impacts of COVID-19 and, to the extent that the disclosure in the remainder of Management's Discussion & Analysis refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact discussed in this section on the impacts of COVID-19.

COVID-19 was identified in China in late 2019 and has since spread throughout the world, including throughout the United States (U.S.). Public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the U.S., but during the period ended June 30, 2020 a significant percentage of the U.S. population was subject to meaningful restrictions on activities, which included limitations on the operation of non-essential businesses including retail operations, requirements that individuals remain in or close to their homes, school closures, limitations on large gatherings, travel restrictions and other policies to promote or enforce physical distancing. Similar restrictions have been implemented in many other countries in which we operate. As described below, these restrictions and our responses to them are significantly impacting how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. In addition, governments have imposed a wide variety of consumer protection measures that limit how certain businesses, including telecommunications companies, can operate their businesses and interact with their customers. The crisis and governmental responses to the crisis have also resulted in a slowdown of global economic activity, which has significantly impacted our customers. As a result, prior trends in our business may not be applicable to our operations during the pendency of the crisis.

Most of the policies and initiatives referenced above were implemented during the latter part of the first quarter and during the second quarter 2020, as were Verizon’s activities described below. The impact of COVID-19 for the remainder of the year and beyond will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions, additional initiatives we undertake in response to employee, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term.

Operations
In response to the crisis beginning in the first quarter 2020, we began executing our business continuity plans and evolving our operations to protect the safety of our employees and to continue to provide critical infrastructure and connectivity to our customers, as they have changed their ways of working and living. Some of the initiatives we took include:
•Moving over 115,000 of our 135,300 employees to remote work arrangements.
•Closing nearly 70% of our company-owned retail store locations and moving to appointment-only access to our remaining store locations.
•Limiting our customer-focused field operations based on the criticality of the services being provided or repaired.
•Enhancing our safety protocols for employees who cannot work from home.
•Providing temporary additional compensation to employees in front line roles that cannot be done from home.
•Adjusting other compensation and benefits programs to address circumstances created by the crisis.
•Taking the Federal Communication Commission's (FCC's) "Keep Americans Connected" pledge, through which we pledged to waive late fees for, and not terminate service to, any of our consumer or small business customers who informed us that they had been impacted financially by the COVID-19 crisis through May 13, which we extended to June 30, 2020. Customers who enrolled in the pledge were also automatically enrolled in a repayment program following June 30, 2020.
•Providing additional data allocations to permit wireless consumer and small business customers to remain connected during the first several months of the pandemic.
•Waiving activation and upgrade fees through digital distribution channels.
•Working with business customers to address payment needs during the crisis.
•Maintaining effective governance and internal controls in a remote work environment.

As some of the restrictions on physical movement and limitations on business and other activities described above eased to varying degrees during the second quarter 2020, we began the process of resuming certain of our operations, with the health and safety of our employees and customers as our utmost priority, and modifying some of our temporary policies. These initiatives include:
•Beginning to transition to facility access where feasible for those with remote work arrangements.
•Reopening certain temporarily closed company-owned retail store locations, with more than 60% of all company-owned retail store locations open as of June 30, 2020, introducing touch-less retail and providing curbside pickup options.
•Resuming certain customer-focused field operations.
•Discontinuing certain of our temporary compensation and benefits arrangements.

We expect that we will continue to revise our approach to these initiatives as the crisis evolves in the third quarter 2020 and beyond in order to meet the needs of our employees, customers and the Company and to continue to provide our products and services.

Operating Metrics
The following comparison of key performance metrics for the month of June 2020 with the same metrics for the entire second quarter 2020 shows the trends at the end of the second quarter compared to the quarter as a whole as the conditions in the various markets in which we operate evolved during the quarter.

			Verizon Business Group
	Verizon Consumer Group		Small and Medium Business		Global Enterprise		Public Sector and Other
	2Q 2020	June 2020	2Q 2020	June 2020	2Q 2020	June 2020	2Q 2020	June 2020
Wireless retail postpaid gross additions	(29)%	(21)%	(34)%	(23)%	(26)%	(8)%	125%	48%
Wireless retail postpaid phone churn	(21 bps)	(18 bps)	(5 bps)	4 bps	1 bps	17 bps	(22 bps)	(4 bps)
Wireless retail postpaid upgrades	(9)%	—%	(26)%	(4)%	(35)%	(23)%	(32)%	(27)%
Wireless retail postpaid device activations	(17)%	(9)%	(31)%	(15)%	(30)%	(14)%	39%	8%
Fios internet gross additions	(35)%	(13)%	(49)%	(4)%	n/a	n/a	n/a	n/a
n/a - not applicable

The following displays Verizon Media Group key performance metrics for the month of June 2020:

Verizon Media Group
Monthly active users	4%
Yahoo Finance	45%
Yahoo News	25%

The above metrics reflect that during the second quarter 2020, our various customer groups experienced a wide range of trends in customer demand, as well as different trajectories in those trends towards the end of the quarter. As a result of resuming our business activities during the quarter as described above, consumer activity showed significant improvement in the month of June as compared to the second quarter as a whole. The level of decline in Consumer wireless retail postpaid gross additions improved in June from the decline level experienced in the beginning of the quarter, while churn remained historically low. Wireless upgrade volumes were flat in June, reflecting pent-up demand, the availability of 5G-enabled devices and the introduction of other new devices. Consumer Fios performance saw significant improvement in June 2020, reflecting the transition we made from halting in-home Fios installations in the beginning of the quarter to resuming in-home installations in June, as well as the institution of innovative solutions for Fios self-installations.

In Business, we continued to experience significant pressure in Small and Medium Business throughout the quarter, with marginally higher churn and more robust upgrade activity in June. Among our Public Sector and Other and certain Global Enterprise customers, we experienced a surge in demand for connectivity in the beginning of the quarter to support front line crisis responders, work-from home and home schooling arrangements and other demands for critical connectivity services. Public Sector customers continued to demonstrate a robust demand for phones and connected devices throughout the quarter. In Global Enterprise, while we experienced a reduction in wireless volumes beginning in mid-April, we saw an improvement in gross add activity in June.

In Verizon Media, we continued to experience a decline in advertising and search revenue as advertisers paused or canceled campaigns during the second quarter 2020, and users searched for fewer commercial terms, providing less opportunity for monetization.

The progression of these trends in the third quarter and thereafter will depend on a number of factors, including how government policies with respect to physical distancing and reopening evolve and what the related macroeconomic impacts will be.

See "Segment Results of Operations" for additional information regarding our selected operating statistics.

Liquidity and Capital Resources
Verizon finished the second quarter 2020 in a strong financial position. As of June 30, 2020, our balance sheet included:

Cash and cash equivalents	$7.9	billion
Unsecured debt	$102.2	billion

As of June 30, 2020, our Cash and cash equivalents balance was $7.9 billion compared to $2.6 billion as of December 31, 2019 and $1.9 billion as of June 30, 2019. We made the decision to maintain a higher cash balance in order to further protect the Company against the uncertainties of the COVID-19 crisis. During the three months ended June 30, 2020, we decreased the amount of unsecured notes maturing through 2022 by $3.8 billion. As of June 30, 2020, we have no unsecured notes maturing during the remainder of 2020 and we have less than $1.0 billion of unsecured notes maturing in 2021. As of June 30, 2020, we had not drawn down on our $9.5 billion revolving credit facility and the unused borrowing capacity was approximately $9.4 billion. The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. During the three months ended June 30, 2020, we entered into a $1.5 billion export credit facility, as well as issued $0.9 billion aggregate principal amount of Canadian dollar-denominated notes and $2.3 billion aggregate principal amount of Euro-denominated notes, and we were active in the commercial paper market. In July 2020, we drew $500 million from the export credit facility entered into in June 2020 and fully drew down $500 million from an export credit facility entered into in July 2020. In addition, we repaid $460 million of commercial paper.

The COVID-19 crisis, together with other dynamics in the marketplace, has caused borrowing costs to fluctuate significantly and, in certain cases, restricted the ability of borrowers to access the capital markets and other sources of financing. In order to provide financial flexibility and finance certain investments and projects, we may continue to utilize external financing arrangements that have been or may be affected by these market conditions. However, we believe that our cash on hand, the cash we expect to generate from our operations, and cash from other sources of financing available to us are, and will continue to be, sufficient to meet our ongoing operating, capital expenditure and investing requirements.

We expect to continue to have sufficient cash to fund our operations, although we could experience significant fluctuations in our cash flows from period to period during the crisis. The net cash generated from our operations provides our primary source of cash flows. While we have historically experienced consistently low levels of payment delinquencies among our consumer and business accounts, beginning late in the first quarter 2020, we started to see increases in delinquencies across our retail customer base and our small and medium business accounts. This change in delinquency rate moderated during the second quarter; however, if these levels of delinquencies begin to grow, they could have a material adverse impact on our cash flows. We could also experience fluctuations in our cash flows in the periods that follow the end of the COVID-19 crisis resulting from the ongoing impacts of the crisis on macroeconomic conditions in the U.S. and our customers working to become current on their bills beginning in the third quarter 2020.

In addition, we issue asset-backed debt secured by our device payment plan agreement receivables and the collections on such receivables. These transactions require us to comply with various tests, including delinquency and loss-related tests, which, if not met, would cause the asset-backed debt to amortize earlier and faster than otherwise expected. The holders of our asset-backed debt do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. However, if an early amortization of our asset-backed debt occurs, including as a result of increased customer delinquencies or losses relating to COVID-19, all collections on the securitized device payment plan agreement receivables would be used to pay principal and interest on the asset-backed debt, and our financing cash flow requirements would increase for the twelve months immediately following an early amortization event.

Impacts on Financial Results
Our revenues and expenses in the first half of 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and to keep our customers connected and as a result of our customers’ changing activities as well as the restrictions on activities and the global economic slowdown, as described below. We estimate that the net impact of COVID-19 on our second quarter results was a reduction of approximately $0.14 in earnings per share, primarily as a result of decreases in wireless service revenue, decreases in advertising and search revenue at Verizon Media, and the operational actions we took, as described above.

Revenues
As a result of our decision to keep our customers connected during the crisis, we experienced fewer step ups in data plans, lower overage revenues and lower fees from activations and upgrades and fewer fees in the first half of 2020. We also experienced lower roaming revenues, as our customers meaningfully reduced travel during the year. In Verizon Media we have seen a reduction in advertising and search revenue, as customers have scaled back their advertising campaigns.
We have also seen considerably less churn in the consumer wireless base and lower equipment volumes and upgrade rates since the beginning of the crisis. As a result of limited in-store engagement and these changing customer behaviors, we experienced significantly lower equipment revenue in the first half of 2020.

Expenses
While certain expenses, such as equipment cost, were lower as a result of the revenue impacts discussed above, these decreases were partially offset by increases in the allowance for credit losses, commission expense and compensation related costs. The increase in sales related compensation costs was a result of an expansion of our compensation programs for both employees and agents. This COVID-19 relief program did not qualify for deferral treatment as defined by Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers;" however the costs were not materially different on a cash basis.

As a result of waiving late fees and keeping customers connected during the crisis pursuant to our pledge, and pursuant to various state orders and laws, we saw increases in delinquencies across our retail customer base and certain of our business accounts. This change in the delinquency rate has since has since moderated; however, if the levels of delinquencies for our consumer and small and medium business customers begin to grow again, additional provisions to our allowance for credit losses may be required, which could be significant. We continue to monitor customer behavior and our expected loss assumptions and estimates.

Other
In addition, equity and debt markets experienced significant volatility during the first half 2020 partially as a result of the crisis, and federal governmental actions to stimulate the economy have significantly impacted interest rates. These circumstances could affect the funding level of our pension plans and our calculated liabilities under our pension and other postemployment benefit plans. Other impacts from the crisis on our financial results in the third quarter and beyond could result from a further slowdown in the global economy, additional regulatory or legislative initiatives that impact our relationships with our customers, and other initiatives we undertake to respond to the needs of our employees and our customers.

We expect these impacts on our revenues and expenses to continue during the third quarter 2020 and beyond, though the extent of these impacts will depend on the factors described above.

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended June 30, 2020 and 2019
———
Note: Excludes eliminations.

Revenue by Segment for the Six Months Ended June 30, 2020 and 2019
———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network by our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

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

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and six months ended June 30, 2020 totaled $21.1 billion and $42.9 billion, respectively, representing a decrease of 4.0% and 2.9%, respectively, compared to the similar periods in 2019. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and six months ended June 30, 2020 totaled $7.5 billion and $15.2 billion, respectively, representing a decrease of 3.7% and 2.1%, respectively, compared to the similar periods in 2019. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Verizon Media includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated and third-party search properties as well as mail, news, finance, sports and entertainment offerings, and provides other businesses and partners access to consumers through digital advertising, content delivery and video streaming platforms. Verizon Media's total operating revenues were $1.4 billion and $3.1 billion, respectively, for the three and six months ended June 30, 2020, which represents a decrease of 24.5% and 14.5%, respectively, compared to the similar periods in 2019.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2020, these investments included $9.9 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2020 are currently expected to be in the range of $17.5 billion to $18.5 billion, including the continued investment in our 5G network. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G Long-Term Evolution (LTE) network, while also building our next generation 5G network. We are densifying our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of June 30, 2020, we have commercially launched 5G Home in six U.S. markets - two on global standards, one on proprietary standards and three on both standards. We have also launched our 5G Ultra Wideband Network in 35 U.S. markets, as well as several 5G-compatible smartphones and other devices.

To compensate for the shrinking market for traditional copper-based products, we continue to build fiber-based networks supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We are evolving the architecture of our networks to a next-generation multi-use platform, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support both our fiber-based and radio access network technologies. We call this the Intelligent Edge Network. We expect that this new architecture will simplify operations by eliminating legacy network elements, speed the deployment of 5G wireless technology and create new opportunities in the business market in a cost efficient manner.

Operating Environment and Trends
The information related to trends affecting our business in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2019 is updated by the disclosure included above under "Impacts of the Recent Novel Coronavirus (COVID-19)" and the following information.

We adopted ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020, using the modified retrospective application. This method does not impact the prior periods, which continue to reflect the accounting treatment prior to the adoption of Topic 326. As a result, for items that were affected by our adoption of Topic 326, financial results of periods prior to January 1, 2020 are not comparable to the current period financial results. See Notes 1 and 6 to the condensed consolidated financial statements for additional information.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. Our revenues and expenses in the first half of 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Consumer	$21,113	$21,995	$(882)	(4.0)%	$42,878	$44,143	$(1,265)	(2.9)%
Business	7,482	7,768	(286)	(3.7)	15,163	15,487	(324)	(2.1)
Corporate and other	1,967	2,412	(445)	(18.4)	4,239	4,747	(508)	(10.7)
Eliminations	(115)	(104)	(11)	10.6	(223)	(178)	(45)	25.3
Consolidated Revenues	$30,447	$32,071	$(1,624)	(5.1)	$62,057	$64,199	$(2,142)	(3.3)

Consolidated revenues decreased $1.6 billion, or 5.1%, and $2.1 billion, or 3.3%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019. The decreases in revenues were due to decreases at our Consumer segment, Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased $445 million, or 18.4%, and $508 million, or 10.7%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily due to a decrease of $449 million and $519 million, respectively, in revenues within Verizon Media.

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Cost of services	$7,639	$7,702	$(63)	(0.8)%	$15,393	$15,494	$(101)	(0.7)%
Cost of wireless equipment	4,110	5,019	(909)	(18.1)	8,652	10,217	(1,565)	(15.3)
Selling, general and administrative expense	7,156	7,268	(112)	(1.5)	15,741	14,466	1,275	8.8
Depreciation and amortization expense	4,181	4,232	(51)	(1.2)	8,331	8,463	(132)	(1.6)
Consolidated Operating Expenses	$23,086	$24,221	$(1,135)	(4.7)	$48,117	$48,640	$(523)	(1.1)

Operating expenses for our segments are discussed separately below under the heading "Segment Results of Operations."

Cost of Services
Cost of services includes the following costs directly attributable to a service: salaries and wages, benefits, materials and supplies, content costs, contracted services, network access and transport costs, customer provisioning costs, computer systems support, costs to support our outsourcing contracts and technical facilities and traffic acquisition costs. Aggregate customer service costs, which include billing and service provisioning, are allocated between Cost of services and Selling, general and administrative expense.

Cost of services decreased $63 million, or 0.8%, and $101 million, or 0.7%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily due to decreases in traffic acquisition costs due to COVID-19, as well as decreases in costs related to the device protection offerings to our wireless retail postpaid customers and access costs and roaming primarily driven by a decrease in travel due to COVID-19. These decreases were partially offset by increases in digital content costs, rent expense as a result of adding capacity to the networks to support demand, wireline equipment costs and personnel costs.

Cost of Wireless Equipment
Cost of wireless equipment decreased $909 million, or 18.1%, and $1.6 billion, or 15.3%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, as a result of declines in the number of wireless devices sold due to an elongation of the handset upgrade cycle, and declines in activation and upgrade volumes primarily due to COVID-19.

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

Selling, general and administrative expense decreased $112 million, or 1.5%, and increased $1.3 billion, or 8.8%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019. The decrease during the three months ended June 30, 2020, compared to the similar period in 2019, was primarily due to decreases in the allowance for credit losses, regulatory fees, personnel costs and advertising expenses. These decreases were partially offset by increases in sales commission expense. The increase during the six months ended June 30, 2020, compared to the similar period in 2019, was primarily due to a $1.2 billion loss resulting from the spectrum license auction (see "Special Items") and increases in the allowance for credit losses and sales commission expense. These increases were partially offset by decreases in regulatory fees, personnel costs and advertising expenses. The increase in the allowance for credit losses was primarily due to COVID-19. The increases in sales commission expense during the three and six months ended June 30, 2020 were due to a lower net deferral of commission costs in the current year as compared to the prior year, as well as incremental sales compensation while certain of our stores and agent locations are closed due to COVID-19.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $51 million, or 1.2%, and $132 million, or 1.6%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily due to the change in the mix of net depreciable assets.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Interest income	$16	$31	$(15)	(48.4)%	$36	$60	$(24)	(40.0)%
Other components of net periodic benefit cost	132	185	(53)	(28.6)	233	465	(232)	(49.9)
Other, net	(220)	(1,528)	1,308	(85.6)	(198)	(1,542)	1,344	(87.2)
Total	$(72)	$(1,312)	$1,240	(94.5)	$71	$(1,017)	$1,088	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit costs and foreign exchange gains and losses. The change in Other income (expense), net during the three months ended June 30, 2020, compared to the similar period in 2019, was primarily attributable to a comparative decrease in early debt redemption costs of $1.4 billion, partially offset by a pension remeasurement loss of $153 million recorded during the three months ended June 30, 2020. The change in Other income (expense), net during the six months ended June 30, 2020, compared to the similar period in 2019, was primarily attributable to a comparative decrease in early debt redemption costs of $1.4 billion, partially offset by a pension remeasurement loss of $335 million recorded during the six months ended June 30, 2020, compared with a pension remeasurement gain of $96 million recorded during the six months ended June 30, 2019. See "Special Items" for additional information. In addition, the increases in Other income (expense), net during the six months ended June 30, 2020, compared to the similar period in 2019, were partially offset by foreign exchange losses.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Total interest costs on debt balances	$1,205	$1,377	$(172)	(12.5)%	$2,392	$2,744	$(352)	(12.8)%
Less capitalized interest costs	116	162	(46)	(28.4)	269	319	(50)	(15.7)
Total	$1,089	$1,215	$(126)	(10.4)	$2,123	$2,425	$(302)	(12.5)

Average debt outstanding (1) (3)	$117,239	$115,163			$114,950	$114,414
Effective interest rate (2) (3)	4.1%	4.8%			4.2%	4.8%
(1)The average debt outstanding is a financial measure and is calculated by applying a simple average of the prior thirteen-month end balances of total short-term and long-term debt, net of discounts, premiums and unamortized debt issuance costs.
(2)The effective interest rate is the rate of actual interest incurred on debt. It is calculated by dividing the total interest costs on debt balances by the average debt outstanding.
(3)We believe that this measure is useful to management, investors and other users of our financial information in evaluating our debt financing cost and trends in our debt leverage management.

Total interest expense decreased during both the three and six months ended June 30, 2020, compared to the similar periods in 2019, primarily due to decreases in interest on debt and derivative activities.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Provision for income taxes	$1,348	$1,236	$112	9.1%	$2,737	$2,864	$(127)	(4.4)%
Effective income tax rate	21.8%	23.3%			23.1%	23.7%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate during the three and six months ended June 30, 2020, compared to the similar periods in 2019, was primarily due to aggregate tax benefits from a series of legal entity restructurings in the current period. The increase in the provision for income taxes during the three months ended June 30, 2020, compared to the similar period in 2019, was primarily due to the increase in income before income taxes in the current period. The decrease in the provision for income taxes during the six months ended June 30, 2020, compared to the similar period in 2019, was due to the decrease in income before income taxes as well as aggregate tax benefits from a series of legal entity restructurings in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.9 billion at both June 30, 2020 and December 31, 2019. Interest and penalties related to unrecognized tax benefits were $369 million (after-tax) and $385 million (after-tax) at June 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
Consolidated Net Income	$4,839	$4,074	$9,126	$9,234
Add:
Provision for income taxes	1,348	1,236	2,737	2,864
Interest expense (1)	1,089	1,215	2,123	2,425
Depreciation and amortization expense	4,181	4,232	8,331	8,463
Consolidated EBITDA	$11,457	$10,757	$22,317	$22,986

Add (Less):
Other (income) expense, net (2)	$72	$1,312	$(71)	$1,017
Equity in losses of unconsolidated businesses	13	13	25	19
Loss on spectrum license auction	—	—	1,195	—
Consolidated Adjusted EBITDA	$11,542	$12,082	$23,466	$24,022
(1) Includes Early debt redemption costs, where applicable. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market adjustments and Early debt redemption costs, where applicable. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2020, compared to the similar periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Results of Operations
We have three segments that we operate and manage as strategic business units, Consumer, Business and Media, of which Consumer and Business are our reportable segments. We measure and evaluate our segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker’s assessment of segment performance.

To aid in the understanding of segment performance as it relates to segment operating income, management uses the following operating statistics to evaluate the overall effectiveness of our segments. We believe these operating statistics are useful to investors and other users of our financial information because they provide additional insight into drivers of our segments’ operating results, key trends and performance relative to our peers. These operating statistics may be determined or calculated differently by other companies and may not be directly comparable to those statistics of other companies.

Wireless retail connections are retail customer device postpaid and prepaid connections as of the end of the period. Retail connections under an account may include those from smartphones and basic phones (collectively, phones), as well as tablets and other internet devices, including wearables and retail IoT devices. Wireless retail connections are calculated by adding total retail postpaid and prepaid new connections in the period to prior period retail connections, and subtracting total retail postpaid and prepaid disconnects in the period.

Wireless retail postpaid connections are retail postpaid customer device connections as of the end of the period. Retail connections under an account may include those from phones, as well as tablets and other internet devices, including wearables and retail IoT devices. Wireless retail postpaid connections are calculated by adding retail postpaid new connections in the period to prior period retail postpaid connections, and subtracting retail postpaid disconnects in the period.

Fios internet connections are the total number of connections to the internet using Fios internet services as of the end of the period. Fios internet connections are calculated by adding Fios internet new connections in the period to prior period Fios internet connections, and subtracting Fios internet disconnects in the period.

Fios video connections are the total number of connections to traditional linear video programming using Fios video services as of the end of the period. Fios video connections are calculated by adding Fios video net additions in the period to prior period Fios video connections. Fios video net additions are calculated by subtracting the Fios video disconnects from the Fios video new connections.

Broadband connections are the total number of connections to the internet using Digital Subscriber Line (DSL) and Fios internet services as of the end of the period. Broadband connections are calculated by adding broadband net additions in the period to prior period broadband connections. Broadband net additions are calculated by subtracting the broadband disconnects from the broadband new connections.

Voice connections are the total number of traditional switched access lines in service and Fios digital voice connections as of the end of the period. Voice connections are calculated by adding voice net additions in the period to prior period voice connections. Voice net additions are calculated by subtracting the voice disconnects from the voice new connections.

Wireless retail connections, net additions are the total number of additional retail customer device postpaid and prepaid connections, less the number of device disconnects in the period. Wireless retail connections, net additions in each period presented are calculated by subtracting the total retail postpaid and prepaid disconnects, net of certain adjustments, from the total retail postpaid and prepaid new connections in the period.

Wireless retail postpaid connections, net additions are the total number of additional retail customer device postpaid connections, less the number of device disconnects in the period. Wireless retail postpaid connections, net additions in each period presented are calculated by subtracting the retail postpaid disconnects, net of certain adjustments, from the retail postpaid new connections in the period.

Wireless retail postpaid phone connections, net additions are the total number of additional retail customer postpaid phone connections, less the number of phone disconnects in the period. Wireless retail postpaid phone connections, net additions in each period presented are calculated by subtracting the retail postpaid phone disconnects, net of certain adjustments, from the retail postpaid phone new connections in the period.

Fios internet, net additions are the total number of additional Fios internet connections, less the number of disconnects in the period. Fios internet, net additions are calculated by subtracting the Fios internet disconnects from the Fios internet new connections in the period.

Wireless Churn is the rate at which service to retail, retail postpaid, or retail postpaid phone connections is terminated on average in the period. The churn rate in each period presented is calculated by dividing retail disconnections, retail postpaid disconnections, or retail postpaid phone disconnections by the average retail connections, average retail postpaid connections, or average retail postpaid phone connections, respectively, in the period.

Wireless retail postpaid ARPA is the calculated average retail postpaid service revenue per account (ARPA) from retail postpaid accounts in the period. Wireless retail postpaid service revenue does not include recurring device payment plan billings related to the Verizon device payment program, plan billings related to total mobile protection packages or regulatory fees. Wireless retail postpaid ARPA in each period presented is calculated by dividing retail postpaid service revenue by the average retail postpaid accounts in the period.

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

Wireless retail postpaid gross additions are new retail postpaid connections that have activated service on the wireless network in the period. Wireless retail postpaid gross additions are calculated as the total number of new retail postpaid phone, tablet and other device connections in the period.

Wireless retail postpaid upgrades are retail postpaid connections that have upgraded a retail postpaid device in the period. Wireless retail postpaid upgrades are calculated as the total number of retail postpaid connections that upgraded retail postpaid phones, tablets and other devices in the period.

Wireless retail postpaid device activations are retail postpaid devices sold and activated on the wireless network during the period. Wireless retail postpaid device activations are calculated by adding the total of retail postpaid gross additions and the total number of retail postpaid upgrades in the period.

Fios internet gross additions are new Fios internet connections that have activated service at a new location in the period. Fios internet gross additions are calculated as the total number of new Fios internet connections activated in the period.

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network by our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Our revenues and expenses in the first half of 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions, except ARPA)	2020	2019	(Decrease)		2020	2019	(Decrease)
Service	$15,900	$16,350	$(450)	(2.8)%	$32,241	$32,609	$(368)	(1.1)%
Wireless equipment	3,209	3,903	(694)	(17.8)	6,586	8,069	(1,483)	(18.4)
Other	2,004	1,742	262	15.0	4,051	3,465	586	16.9
Total Operating Revenues	$21,113	$21,995	$(882)	(4.0)	$42,878	$44,143	$(1,265)	(2.9)

Connections (‘000):(1)
Wireless retail connections					93,975	93,896	79	0.1
Wireless retail postpaid connections					89,977	89,630	347	0.4
Fios internet connections					5,971	5,837	134	2.3
Fios video connections					3,987	4,270	(283)	(6.6)
Broadband connections					6,468	6,474	(6)	(0.1)
Voice connections					5,444	6,058	(614)	(10.1)

Net Additions in Period (‘000):(2)
Wireless retail	84	(87)	171	nm	(525)	(464)	(61)	(13.1)
Wireless retail postpaid	72	126	(54)	(42.9)	(453)	(75)	(378)	nm
Wireless retail postpaid phones	97	73	24	32.9	(210)	(90)	(120)	nm

Churn Rate:
Wireless retail	0.86%	1.23%			1.03%	1.28%
Wireless retail postpaid	0.69%	0.97%			0.85%	1.03%
Wireless retail postpaid phones	0.51%	0.72%			0.64%	0.76%

Account Statistics:
Wireless retail postpaid ARPA	$116.02	$118.15	$(2.13)	(1.8)	$117.44	$117.80	$(0.36)	(0.3)
Wireless retail postpaid accounts (‘000) (1)					33,695	33,924	(229)	(0.7)
Wireless retail postpaid connections per account (1)					2.67	2.64	0.03	1.1
(1)As of end of period
(2)Includes certain adjustments
nm - not meaningful

Consumer’s total operating revenues decreased $882 million, or 4.0%, and $1.3 billion, or 2.9%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily as a result of decreases in Service and Wireless equipment revenues, partially offset by increases in Other revenue.

Service Revenue
Service revenue decreased $450 million, or 2.8%, and $368 million, or 1.1%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019. These decreases were primarily due to decreases in wireless service and wireline voice and video services primarily driven by customers' changing activities and actions taken to keep our customers connected due to COVID-19.

Wireless service revenue decreased $369 million, or 2.7%, and $250 million, or 0.9%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019. These decreases were due to decreases in data overage revenues driven by waivers of these charges due to COVID-19 as well as the shift to unlimited plans, decreases in roaming and TravelPass revenues primarily due to customers' changing activities due to COVID-19, and waived fees as part of customer assistance initiatives taken by Verizon due to COVID-19. These decreases were partially offset by growth from reseller accounts. Wireless retail postpaid ARPA decreased 1.8% and 0.3% during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019.

For the three and six months ended June 30, 2020, Fios service revenue totaled $2.6 billion and $5.2 billion, respectively, and decreased 0.7%, and increased 0.3%, respectively, compared to the similar periods in 2019. The decrease during the three months ended June 30, 2020 was due to a decrease in Fios video revenues, reflecting the ongoing shift from traditional linear video to over-the-top offerings, partially offset by increases in Fios internet connections, reflecting increased demand for higher broadband speeds. The increase during the six months ended June 30, 2020 was due to a 2.3% increase in Fios internet connections, reflecting increased demand for higher broadband speeds, partially offset by a 6.6% decrease in Fios video connections, reflecting the ongoing shift from traditional linear video to over-the-top offerings.

Service revenue attributable to wireline voice services declined during the three and six months ended June 30, 2020, compared to the similar periods in 2019. The declines were primarily due to a decrease of 10.1% in voice connections resulting primarily from competition and technology substitution with wireless and competing Voice over Internet Protocol (VoIP) and cable telephony services.

Wireless Equipment Revenue
Wireless equipment revenue decreased $694 million, or 17.8%, and $1.5 billion, or 18.4%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, as a result of overall declines in wireless device sales primarily due to an elongation of the handset upgrade cycle, and declines in activation and upgrade volumes primarily due to COVID-19. These decreases were partially offset by a shift to higher priced units in the mix of wireless devices sold and a decline in the number of promotions.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue increased $262 million, or 15.0%, and $586 million, or 16.9%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily driven by pricing and subscriber increases related to our wireless device protection offerings, as well as cost recovery surcharges.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Cost of services	$3,885	$3,847	$38	1.0%	$7,815	$7,726	$89	1.2%
Cost of wireless equipment	3,299	3,909	(610)	(15.6)	6,750	8,051	(1,301)	(16.2)
Selling, general and administrative expense	4,016	4,022	(6)	(0.1)	8,298	8,005	293	3.7
Depreciation and amortization expense	2,849	2,881	(32)	(1.1)	5,669	5,775	(106)	(1.8)
Total Operating Expenses	$14,049	$14,659	$(610)	(4.2)	$28,532	$29,557	$(1,025)	(3.5)

Cost of Services
Cost of services increased 1.0%, and $89 million, or 1.2%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily due to increases in digital content costs, increases in rent expense as a result of adding capacity to the networks to support demand and increases in employee-related costs. These increases were partially offset by decreases in costs related to the device protection offerings to our wireless retail postpaid customers and decreases in access costs and roaming primarily driven by a decrease in international travel due to COVID-19.

Cost of Wireless Equipment
Cost of wireless equipment decreased $610 million, or 15.6%, and $1.3 billion, or 16.2%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, as a result of declines in the number of wireless devices sold due to an elongation of the handset upgrade cycle, and declines in activation and upgrade volumes primarily due to COVID-19. These decreases were partially offset by a shift to higher priced devices in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased 0.1%, and increased $293 million, or 3.7%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019. The decrease during the three months ended June 30, 2020 was due to a decrease in the allowance for credit losses, partially offset by an increase in sales commission expense. The increase during the six months ended June 30, 2020 was due to increases in sales commission expense and allowance for credit losses, partially offset by decreases in personnel costs, data network systems charges and advertising expense. The increase in the allowance for credit losses was primarily due to COVID-19. The increases in sales commission expense during the three and six months ended June 30, 2020 were due to a lower net deferral of commission costs in the current year as compared to the prior year, as well as incremental sales compensation while certain of our stores and agent locations are closed due to COVID-19.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 1.1%, and $106 million, or 1.8%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, driven by the change in the mix of total Verizon depreciable assets and the Consumer segment's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Segment Operating Income	$7,064	$7,336	$(272)	(3.7)%	$14,346	$14,586	$(240)	(1.6)%
Add Depreciation and amortization expense	2,849	2,881	(32)	(1.1)	5,669	5,775	(106)	(1.8)
Segment EBITDA	$9,913	$10,217	$(304)	(3.0)	$20,015	$20,361	$(346)	(1.7)
Segment operating income margin	33.5%	33.4%			33.5%	33.0%
Segment EBITDA margin	47.0%	46.5%			46.7%	46.1%

The changes in the table above during the three and six months ended June 30, 2020, compared to the similar periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment is organized in four customer groups: Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale.

Our revenues and expenses in the first half of 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Small and Medium Business	$2,601	$2,785	$(184)	(6.6)%	$5,405	$5,493	$(88)	(1.6)%
Global Enterprise	2,589	2,673	(84)	(3.1)	5,220	5,364	(144)	(2.7)
Public Sector and Other	1,523	1,492	31	2.1	2,997	2,963	34	1.1
Wholesale	769	818	(49)	(6.0)	1,541	1,667	(126)	(7.6)
Total Operating Revenues(1)	$7,482	$7,768	$(286)	(3.7)	$15,163	$15,487	$(324)	(2.1)

Connections (‘000):(2)
Wireless retail postpaid connections					25,897	24,144	1,753	7.3
Fios internet connections					327	316	11	3.5
Fios video connections					75	76	(1)	(1.3)
Broadband connections					491	494	(3)	(0.6)
Voice connections					4,758	5,163	(405)	(7.8)

Net Additions in Period (‘000):(3)
Wireless retail postpaid	280	326	(46)	(14.1)	755	590	165	28.0
Wireless retail postpaid phones	76	171	(95)	(55.6)	315	291	24	8.2

Churn Rate:
Wireless retail postpaid	1.12%	1.21%			1.21%	1.23%
Wireless retail postpaid phones	0.90%	0.97%			0.96%	0.99%
(1)Service and other revenues included in our Business segment amounted to approximately $7.0 billion for both the three months ended June 30, 2020 and 2019. Service and other revenues included in our Business segment amounted to approximately $13.9 billion for both the six months ended June 30, 2020 and 2019. Wireless equipment revenues included in our Business segment amounted to $546 million and $1.3 billion for the three and six months ended June 30, 2020, respectively, and $814 million and $1.6 billion for the three and six months ended June 30, 2019, respectively.
(2)As of end of period
(3)Includes certain adjustments

Business’s total operating revenues decreased $286 million, or 3.7%, and $324 million, or 2.1%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily as a result of decreases in Small and Medium Business, Global Enterprise and Wholesale revenues, partially offset by increases in Public Sector and Other revenues.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, IP networking, advanced voice solutions, security and managed information technology services to U.S.-based small and medium businesses that do not meet the requirements to be categorized as Global Enterprise, as described below.

Small and Medium Business revenues decreased $184 million, or 6.6%, and $88 million, or 1.6%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily due to decreased wireless equipment revenue and declines related to the loss of voice and DSL service connections. Wireless equipment revenue decreased as a result of declines in the number of wireless devices sold primarily due to an elongation of the handset upgrade cycle, declines in activation and upgrade volumes due to decreased demand and store closures due to COVID-19. The decreases were partially offset by a shift to higher priced units in the mix of wireless devices sold and a decline in the number of promotions. These revenue decreases were partially offset by increases in wireless retail postpaid service revenue of 1.9% and 5.5% during the three and six months ended June 30, 2020, respectively, as a result of increases in the amount of wireless retail postpaid connections, partially offset by lower roaming and usage due to COVID-19. These increases were further driven by increased revenue related to our wireless device protection package, as well as increased revenue related to Fios services.

For the three and six months ended June 30, 2020, Fios revenues totaled $227 million and $462 million, respectively, and were unchanged and increased 1.2%, respectively, compared to the similar periods in 2019. The increase in Fios revenues during the six months ended June 30, 2020 reflects the increase in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased $84 million, or 3.1%, and $144 million, or 2.7%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily due to declines in traditional data and voice communication services as a result of competitive price pressures, as well as decreased wireless equipment revenue due to lower volumes due to COVID-19. During the three months ended June 30, 2020, the decrease in revenue was partially offset by an increase in advanced communication services revenues, partially due to COVID-19, and customer premise equipment revenues. During the six months ended June 30. 2020, the decrease in revenue was partially offset by increases in advanced communication services revenues, partially due to COVID-19, customer premise equipment revenues and wireless service revenues.

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

Public Sector and Other revenues increased 2.1% and 1.1% during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, due to increases in wireless retail postpaid service revenue as a result of an increase in gross additions partially due to federal, state and educational agencies responding to COVID-19, partially offset by decreases in networking revenue and traditional voice communication services.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased 6.0%, and $126 million, or 7.6%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, due to declines in core data resulting from the effect of technology substitution and continuing contraction of market rates due to competition, partially offset by an increase in traditional voice communication services due to COVID-19.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Cost of services	$2,641	$2,581	$60	2.3%	$5,230	$5,172	$58	1.1%
Cost of wireless equipment	812	1,109	(297)	(26.8)	1,902	2,166	(264)	(12.2)
Selling, general and administrative expense	2,069	1,961	108	5.5	4,103	3,942	161	4.1
Depreciation and amortization expense	1,014	1,046	(32)	(3.1)	2,028	2,088	(60)	(2.9)
Total Operating Expenses	$6,536	$6,697	$(161)	(2.4)	$13,263	$13,368	$(105)	(0.8)

Cost of Services
Cost of services increased $60 million, or 2.3%, and $58 million, or 1.1%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily due to an increase in customer premise equipment, higher personnel costs and regulatory fees, which were partially offset by lower access costs as well as lower facilities and fleet costs.

Cost of Wireless Equipment
Cost of wireless equipment decreased $297 million, or 26.8%, and $264 million, or 12.2%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily due to a decrease in the number of wireless devices sold resulting from declines in activation and upgrade volumes, primarily due to COVID-19, an elongation of the handset upgrade cycle, and a shift to lower priced units in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $108 million, or 5.5%, and $161 million, or 4.1%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, primarily driven by increases in personnel costs, advertising expenses and sales commission expense. For the six months ended June 30, 2020, these increases were partially offset by a one-time international tax benefit. The increases in sales commission expense during the three and six months ended June 30, 2020 were due to a lower net deferral of commission costs in the current year as compared to the prior year, as well as incremental sales compensation while certain of our stores and agent locations are closed due to COVID-19.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 3.1%, and $60 million, or 2.9%, during the three and six months ended June 30, 2020, respectively, compared to the similar periods in 2019, driven by the change in the mix of total Verizon depreciable assets and the Business segment's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Segment Operating Income	$946	$1,071	$(125)	(11.7)%	$1,900	$2,119	$(219)	(10.3)%
Add Depreciation and amortization expense	1,014	1,046	(32)	(3.1)%	2,028	2,088	(60)	(2.9)
Segment EBITDA	$1,960	$2,117	$(157)	(7.4)	$3,928	$4,207	$(279)	(6.6)

Segment operating income margin	12.6%	13.8%			12.5%	13.7%
Segment EBITDA margin	26.2%	27.3%			25.9%	27.2%

The changes in the table above during the three and six months ended June 30, 2020, compared to the similar periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
Severance, pension and benefits charges (credits)
Other income (expense), net	$153	$—	$335	$(96)
Early debt redemption costs
Other income (expense), net	129	1,544	129	1,544
Interest expense	(27)	—	(27)	—
Loss on spectrum license auction
Selling, general and administrative expense	—	—	1,195	—
Total	$255	$1,544	$1,632	$1,448

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
Within Total Operating Expenses	$—	$—	$1,195	$—
Within Other income (expense), net	282	1,544	464	1,448
Within Interest expense	(27)	—	(27)	—
Total	$255	$1,544	$1,632	$1,448
Severance, Pension and Benefits Charges (Credits)
During the three and six months ended June 30, 2020, we recorded net pre-tax remeasurement losses of $153 million and $335 million, respectively, in our pension plans triggered by settlements.

During the three months ended June 30, 2020, we recorded a net pre-tax remeasurement loss of $153 million primarily driven by a $163 million charge mainly due to the difference between our estimated return on assets and our actual return on assets and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit due to changes in our discount rate.

During the three months ended March 31, 2020, we recorded a net pre-tax remeasurement loss of $182 million primarily driven by a $196 million charge mainly due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit due to the difference between our estimated return on assets and our actual return on assets. Pension and benefit activity was recorded in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur.

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

Early Debt Redemption Costs
During both the three and six months ended June 30, 2020, we recorded net pre-tax early debt redemption costs of $102 million in connection with the redemptions of securities issued by Verizon and open market repurchases. See Note 5 to the condensed consolidated financial statements for additional information on these redemptions.

During both the three and six months ended June 30, 2019, we recorded pre-tax losses on early debt redemptions of $1.5 billion in connection with the tender offers of notes issued by Verizon with coupon rates ranging from 4.672% to 5.012% and maturity dates ranging from 2054 to 2055.

Loss on Spectrum License Auction
During the six months ended June 30, 2020, we recorded a pre-tax net loss of $1.2 billion as a result of the conclusion of the FCC incentive auction for spectrum licenses in the upper 37 GHz, 39 GHz and 47 GHz bands. See Note 3 to the condensed consolidated financial statements for additional information.

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2020	2019	Change
Cash Flows Provided By (Used In)
Operating activities	$23,552	$15,836	$7,716
Investing activities	(12,124)	(8,589)	(3,535)
Financing activities	(6,232)	(8,043)	1,811
Increase (decrease) in cash, cash equivalents and restricted cash	$5,196	$(796)	$5,992

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $7.7 billion during the six months ended June 30, 2020, compared to the similar period in 2019, primarily due to improvements in working capital, which includes the COVID-19 related postponement of approximately $2.0 billion of second quarter tax payments to July 15th, the receipt of the $2.2 billion cash tax benefit related to preferred shares in a foreign affiliate sold during the fourth quarter 2019, and lower volumes. In addition, an employee benefits contribution and voluntary separation program severance payments did not repeat in 2020. These comparative increases were partially offset by lower earnings. We made a $300 million discretionary employee benefits contribution during the first quarter 2019 to our defined benefit pension plan. As a result of the 2019 discretionary pension contribution, we expect that there will be no required pension funding until 2025, subject to changes in market conditions. The 2019 contribution also improved the funded status of our qualified pension plan.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the six months ended June 30, 2020 and 2019 were $9.9 billion and $8.0 billion, respectively. Capital expenditures increased approximately $1.9 billion, or 23.6%, during the six months ended June 30, 2020, compared to the similar period in 2019, primarily due to a change in the timing of investments to support multi-use fiber assets, which support the densification of our 4G LTE network and our 5G technology deployment.

Acquisitions
In March 2020, the FCC completed an incentive auction for spectrum licenses. Through June 30, 2020, we paid approximately $1.6 billion, including $101 million paid in December 2019. See Note 3 to the condensed consolidated financial statements for additional information.

During the six months ended June 30, 2020, we entered into and completed various other wireless license acquisitions for cash consideration of approximately $177 million.

In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans Network, Inc. (BlueJeans), an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $396 million, net of cash acquired. During the six months ended June 30, 2020, we completed various other acquisitions for insignificant amounts of cash consideration.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2020, net cash used in financing activities was $6.2 billion. During the six months ended June 30, 2019, net cash used in financing activities was $8.0 billion.

During the six months ended June 30, 2020, our net cash used in financing activities of $6.2 billion was primarily driven by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $8.5 billion, cash dividends of $5.1 billion, and repayments of asset-backed long-term borrowings of $4.6 billion. These uses of cash were partially offset by proceeds from long-term borrowings of $9.3 billion and proceeds from asset-backed long-term borrowings of $2.8 billion.

At June 30, 2020, our total debt of $112.8 billion included unsecured debt of $102.2 billion and secured debt of $10.6 billion. At December 31, 2019, our total debt of $111.5 billion included unsecured debt of $99.1 billion and secured debt of $12.4 billion. During the six months ended June 30, 2020 and 2019, our effective interest rate was 4.2% and 4.8%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At June 30, 2020
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2022	$9,500	$9,392	n/a
Various export credit facilities (2)	2022-2027	7,000	1,500	4,206
Total		$16,500	$10,892	$4,206
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding.
In July 2020, we drew $500 million from a $1.5 billion export credit facility entered into in June 2020 and fully drew down $500 million from an export credit facility entered into in July 2020.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $5.1 billion and $5.0 billion in cash dividends during the six months ended June 30, 2020 and 2019, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at June 30, 2020 totaled $7.9 billion, a $5.3 billion increase compared to December 31, 2019, primarily as a result of the factors discussed above.

Restricted cash totaled $1.2 billion and $1.3 billion at June 30, 2020 and December 31, 2019, respectively, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2020	2019	Change
Net cash provided by operating activities	$23,552	$15,836	$7,716
Less Capital expenditures (including capitalized software)	9,850	7,967	1,883
Free cash flow	$13,702	$7,869	$5,833

The increase in free cash flow during the six months ended June 30, 2020, compared to the similar period in 2019, is a reflection of the increase in operating cash flows, partially offset by the increase in capital expenditures discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At June 30, 2020, we held $0.3 billion and posted an insignificant amount of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheet. At December 31, 2019, we held an insignificant amount of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2020, approximately 80% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $232 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

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

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates that are currently based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2020, the fair value of the asset and liability of these contracts were $1.9 billion and $340 million, respectively. At December 31, 2019, the fair value of the asset and liability of these contracts were $568 million and $173 million, respectively. At both June 30, 2020 and December 31, 2019, the total notional amount of the interest rate swaps was $17.0 billion.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At June 30, 2020, the fair value of the liability of these contracts was $1.1 billion. At December 31, 2019, the fair value of the liability of these contracts was $604 million. At June 30, 2020 and December 31, 2019, the total notional amount of the forward starting interest rate swaps was $2.0 billion and $3.0 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. The fair value of the asset and liability of these contracts were insignificant at both June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the total notional value of these contracts was $158 million and $679 million, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At June 30, 2020, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At June 30, 2020, the fair value of the asset and liability of these contracts was $89 million and $2.6 billion, respectively. At December 31, 2019, the fair value of the asset and liability of these contracts was $211 million and $912 million, respectively. At June 30, 2020 and December 31, 2019, the total notional amount of the cross currency swaps was $24.7 billion and $23.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. At both June 30, 2020 and December 31, 2019, the fair value of the asset of these contracts was insignificant. At June 30, 2020 and December 31, 2019, the total notional amount of the foreign exchange forwards was $1.0 billion and $1.1 billion, respectively.

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

BlueJeans Network, Inc.
In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans, an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $396 million, net of cash acquired. See Note 3 to the condensed consolidated financial statements for additional information.

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

•the impact of the global outbreak of COVID-19 on our operations, our employees and the ways in which our customers use our networks and other products and services;

•disruption of our key suppliers’ or vendors' provisioning of products or services, including as a result of the COVID-19 outbreak;

•material adverse changes in labor matters and any resulting financial or operational impact;

•the effects of competition in the markets in which we operate;

•failure to take advantage of developments in technology and address changes in consumer demand;

•performance issues or delays in the deployment of our 5G network resulting in significant costs or a reduction in the anticipated benefits of the enhancement to our networks;

•the inability to implement our business strategy;

•adverse conditions in the U.S. and international economies;

•changes in the regulatory environment in which we operate, including any increase in restrictions on our ability to operate our business;

•our high level of indebtedness;

•an adverse change in the ratings afforded our debt securities by nationally accredited ratings organizations or adverse conditions in the credit markets affecting the cost, including interest rates, and/or availability of further financing;

•significant increases in benefit plan costs or lower investment returns on plan assets;

•changes in tax laws or treaties, or in their interpretation; and

•changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk."

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2020.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. There were no changes in the Company’s internal control over financial reporting during the second quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings
In October 2013, the California Attorney General’s Office notified certain Verizon companies of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation and continue to monitor our operations relating to the management of hazardous waste. While penalties relating to the alleged violations could exceed $100,000, we do not expect that any penalties ultimately incurred will be material.

See Note 11 to the condensed consolidated financial statements for additional information regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of the Company's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions, on the open market, or otherwise, including through plans complying with Rule 10b5-1 under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company's capital allocation priorities.

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2020. At June 30, 2020, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

4.1
Fifth Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2020 (incorporated by reference to Form 8-K filed on May 15, 2020, Exhibit 4.1).

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

VERIZON COMMUNICATIONS INC.

Date: July 28, 2020	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

4.1
Fifth Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2020 (incorporated by reference to Form 8-K filed on May 15, 2020, Exhibit 4.1).

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