Form 10-Q
period 2020-09-30
VERIZON COMMUNICATIONS INC
filed 2020-10-27
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

At September 30, 2020, 4,138,094,367 shares of the registrant’s common stock were outstanding, after deducting 153,339,279 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2020	2019	2020	2019

Operating Revenues
Service revenues and other	$27,431	$27,753	$81,604	$82,301
Wireless equipment revenues	4,112	5,141	11,996	14,792
Total Operating Revenues	31,543	32,894	93,600	97,093

Operating Expenses
Cost of services (exclusive of items shown below)	7,955	7,902	23,348	23,396
Cost of wireless equipment	4,379	5,482	13,031	15,699
Selling, general and administrative expense	7,339	7,216	23,080	21,682
Depreciation and amortization expense	4,192	4,114	12,523	12,577
Total Operating Expenses	23,865	24,714	71,982	73,354

Operating Income	7,678	8,180	21,618	23,739
Equity in losses of unconsolidated businesses	(9)	(1)	(34)	(20)
Other expense, net	(774)	(110)	(703)	(1,127)
Interest expense	(1,044)	(1,146)	(3,167)	(3,571)
Income Before Provision For Income Taxes	5,851	6,923	17,714	19,021
Provision for income taxes	(1,347)	(1,586)	(4,084)	(4,450)
Net Income	$4,504	$5,337	$13,630	$14,571

Net income attributable to noncontrolling interests	$147	$143	$417	$401
Net income attributable to Verizon	4,357	5,194	13,213	14,170
Net Income	$4,504	$5,337	$13,630	$14,571

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.05	$1.26	$3.19	$3.42
Weighted-average shares outstanding (in millions)	4,140	4,138	4,139	4,138

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.05	$1.25	$3.19	$3.42
Weighted-average shares outstanding (in millions)	4,142	4,140	4,141	4,140
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Condensed Consolidated Statements of Comprehensive Income Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2020	2019	2020	2019

Net Income	$4,504	$5,337	$13,630	$14,571
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $10, $(10), $10 and $(12)	124	(10)	81	(53)
Unrealized gain (loss) on cash flow hedges, net of tax of $(176), $59, $483 and $257	505	(166)	(1,391)	(716)
Unrealized gain on marketable securities, net of tax of $(1), $(1), $(2) and $(3)	2	2	7	10
Defined benefit pension and postretirement plans, net of tax of $55, $56, $166 and $168	(169)	(169)	(507)	(507)
Other comprehensive income (loss) attributable to Verizon	462	(343)	(1,810)	(1,266)
Total Comprehensive Income	$4,966	$4,994	$11,820	$13,305

Comprehensive income attributable to noncontrolling interests	$147	$143	$417	$401
Comprehensive income attributable to Verizon	4,819	4,851	11,403	12,904
Total Comprehensive Income	$4,966	$4,994	$11,820	$13,305
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2020	2019

Assets
Current assets
Cash and cash equivalents	$8,983	$2,594
Accounts receivable	23,846	26,162
Less Allowance for credit losses	1,229	—
Less Allowance for doubtful accounts	—	733
Accounts receivable, net (Note 1)	22,617	25,429
Inventories	1,457	1,422
Prepaid expenses and other	5,515	8,028
Total current assets	38,572	37,473

Property, plant and equipment	276,210	265,734
Less Accumulated depreciation	183,028	173,819
Property, plant and equipment, net	93,182	91,915

Investments in unconsolidated businesses	535	558
Wireless licenses	95,958	95,059
Goodwill	24,799	24,389
Other intangible assets, net	9,599	9,498
Operating lease right-of-use assets	22,680	22,694
Other assets	11,669	10,141
Total assets	$296,994	$291,727

Liabilities and Equity
Current liabilities
Debt maturing within one year	$5,770	$10,777
Accounts payable and accrued liabilities	17,391	21,806
Current operating lease liabilities	3,494	3,261
Other current liabilities	9,530	9,024
Total current liabilities	36,185	44,868

Long-term debt	109,790	100,712
Employee benefit obligations	18,756	17,952
Deferred income taxes	34,567	34,703
Non-current operating lease liabilities	18,155	18,393
Other liabilities	13,011	12,264
Total long-term liabilities	194,279	184,024

Commitments and Contingencies (Note 11)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,404	13,419
Retained earnings	58,473	53,147
Accumulated other comprehensive income (loss)	(812)	998
Common stock in treasury, at cost (153,339,279 and 155,605,527 shares outstanding)	(6,721)	(6,820)
Deferred compensation – employee stock ownership plans and other	296	222
Noncontrolling interests	1,461	1,440
Total equity	66,530	62,835
Total liabilities and equity	$296,994	$291,727
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2020	2019

Cash Flows from Operating Activities
Net Income	$13,630	$14,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,523	12,577
Employee retirement benefits	867	(105)
Deferred income taxes	530	1,070
Provision for expected credit losses	1,100	1,131
Equity in losses of unconsolidated businesses, net of dividends received	67	64
Net loss on sale of divested businesses	—	94
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	1,345	(3,902)
Discretionary employee benefits contributions	—	(300)
Other, net	2,410	1,548
Net cash provided by operating activities	32,472	26,748

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(14,168)	(12,332)
Acquisitions of businesses, net of cash acquired	(507)	(29)
Acquisitions of wireless licenses	(1,987)	(299)
Proceeds from dispositions of businesses	—	27
Other, net	(1,807)	476
Net cash used in investing activities	(18,469)	(12,157)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	12,387	8,360
Proceeds from asset-backed long-term borrowings	4,439	3,982
Repayments of long-term borrowings and finance lease obligations	(8,853)	(12,486)
Repayments of asset-backed long-term borrowings	(6,726)	(5,273)
Dividends paid	(7,636)	(7,474)
Other, net	(1,348)	(1,410)
Net cash used in financing activities	(7,737)	(14,301)

Increase in cash, cash equivalents and restricted cash	6,266	290
Cash, cash equivalents and restricted cash, beginning of period	3,917	3,916
Cash, cash equivalents and restricted cash, end of period (Note 1)	$10,183	$4,206
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

Use of Estimates
U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent novel coronavirus (COVID-19) pandemic and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

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

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2020 and September 30, 2019.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At September 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2020	2019
Cash and cash equivalents	$8,983	$2,594	$6,389
Restricted cash:
Prepaid expenses and other	1,075	1,221	(146)
Other assets	125	102	23
Cash, cash equivalents and restricted cash	$10,183	$3,917	$6,266

Allowance for Credit Losses
Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The gross amount of accounts receivable and corresponding allowance for doubtful accounts were presented separately in the condensed consolidated balance sheets. We maintained allowances for uncollectible accounts receivable, including our direct-channel device payment plan agreement receivables, for estimated losses resulting from the failure or inability of our customers to make required payments. Indirect-channel device payment receivables are considered financial instruments and were initially recorded at fair value net of imputed interest, and credit losses were recorded as incurred. However, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The gross amount of accounts receivable and corresponding allowance for credit losses are presented separately in the condensed consolidated balance sheets. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as the COVID-19 pandemic, as well as management’s expectations of conditions in the future, if applicable. Our allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

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

Corporate and other includes the results of our media business, Verizon Media Group (Verizon Media), and other businesses. Verizon Media generated revenues from contracts with customers under ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) of approximately $1.7 billion and $4.7 billion during the three and nine months ended September 30, 2020, respectively. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.8 billion and $5.4 billion during the three and nine months ended September 30, 2019, respectively.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as towers), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and nine months ended September 30, 2020, revenues from arrangements that were not accounted for under Topic 606 were approximately $715 million and $2.3 billion, respectively. During the three and nine months ended September 30, 2019, revenues from arrangements that were not accounted for under Topic 606 were approximately $779 million and $2.4 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. Upon adoption, we elected to apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At September 30, 2020, month-to-month service contracts represented approximately 90% of our wireless postpaid contracts and approximately 70% of our wireline Consumer and Small and Medium Business contracts, compared to September 30, 2019, for which month-to-month service contracts represented approximately 87% of our wireless postpaid contracts and 59% of our wireline Consumer and Small and Medium Business contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services and certain Verizon Media contracts with customers that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately five years ending in June 2025 and have aggregate contract minimum payments totaling $2.5 billion.

At September 30, 2020, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for the remainder of 2020, 2021 and thereafter was $5.1 billion, $15.0 billion and $5.7 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At September 30,	At January 1,	At September 30,	At January 1,
(dollars in millions)	2020	2020	2019	2019
Receivables(1)	$11,094	$12,078	$11,900	$12,104
Device payment plan agreement receivables(2)	9,559	11,741	10,538	8,940
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

The following table presents information about contract balances:

	At September 30,	At January 1,	At September 30,	At January 1,
(dollars in millions)	2020	2020	2019	2019
Contract asset	$923	$1,150	$1,102	$1,003
Contract liability (1)	5,321	5,307	5,082	4,943
(1) Revenue recognized related to contract liabilities existing at January 1, 2020 were $124 million and $4.2 billion for the three and nine months ended September 30, 2020, respectively. Revenue recognized related to contract liabilities existing at January 1, 2019 were $235 million and $4.1 billion for the three and nine months ended September 30, 2019, respectively.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2020	2019
Assets
Prepaid expenses and other	$733	$848
Other assets	190	302
Total	$923	$1,150

Liabilities
Other current liabilities	$4,683	$4,651
Other liabilities	638	656
Total	$5,321	$5,307

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2020	2019
Assets
Prepaid expenses and other	$2,428	$2,578
Other assets	1,805	1,911
Total	$4,233	$4,489

For the three and nine months ended September 30, 2020, we recognized expense of $763 million and $2.3 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2019, we recognized expense of $687 million and $1.9 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and nine months ended September 30, 2020 or September 30, 2019.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In March 2020, the Federal Communication Commission's (FCC) incentive auction, Auction 103, for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz, and 47 GHz bands concluded. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that were applied towards the purchase price of spectrum in the auction. The value of the licenses won by Verizon amounted to $3.4 billion, of which $1.8 billion was settled with the relinquished 39 GHz licenses. The remaining balance was settled in cash of $1.6 billion, of which $101 million was paid in December 2019. In connection with the incentive auction, a pre-tax net loss of $1.2 billion ($914 million after-tax) was recorded in Selling, general and administrative expense in the condensed consolidated statement of income for the nine months ended September 30, 2020 because the exchange of the previously held licenses for new licenses had commercial substance. See Note 4 for additional information. The new reconfigured licenses were received in the second quarter 2020 and are included in Wireless licenses in our condensed consolidated balance sheet. The average remaining renewal period for these acquired licenses was 9.9 years.

The fair value of the licenses represents a Level 2 measurement as defined in Accounting Standards Codification 820, Fair Value Measurements and Disclosures, and was determined based on the final auction price for each defined geographical area.

In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Verizon participated in the auction and was the high bidder on 557 licenses in the 3.5 GHz band. We submitted an application to the FCC and paid a cash deposit of approximately $1.9 billion for the licenses. Deposits required to participate in these auctions and purchase licenses are recorded within Other assets in our condensed consolidated balance sheet until the corresponding licenses are received, and within Net cash used in investing activities in our condensed consolidated statements of cash flows. The timing of when the licenses will be issued will be determined by the FCC after all payments have been made.

During the three and nine months ended September 30, 2020, we entered into and completed various other wireless license acquisitions for cash consideration of approximately $116 million and $293 million, respectively.

BlueJeans Network, Inc.
In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans Network, Inc. (BlueJeans), an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $397 million, net of cash acquired.

The financial results of BlueJeans are included in the consolidated results of Verizon from the date of acquisition. These amounts are insignificant for the three and nine months ended September 30, 2020.

The acquisition of BlueJeans was accounted for as a business combination. We are currently assessing the identification and measurement of the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, subject to customary closing adjustments. Preliminarily, we recorded approximately $296 million of goodwill and $192 million of other intangible assets, which primarily consisted of customer lists and internally developed technology. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within Business.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (the Purchase Agreement) with America Movil to acquire TracFone Wireless, Inc. (Tracfone), a provider of prepaid and value mobile services in the U.S. Under the terms of the Purchase Agreement, we will acquire all of the stock of Tracfone for approximately $3.1 billion in cash and $3.1 billion in Verizon common stock, subject to customary adjustments, at closing. The number of shares issued will be based on an average trading price determined as of the closing date and is subject to a minimum number of shares issuable of 47,124,445 and a maximum number of shares issuable of 57,596,544. The Purchase Agreement also includes up to an additional $650 million in future cash consideration related to the achievement of certain performance measures and other commercial arrangements. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the second half of 2021.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular, a rural wireless operator serving central Kentucky. Bluegrass Cellular provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction is subject to regulatory approvals and closing conditions and is expected to close late this year or early in 2021.

Other
For the nine months ended September 30, 2020, we completed other acquisitions for approximately $113 million in cash consideration.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	At September 30,	At December 31,
(dollars in millions)	2020	2019
Wireless licenses	$95,958	$95,059

At September 30, 2020 and 2019, approximately $6.9 billion and $6.5 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $171 million and $248 million of capitalized interest on wireless licenses for the nine months ended September 30, 2020 and 2019, respectively.

In March 2020, we reclassified substantially all of our 39 GHz wireless licenses, including capitalized interest, with a carrying value of $2.8 billion to assets held for sale in connection with the FCC's incentive auction, Auction 103. As a result, these wireless licenses were adjusted down to their fair value of $1.6 billion resulting in a pre-tax loss of $1.2 billion ($914 million after-tax) for the nine months ended September 30, 2020. The new reconfigured licenses were received in the second quarter 2020 and had a value of $3.4 billion. See Note 3 for additional information regarding spectrum license transactions.

During 2020, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2020 (1)	$17,104	$7,269	$16	$24,389
Acquisitions (2)	109	296	—	405
Reclassifications, adjustments and other	—	5	—	5
Balance at September 30, 2020 (1)	$17,213	$7,570	$16	$24,799
(1) Other Goodwill is net of accumulated impairment charges of $4.8 billion, related to our Media reporting unit.
(2) Changes in goodwill due to acquisitions is related to BlueJeans and an other insignificant transaction. See Note 3 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

	At September 30, 2020			At December 31, 2019
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$4,048	$(1,854)	$2,194	$3,896	$(1,511)	$2,385
Non-network internal-use software (5 to 7 years)	22,229	(15,769)	6,460	20,530	(14,418)	6,112
Other (2 to 25 years)	2,001	(1,056)	945	1,967	(966)	1,001
Total	$28,278	$(18,679)	$9,599	$26,393	$(16,895)	$9,498

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2020	$621	$1,818
2019	580	1,704

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2020	$679
2021	2,234
2022	1,924
2023	1,555
2024	1,159
2025	800

Note 5. Debt
Significant Debt Transactions
The following table shows the transactions that occurred during the nine months ended September 30, 2020.

Redemptions, Repurchases and Repayments

(dollars in millions)	Principal Redeemed/ Repurchased/ Repaid	Amount Paid (1)
Three Months Ended March 31, 2020
Verizon 4.950% notes due 2047	$1,475	$1,475
Three Months Ended March 31, 2020 total	$1,475	$1,475

Three Months Ended June 30, 2020
Verizon 5.143% preferred stock due 2020	$1,650	$1,650
Verizon floating rate (LIBOR +0.550%) notes due 2020 (2)	1,018	1,018
Verizon 4.600% notes due 2021	920	949
Verizon 3.125% notes due 2022	1,256	1,314
Open market repurchases of various Verizon notes	121	143
Verizon 2.375% notes due 2022 (3)	€935	$1,199
Verizon 0.500% notes due 2022 (4)	€454	$517
Three Months Ended June 30, 2020 total		6,790
Nine Months Ended September 30, 2020 total		$8,265
(1) Represents amount paid to redeem, repurchase or repay, excluding interest or dividend.
(2) The three-month London Interbank Offered Rate (LIBOR).
(3) Principal and premium amount repaid was €980 million. U.S. dollar amount paid includes cash settlement from derivatives entered into in connection with the transaction. See Note 7 for information on cross currency swaps.
(4) Principal and premium amount repaid was €463 million. U.S. dollar amount paid includes cash settlement from derivatives entered into in connection with the transaction. See Note 7 for information on cross currency swaps.

Issuances

(amounts in millions)	Principal Amount Issued		Net Proceeds (1)
Three Months Ended March 31, 2020
Verizon 3.600% notes due 2060		$2,385	$2,369
Verizon 3.000% notes due 2027	750		747
Verizon 3.150% notes due 2030	1,500		1,489
Verizon 4.000% notes due 2050	1,250		1,241
Three Months Ended March 31, 2020 total		$5,885	$5,846

Three Months Ended June 30, 2020
Verizon 2.500% notes due 2030 (2)	C$	1,000	$705
Verizon 3.625% notes due 2050 (2)	C$	300	209
Verizon 1.300% notes due 2033 (2)		€1,350	1,464
Verizon 1.850% notes due 2040 (2)		€800	869
Three Months Ended June 30, 2020 total			$3,247

Three Months Ended September 30, 2020
Verizon 1.500% notes due 2030 (3)		$1,000	$995
Verizon 3.000% notes due 2060	1,123		1,115
Three Months Ended September 30, 2020 total		$2,123	$2,110
Nine Months Ended September 30, 2020 total			$11,203
(1) Net proceeds were net of discount and issuance costs.
(2) See Note 7 for information on cross currency swaps.
(3) An amount equal to the net proceeds from this green bond is expected to be used to fund, in whole or in part, certain renewable energy projects, including new and existing investments made by us during the period from July 1, 2020 through the maturity date of the green bond.

October Exchange Offers
In October 2020, we completed private exchange offers with respect to 17 series of existing Verizon notes in two separate transactions. In connection with the first set of exchange offers, we issued $1.1 billion principal amount of new Verizon 1.680% notes due 2030 in exchange for $1.0 billion principal amount of existing notes, including $31 million principal amount of notes maturing in 2021 that have been reclassified from Debt maturing within one year to Long-term debt in our condensed consolidated balance sheets as of September 30, 2020. In connection with the second set of exchange offers, we issued $4.5 billion principal amount of new Verizon 2.987% notes due 2056, plus an aggregate of $748 million in cash, in exchange for $3.7 billion principal amount of existing notes.

Short-Term Borrowing and Commercial Paper Program
In April 2020, we issued $3.5 billion in commercial paper, of which $2.5 billion was repaid during the three months ended June 30, 2020 and the remaining $1.0 billion was repaid during the three months ended September 30, 2020. These transactions were recorded within Other, net cash flow from financing in our condensed consolidated statements of cash flows. As of September 30, 2020, we had no commercial paper outstanding.

Asset-Backed Debt
As of September 30, 2020, the carrying value of our asset-backed debt was $10.1 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco) and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the nine months ended September 30, 2020, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %		Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
March 2020
A-1a Senior class notes	1.850		2.46	$1,326
A-1b Senior floating rate class notes	LIBOR + 0.270	(1)	2.46	100
B Junior class notes	1.980		3.18	98
C Junior class notes	2.060		3.36	76
March 2020 total				1,600

September 2020
A Senior class notes	0.470		2.48	1,426
B Junior class notes	0.680		3.18	98
C Junior class notes	0.830		3.36	76
September 2020 total				1,600
Total				$3,200
(1) The one-month LIBOR at September 30, 2020 was 0.148%.

Under the terms of each series of ABS Notes, there is a two-year revolving period during which we may transfer additional receivables to the ABS Entity. During the three and nine months ended September 30, 2020, we made aggregate principal repayments of $864 million and $2.7 billion, respectively, on ABS Notes that have entered the amortization period, including principal payments made in connection with clean-up redemptions.

ABS Financing Facilities
In May 2020, we amended and restated our outstanding ABS financing facility originally entered into in 2016, and previously amended and restated in 2019, with a number of financial institutions (ABS Financing Facility). Under the terms of the ABS Financing Facility, the financial institutions make advances under asset-backed loans backed by device payment plan agreement receivables of both consumer and business customers. One loan agreement is outstanding in connection with the ABS Financing Facility, and such loan agreement was amended and restated in May 2020. The loan agreement has a final maturity date in May 2024 and bears interest at floating rates. There is a one year revolving period until May 2021, which may be extended with the approval of the financial institutions. Under the loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. In January 2020, we prepaid $1.3 billion of the loan under the loan agreement. In March 2020, we borrowed an additional $1.3 billion under the loan agreement. In June 2020, we prepaid $1.5 billion of the loan under the loan agreement. In September 2020, we prepaid $1.3 billion of the loan under the loan agreement. The aggregate outstanding balance under the ABS Financing Facility was $500 million as of September 30, 2020.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2020	2019
Assets
Account receivable, net	$9,438	$10,525
Prepaid expenses and other	1,013	1,180
Other assets	3,011	3,856

Liabilities
Accounts payable and accrued liabilities	8	11
Short-term portion of long-term debt	3,589	5,578
Long-term debt	6,503	6,791

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At September 30, 2020
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2022	$9,500	$9,391	n/a
Various export credit facilities (2)	2022-2028	7,500	1,000	$5,059
Total		$17,000	$10,391	$5,059
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

In October 2020, we amended our $9.5 billion revolving credit facility to extend its maturity to 2024.

Non-Cash Transactions
During the nine months ended September 30, 2020 and 2019, we financed, primarily through vendor financing arrangements, the purchase of approximately $1.3 billion and $356 million, respectively, of long-lived assets consisting primarily of network equipment. At September 30, 2020 and December 31, 2019, $1.6 billion and $1.1 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2020, $765 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2020, $391 million aggregate principal amount of these obligations remained outstanding.

Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At September 30, 2020
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable(2)	$11,856	$5,497	$6,493	$23,846
Less Allowance for credit losses	615	290	324	1,229
Accounts receivable, net of allowance	$11,241	$5,207	$6,169	$22,617
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

The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2020	2019(1)
Device payment plan agreement receivables, gross	$16,597	$19,493
Unamortized imputed interest	(424)	(454)
Device payment plan agreement receivables, at amortized cost	16,173	19,039
Allowance (2)	(833)	(472)
Device payment plan agreement receivables, net	$15,340	$18,567

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$11,241	$13,045
Other assets	4,099	5,522
Device payment plan agreement receivables, net	$15,340	$18,567
(1) Balances reflected are prior to the adoption of Topic 326 on January 1, 2020.
(2) Includes allowance for both short-term and long-term device payment plan agreement receivables. The allowance at September 30, 2020 and December 31, 2019 relate to our provision for credit losses and doubtful accounts, respectively.

Included in our device payment plan agreement receivables at September 30, 2020 and December 31, 2019, are net device payment plan agreement receivables of $12.3 billion and $14.3 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability measured at fair value, for the customer’s right to trade-in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net, does not reflect the trade-in device liability. At September 30, 2020 and December 31, 2019, the amount of trade-in liability was insignificant and $103 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, as of September 30, 2020, by credit quality indicator and year of origination:

	Year of Origination
(dollars in millions)	2020	2019	2018	Prior to 2018(1)	Total
New customers	$1,332	$1,132	$54	$42	$2,560
Existing customers	7,180	6,019	386	28	13,613
Total	$8,512	$7,151	$440	$70	$16,173
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on September 30, 2020.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of September 30, 2020, wireless service receivables, at amortized cost, originating in 2020 and 2019 were $5.5 billion and an insignificant amount, respectively.

Allowance for Credit Losses
The credit quality indicators are used in determining the estimated amount and the timing of expected credit losses for the device payment plan agreement and wireless service receivables portfolios.

Activity in the allowance for credit losses by portfolio segment of receivables were as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2020	$472	$156
Opening balance sheet adjustment related to Topic 326 adoption	265	—
Adjusted opening balance, January 1, 2020	737	156
Current period provision for expected credit losses	561	342
Write-offs charged against the allowance	(501)	(256)
Recoveries collected	36	48
Balance at September 30, 2020	$833	$290
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

As of September 30, 2020, our allowance for credit losses considered the current and potential future impacts caused by COVID-19 based on available information to date. The impacts also include the Company's commitment to the FCC's "Keep Americans Connected" pledge, through which we pledged to waive late fees for, and not terminate service to, any of our consumer or small business customers who informed us that they had been impacted financially by the COVID-19 crisis through May 13, which we extended to June 30, 2020. Starting July 1, customers who had notified us that they had been financially impacted by the crisis and had an unpaid balance were automatically enrolled in our "Stay Connected" repayment program, which allows customers to pay off their service balance over six months and extends any unpaid device payment plan agreements by the number of months unpaid.

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At September 30,
(dollars in millions)	2020
Unbilled	$15,042
Billed:
Current	961
Past due	170
Device payment plan agreement receivables, at amortized cost	$16,173

Note 7. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Interest rate swaps	$—	$28	$—	$28
Foreign exchange forwards	—	2	—	2
Other assets:
Fixed income securities	—	462	—	462
Interest rate swaps	—	1,768	—	1,768
Cross currency swaps	—	404	—	404
Total	$—	$2,664	$—	$2,664

Liabilities:
Other current liabilities:
Forward starting interest rate swaps	$—	$499	$—	$499
Other liabilities:
Interest rate swaps	—	317	—	317
Cross currency swaps	—	1,383	—	1,383
Forward starting interest rate swaps	—	481	—	481
Total	$—	$2,680	$—	$2,680

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$442	$—	$442
Interest rate swaps	—	568	—	568
Cross currency swaps	—	211	—	211
Foreign exchange forwards	—	5	—	5
Total	$—	$1,226	$—	$1,226

Liabilities:
Other liabilities:
Interest rate swaps	$—	$173	$—	$173
Cross currency swaps	—	912	—	912
Forward starting interest rate swaps	—	604	—	604
Total	$—	$1,689	$—	$1,689
(1)Quoted prices in active markets for identical assets or liabilities.
(2)Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3)Unobservable pricing inputs in the market.

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the carrying amount of our investments without readily determinable fair values were $317 million and $284 million, respectively. During both the three and nine months ended September 30, 2020, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. Cumulative adjustments due to observable price changes and impairment charges were insignificant.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2019	$110,373	$86,712	$42,488	$—	$129,200
At September 30, 2020	114,288	92,287	48,593	—	140,880

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
(dollars in millions)	2020	2019
Interest rate swaps	$18,156	$17,004
Cross currency swaps	24,740	23,070
Forward starting interest rate swaps	2,000	3,000
Interest rate caps	—	679
Foreign exchange forwards	1,300	1,130

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

During the three months ended September 30, 2020, we entered into interest rate swaps with a total notional value of $1.1 billion and we did not settle any interest rate swaps. During the nine months ended September 30, 2020, we entered into and settled interest rate swaps with a total notional value of $3.5 billion and $2.4 billion, respectively. During the three months ended September 30, 2019, we did not enter into any interest rate swaps and we settled interest rate swaps with a total notional value of $2.1 billion. During the nine months ended September 30, 2019, we entered into and settled interest rate swaps with a total notional value of $510 million and $3.3 billion, respectively.

The ineffective portion of these interest rate swaps was a loss of an insignificant amount and gain of an insignificant amount for the three and nine months ended September 30, 2020, respectively. The ineffective portion of these interest rate swaps were gains of an insignificant amount and $88 million for the three and nine months ended September 30, 2019, respectively.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At September 30,	At December 31,
(dollars in millions)	2020	2019
Carrying amount of hedged liabilities	$19,485	$17,337
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	1,436	433

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three months ended September 30, 2020, we did not enter into or settle any cross currency swaps. During the nine months ended September 30, 2020, we entered into cross currency swaps with a total notional value of $3.3 billion and we settled cross currency swaps with a total notional value of $1.6 billion. During the three and nine months ended September 30, 2020, a pre-tax gain of $1.5 billion and a pre-tax loss of $420 million, respectively, were recognized in Other comprehensive income (loss). During the three and nine months ended September 30, 2019, we entered into cross currency swaps with a total notional value of $2.1 billion and $5.6 billion, respectively, and we did not settle any cross currency swaps. During the three and nine months ended September 30, 2019, pre-tax losses of $658 million and $986 million, respectively, were recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other expense, net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

During both the three and nine months ended September 30, 2020, we did not enter into any new forward starting interest rate swaps. During the three months ended September 30, 2020, we did not settle any forward starting interest rate swaps. During the nine months ended September 30, 2020, we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During both the three and nine months ended September 30, 2019, we did not enter into any new forward starting interest rate swaps. During the three months ended September 30, 2019, we did not settle any forward starting interest rate swaps and, for the nine months ended September 30, 2019, we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the three and nine months ended September 30, 2020, a pre-tax gain of $141 million and a pre-tax loss of $668 million, respectively, were recognized in Other comprehensive income (loss), resulting from interest rate movements. During the three and nine months ended September 30, 2019, pre-tax losses of $350 million and $847 million, respectively, were recognized in Other comprehensive income (loss), resulting from interest rate movements.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. During the three months ended September 30, 2020, we did not enter into or settle any treasury rate locks designated as cash flow hedges, and we did not recognize any amount in our condensed consolidated financial statement. During the nine months ended September 30, 2020, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $500 million, and we recognized an insignificant pre-tax loss in Other comprehensive income (loss). During both the three and nine months ended September 30, 2019, we did not enter into or settle any treasury rate locks designated as cash flow hedges, and we did not recognize any amount in our condensed consolidated financial statements.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of the Euro-denominated debt designated as a net investment hedge was €750 million as of both September 30, 2020 and December 31, 2019.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. We recognized insignificant pre-tax losses in Interest expense during the three and nine months ended September 30, 2020 and 2019.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. During the three months ended September 30, 2020, we entered into and settled foreign exchange forwards with a total notional value of $3.4 billion and $3.1 billion, respectively. During the nine months ended September 30, 2020, we entered into and settled foreign exchange forwards with a total notional value of $10.3 billion and $10.2 billion, respectively. During the three months ended September 30, 2019, we entered into and settled foreign exchange forwards with a total notional value of $3.1 billion and $3.0 billion, respectively. During the nine months ended September 30, 2019, we entered into and settled foreign exchange forwards with a total notional value of $9.2 billion and $8.6 billion, respectively. During the three and nine months ended September 30, 2020, pre-tax gains of an insignificant amount and $89 million, respectively, were recognized in Other expense, net. During the three and nine months ended September 30, 2019, pre-tax losses of an insignificant amount and $53 million, respectively, were recognized in Other expense, net.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. During the three months ended September 30, 2020, we did not enter into or settle any treasury rate locks, and we did not recognize any amount in our condensed consolidated financial statement. During the nine months ended September 30, 2020, we entered into and settled treasury rate locks with a total notional value of $1.6 billion, and we recognized an insignificant pre-tax gain in Interest expense. During both the three and nine months ended September 30, 2019, we did not enter into or settle any treasury rate locks, and we did not recognize any amount in our condensed consolidated financial statements.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At September 30, 2020, we held $0.3 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. At December 31, 2019, we held an insignificant amount of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 8. Employee Benefits
We maintain non-contributory defined benefit pension plans for certain employees. In addition, we maintain postretirement health care and life insurance plans for certain retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain current and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include service costs associated with pension and other postretirement benefits while other credits and/or charges based on actuarial assumptions, including projected discount rates, an estimated return on plan assets, and impact from health care trend rates are reported in Other expense, net. These estimates are updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions or upon a remeasurement event. The adjustment is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2020	2019	2020	2019
Service cost - Cost of services	$61	$51	$22	$20
Service cost - Selling, general and administrative expense	15	11	5	4
Service cost	$76	$62	$27	$24

Amortization of prior service cost (credit)	$16	$15	$(242)	$(242)
Expected return on plan assets	(295)	(282)	(7)	(9)
Interest cost	124	173	108	157
Remeasurement loss, net	1,092	291	—	—
Other components	$937	$197	$(141)	$(94)

Total	$1,013	$259	$(114)	$(70)

	(dollars in millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2020	2019	2020	2019
Service cost - Cost of services	$179	$151	$67	$59
Service cost - Selling, general and administrative expense	43	34	15	13
Service cost	$222	$185	$82	$72

Amortization of prior service cost (credit)	$46	$46	$(725)	$(728)
Expected return on plan assets	(888)	(846)	(20)	(28)
Interest cost	401	527	322	472
Remeasurement loss, net	1,427	195	—	—
Other components	$986	$(78)	$(423)	$(284)

Total	$1,208	$107	$(341)	$(212)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including remeasurement adjustments, if any, are recorded in Other expense, net.

Severance Payments
During the three and nine months ended September 30, 2020, we paid severance benefits of an insignificant amount and $209 million, respectively. During the nine months ended September 30, 2020, we recorded net pre-tax severance charges of an insignificant amount. At September 30, 2020, we had a remaining severance liability of $430 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the nine months ended September 30, 2020, we made no contributions to our qualified pension plans. During both the three and nine months ended September 30, 2020, we made insignificant contributions to our nonqualified pension plans. During the nine months ended September 30, 2019, we made a discretionary pension contribution of $300 million to our qualified pension plans. We do not expect mandatory pension funding through December 31, 2020. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2020.

Remeasurement loss, net
During the three and nine months ended September 30, 2020, we recorded net pre-tax remeasurement losses of $1.1 billion and $1.4 billion in our pension plans, respectively, triggered by settlements.

During the three months ended September 30, 2020, we recorded a net pre-tax remeasurement loss of $1.1 billion primarily driven by a $1.8 billion charge due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a $689 million credit due to the difference between our estimated return on assets and our actual return on assets.

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

During the three and nine months ended September 30, 2019, we recorded a net pre-tax remeasurement loss of $291 million and $195 million in our pension plans, respectively, triggered by the Voluntary Separation Program for select U.S.-based management employees and other headcount reduction initiatives. The Voluntary Separation Program began in December 2018 and finished at the end of June 2019. For the three months ended September 30, 2019, the net pre-tax remeasurement loss was primarily driven by a $589 million charge due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a $298 million credit due to the difference between our estimated return on assets and our actual return on assets. For the nine months ended September 30, 2019, the net pre-tax remeasurement loss of $195 million includes a pre-tax remeasurement loss of $291 million recorded during the three months ended September 30, 2019 offset by a $96 million gain recorded during the three months ended March 31, 2019.

Note 9. Equity and Accumulated Other Comprehensive Income
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended September 30,	2020		2019
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,281		13,419
Other		123		(1)
Balance at end of period		13,404		13,418

Retained Earnings
Balance at beginning of period		56,746		47,945
Net income attributable to Verizon		4,357		5,194
Dividends declared ($0.6275, $0.6150 per share)		(2,597)		(2,544)
Other		(33)		—
Balance at end of period		58,473		50,595

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period attributable to Verizon		(1,274)		1,447
Foreign currency translation adjustments		124		(10)
Unrealized gain (loss) on cash flow hedges		505		(166)
Unrealized gain on marketable securities		2		2
Defined benefit pension and postretirement plans		(169)		(169)
Other comprehensive income (loss)		462		(343)
Balance at end of period attributable to Verizon		(812)		1,104

Treasury Stock
Balance at beginning of period	(153,380)	(6,722)	(155,669)	(6,823)
Employee plans	41	1	20	1
Balance at end of period	(153,339)	(6,721)	(155,649)	(6,822)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		237		165
Restricted stock equity grant		62		32
Amortization		(3)		—
Balance at end of period		296		197

Noncontrolling Interests
Balance at beginning of period		1,416		1,365
Total comprehensive income		147		143
Distributions and other		(102)		(117)
Balance at end of period		1,461		1,391
Total Equity		$66,530		$60,312

(dollars in millions, except per share amounts, and shares in thousands)
Nine months ended September 30,	2020			2019
	Shares	Amount		Shares	Amount
Common Stock
Balance at beginning of year	4,291,434	$429		4,291,434	$429
Balance at end of period	4,291,434	429		4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,419			13,437
Other		(15)			(19)
Balance at end of period		13,404			13,418

Retained Earnings
Balance at beginning of year		53,147			43,542
Opening balance sheet adjustment		(200)	(1)		410	(2)
Adjusted opening balance		52,947			43,952
Net income attributable to Verizon		13,213			14,170
Dividends declared ($1.8575, $1.8200 per share)		(7,687)			(7,527)
Balance at end of period		58,473			50,595

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		998			2,370
Foreign currency translation adjustments		81			(53)
Unrealized loss on cash flow hedges		(1,391)			(716)
Unrealized gain on marketable securities		7			10
Defined benefit pension and postretirement plans		(507)			(507)
Other comprehensive loss		(1,810)			(1,266)
Balance at end of period attributable to Verizon		(812)			1,104

Treasury Stock
Balance at beginning of year	(155,606)	(6,820)		(159,400)	(6,986)
Employee plans	2,263	99		3,746	164
Shareholder plans	4	—		5	—
Balance at end of period	(153,339)	(6,721)		(155,649)	(6,822)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		222			353
Restricted stock equity grant		234			111
Amortization		(160)			(267)
Balance at end of period		296			197

Noncontrolling Interests
Balance at beginning of year		1,440			1,565
Opening balance sheet adjustment		—			1	(2)
Adjusted opening balance		1,440			1,566
Total comprehensive income		417			401
Distributions and other		(396)			(576)
Balance at end of period		1,461			1,391
Total Equity		$66,530			$60,312
(1) The opening balance sheet adjustment for the nine months ended September 30, 2020 is due to the adoption of Topic 326 on January 1, 2020. See Note 1 for additional information.
(2) Opening balance sheet adjustments for the nine months ended September 30, 2019 are due to the adoption of Topic 842 on January 1, 2019. Refer to the consolidated financial statements included in Verizon's Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

Common Stock
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of the Company's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Verizon did not repurchase any shares of Verizon common stock under our authorized share buyback programs during the nine months ended September 30, 2020. At September 30, 2020, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.3 million common shares issued from Treasury stock during the nine months ended September 30, 2020.

Accumulated Other Comprehensive Income (Loss)
The changes in the balances of Accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized gain on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2020	$(584)	$(816)	$27	$2,371	$998
Other comprehensive income (loss)	81	(832)	7	—	(744)
Amounts reclassified to net income	—	(559)	—	(507)	(1,066)
Net other comprehensive income (loss)	81	(1,391)	7	(507)	(1,810)
Balance at September 30, 2020	$(503)	$(2,207)	$34	$1,864	$(812)

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized loss on cash flow hedges in the table above are included in Other expense, net and Interest expense in our condensed consolidated statements of income. See Note 7 for additional information. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense in our condensed consolidated statements of income. See Note 8 for additional information.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
External Operating Revenues
Consumer
Service	$16,255	$16,432	$48,496	$49,043
Wireless equipment	3,403	4,256	9,989	12,326
Other	2,014	1,953	5,946	5,303
Total Consumer	21,672	22,641	64,431	66,672

Business
Small and Medium Business	2,737	2,894	8,132	8,379
Global Enterprise	2,594	2,714	7,811	8,077
Public Sector and Other	1,639	1,472	4,636	4,435
Wholesale	763	790	2,279	2,440
Total Business	7,733	7,870	22,858	23,331
Total reportable segments	$29,405	$30,511	$87,289	$90,003

Intersegment Revenues
Consumer	$64	$65	$183	$177
Business	16	15	54	41
Total reportable segments	$80	$80	$237	$218

Total Operating Revenues
Consumer	$21,736	$22,706	$64,614	$66,849
Business(1)	7,749	7,885	22,912	23,372
Total reportable segments	$29,485	$30,591	$87,526	$90,221

Operating Income
Consumer	$7,437	$7,489	$21,783	$22,075
Business	923	977	2,823	3,096
Total reportable segments	$8,360	$8,466	$24,606	$25,171
(1) Service and other revenues included in our Business segment amounted to approximately $7.0 billion for both the three months ended
September 30, 2020 and 2019. Service and other revenues included in our Business segment amounted to approximately $20.9 billion for both the nine months ended September 30, 2020 and 2019. Wireless equipment revenues included in our Business segment amounted to approximately $709 million and $2.0 billion for the three and nine months ended September 30, 2020, respectively, and approximately $880 million and $2.5 billion for the three and nine months ended September 30, 2019, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
Consumer	$2,773	$2,811	$8,326	$8,347
Business	263	243	785	725
Total Fios revenue	$3,036	$3,054	$9,111	$9,072

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
Consumer	$13,442	$13,533	$40,005	$40,346
Business	2,990	2,850	8,732	8,319
Total Wireless service revenue	$16,432	$16,383	$48,737	$48,665

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
Total reportable segment operating revenues	$29,485	$30,591	$87,526	$90,221
Corporate and other	2,203	2,400	6,442	7,147
Eliminations	(145)	(97)	(368)	(275)
Total consolidated operating revenues	$31,543	$32,894	$93,600	$97,093

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
Total reportable segment operating income	$8,360	$8,466	$24,606	$25,171
Corporate and other	(479)	(344)	(1,183)	(1,083)
Other components of net periodic benefit charges (Note 8)	(203)	(203)	(610)	(610)
Loss on spectrum license transaction (Note 3)	—	—	(1,195)	—
Net gain from dispositions of assets and businesses	—	261	—	261
Total consolidated operating income	7,678	8,180	21,618	23,739

Equity in losses of unconsolidated businesses	(9)	(1)	(34)	(20)
Other expense, net	(774)	(110)	(703)	(1,127)
Interest expense	(1,044)	(1,146)	(3,167)	(3,571)
Income Before Provision For Income Taxes	$5,851	$6,923	$17,714	$19,021

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2020 and 2019.

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

During the nine months ended September 30, 2020, Verizon entered into seven renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term from 12 to 18 years from commencement of the facility's entry into commercial operation, which is expected to occur in 2021 through 2023, as applicable. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (Verizon, or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control. We have a highly diverse workforce of approximately 133,200 employees as of September 30, 2020.

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

Highlights of Our Financial Results for the Three Months Ended September 30, 2020 and 2019
(dollars in millions)

Highlights of Our Financial Results for the Nine Months Ended September 30, 2020 and 2019
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

COVID-19 was identified in China in late 2019 and has since spread throughout the world, including throughout the United States (U.S.). Public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the U.S., but during the nine months ended September 30, 2020 a significant percentage of the U.S. population was subject to meaningful restrictions on activities, which included limitations on the operation of businesses including retail operations, requirements that individuals remain in or close to their homes, school closures, limitations on large gatherings, travel restrictions and other policies to promote or enforce physical distancing. Similar restrictions have been implemented in many other countries in which we operate. Some of these restrictions eased to varying degrees during the second and third quarters of 2020. As described below, these restrictions and our responses to them have significantly impacted how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. In addition, governments have imposed a wide variety of consumer protection measures that limit how certain businesses, including telecommunications companies, can operate their businesses and interact with their customers. The crisis and governmental responses to the crisis have also resulted in a slowdown of global economic activity, which has significantly impacted our customers. As a result, prior trends in our business may not be applicable to our operations during the pendency of the crisis.

The impact of COVID-19 for the remainder of the year and beyond will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions, additional initiatives we may undertake in response to employee, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term.

Operations
In response to the crisis beginning in the first quarter 2020, we began executing our business continuity plans and evolving our operations to continue to protect the safety of our employees and customers and to continue to provide critical infrastructure and connectivity to our customers as they changed their ways of working and living. Some of the initiatives we took include:
•Moving over 115,000 of our 133,200 employees to remote work arrangements.
•Temporarily closing nearly 70% of our company-owned retail store locations and moving to appointment-only access to our remaining store locations.
•Limiting our customer-focused field operations based on the criticality of the services being provided or repaired.
•Enhancing our safety protocols for employees working outside their homes.
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

As some of the restrictions on physical movement and limitations on business and other activities described above eased to varying degrees during the second and third quarters of 2020, we began the process of resuming certain of our operations, with the health and safety of our employees and customers as our utmost priority, and modifying some of our temporary policies. These initiatives include:
•Transitioning to facility access at limited capacity where feasible for those with remote work arrangements.
•Optimizing our sales channels to drive more activity through online and telesales to serve customers.
•Reopening temporarily closed company-owned retail store locations, with nearly 100% of all company-owned retail store locations open as of September 30, 2020, and introducing social distancing measures for employee and customer safety, such as touch-less retail, appointment scheduling and curbside pickup options.
•Starting July 1, customers who had notified us that they had been financially impacted by the crisis and had an unpaid balance were automatically enrolled in our "Stay Connected" repayment program, which allows customers to pay off their service balance over six months and extends any unpaid device payment plan agreements by the number of months unpaid.
•Resuming certain customer-focused field operations.
•Discontinuing certain of our temporary compensation and benefits arrangements.

We expect that we will continue to revise our approach to these initiatives as the crisis evolves in the fourth quarter 2020 and beyond in order to meet the needs of our employees, customers and the Company in order to continue to provide our innovative products and services.

Liquidity and Capital Resources
Verizon finished the third quarter 2020 in a strong financial position. As of September 30, 2020, our balance sheet included:

Cash and cash equivalents	$9.0	billion
Unsecured debt	$105.5	billion

As of September 30, 2020, our Cash and cash equivalents balance was $9.0 billion compared to $2.6 billion as of December 31, 2019 and $3.0 billion as of September 30, 2019. We made the decision to maintain a higher cash balance in order to further protect the Company against the uncertainties of the COVID-19 crisis. As of September 30, 2020, we have no unsecured notes maturing during the remainder of 2020 and we have less than $1.0 billion of unsecured notes maturing in 2021. As of September 30, 2020, we had not drawn down on our $9.5 billion revolving credit facility and the unused borrowing capacity was approximately $9.4 billion. The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. During the three months ended September 30, 2020, we drew $1.0 billion from export credit facilities and issued $2.1 billion aggregate principal amount of unsecured notes, including $1.0 billion principal amount of green bonds. We repaid the remaining balance of the commercial paper issued in April 2020 and had no outstanding commercial paper as of September 30, 2020. In October 2020, we completed exchange offers with respect to 17 series of unsecured notes issued by Verizon, allowing us to exchange the notes accepted in the exchange offers for new unsecured Verizon notes having a later maturity date and, for certain of the accepted series of notes, cash. We also amended our revolving credit facility to extend the maturity date to 2024.

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

We expect to continue to have sufficient cash to fund our operations, although we could experience significant fluctuations in our cash flows from period to period during the crisis. The net cash generated from our operations provides our primary source of cash flows. While we have historically experienced consistently low levels of payment delinquencies among our consumer and business accounts, beginning late in the first quarter 2020, we started to see increases in delinquencies across our retail customer base and our small and medium business accounts. This change in delinquency rate moderated during the second quarter and significantly improved during the third quarter. Accordingly, our provision for credit losses increased in the first quarter 2020, but remained flat in the second quarter and decreased in the third quarter. If these levels of delinquencies begin to grow again, they could have a material adverse impact on our cash flows. We could also experience fluctuations in our cash flows resulting from the ongoing impacts of the crisis on macroeconomic conditions in the U.S. and our customers working to become current on their bills in the fourth quarter 2020 and beyond.

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

Impacts on Financial Results
Our revenues and expenses in 2020 were impacted by COVID-19 as a result of the actions we took to care for our employees and to keep our customers connected and as a result of our customers’ changing activities as well as the restrictions on activities and the global economic slowdown, as described below. We estimate that the net impact of COVID-19 on our third quarter results was a reduction of approximately $0.05 in earnings per share, primarily as a result of decreases in wireless service revenue, decreases in advertising and search revenue at Verizon Media Group (Verizon Media), and the operational actions we took, as described above.

Revenues
The nine months ended September 30, 2020 included lower overage revenues and lower fees from activations and upgrades and fewer fees, as well as lower roaming revenues as our customers meaningfully reduced travel during the year. As a result of our decision to keep our customers connected during the crisis, we experienced fewer step ups in data plans in the first half of 2020. We saw the rate of step ups increase during the three months ended September 30, 2020. During the first half of 2020, we also saw a reduction in advertising and search revenue in Verizon Media, as customers scaled back their advertising campaigns. This reduction has moderated during the three months ended September 30, 2020.

We have seen considerably less churn in the consumer wireless base and lower equipment volumes and upgrade rates since the beginning of the crisis. As a result of changing customer behaviors, we experienced significantly lower equipment revenue during the nine months ended September 30, 2020.

Expenses
While certain expenses, such as equipment cost, were lower during the nine months ended September 30, 2020 as a result of the revenue impacts discussed above, these decreases were partially offset by an increase in commission expense and, during the first quarter 2020, an increase in the allowance for credit losses. The increase in commission expense was a result of an expansion of our compensation programs for both employees and agents early in the crisis. This COVID-19 relief program did not qualify for deferral treatment as defined by Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers;" however the costs were not materially different on a cash basis.

As a result of waiving late fees and keeping customers connected during the crisis pursuant to our pledge, and pursuant to various state orders and laws, we saw increases in delinquencies across our retail customer base and certain of our business accounts. This change in the delinquency rate has since moderated, as discussed above; however, if the levels of delinquencies for our consumer and small and medium business customers begin to grow again, additional provisions to our allowance for credit losses may be required, which could be significant. We continue to monitor customer behavior and our expected loss assumptions and estimates.

Other
Equity and debt markets have experienced significant volatility during 2020 partially as a result of the crisis, and federal governmental actions to stimulate the economy have significantly impacted interest rates. These circumstances could affect the funding level of our pension plans and our calculated liabilities under our pension and other postemployment benefit plans. Other impacts from the crisis on our financial results in the fourth quarter and beyond could result from a further slowdown in the global economy, additional regulatory or legislative initiatives that impact our relationships with our customers, and other initiatives we undertake to respond to the needs of our employees and our customers.

We expect these impacts on our revenues and expenses to continue during the fourth quarter 2020 and beyond, though the extent of these impacts will depend on the factors described above.

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended September 30, 2020 and 2019
———
Note: Excludes eliminations.

Revenue by Segment for the Nine Months Ended September 30, 2020 and 2019
———
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

Customers can obtain our wireless services on a postpaid or prepaid basis. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. The Consumer segment also offers several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets and jetpacks, and other wireless-enabled connected devices, such as smart watches and other wearables.

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and nine months ended September 30, 2020 totaled $21.7 billion and $64.6 billion, respectively, representing a decrease of 4.3% and 3.3%, respectively, compared to the similar periods in 2019. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and nine months ended September 30, 2020 totaled $7.7 billion and $22.9 billion, respectively, representing a decrease of 1.7% and 2.0%, respectively, compared to the similar periods in 2019. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Verizon Media includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated and third-party search properties as well as mail, news, finance, sports and entertainment offerings, and provides other businesses and partners access to consumers through digital advertising, content delivery and video streaming platforms. Verizon Media's total operating revenues were $1.7 billion and $4.7 billion, respectively, for the three and nine months ended September 30, 2020, which represents a decrease of 7.4% and 12.1%, respectively, compared to the similar periods in 2019.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2020, these investments included $14.2 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2020 are currently expected to be at the upper end of the $17.5 billion to $18.5 billion range, including the continued investment in our 5G network. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G Long-Term Evolution (LTE) network, while also building our next generation 5G network. We are densifying our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of October 2020, we have launched our 5G Ultra Wideband Network in 55 U.S. markets, as well as numerous 5G-compatible smartphones and other devices. We have also announced the launch of 5G nationwide service, available to 200 million people in over 1,800 markets. Using an advanced technology called Dynamic Spectrum Sharing, we are utilizing our current low and mid-band spectrum resources to maximize our 5G and 4G LTE customers' experiences on the Verizon network. In addition, as of October 2020, Verizon has commercially launched 5G Home in eight U.S. markets.

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

Recent Developments
In August 2020, the FCC completed Auction 105 for Priority Access Licenses in the 3.5 Gigahertz (GHz) Citizens Broadband Radio Service band. Verizon won 557 licenses, valued at approximately $1.9 billion, in the auction.

In September 2020, Verizon filed an application to participate in FCC Auction 107, which relates to mid-band wireless spectrum known as C-Band. The auction is expected to commence on December 8, 2020.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. Our revenues and expenses in the first nine months of 2020 were impacted by the COVID-19 pandemic as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Consumer	$21,736	$22,706	$(970)	(4.3)%	$64,614	$66,849	$(2,235)	(3.3)%
Business	7,749	7,885	(136)	(1.7)	22,912	23,372	(460)	(2.0)
Corporate and other	2,203	2,400	(197)	(8.2)	6,442	7,147	(705)	(9.9)
Eliminations	(145)	(97)	(48)	49.5	(368)	(275)	(93)	33.8
Consolidated Revenues	$31,543	$32,894	$(1,351)	(4.1)	$93,600	$97,093	$(3,493)	(3.6)

Consolidated revenues decreased $1.4 billion, or 4.1%, and $3.5 billion, or 3.6%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019. The decreases in revenues were due to decreases in our Consumer segment, Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased $197 million, or 8.2%, and $705 million, or 9.9%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily due to a decrease of $134 million and $653 million, respectively, in revenues within Verizon Media.

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Cost of services	$7,955	$7,902	$53	0.7%	$23,348	$23,396	$(48)	(0.2)%
Cost of wireless equipment	4,379	5,482	(1,103)	(20.1)	13,031	15,699	(2,668)	(17.0)
Selling, general and administrative expense	7,339	7,216	123	1.7	23,080	21,682	1,398	6.4
Depreciation and amortization expense	4,192	4,114	78	1.9	12,523	12,577	(54)	(0.4)
Consolidated Operating Expenses	$23,865	$24,714	$(849)	(3.4)	$71,982	$73,354	$(1,372)	(1.9)

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

Cost of services increased $53 million, or 0.7%, and decreased 0.2% during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019. The increase during the three months ended September 30, 2020, compared to the similar period in 2019, was primarily due to increases in customer premise equipment, digital content, other direct costs and rent expense, partially offset by a decrease in costs related to the device protection offerings to our wireless retail postpaid customers and a decrease in roaming costs resulting from reduced travel due to the COVID-19 pandemic. The decrease during the nine months ended September 30, 2020, compared to the similar period in 2019, was primarily due to decreases in traffic acquisition costs due to the COVID-19 pandemic, as well as decreases in costs related to the device protection offerings to our wireless retail postpaid customers and roaming costs resulting from decreased travel due to the COVID-19 pandemic. These decreases were partially offset by increases in customer premise equipment, digital content, other direct costs and rent expense as a result of adding capacity to the networks to support demand.

Cost of Wireless Equipment
Cost of wireless equipment decreased $1.1 billion, or 20.1%, and $2.7 billion, or 17.0%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, as a result of declines in the number of wireless devices sold due to an elongation of the handset upgrade cycle, declines in activation and upgrade volumes primarily due to the COVID-19 pandemic and the delay of an iconic device launch to the fourth quarter. These decreases were partially offset by a shift to higher priced devices in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, the allowance for credit losses, taxes other than income taxes, advertising and sales commission costs, call center and information technology costs, regulatory fees, professional service fees and rent and utilities for administrative space. Also included is a portion of the aggregate customer care costs as discussed above in "Cost of Services."

Selling, general and administrative expense increased $123 million, or 1.7%, and $1.4 billion, or 6.4%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019. The increase during the three months ended September 30, 2020, compared to the similar period in 2019, was primarily due to a net gain from dispositions of assets and businesses during the three months ended September 30, 2019 (see "Special Items") and an increase in commission expense. These increases were partially offset by decreases in personnel costs and the allowance for credit losses. The increase during the nine months ended September 30, 2020, compared to the similar period in 2019, was primarily due to a $1.2 billion loss resulting from the spectrum license auction, a net gain from dispositions of assets and businesses during the nine months ended September 30, 2019 (see "Special Items") and an increase in sales commission expense. These increases were partially offset by decreases in personnel costs and advertising expenses. The increase in sales commission expense during the three months ended September 30, 2020, compared to the similar period in 2019, was due to a lower net deferral of commission costs in the current year. The increase in sales commission expenses during the nine months ended September 30, 2020, compared to the similar period in 2019, was due to a lower net deferral of commission costs in the current year, as well as incremental sales compensation while certain of our stores and agent locations were closed due to the COVID-19 pandemic.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $78 million, or 1.9%, and decreased $54 million, or 0.4%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily due to the change in the mix of net depreciable assets.

Other Consolidated Results
Other Expense, Net
Additional information relating to Other expense, net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Interest income	$13	$34	$(21)	(61.8)%	$49	$94	$(45)	(47.9)%
Other components of net periodic benefit cost	(796)	(103)	(693)	nm	(563)	362	(925)	nm
Other, net	9	(41)	50	nm	(189)	(1,583)	1,394	(88.1)
Total	$(774)	$(110)	$(664)	nm	$(703)	$(1,127)	$424	(37.6)
nm - not meaningful

Other expense, net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit costs and foreign exchange gains and losses. The change in Other expense, net during the three months ended September 30, 2020, compared to the similar period in 2019, was primarily attributable to a pension remeasurement loss of $1.1 billion recorded during the three months ended September 30, 2020, compared with a pension remeasurement loss of $291 million recorded during the three months ended September 30, 2019. The change in Other expense, net during the nine months ended September 30, 2020, compared to the similar period in 2019, was primarily attributable to a decrease in early debt redemption costs of $1.4 billion, partially offset by an increase in pension remeasurement losses of $1.2 billion (see "Special Items") and an increase in foreign exchange losses.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Total interest costs on debt balances	$1,192	$1,317	$(125)	(9.5)%	$3,584	$4,061	$(477)	(11.7)%
Less capitalized interest costs	148	171	(23)	(13.5)	417	490	(73)	(14.9)
Total	$1,044	$1,146	$(102)	(8.9)	$3,167	$3,571	$(404)	(11.3)

Average debt outstanding (1) (3)	$113,774	$111,534			$114,690	$113,366
Effective interest rate (2) (3)	4.2%	4.7%			4.2%	4.8%
(1)The average debt outstanding is a financial measure and is calculated by applying a simple average of prior months end balances of total short-term and long-term debt, net of discounts, premiums and unamortized debt issuance costs.
(2)The effective interest rate is the rate of actual interest incurred on debt. It is calculated by dividing the total interest costs on debt balances by the average debt outstanding.
(3)We believe that this measure is useful to management, investors and other users of our financial information in evaluating our debt financing cost and trends in our debt leverage management.

Total interest expense decreased during both the three and nine months ended September 30, 2020, compared to the similar periods in 2019, primarily due to lower interest rates.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Provision for income taxes	$1,347	$1,586	$(239)	(15.1)%	$4,084	$4,450	$(366)	(8.2)%
Effective income tax rate	23.0%	22.9%			23.1%	23.4%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The effective income tax rate for the three months ended September 30, 2020 is comparable to the similar period in 2019. The decrease in the effective income tax rate during the nine months ended September 30, 2020, compared to the similar period in 2019, was primarily due to aggregate tax benefits from a series of legal entity restructurings in the current period. The decrease in the provision for income taxes during the three and nine months ended September 30, 2020, compared to the similar periods in 2019, was primarily due to the decrease in income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.9 billion at both September 30, 2020 and December 31, 2019. Interest and penalties related to unrecognized tax benefits were $369 million (after-tax) and $385 million (after-tax) at September 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
Consolidated Net Income	$4,504	$5,337	$13,630	$14,571
Add:
Provision for income taxes	1,347	1,586	4,084	4,450
Interest expense (1)	1,044	1,146	3,167	3,571
Depreciation and amortization expense	4,192	4,114	12,523	12,577
Consolidated EBITDA	$11,087	$12,183	$33,404	$35,169

Add (Less):
Other expense, net (2)	$774	$110	$703	$1,127
Equity in losses of unconsolidated businesses	9	1	34	20
Loss on spectrum license auction	—	—	1,195	—
Net gain from dispositions of assets and businesses	—	(261)	—	(261)
Consolidated Adjusted EBITDA	$11,870	$12,033	$35,336	$36,055
(1) Includes Early debt redemption costs, where applicable. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market adjustments and Early debt redemption costs, where applicable. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2020, compared to the similar periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Our revenues and expenses in the first nine months of 2020 were impacted by the COVID-19 pandemic as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions, except ARPA)	2020	2019	(Decrease)		2020	2019	(Decrease)
Service	$16,255	$16,433	$(178)	(1.1)%	$48,496	$49,042	$(546)	(1.1)%
Wireless equipment	3,403	4,257	(854)	(20.1)	9,989	12,326	(2,337)	(19.0)
Other	2,078	2,016	62	3.1	6,129	5,481	648	11.8
Total Operating Revenues	$21,736	$22,706	$(970)	(4.3)	$64,614	$66,849	$(2,235)	(3.3)

Connections (‘000):(1)
Wireless retail connections					94,101	93,922	179	0.2
Wireless retail postpaid connections					90,026	89,739	287	0.3
Fios internet connections					6,110	5,867	243	4.1
Fios video connections					3,926	4,203	(277)	(6.6)
Broadband connections					6,581	6,469	112	1.7
Voice connections					5,302	5,904	(602)	(10.2)

Net Additions in Period (‘000):(2)
Wireless retail	213	112	101	90.2	(312)	(352)	40	11.4
Wireless retail postpaid	136	193	(57)	(29.5)	(317)	118	(435)	nm
Wireless retail postpaid phones	142	239	(97)	(40.6)	(68)	149	(217)	nm

Churn Rate:
Wireless retail	0.95%	1.27%			1.00%	1.27%
Wireless retail postpaid	0.80%	1.05%			0.84%	1.03%
Wireless retail postpaid phones	0.63%	0.79%			0.64%	0.77%

Account Statistics:
Wireless retail postpaid ARPA	$118.52	$118.89	$(0.37)	(0.3)	$117.80	$118.16	$(0.36)	(0.3)
Wireless retail postpaid accounts (‘000) (1)					33,712	33,898	(186)	(0.5)
Wireless retail postpaid connections per account (1)					2.67	2.65	0.02	0.8
(1)As of end of period
(2)Includes certain adjustments
nm - not meaningful

Consumer’s total operating revenues decreased $970 million, or 4.3%, and $2.2 billion, or 3.3%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily as a result of decreases in Service and Wireless equipment revenues, partially offset by increases in Other revenue.

Service Revenue
Service revenue decreased $178 million, or 1.1%, and $546 million, or 1.1%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019. These decreases were primarily due to decreases in wireless service and wireline voice and video services primarily driven by customers' changing activities and actions we took to keep our customers connected during the COVID-19 pandemic.

Wireless service revenue decreased $91 million, or 0.7%, and $341 million, or 0.8%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019. The decrease during the three months ended September 30, 2020 was primarily due to decreases in roaming and TravelPass revenues primarily due to customers' changing activities during the COVID-19 pandemic, decreases in data overage revenues driven by the shift of customer accounts to unlimited plans and decreases in late fees due to actions taken in the prior quarter to keep our customers connected. These decreases were partially offset by growth in revenue related to unlimited plans and growth from reseller accounts. The decrease during the nine months ended September 30, 2020 was primarily due to decreases in roaming and TravelPass revenues due to customers' changing activities during the COVID-19 pandemic and waived fees as part of customer assistance initiatives that we undertook during the COVID-19 pandemic. The decrease was further driven by decreases in data overage revenues resulting from waived charges as part of customer assistance initiatives we undertook to address the impacts of the COVID-19 pandemic, as well as the shift of customer accounts to unlimited plans. These decreases were partially offset by growth from reseller accounts. The growth from reseller accounts during both the three and nine months ended September 30, 2020 was partially due to customers' changing activities during the COVID-19 pandemic. Wireless retail postpaid ARPA decreased 0.3% during both the three and nine months ended September 30, 2020, compared to the similar periods in 2019.

For the three and nine months ended September 30, 2020, Fios service revenue totaled $2.6 billion and $7.8 billion, respectively, and decreased $37 million, or 1.4%, and $21 million, or 0.3%, respectively, compared to the similar periods in 2019. These decreases were due to a decrease in Fios video revenues, reflecting the ongoing shift from traditional linear video to over-the-top offerings, and decreases in Fios voice revenues, partially offset by increases in Fios internet connections, reflecting increased demand for higher broadband speeds.

Service revenue attributable to wireline voice services declined during the three and nine months ended September 30, 2020, compared to the similar periods in 2019. The declines were primarily due to a decrease of 10.2% in voice connections resulting primarily from competition and technology substitution with wireless and competing Voice over Internet Protocol (VoIP) and cable telephony services.

Wireless Equipment Revenue
Wireless equipment revenue decreased $854 million, or 20.1%, and $2.3 billion, or 19.0%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, as a result of overall declines in wireless device sales partially due to an elongation of the handset upgrade cycle, declines in activation and upgrade volumes primarily due to the impacts of the COVID-19 pandemic on our customers and the delay of an iconic device launch to the fourth quarter. These decreases were partially offset by a shift to higher priced units in the mix of wireless devices sold and a decline in promotions.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue increased $62 million, or 3.1%, and $648 million, or 11.8%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019. The increase during the three months ended September 30, 2020 was primarily due to an increase in cost recovery surcharges while the increase during the nine months ended September 30, 2020 was primarily due to pricing and subscriber increases related to our wireless device protection offerings, as well as cost recovery surcharges.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Cost of services	$3,971	$4,035	$(64)	(1.6)%	$11,786	$11,761	$25	0.2%
Cost of wireless equipment	3,411	4,291	(880)	(20.5)	10,161	12,342	(2,181)	(17.7)
Selling, general and administrative expense	4,055	4,085	(30)	(0.7)	12,353	12,090	263	2.2
Depreciation and amortization expense	2,862	2,806	56	2.0	8,531	8,581	(50)	(0.6)
Total Operating Expenses	$14,299	$15,217	$(918)	(6.0)	$42,831	$44,774	$(1,943)	(4.3)

Cost of Services
Cost of services decreased $64 million, or 1.6%, and increased 0.2%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019. The decrease during the three months ended September 30, 2020 was primarily due to decreases in costs related to the device protection offerings to our wireless retail postpaid customers and decreases in roaming costs primarily driven by a decrease in international travel due to the COVID-19 pandemic. These decreases were partially offset by increases in digital content costs and rent expense as a result of adding capacity to the networks to support demand. The increase during the nine months ended September 30, 2020 was primarily due to increases in digital content costs, other direct costs and rent expense as a result of adding capacity to the networks to support demand. These increases were partially offset by decreases in costs related to the device protection offerings to our wireless retail postpaid customers and roaming costs primarily driven by a decrease in international travel due to the COVID-19 pandemic.

Cost of Wireless Equipment
Cost of wireless equipment decreased $880 million, or 20.5%, and $2.2 billion, or 17.7%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, as a result of declines in the number of wireless devices sold due to an elongation of the handset upgrade cycle, declines in activation and upgrade volumes primarily due to the COVID-19 pandemic and the delay of an iconic device launch to the fourth quarter. These decreases were partially offset by a shift to higher priced devices in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased 0.7%, and increased $263 million, or 2.2%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019. The decrease during the three months ended September 30, 2020 was due to decreases in the allowance for credit losses driven by lower volumes and personnel costs. These decreases were partially offset by an increase in sales commission expense. The increase during the nine months ended September 30, 2020 was due to increases in sales commission expense, partially offset by personnel costs. The increase in sales commission expense during the three months ended September 30, 2020, compared to the similar period in 2019, was due to a lower net deferral of commission costs in the current year. The increase in sales commission expenses during the nine months ended September 30, 2020, compared to the similar period in 2019, was due to a lower net deferral of commission costs in the current year, as well as incremental sales compensation while certain of our stores and agent locations were closed due to the COVID-19 pandemic.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $56 million, or 2.0%, and decreased $50 million, or 0.6%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, driven by the change in the mix of total Verizon depreciable assets and the Consumer segment's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Segment Operating Income	$7,437	$7,489	$(52)	(0.7)%	$21,783	$22,075	$(292)	(1.3)%
Add Depreciation and amortization expense	2,862	2,806	56	2.0	8,531	8,581	(50)	(0.6)
Segment EBITDA	$10,299	$10,295	$4	—	$30,314	$30,656	$(342)	(1.1)
Segment operating income margin	34.2%	33.0%			33.7%	33.0%
Segment EBITDA margin	47.4%	45.3%			46.9%	45.9%

The changes in the table above during the three and nine months ended September 30, 2020, compared to the similar periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Our revenues and expenses in the first nine months of 2020 were impacted by the COVID-19 pandemic as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Small and Medium Business	$2,742	$2,899	$(157)	(5.4)%	$8,147	$8,392	$(245)	(2.9)%
Global Enterprise	2,595	2,714	(119)	(4.4)	7,815	8,078	(263)	(3.3)
Public Sector and Other	1,639	1,472	167	11.3	4,636	4,435	201	4.5
Wholesale	773	800	(27)	(3.4)	2,314	2,467	(153)	(6.2)
Total Operating Revenues(1)	$7,749	$7,885	$(136)	(1.7)	$22,912	$23,372	$(460)	(2.0)

Connections (‘000):(2)
Wireless retail postpaid connections					26,223	24,652	1,571	6.4
Fios internet connections					332	322	10	3.1
Fios video connections					74	77	(3)	(3.9)
Broadband connections					488	492	(4)	(0.8)
Voice connections					4,668	5,058	(390)	(7.7)

Net Additions in Period (‘000):(3)
Wireless retail postpaid	417	412	5	1.2	1,172	1,002	170	17.0
Wireless retail postpaid phones	141	206	(65)	(31.6)	456	497	(41)	(8.2)

Churn Rate:
Wireless retail postpaid	1.19%	1.21%			1.20%	1.22%
Wireless retail postpaid phones	0.96%	0.97%			0.96%	0.99%
(1)Service and other revenues included in our Business segment amounted to approximately $7.0 billion for both the three months ended September 30, 2020 and 2019. Service and other revenues included in our Business segment amounted to approximately $20.9 billion for both the nine months ended September 30, 2020 and 2019. Wireless equipment revenues included in our Business segment amounted to $709 million and $2.0 billion for the three and nine months ended September 30, 2020, respectively, and $880 million and $2.5 billion for the three and nine months ended September 30, 2019, respectively.
(2)As of end of period
(3)Includes certain adjustments

Business’s total operating revenues decreased $136 million, or 1.7%, and $460 million, or 2.0%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily as a result of decreases in Small and Medium Business, Global Enterprise and Wholesale revenues, partially offset by increases in Public Sector and Other revenues.

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

Small and Medium Business revenues decreased $157 million, or 5.4%, and $245 million, or 2.9%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily due to decreases in wireless equipment revenue and declines related to the loss of voice and DSL service connections. Wireless equipment revenue decreased as a result of declines in the number of wireless devices sold primarily due to an elongation of the handset upgrade cycle, declines in activation and upgrade volumes due to decreased demand and closures of our company-owned retail stores due to the COVID-19 pandemic. During the nine months ended September 30, 2020, the decreases were partially offset by a shift to higher priced units in the mix of wireless devices sold and a decline in promotions. These revenue decreases were partially offset by increases in wireless retail postpaid service revenue of 2.9% and 4.6% during the three and nine months ended September 30, 2020, respectively, as a result of increases in the amount of wireless retail postpaid connections, partially offset by lower roaming and usage primarily due to the COVID-19 pandemic. The revenue decreases were further offset by increases in revenue related to our wireless device protection package, as well as increases in revenue related to Fios services.

For the three and nine months ended September 30, 2020, Fios revenues totaled $230 million and $692 million, respectively, which represents an increase of 1.1% for both periods compared to the similar periods in 2019, reflecting the increase in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased $119 million, or 4.4%, and $263 million, or 3.3%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily due to declines in traditional data and voice communication services as a result of competitive price pressures, as well as decreases in wireless equipment revenue. Wireless equipment revenue decreased as a result of declines in the number of wireless devices sold primarily due to an elongation of the handset upgrade cycle and declines in activation and upgrade volumes partially due to the COVID-19 pandemic. During the three and nine months ended September 30, 2020, the decreases in revenue were partially offset by increases in advanced communication services revenues, partially due to the COVID-19 pandemic, and customer premise equipment revenues.

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

Public Sector and Other revenues increased $167 million, or 11.3% and $201 million, or 4.5%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, due to increases in wireless retail postpaid service revenue as a result of an increase in gross additions partially due to federal, state and educational agencies responding to the COVID-19 pandemic, as well as wireless equipment revenue. Wireless equipment revenue increased as a result of an increase in the number of wireless devices sold primarily due to COVID-19, partially offset by a shift to lower priced units in the mix of wireless devices sold. The increases in revenue were partially offset by decreases in networking revenue and traditional voice communication services.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased 3.4%, and $153 million, or 6.2%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, due to declines in core data resulting from the effect of technology substitution and continuing contraction of market rates due to competition, partially offset by an increase in traditional voice communication services due to the COVID-19 pandemic.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Cost of services	$2,739	$2,666	$73	2.7%	$7,969	$7,838	$131	1.7%
Cost of wireless equipment	968	1,190	(222)	(18.7)	2,870	3,356	(486)	(14.5)
Selling, general and administrative expense	2,092	2,042	50	2.4	6,195	5,984	211	3.5
Depreciation and amortization expense	1,027	1,010	17	1.7	3,055	3,098	(43)	(1.4)
Total Operating Expenses	$6,826	$6,908	$(82)	(1.2)	$20,089	$20,276	$(187)	(0.9)

Cost of Services
Cost of services increased $73 million, or 2.7%, and $131 million, or 1.7%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily due to an increase in customer premise equipment and other direct costs. For the nine months ended September 30, 2020, these increases were partially offset by lower roaming costs primarily driven by a decrease in international travel due to the COVID-19 pandemic.

Cost of Wireless Equipment
Cost of wireless equipment decreased $222 million, or 18.7%, and $486 million, or 14.5%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily due to a shift to lower priced units in the mix of wireless devices sold, partially offset by an increase in the number of wireless devices sold partially due to the COVID-19 pandemic.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $50 million, or 2.4%, and $211 million, or 3.5%, during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, primarily driven by increases in personnel costs and sales commission expense. For the nine months ended September 30, 2020, there were also increases to advertising expenses, which were partially offset by a one-time international tax benefit. The increase in sales commission expense during the three months ended September 30, 2020, compared to the similar period in 2019, was due to a lower net deferral of commission costs in the current year. The increase in sales commission expenses during the nine months ended September 30, 2020, compared to the similar period in 2019, was due to a lower net deferral of commission costs in the current year, as well as incremental sales compensation while certain of our stores and agent locations were closed due to the COVID-19 pandemic.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 1.7%, and decreased 1.4% during the three and nine months ended September 30, 2020, respectively, compared to the similar periods in 2019, driven by the change in the mix of total Verizon depreciable assets and the Business segment's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2020	2019	(Decrease)		2020	2019	(Decrease)
Segment Operating Income	$923	$977	$(54)	(5.5)%	$2,823	$3,096	$(273)	(8.8)%
Add Depreciation and amortization expense	1,027	1,010	17	1.7	3,055	3,098	(43)	(1.4)
Segment EBITDA	$1,950	$1,987	$(37)	(1.9)	$5,878	$6,194	$(316)	(5.1)

Segment operating income margin	11.9%	12.4%			12.3%	13.2%
Segment EBITDA margin	25.2%	25.2%			25.7%	26.5%

The changes in the table above during the three and nine months ended September 30, 2020, compared to the similar periods in 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
Severance, pension and benefits charges
Other expense, net	$1,092	$291	$1,427	$195
Loss on spectrum license auction
Selling, general and administrative expense	—	—	1,195	—
Early debt redemption costs
Other expense, net	—	—	129	1,544
Interest expense	—	—	(27)	—
Net gain from dispositions of assets and businesses
Selling, general and administrative expense	—	(261)	—	(261)
Total	$1,092	$30	$2,724	$1,478

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
Within Total Operating Expenses	$—	$(261)	$1,195	$(261)
Within Other expense, net	1,092	291	1,556	1,739
Within Interest expense	—	—	(27)	—
Total	$1,092	$30	$2,724	$1,478

Severance, Pension and Benefits Charges
During the three and nine months ended September 30, 2020, we recorded net pre-tax remeasurement losses of $1.1 billion and $1.4 billion, respectively, in our pension plans triggered by settlements.

During the three months ended September 30, 2020, we recorded a net pre-tax remeasurement loss of $1.1 billion primarily driven by a $1.8 billion charge due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a $689 million credit due to the difference between our estimated return on assets and our actual return on assets.

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

Early Debt Redemption Costs
During the nine months ended September 30, 2020, we recorded net pre-tax early debt redemption costs of $102 million in connection with the redemptions of securities issued by Verizon and open market repurchases. See Note 5 to the condensed consolidated financial statements for additional information on these redemptions.

During the nine months ended September 30, 2019, we recorded pre-tax costs on early debt redemptions of $1.5 billion in connection with the tender offers of notes issued by Verizon with coupon rates ranging from 4.672% to 5.012% and maturity dates ranging from 2054 to 2055.

Loss on Spectrum License Auction
During the nine months ended September 30, 2020, we recorded a pre-tax net loss of $1.2 billion as a result of the conclusion of the FCC incentive auction, Auction 103, for spectrum licenses in the upper 37 GHz, 39 GHz and 47 GHz bands. See Note 3 to the condensed consolidated financial statements for additional information.

Net Gain from Dispositions of Assets and Businesses
During the three and nine months ended September 30, 2019, we recorded a pre-tax net gain from dispositions of assets and businesses of $261 million in connection with the sale of various real estate properties and businesses.

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2020	2019	Change
Cash Flows Provided By (Used In)
Operating activities	$32,472	$26,748	$5,724
Investing activities	(18,469)	(12,157)	(6,312)
Financing activities	(7,737)	(14,301)	6,564
Increase in cash, cash equivalents and restricted cash	$6,266	$290	$5,976

We use the net cash generated from our operations to fund expansion and modernization of our networks, service and repay external financing, pay dividends, invest in new businesses and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities, including, for example, to complete our acquisition of TracFone Wireless, Inc. (Tracfone) or to acquire additional wireless spectrum, or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Market Risk" for additional information regarding our foreign currency risk management strategies.

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $5.7 billion during the nine months ended September 30, 2020, compared to the similar period in 2019, primarily due to improvements in working capital, which includes the receipt of the $2.2 billion cash tax benefit related to preferred shares in a foreign affiliate sold during the fourth quarter 2019 and lower volumes. In addition, an employee benefits contribution and voluntary separation program severance payments did not repeat in 2020. These comparative increases were partially offset by lower earnings. We made a $300 million discretionary employee benefits contribution during the first quarter 2019 to our defined benefit pension plan. As a result of the 2019 discretionary pension contribution, we expect that there will be no required pension funding until 2025, subject to changes in market conditions. The 2019 contribution also improved the funded status of our qualified pension plan.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the nine months ended September 30, 2020 and 2019 were $14.2 billion and $12.3 billion, respectively. Capital expenditures increased approximately $1.8 billion, or 14.9%, during the nine months ended September 30, 2020, compared to the similar period in 2019, primarily due to a change in the timing of investments to support multi-use fiber assets, which support the densification of our 4G LTE network and our 5G technology deployment.

Acquisitions
In March 2020, the FCC completed an incentive auction, Auction 103, for spectrum licenses. Through September 30, 2020, we paid approximately $1.6 billion, including $101 million paid in December 2019. See Note 3 to the condensed consolidated financial statements for additional information.

In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Through September 30, 2020, we paid a cash deposit of approximately $1.9 billion for the licenses. Deposits required to participate in these auctions and purchase licenses are recorded within Other, net investing activities in our condensed consolidated statements of cash flows. See Note 3 to the condensed consolidated financial statements for additional information.

During the nine months ended September 30, 2020, we entered into and completed various other wireless license acquisitions for cash consideration of $293 million.

In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans Network, Inc. (BlueJeans), an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $397 million, net of cash acquired. During the nine months ended September 30, 2020, we completed various other acquisitions for approximately $113 million in cash consideration.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2020, net cash used in financing activities was $7.7 billion. During the nine months ended September 30, 2019, net cash used in financing activities was $14.3 billion.

During the nine months ended September 30, 2020, our net cash used in financing activities of $7.7 billion was primarily driven by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $8.9 billion, cash dividends of $7.6 billion and repayments of asset-backed long-term borrowings of $6.7 billion. These uses of cash were partially offset by proceeds from long-term borrowings of $12.4 billion and proceeds from asset-backed long-term borrowings of $4.4 billion.

At September 30, 2020, our total debt of $115.6 billion included unsecured debt of $105.5 billion and secured debt of $10.1 billion. At December 31, 2019, our total debt of $111.5 billion included unsecured debt of $99.1 billion and secured debt of $12.4 billion. During the nine months ended September 30, 2020 and 2019, our effective interest rate was 4.2% and 4.8%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

Other, Net
Other, net financing activities during the nine months ended September 30, 2020 includes $519 million in payments related to vendor financing arrangements.

Long-Term Credit Facilities

			At September 30, 2020
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2022	$9,500	$9,391	n/a
Various export credit facilities (2)	2022-2028	7,500	1,000	5,059
Total		$17,000	$10,391	$5,059
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
In October 2020, we amended our $9.5 billion revolving credit facility to extend its maturity to 2024.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $7.6 billion and $7.5 billion in cash dividends during the nine months ended September 30, 2020 and 2019, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at September 30, 2020 totaled approximately $9.0 billion, a $6.4 billion increase compared to December 31, 2019, primarily as a result of the factors discussed above.

Restricted cash totaled $1.2 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2020	2019	Change
Net cash provided by operating activities	$32,472	$26,748	$5,724
Less Capital expenditures (including capitalized software)	14,168	12,332	1,836
Free cash flow	$18,304	$14,416	$3,888

The increase in free cash flow during the nine months ended September 30, 2020, compared to the similar period in 2019, is a reflection of the increase in operating cash flows, partially offset by the increase in capital expenditures discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. At September 30, 2020, we held $0.3 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. At December 31, 2019, we held an insignificant amount of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2020, approximately 80% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $233 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

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

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates that are currently based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2020, the fair value of the asset and liability of these contracts were $1.8 billion and $317 million, respectively. At December 31, 2019, the fair value of the asset and liability of these contracts were $568 million and $173 million, respectively. At September 30, 2020 and December 31, 2019, the total notional amount of the interest rate swaps was $18.2 billion and $17.0 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At September 30, 2020, the fair value of the liability of these contracts was $980 million. At December 31, 2019, the fair value of the liability of these contracts was $604 million. At September 30, 2020 and December 31, 2019, the total notional amount of the forward starting interest rate swaps was $2.0 billion and $3.0 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. The fair value of the asset and liability of these contracts were insignificant at both September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, there was no outstanding total notional amount for these contracts and $679 million, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income (loss) in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other expense, net. At September 30, 2020, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At September 30, 2020, the fair value of the asset and liability of these contracts was $404 million and $1.4 billion, respectively. At December 31, 2019, the fair value of the asset and liability of these contracts was $211 million and $912 million, respectively. At September 30, 2020 and December 31, 2019, the total notional amount of the cross currency swaps was $24.7 billion and $23.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. At both September 30, 2020 and December 31, 2019, the fair value of the asset of these contracts was insignificant. At September 30, 2020 and December 31, 2019, the total notional amount of the foreign exchange forwards was $1.3 billion and $1.1 billion, respectively.

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

BlueJeans Network, Inc.
In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans, an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $397 million, net of cash acquired. See Note 3 to the condensed consolidated financial statements for additional information.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (the Purchase Agreement) with America Movil to acquire Tracfone, a provider of prepaid and value mobile services in the U.S. Under the terms of the Purchase Agreement, we will acquire all of the stock of Tracfone for approximately $3.1 billion in cash and $3.1 billion in Verizon common stock, subject to customary adjustments, at closing. The number of shares issued will be based on an average trading price determined as of the closing date and is subject to a minimum number of shares issuable of 47,124,445 and a maximum number of shares issuable of 57,596,544. The Purchase Agreement also includes up to an additional $650 million in future cash consideration related to the achievement of certain performance measures and other commercial arrangements. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the second half of 2021.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular, a rural wireless operator serving central Kentucky. Bluegrass Cellular provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction is subject to regulatory approvals and closing conditions and is expected to close late this year or early in 2021.
.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2020.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. In the third quarter of 2020, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace many of our existing core financial systems. The ERP system is designed to enhance the flow of financial information, facilitate data analysis and accelerate information reporting. The implementation is expected to occur in phases over the next several years. During the third quarter of 2020, we have made changes to our internal controls to address processes impacted by the ERP system implementation.

As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures which, in turn, could result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the above-noted changes, there were no changes in the Company’s internal control over financial reporting during the third quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2020. At September 30, 2020, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: October 27, 2020	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).