Form 10-K
period 2020-12-31
VERIZON COMMUNICATIONS INC
filed 2021-02-25
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware		23-2259884
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1095 Avenue of the Americas
New York,	New York	10036
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
1.625% Notes due 2024	VZ24B	New York Stock Exchange
4.073% Notes due 2024	VZ24C	New York Stock Exchange
0.875% Notes due 2025	VZ25	New York Stock Exchange
3.250% Notes due 2026	VZ26	New York Stock Exchange
1.375% Notes due 2026	VZ26B	New York Stock Exchange
0.875% Notes due 2027	VZ27E	New York Stock Exchange
1.375% Notes due 2028	VZ28	New York Stock Exchange
1.125% Notes due 2028	VZ28A	New York Stock Exchange
1.875% Notes due 2029	VZ29B	New York Stock Exchange
1.250% Notes due 2030	VZ30	New York Stock Exchange
1.875% Notes due 2030	VZ30A	New York Stock Exchange
2.625% Notes due 2031	VZ31	New York Stock Exchange
2.500% Notes due 2031	VZ31A	New York Stock Exchange
0.875% Notes due 2032	VZ32	New York Stock Exchange
1.300% Notes due 2033	VZ33B	New York Stock Exchange
4.750% Notes due 2034	VZ34	New York Stock Exchange
3.125% Notes due 2035	VZ35	New York Stock Exchange
3.375% Notes due 2036	VZ36A	New York Stock Exchange
2.875% Notes due 2038	VZ38B	New York Stock Exchange
1.875% Notes due 2038	VZ38C	New York Stock Exchange
1.500% Notes due 2039	VZ39C	New York Stock Exchange
3.500% Fixed Rate Notes due 2039	VZ39D	New York Stock Exchange
1.850% Notes due 2040	VZ40	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
At June 30, 2020, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $228,143,965,409.
At January 29, 2021, 4,138,148,588 shares of the registrant’s common stock were outstanding, after deducting 153,285,058 shares held in treasury.

Documents Incorporated By Reference:
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2021 Annual Meeting of Shareholders (Part III).

PART I

Item 1. Business

General
Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, technology, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control.

Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-1000).

We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. In 2020, the Consumer segment’s revenues were $88.5 billion, representing approximately 69% of Verizon’s consolidated revenues. As of December 31, 2020, Consumer had approximately 94 million wireless retail connections, approximately 7 million broadband connections, which includes Fios and Digital Subscriber Line (DSL) internet connections, and approximately 4 million Fios video connections.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. In 2020, the Business segment's revenues were $31.0 billion, representing approximately 24% of Verizon’s consolidated revenues. As of December 31, 2020, Business had approximately 27 million wireless retail postpaid connections and approximately 482 thousand broadband connections, which includes Fios and DSL internet connections.

Additional discussion of our reportable segments is included in Item 7. under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview" and - "Segment Results of Operations" and in Note 13 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries.

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

Wireless Services
Our Consumer and Business segments provide a wide variety of wireless services accessible on a broad range of devices. Customers can obtain our wireless services on a postpaid or prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers that are directly served and managed by Verizon and use Verizon branded services. A single account may include monthly wireless services for a variety of connected devices. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. Approximately 96% of our Consumer retail connections were postpaid connections as of December 31, 2020.

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

We no longer offer Consumer customers new fixed-term, subsidized service plans for devices; however, we continue to offer subsidized plans to our Business customers. We also continue to service existing plans for customers who have not yet purchased and activated devices under the Verizon device payment program.

Wireless Equipment
Consumer and Business offer several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets and other wireless-enabled connected devices, such as smart watches. In certain cases, we permit customers to acquire equipment from us using device payment plans, which permit the customer to pay for the device in installments over time.

Verizon Consumer Group
In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis.

Residential Fixed Services. We provide residential fixed connectivity solutions to customers over our 100% fiber-optic network through our Verizon Fios product portfolio, and over a traditional copper-based network to customers who are not served by Fios. As of December 31, 2020, we have commercially launched fifth-generation (5G) fixed wireless technology for the home (5G Home) in 12 U.S. markets. In addition, in 2020, we launched our Long-Term Evolution (LTE) Home fixed wireless access internet service in rural parts of 189 markets across 48 U.S. states.

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

Network Access Services. We sell network access to mobile virtual network operators (MVNOs) on a wholesale basis, who in turn resell wireless service under their own brand(s) to consumers. Our largest such arrangement is with TracFone Wireless Inc. (Tracfone), a provider of prepaid and value mobile services in the U.S. In September 2020, we entered into a purchase agreement with América Móvil to acquire Tracfone. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the second half of 2021.

Verizon Business Group
In addition to the wireless services and equipment discussed above, our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT products and services.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, Internet Protocol (IP) networking, advanced voice solutions and security and managed information technology (IT) services to our U.S.-based small and medium businesses that do not meet the requirements to be categorized as Global Enterprise, as described below. In 2020, Small and Medium Business revenues were $11.1 billion, representing approximately 36% of Business’s total revenues.

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

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers. In 2020, Global Enterprise revenues were $10.4 billion, representing approximately 34% of Business’s total revenues.

Global Enterprise offers a broad portfolio of connectivity, security and professional services designed to enable our customers to optimize their business operations, mitigate business risks and capitalize on data. These services include the following:

•Network Services. We offer a portfolio of network connectivity products to help our customers connect with their employees, partners, vendors and customers. These products include private networking services, private cloud connectivity services, virtual and software defined networking services and internet access services.

•Advanced Communications Services. We offer a suite of services to our customers to help them communicate with their employees, partners, vendors, constituents and customers. These products include IP-based voice and video services, unified communications and collaboration tools and customer contact center solutions.

•Security services. We offer a suite of management and data security services that help our customers protect, detect and respond to security threats to their networks, data, applications and infrastructure.

•Core services. We provide a portfolio of domestic and global voice and data solutions utilizing traditional telecommunications technology, including voice calling, messaging services, conferencing, contact center solutions and private line and data access networks. Core services also include the provision of customer premises equipment, and installation, maintenance and site services.

•IoT services. We provide the network access required to deliver various IoT products and services. We work with companies that purchase network access from us to connect their devices, bundled together with their own solutions, which they sell to end users. We are building IoT capabilities by leveraging business models that monetize usage on our networks at the connectivity, platform and solution layers.

Public Sector and Other
Public Sector and Other offers wireless products and services as well as wireline connectivity and managed solutions to U.S. federal, state and local governments and educational institutions. These services include business services and connectivity similar to the products and services offered by Global Enterprise, in each case, with features and pricing designed to address the needs of governments and educational institutions. In 2020, Public Sector and Other revenues were $6.4 billion, representing approximately 21% of Business’s total revenues.

Public Sector and Other also includes solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management in the U.S. and around the world.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers. In 2020, Wholesale revenues were $3.1 billion, representing approximately 10% of Business’s total revenues. A portion of Wholesale revenues are generated by a few large telecommunications companies, most of which compete directly with us. Wholesale's services include:

•Data services. We offer a portfolio of data services to enhance our Wholesale customers’ networks and provide connections to their end-users and subscribers.

•Voice services. We provide switched access services that allow carriers to complete their end-user calls that originate or terminate within our territory. In addition, we provide originating and terminating voice services throughout the U.S. and globally utilizing our time-division multiplexing and Voice over Internet Protocol (VoIP) networks.

•Local services. We offer an array of local dial tone and broadband services to competitive local exchange carriers, some of which are offered to comply with telecommunications regulations. In addition, we offer services such as colocation, resale and unbundled network elements in compliance with applicable regulations.

Distribution
We use a combination of direct, indirect and alternative distribution channels to market and distribute our products and services to Consumer customers.

Our direct channel, including our company-operated stores, is a core component of our distribution strategy. Our sales and service centers and business direct sales teams also represent significant distribution channels for our services. In addition, we have a robust digital channel and omni-channel experience for our customers in order to offer choice and convenience.

Our indirect channel includes agents that sell our wireless and wireline products and services at retail locations throughout the U.S., as well as through the internet. The majority of these sales are made under exclusive selling arrangements with us. We also have relationships with high-profile national retailers that sell our wireless and wireline products and services, as well as convenience store chains that sell our wireless prepaid products and services.

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

With respect to our wireless connectivity products and services, we compete against other national wireless service providers, including AT&T Inc. and T-Mobile USA, Inc., as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from wireless service providers, including Verizon, and resell it to their customers. Resellers include cable companies and others. Competition remains intense as a result of high rates of smartphone penetration in the wireless market, increased network investment by our competitors, the development and deployment of new technologies, such as 5G, the introduction of new products and services, offerings that include additional bundled premium content, new market entrants, the availability of additional licensed and unlicensed spectrum and regulatory changes. Competition may also increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers and as MVNOs resell wireless communication services. In addition, DISH Network has committed to deploy a facilities-based 5G broadband network in each of its license areas capable of serving at least 70 percent of the U.S. population by June 2023, which could result in additional competitive pressures in the U.S. wireless industry.

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

With respect to our wireline connectivity services, we compete against cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, internet service providers, over-the-top (OTT) providers and other companies that offer network services and managed enterprise solutions. Cable operators have increased the size and capacity of their networks in order to deliver digital products and services. Several major cable operators offer bundles with wireless services through strategic relationships. Customers have an increasing number of choices for obtaining video content from various online services. We expect the market will continue to shift from traditional linear video to OTT offerings. We expect customer migration from traditional voice services to wireless services to continue as a growing number of customers place greater value on mobility and wireless companies position their services as a landline alternative. We also face increasing competition from cable operators and other providers of VoIP services as well as internet portal providers.

We believe that the following are the most important competitive factors and trends in the telecommunications industry:

•Network reliability, speed and coverage. We consider networks that consistently provide high-quality, fast and reliable service to be a key differentiator in the market and driver of customer satisfaction. Lower prices, improved service quality and new service offerings, which in many cases include video content, have led to increased customer usage of connectivity services. We and other network-based providers must ensure that our networks can meet these increasing capacity usage requirements and offer highly reliable national coverage.

•Pricing. With respect to wireless services and equipment, pricing plays an important role in the wireless competitive landscape. As the demand for wireless services continues to grow, wireless service providers are offering a range of service plans at competitive prices. Many wireless service providers also bundle wireless service offerings with other content and offer promotional pricing and incentives, some of which may be targeted specifically to customers of Verizon. We and other wireless service providers, as well as equipment manufacturers, offer device payment options, which provide customers with the ability to pay for their device over a period of time, and some providers offer device leasing arrangements. In addition, aggressive device promotions have become more common in an effort to gain a greater share of subscribers interested in changing carriers. Pricing also plays an important role in the wireline competitive landscape, as traditional service providers compete aggressively in offerings such as IP Networking, Core Voice and other legacy products. In addition, as non-traditional modes of providing wireline communication services emerge, new entrants attempt to capture market share from incumbents using competitive pricing. For example, VoIP and portal-based voice and video calling is often free or nearly free for customers and supported by advertising revenues.

•Customer service. We believe that high-quality customer service is a key factor in retaining customers and attracting new customers, including those of other providers. Our customer service, retention and satisfaction programs are based on providing customers with convenient and easy-to-use products and services and focusing on their needs in order to promote long-term relationships and minimize churn.

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

•Product differentiation. Customer and revenue growth are increasingly dependent on the development of new and enhanced products and services, as the delivery of new and innovative products and services has been accelerating. Customers are shifting their focus from access to applications and are seeking ways to leverage their broadband, video and wireless connections. To compete effectively, providers need to continuously review, improve and refine their product portfolio and develop and rapidly deploy new products and services tailored to the needs of customers. We continue to pursue the development and rapid deployment of new and innovative products and services, both independently and in collaboration with application providers, content providers and device manufacturers. Features such as wireless and wireline inter-operability are becoming increasingly important, driven by both customer demand and technological advancement.

•Sales and distribution. A key to achieving sales success in the consumer and small and medium business sectors of the wireless industry is the reach and quality of sales channels and distribution points. We seek to optimally vary distribution channels among our company-operated stores selling wireless products and services, outside sales teams and telemarketing, web-based sales and fulfillment capabilities, our extensive indirect distribution network of retail outlets and our sale of wireless service to resellers, which resell wireless services to their end-users.

In addition to these competitive factors and trends, companies with a global presence are increasingly competing with us in our Business segment. A relatively small number of telecommunications and integrated service providers with global operations serve customers in the global enterprise market and, to a lesser extent, the global wholesale market. We compete with these providers for large contracts to provide integrated solutions to global enterprises and government customers. Many of these companies have strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition that may affect our future revenue growth.

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

In the Global Enterprise and Public Sector and Other markets, competition levels remain high, primarily as a result of increased industry focus on technology convergence. We compete in this area with system integrators, carriers, and hardware and software providers. In addition, some of the largest information technology services companies are making strategic acquisitions, divesting non-strategic assets and forging new alliances to improve their cost structure. Many new alliances and acquisitions have focused on emerging fields, such as cloud computing, software defined networking, communication applications and other computing tasks via networks, rather than by the use of in-house machines.

Our Wholesale business competes with traditional carriers for long-haul, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and niche players are competitors for this business opportunity.

Verizon Media
Our media business, Verizon Media Group (Verizon Media), includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated and third-party search properties as well as mail, news, finance, sports and entertainment offerings, and provides other businesses and partners access to consumers through digital advertising, content delivery and video streaming platforms. In 2020, Verizon Media's revenues were $7.0 billion.

Verizon Media Products and Solutions
Ad Platform
Our Verizon Media Ad Platform provides advertisers and publishers with a simplified suite of intelligent advertising solutions across desktop, mobile and television devices. Verizon Media's business is comprised primarily of search advertising, display advertising and Ecommerce.

•Search advertising. Our search properties serve as a guide for users to discover information on the internet. Verizon Media serves click-based search advertisements generated by proprietary algorithmic technology, as well as advertisements from partners. Verizon Media provides the underlying search products that facilitate user searches within Verizon Media and third-party partner properties.

•Display advertising. Display advertising is made up of both graphical and performance-based advertising and takes the form of impression-based contracts, time-based contracts and performance-based contracts. Verizon Media display ads leverage proprietary data signals to identify and engage users on Verizon Media properties and across the web. Through the Verizon Media Ad Platform, we provide customers the ability to buy advertising inventory and measure campaigns across screens and advertising formats using self-serve technology or our managed services. We also provide publishers with the ability to monetize their ad inventory.

•Ecommerce. Our Ecommerce offering includes different types of business models, including facilitating transactions between businesses and consumers, enabling businesses that facilitate transactions for other businesses and facilitating transactions between consumers.

Subscription Memberships
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

Global Network and Technology
Our global network architecture is used by Consumer, Business and Verizon Media. Our network technology platforms include both wireless and wireline technologies.

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

5G Deployment
Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current fourth-generation (4G) (LTE) technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of December 31, 2020, we have launched our 5G Ultra Wideband Network in 61 U.S. markets. We have commercially launched 5G Home in 12 of those markets.

We also launched our 5G Nationwide Network in October 2020, which is available in over 2,700 cities across the U.S. covering approximately 230 million people. 5G Nationwide uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

4G LTE
The wireless network technology platform that carries the majority of our wireless traffic is 4G LTE, which provides higher data throughput performance for data services at a lower cost compared to that offered by 3G technology. As of December 31, 2020, our 4G LTE network is available in over 700 markets covering approximately 327 million people, including those in areas served by our LTE in Rural America partners. Under this program, we have collaborated with wireless carriers in rural areas to build and operate a 4G LTE network using each carrier’s network assets with our core 4G LTE equipment and 700 Megahertz (MHz) C Block and Advanced Wireless Services (AWS) spectrum. In 2020, we launched LTE Home Internet, a home broadband internet service that leverages the Verizon 4G LTE network.

Wireless Network Reliability and Build-Out
We consider the reliability, coverage and speed of our wireless network to be key factors for our continued success. We believe that steady and consistent network and platform investments provide the foundation for innovative products and services. As we design and deploy our network, we focus on the number of successful data sessions the network enables, delivering on our advertised throughput speeds, and the number of calls that are connected on the first attempt and completed without being dropped. We utilize three strategies to maintain the quality of our network: increasing the density of our network elements, deploying new technologies as they are developed and putting additional wireless spectrum into service.

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

Our networks in the U.S. include various elements of redundancy designed to enhance the reliability of the services provided to our customers. To mitigate the impact of power disruptions on our operations, we have battery backup at every switch and every macro cell. We also utilize backup generators at a majority of our macro cells and at every switch location. In addition, we have a fleet of portable backup generators that can be deployed, if needed. We further enhance reliability by using a fully redundant Multiprotocol Label Switching backbone network in critical locations.

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

Global IP
Verizon owns and operates one of the largest global fiber-optic networks in the world, providing connectivity to Business customers in more than 180 countries. Our global IP network includes long-haul, metro and submarine assets that span over 1 million route miles and enable and support international operations.

Global business is rapidly evolving to an "everything-as-a-service" model in which Business customers seek cloud-based, converged enterprise solutions delivered securely via managed and professional services. We are continuing to deploy packet optical transport technology in order to create a global network platform to meet this demand.

Spectrum
The spectrum licenses we hold can be used for mobile wireless voice, video and data communications services. We are licensed by the Federal Communications Commission (FCC) to provide these wireless services on portions of the 800 MHz band, also known as cellular spectrum, the 1800-1900 MHz band, also known as Personal Communication Services (PCS) spectrum, portions of the 700 MHz upper C band and AWS 1 and 3 spectrum in the 1700 and 2100 MHz bands, in areas that, collectively, cover nearly all of the population of the U.S. We have also deployed 4G technologies in 3.5 Gigahertz (GHz) shared spectrum, using LTE/Citizens Broadband Radio Service, and in 5 GHz unlicensed spectrum, using LTE/Licensed Assisted Access. All of this spectrum is collectively called low and mid-band spectrum. We are using our low and mid-band spectrum to provide 3G, 4G LTE and 5G wireless services. We are increasingly reallocating spectrum previously used for 3G service to provide 4G LTE service. We are also utilizing low and mid-band spectrum, through DSS, for 5G to complement our spectrum licenses in the 28 and 39 GHz band, collectively called millimeter wave spectrum.

Millimeter wave and low and mid-band spectrum are being used for our 5G technology deployment. We anticipate that we will need additional spectrum to meet future demand. This increasing demand is driven by growth in customer connections and the increased usage of wireless broadband services that use more bandwidth and require faster rates of speed, as well as the wider deployment of 5G mobile and fixed services. We can meet our future 4G and 5G spectrum needs by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when future FCC spectrum auctions occur.

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

Information regarding spectrum license transactions is included in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries.

Human Capital Resources
At Verizon, we know that our people are one of our most valuable assets. In order to realize our core business strategy, we have developed human capital programs and practices that support, develop and care for our employees from the time they join our team through the entirety of their careers with Verizon. These programs are centered on the following principles:

•Attract the right talent for our future and maintain a diverse workforce that has a capacity for learning and brings high-value skills and expertise to the Company.

•Develop our employees to their full potential through best-in-class educational programs and exceptional development experiences, creating a culture of continuous learning and engagement.

•Inspire individuals to build a career at Verizon by providing meaningful work and upskilling opportunities and establishing an inspiring and inclusive work environment for all.

Verizon is committed to being an employer of choice. With approximately 132,200 employees measured on a full-time equivalent basis as of December 31, 2020, we know that we need employees with diverse backgrounds, experiences and perspectives to help us understand and connect more meaningfully to the diverse customers and communities we serve. Our human capital programs and practices are designed to create a workplace where employees are empowered to share their authentic selves and feel seen and heard as vital contributors to Verizon’s corporate purpose. In addition, Verizon has extensive on-the-job training opportunities, tuition reimbursement programs and career development support to enable our employees to maximize their potential and thrive professionally. Guided by our long-standing commitment to diversity and inclusion, our hiring and outreach programs have resulted in a strong representation of women and people of color. As of December 31, 2020, Verizon's global workforce was approximately 66.2% male, 33.7% female and 0.1% unknown or undeclared, and the race/ethnicity of our U.S. workforce was 53.9% White, 19.3% Black, 11.3% Hispanic, 9.4% Asian, 0.4% American Indian/Alaskan Native, 0.3% Native Hawaiian/Pacific Islander, 2.5% two or more races, and 2.9% unknown or undeclared. Women represented 37.9% of U.S. senior leadership (vice president level and above). People of color represented 34.6% of U.S. senior leadership.

Verizon respects our employees’ rights to freedom of association and collective bargaining in compliance with applicable law, including the right to join or not join labor unions. We have a long history of working with the Communications Workers of America and the International Brotherhood of Electrical Workers—the two unions that in total represent approximately 22.5% of our employees as of December 31, 2020. In addition, where applicable outside of the U.S., we engage with employee representative bodies such as works council. Verizon meets with U.S. national and local union leaders, as well as works council leaders outside the U.S., to talk about key business topics, including safety, customer service, plans to improve operational processes, our business performance and the impacts that changing technology and competition are having on our customers, employees and business strategy.

In 2020, Verizon employees across the Company came together in new ways in response to the health and humanitarian crisis brought on by the novel coronavirus (COVID-19) pandemic. Soon after COVID-19 was first identified, Verizon took many broad-ranging steps to support our employees and their families so that the Company could continue providing our essential services to our customers and communities. Some of these measures included temporarily moving over 115,000 of our employees to remote work arrangements and temporarily closing nearly 70% of our Company-owned retail store locations or moving to appointment-only store access; limiting our customer-focused field operations for a period of time; enhancing safety protocols for employees working outside their homes; launching a COVID-19 leave of absence policy and expanded family care assistance for employees; and providing additional compensation to employees in front line roles that could not be done from home for a period of time. In an effort to foster transparency and provide support during this unprecedented time, Verizon launched a daily live webcast with current information on the Company’s actions to address the impacts of COVID-19 as well as a number of broad ranging resources for employees. In addition, Verizon re-trained over 20,000 frontline employees to temporarily serve in other roles, such as customer service or telesales, which not only promoted the health and safety of our employees, but also provided opportunities for learning and career development.

For a discussion of the oversight provided by the Verizon Board of Directors over the Company’s human capital management practices, see the section entitled "Governance — Our Approach to Governance — Our Approach to Strategy and Risk Oversight — Oversight of Human Capital Management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2021 Annual Meeting of Shareholders.

Patents, Trademarks and Licenses
We own or have licenses to various patents, copyrights, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, copyrights, trademarks and domain names to protect our intellectual property rights within the United States and abroad. We also actively grant licenses, in exchange for appropriate fees or other consideration and subject to appropriate safeguards and restrictions, to other companies that enable them to utilize certain of our intellectual property rights and proprietary technology as part of their products and services. Such licenses enable the licensees to take advantage of Verizon's brands and the results of Verizon’s research and development efforts. While these licenses result in valuable consideration for Verizon, we do not believe that the loss of such consideration, or the expiration of any of our intellectual property rights, would have a material effect on our results of operations.

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices alleging that our products or services infringe on third-party patents or other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we sell to our customers, if successful, could require us to pay damages or royalties, rebrand, or cease offering the relevant products or services.

Regulatory and Competitive Trends
Regulatory and Competitive Landscape
Verizon operates in a regulated and highly competitive market, as described above. Some of our competitors are subject to fewer regulatory constraints than Verizon. For many services offered by Verizon, the FCC is our primary regulator. The FCC has jurisdiction over interstate telecommunications services and other matters under the Communications Act of 1934, as amended (Communications Act or Act). Other Verizon services are subject to state and local regulation.

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

The Act generally preempts regulation by state and local governments of the entry of, or the rates charged by, wireless carriers. The Act does not prohibit states from regulating the other "terms and conditions" of wireless service. For example, some states impose reporting requirements. Several states also have laws or regulations that address safety issues (e.g., use of wireless handsets while driving) and taxation matters. In addition, wireless tower and antenna facilities are often subject to state and local zoning and land use regulation, and securing approvals for new or modified facilities is often a lengthy and expensive process.

Broadband
Verizon offers many different broadband services. The FCC recognizes broadband internet access services as "information services" subject to a "light touch" regulatory approach rather than to the traditional, utilities-style regulations. However, a number of states have taken steps to regulate broadband and two of those cases related to regulations in California and Vermont are being litigated in the courts. Regardless of regulation, Verizon remains committed to the open internet, which provides consumers with competitive choices and unblocked access to lawful websites and content. Our commitment to our customers can be found on our website at https://www.verizon.com/about/our-company/verizon-broadband-commitment.

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

Privacy and Data Security
We are subject to local, state, federal, and international laws and regulations relating to privacy and data security that impact all parts of our business, including wireline, wireless, broadband and the development and roll out of new products, such as those in the media and IoT space. At the federal level, our voice business is subject to the FCC's privacy requirements. Oversight of broadband internet access privacy and data security is governed by the Federal Trade Commission (FTC). Europe's General Data Protection Regulation, which went into effect in May 2018, and the California Consumer Privacy Act, which went into effect in January 2020, both include significant penalties for non-compliance. In addition, other new privacy laws took effect in 2020, including in Brazil and Maine. Generally, attention to privacy and data security requirements is increasing at all levels of government globally, and privacy-related legislation has been introduced or is under consideration in many locations. These regulations could have a significant impact on our businesses.

Public Safety and Cybersecurity
The FCC plays a role in addressing public safety concerns by regulating emergency communications services and mandating widespread availability of both media (broadcast/cable) and wireless emergency alerting services. In response to cyber attacks that have occurred or could occur in the future, however, the FCC or other regulators may attempt to increase regulation of the cybersecurity practices of providers. The FCC is also addressing the use by American companies of equipment produced by certain companies deemed to cause potential national security risks. Verizon does not currently use equipment in its networks from vendors under such restrictions. In addition, due to recent natural disasters, federal and state agencies may attempt to impose regulations to ensure continuity of service during disasters; for example, the California Public Utilities Commission has imposed regulations on back-up power for communications facilities.

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

Regulatory Response to the COVID-19 Pandemic
Since the time that COVID-19 began to spread throughout the world in 2020, Verizon has been subject to various international, federal, state and local policies, regulations and initiatives aimed at reducing the transmission of the disease and protecting the health and safety of the world’s population. In addition, governments have imposed a wide variety of consumer protection measures that limit how certain businesses, including telecommunications companies, can operate their business and interact with their customers. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the impact of the crisis and the governmental responses to the crisis on our business in 2021 and beyond remains uncertain and difficult to predict.

Information About Our Executive Officers
See Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information about our executive officers.

Information on Our Internet Website
We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at https://www.verizon.com/about/investors as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC). These reports and other information are also available on the SEC's website at https://www.sec.gov. We periodically provide other information for investors on our website, including news and announcements regarding our financial performance, information on corporate governance and details related to our annual meeting of shareholders. We encourage investors, the media, our customers, business partners and other stakeholders to review the information we post on this channel. Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.

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

•natural disasters, terrorist attacks or acts of war, or significant litigation and any resulting financial or reputational impact;

•the impact of the COVID-19 pandemic on our operations, our employees and the ways in which our customers use our networks and other products and services;

•disruption of our key suppliers’ or vendors' provisioning of products or services, including as a result of the COVID-19 pandemic;

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

•changes in the regulatory environment in which we operate, including any increase in restrictions on our ability to operate our networks or businesses;

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

Item 1A. Risk Factors
The following discussion of "Risk Factors" identifies factors that may adversely affect our business, operations, financial condition or future performance. This information should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Result of Operations" and the consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are the material factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

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

Public health crises, including the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations.
We are subject to risks related to public health crises, such as the COVID-19 pandemic, which had an adverse effect on our operating results in 2020. Our business is based on our ability to provide products and services to customers throughout the United States and around the world and the ability of those customers to use and pay for those products and services for their businesses and in their daily lives. As a result, our business, financial condition and results of operations could be materially adversely affected by a crisis, like the COVID-19 pandemic, that significantly impacts the way customers use and are able to pay for our products and services, the way our employees are able to provide services to our customers, and the ways that our partners and suppliers are able to provide products and services to us. For example, public and private sector policies and initiatives to reduce the transmission of COVID-19 and initiatives Verizon has taken in response to the health crisis to promote the health and safety of our employees and provide critical infrastructure and connectivity to our customers, along with the related global slowdown in economic activity, resulted in decreased revenues, increased costs and lower earnings per share during 2020. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the impact on our business, financial condition and results of operations in 2021 and beyond remains uncertain and difficult to predict. In addition, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations depends on many factors, including those discussed above, that are not within our control.

We depend on key suppliers and vendors to provide equipment that we need to operate our business.
We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with equipment and services, such as fiber, switch and network equipment, smartphones and other wireless devices that we need in order to operate our business and provide products to our customers. For example, our smartphone and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices, and there are a limited number of companies capable of supplying the network infrastructure equipment on which we depend. These suppliers or vendors could fail to provide equipment or service on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of the COVID-19 pandemic. If such failures occur, we may be unable to provide products and services as and when requested by our customers, or we may be unable to continue to maintain or upgrade our networks. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

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
As of December 31, 2020, approximately 22.5% of our workforce is represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. While we have labor contracts in place with these unions, with subsequent negotiations we could incur additional costs and/or experience work stoppages, which could adversely affect our business operations. In addition, while a small percentage of the workforce of our wireless and other businesses outside of wireline is represented by unions for bargaining, we cannot predict what level of success unions may have in further organizing this workforce or the potentially negative impact it could have on our operations.

Economic and Strategic Risks
We face significant competition that may reduce our profits.
We face significant competition in our industries. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, internet and local and long distance communication services and brought new competitors to our markets, including other telecommunications companies, cable companies, wireless service providers, satellite providers and application and device providers. While these changes have enabled us to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. If we are unable to compete effectively, we could experience lower than expected revenues and earnings. A projected sustained decline in any of our reporting units' revenues and earnings could have a significant impact on its fair value and has caused us in the past, and may cause us in the future, to record goodwill impairment charges. The amount of any impairment charge could be significant and could have a material adverse impact on our results of operations for the period in which the charge is taken. In addition, wireless service providers are significantly altering the financial relationships with their customers through commercial offers that vary service and device pricing, promotions, incentives and levels of service provided – in some cases specifically targeting our customers. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels, our ability to market our products and services effectively and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industries, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to respond successfully to these competitive challenges, we could experience reduced profits.

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

The deployment of our 5G network is subject to a variety of risks, including those related to equipment and spectrum availability, unexpected costs, and regulatory permitting requirements that could cause deployment delays or network performance issues. These issues could result in significant costs or reduce the anticipated benefits of the enhancements to our networks. If our services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

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

New laws or regulations or changes to the existing regulatory framework at the federal, state and local, or international level, such as those described below, new laws or regulations enacted to address the potential impacts of climate change, or requirements limiting our ability to discontinue service to customers could restrict the ways in which we manage our wireline and wireless networks and operate our Consumer, Business and Verizon Media businesses, impose additional costs, impair revenue opportunities and potentially impede our ability to provide services in a manner that would be attractive to us and our customers.

•Privacy and data protection - we are subject to federal, state and international laws related to privacy and data protection. Europe's General Data Protection Regulation, which went into effect in May 2018, and the California Consumer Privacy Act, which went into effect in January 2020, both include significant penalties for non-compliance. In addition, other new privacy laws took effect in 2020, including in Brazil and Maine. Generally, attention to privacy and data security requirements is increasing at all levels of government globally, and privacy-related legislation has been introduced or is under consideration in many locations. These regulations could have a significant impact on our businesses.

•Regulation of broadband internet access services - In its 2015 Title II Order, the FCC nullified its longstanding "light touch" approach to regulating broadband internet access services and "reclassified" these services as telecommunications services subject to utilities-style common carriage regulation. The FCC repealed the 2015 Title II Order in December 2017, and returned to its traditional light-touch approach for these services. The 2017 order has been affirmed in part by the D.C. Circuit but may be revisited by future FCC commissions or by Congress and further appeals and challenges are possible; the outcome and timing of these or any other challenge remains uncertain. Several states have also adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our services (in some cases different from the FCC’s 2015 rules). The enforceability and effect of these state rules is uncertain.

•"Open Access" - we hold certain wireless licenses that require us to comply with so-called "open access" FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services.

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
As of December 31, 2020, Verizon had approximately $118.5 billion of outstanding unsecured indebtedness, $9.4 billion of unused borrowing capacity under our existing revolving credit facility and $10.6 billion of outstanding secured indebtedness. Verizon’s debt level and related debt service obligations could have negative consequences, including:

•requiring Verizon to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures, dividend payments and acquisitions;

•making it more difficult or expensive for Verizon to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;

•reducing Verizon’s flexibility in planning for or reacting to changes in our industries and market conditions;

•making Verizon more vulnerable in the event of a downturn in our business; and

•exposing Verizon to increased interest rate risk to the extent that our debt obligations are subject to variable interest rates.

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
With approximately 132,200 employees and approximately 190,000 retirees as of December 31, 2020 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including the legislative and regulatory uncertainty regarding the potential modification of the Patient Protection and Affordable Care Act, increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. Our total gross investment in property, plant and equipment was approximately $280 billion at December 31, 2020 and $266 billion at December 31, 2019, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in property, plant and equipment consisted of the following:

At December 31,	2020	2019
Network equipment	77.6%	77.3%
Land, buildings and building equipment	12.0%	12.0%
Furniture and other	10.4%	10.7%
	100.0%	100.0%

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

Item 3. Legal Proceedings
Verizon is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for trading in the common stock of Verizon is the New York Stock Exchange under the symbol "VZ". As of December 31, 2020, there were 510,654 shareholders of record.

Stock Repurchases
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of Verizon's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions, on the open market, or otherwise, including through plans complying with Rule 10b5-1 under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on market conditions and the Company's capital allocation priorities.

During the years ended December 31, 2020 and 2019, Verizon did not repurchase any shares of Verizon’s common stock under our current or previously authorized share buyback programs. At December 31, 2020, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Stock Performance Graph

	2015	2016	2017	2018	2019	2020
Verizon	$100.0	$120.7	$125.6	$139.7	$159.1	$158.9
S&P 500	100.0	112.0	136.4	130.4	171.4	203.0
S&P 500 Telecom Services	100.0	123.5	121.9	106.7	141.5	174.9
The graph compares the cumulative total returns of Verizon, the S&P 500 Stock Index and the S&P 500 Telecommunications Services Index over a five-year period. It assumes $100 was invested on December 31, 2015 with dividends being reinvested.

Item 6. Selected Financial Data
None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, technology, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control.

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. During 2020, we focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks, platforms and solutions. We are creating business value by earning customers', employees' and shareholders' trust, limiting our environmental impact and continuing our customer base growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth.

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

Highlights of Our 2020 Financial Results
(dollars in millions)

Impacts of the Novel Coronavirus (COVID-19) Pandemic
This disclosure discusses the actions Verizon has taken in response to the COVID-19 pandemic and the impacts it has had on our business, as well as related known or expected trends. The disclosure in the remainder of this Management's Discussion & Analysis of Financial Condition and Results of Operations is qualified by the disclosure in this section on the impacts of the COVID-19 pandemic and, to the extent that the disclosure in the remainder of Management's Discussion & Analysis refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact discussed in this section on the impacts of the pandemic.

COVID-19 was identified in late 2019 and in 2020 spread throughout the world, including throughout the United States (U.S.). Public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the U.S., but at various times during the year ended December 31, 2020 a significant percentage of the U.S. population was subject to meaningful restrictions on activities, which included limitations on the operation of businesses including retail operations, requirements that individuals remain in or close to their homes, school closures, travel restrictions, limitations on large gatherings and other policies to promote or enforce physical distancing.

Similar restrictions have been implemented in many other countries in which we operate. As described below, these restrictions and our responses to them have significantly impacted how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. In addition, governments have imposed a wide variety of consumer protection measures that limit how certain businesses, including telecommunications companies, can operate their businesses and interact with their customers. The pandemic and governmental responses to the pandemic have also resulted in a slowdown of global economic activity, which has significantly impacted our customers. As a result, prior trends in our business may not be applicable to our operations during the pendency of the pandemic.

The impact of COVID-19 in the future will depend on the duration and severity of the pandemic and the related public policy actions, additional initiatives we may undertake in response to employee, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term.

Operations
In response to the pandemic beginning in the first quarter 2020, we began executing our business continuity plans and evolving our operations to protect the safety of our employees and customers and to continue to provide critical infrastructure and connectivity to our customers as they changed their ways of working and living. Some of the initiatives we took include:
•Moving over 115,000 of our 132,200 employees to remote work arrangements.
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
•Adjusting other compensation and benefits programs to address circumstances created by the pandemic.
•Taking the Federal Communication Commission's (FCC's) "Keep Americans Connected" pledge, through which we pledged to waive late fees for, and not terminate service to, any of our consumer or small business customers who informed us that they had been impacted financially by the COVID-19 pandemic through May 13, which we extended to June 30, 2020.
•Providing additional data allocations to permit wireless consumer and small business customers to remain connected during the first several months of the pandemic.
•Temporarily waiving activation and upgrade fees through digital distribution channels.
•Working with business customers to address payment needs during the crisis.
•Maintaining effective governance and internal controls in a remote work environment.

As some of the restrictions on physical movement and limitations on business and other activities described above eased to varying degrees in the second half of 2020, we resumed certain of our operations, with the health and safety of our employees and customers as our utmost priority, and modified some of our temporary policies. These initiatives include:
•Transitioning to facility access at limited capacity where feasible for those with remote work arrangements.
•Optimizing our sales channels to drive more activity through online and telesales to serve customers.
•Reopening temporarily closed company-owned retail store locations and introducing social distancing measures for employee and customer safety, such as touch-less retail, appointment scheduling and curbside pickup options.
•Continuous monitoring of stores, as well as temporary closures and cleaning of stores that have an identified COVID-19 exposure.
•Starting July 1, customers who had notified us that they had been financially impacted by the pandemic and had an unpaid balance were automatically enrolled in our "Stay Connected" repayment program, which allows customers to pay off their service balance over six months and extends any unpaid device payment plan agreements by the number of months unpaid.
•Resuming most customer-focused field operations.
•Discontinuing certain of our temporary compensation and benefits arrangements.

We expect that we will continue to revise our approach to these initiatives as the circumstances surrounding the pandemic evolve in 2021 in order to meet the needs of our employees, customers and the Company and continue to provide our innovative products and services.

Liquidity and Capital Resources
Verizon finished the fourth quarter 2020 in a strong financial position. As of December 31, 2020, our balance sheet included:

Cash and cash equivalents	$22.2	billion
Unsecured debt	$118.5	billion

As of December 31, 2020, our Cash and cash equivalents balance was $22.2 billion compared to $2.6 billion as of December 31, 2019. We made the decision at the beginning of the COVID-19 pandemic to maintain a higher cash balance in order to further protect the Company against the economic uncertainties associated with the COVID-19 pandemic and to opportunistically raise cash to finance future obligations at a time when we believed that market conditions were favorable. During the three months ended December 31, 2020, we redeemed $566 million of unsecured notes maturing in 2021. As of December 31, 2020, we have less than $150 million of unsecured notes maturing in 2021. As of December 31, 2020, we had not drawn down on our $9.5 billion revolving credit facility and the unused borrowing capacity was approximately $9.4 billion. The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. During the three months ended December 31, 2020, we issued $12.0 billion aggregate principal amount of U.S dollar-denominated unsecured notes and £1.2 billion aggregate principal amount of Pound Sterling-denominated unsecured notes. In addition, we completed exchange offers with respect to 17 series of unsecured notes issued by Verizon, allowing us to exchange the notes accepted in the exchange offers for new unsecured Verizon notes having a later maturity date and, for certain of the accepted series of notes, cash. We also amended our revolving credit facility to extend the maturity date to 2024. We had no outstanding commercial paper as of December 31, 2020.

The COVID-19 pandemic, together with other dynamics in the marketplace, has caused borrowing costs to fluctuate significantly and, in certain cases, restricted the ability of borrowers to access the capital markets and other sources of financing. In order to provide financial flexibility and finance certain investments and projects, we may continue to utilize external financing arrangements that have been or may be affected by these market conditions. However, we believe that our cash on hand, the cash we expect to generate from our operations, and cash from other sources of financing available to us are, and will continue to be, sufficient to meet our ongoing operating, capital expenditure, debt service and investing requirements.

We expect to continue to have sufficient cash to fund our operations, although we could experience significant fluctuations in our cash flows from period to period during the pendency of the pandemic. The net cash generated from our operations provides our primary source of cash flows. While we have historically experienced consistently low levels of payment delinquencies among our consumer and business accounts, beginning late in the first quarter 2020, we started to see increases in delinquencies across our retail customer base and our small and medium business accounts. This change in delinquency rate moderated during the second quarter and improved to levels seen before the COVID-19 pandemic during the third and fourth quarters of 2020. Accordingly, our provision for credit losses increased in the first quarter 2020, but decreased in the second quarter of 2020 and remained flat in the third and fourth quarters of 2020. If these levels of delinquencies begin to grow again, they could have a material adverse impact on our cash flows. We could also experience fluctuations in our cash flows resulting from the ongoing impacts of the pandemic on macroeconomic conditions in the U.S. and our customers working to become current on their bills in the first quarter of 2021 and beyond.

In addition, we issue asset-backed debt secured by our device payment plan agreement receivables and the collections on such receivables. These transactions require us to comply with various tests, including delinquency and loss-related tests, which, if not met, would cause the asset-backed debt to amortize earlier and faster than otherwise expected. The holders of our asset-backed debt do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. However, if an early amortization of our asset-backed debt occurs, including as a result of increased customer delinquencies or losses relating to the COVID-19 pandemic, all collections on the securitized device payment plan agreement receivables would be used to pay principal and interest on the asset-backed debt, and our financing cash flow requirements would increase for the twelve months immediately following an early amortization event.

Impacts on Financial Results
Our revenues and expenses in 2020 were impacted by the COVID-19 pandemic as a result of the actions we took to care for our employees and to keep our customers connected and as a result of our customers’ changing activities as well as the restrictions on activities and the global economic slowdown, as described below. The impact of the COVID-19 pandemic on our 2020 results was primarily a result of decreases in wireless service revenue, wireless equipment revenue and advertising and search revenue at Verizon Media Group (Verizon Media), and the operational actions we took, as described above.

Revenues
The year ended December 31, 2020 included lower overage revenues and lower fees from activations and upgrades and fewer fees, as well as lower roaming revenues as our customers significantly reduced travel during the year. As a result of our decision to keep our customers connected during the crisis, we experienced fewer step ups in data plans in the first half of 2020. We saw the rate of step ups increase during the second half of 2020. During the first half of 2020, we also saw a reduction in advertising and search revenue in Verizon Media, as customers scaled back their advertising campaigns. This reduction moderated during the third quarter of 2020 and turned to revenue growth during the fourth quarter of 2020.

We have seen considerably less churn in the consumer wireless base and lower equipment volumes and upgrade rates since the beginning of the pandemic. As a result of changing customer behaviors, we experienced significantly lower equipment revenue during the year ended December 31, 2020.

Expenses
While certain expenses, such as wireless equipment cost, were lower during the year ended December 31, 2020 as a result of the revenue impacts discussed above, these decreases were partially offset by an increase in commission expense. The increase in commission expense was a result of an expansion of our compensation programs for both employees and agents early in the pandemic. This COVID-19 relief program did not qualify for deferral treatment as defined by Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers;" however the costs were not materially different on a cash basis.

As a result of waiving late fees and keeping customers connected during the pandemic pursuant to our pledge, and pursuant to various state orders and laws, we saw increases in delinquencies across our retail customer base and certain of our business accounts. This change in the delinquency rate has since moderated, as discussed above; however, if the levels of delinquencies for our consumer and small and medium business customers begin to grow again, additional provisions to our allowance for credit losses may be required, which could be significant. We continue to monitor customer behavior and our expected loss assumptions and estimates.

Other
Equity and debt markets experienced significant volatility during 2020 partially as a result of the pandemic, and federal governmental actions to stimulate the economy have significantly impacted interest rates. These circumstances could affect the funding level of our pension plans and our calculated liabilities under our pension and other postemployment benefit plans. Other impacts from the pandemic on our financial results in the first quarter of 2021 and beyond could result from a further slowdown in the global economy, additional regulatory or legislative initiatives that impact our relationships with our customers, and other initiatives we undertake to respond to the needs of our employees and our customers.

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment
———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

Customers can obtain our wireless services on a postpaid or prepaid basis. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. The Consumer segment also offers several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets and other wireless-enabled connected devices, such as smart watches.

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the year ended December 31, 2020 totaled $88.5 billion, a decrease of $2.5 billion, or 2.8%, compared to the year ended December 31, 2019. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the year ended December 31, 2020 totaled $31.0 billion, a decrease of $481 million, or 1.5%, compared to the year ended December 31, 2019. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Verizon Media includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated and third-party search properties as well as mail, news, finance, sports and entertainment offerings, and provides other businesses and partners access to consumers through digital advertising, content delivery and video streaming platforms. Verizon Media's total operating revenues were $7.0 billion for the year ended December 31, 2020. This was a decrease of 5.6% from the year ended December 31, 2019.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the year ended December 31, 2020, these investments included $18.2 billion for capital expenditures. See "Cash Flows Used in Investing Activities" and "Operating Environment and Trends" for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our network by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of December 31, 2020, we have launched our 5G Ultra Wideband Network in 61 U.S. markets. We have commercially launched 5G Home in 12 of those markets. We also launched our 5G Nationwide Network in October 2020, which is available in over 2,700 cities across the U.S. covering approximately 230 million people. 5G Nationwide uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

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

Wireless Spectrum
In September 2020, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, filed an application to participate in FCC Auction 107, which relates to mid-band wireless spectrum known as C-Band. The auction commenced on December 8, 2020. On February 24, 2021, the FCC issued a final notice announcing the conclusion and results of the auction. In its final notice, the FCC announced that Cellco was the winning bidder with respect to approximately $45.5 billion of licenses. Down payments, in the amount of 20% of the cost of the spectrum licenses less the amount of the upfront payment made by bidders in October 2020, with respect to the auction are due on March 10, 2021, and final payments in the amount of 80% of the cost of the spectrum licenses are due on March 24, 2021. In accordance with the rules applicable to the auction, licensees also must pay their allocable shares of an estimated $13.1 billion in associated clearing and incentive costs at the times contemplated by the auction rules.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. Our revenues and expenses in 2020 were impacted by the COVID-19 pandemic as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail. A detailed discussion of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Consolidated Revenues

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Consumer	$88,533	$91,056	$(2,523)	(2.8)%
Business	30,962	31,443	(481)	(1.5)
Corporate and other	9,334	9,812	(478)	(4.9)
Eliminations	(537)	(443)	(94)	21.2
Consolidated Revenues	$128,292	$131,868	$(3,576)	(2.7)

Consolidated revenues decreased during 2020 compared to 2019, due to decreases in our Consumer segment, Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased during 2020 compared to 2019, primarily due to a decrease of $417 million in revenues within Verizon Media.

Consolidated Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Cost of services	$31,401	$31,772	$(371)	(1.2)%
Cost of wireless equipment	19,800	22,954	(3,154)	(13.7)
Selling, general and administrative expense	31,573	29,896	1,677	5.6
Depreciation and amortization expense	16,720	16,682	38	0.2
Media goodwill impairment	—	186	(186)	nm
Consolidated Operating Expenses	$99,494	$101,490	$(1,996)	(2.0)
nm - not meaningful

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

Cost of services decreased during 2020 compared to 2019, primarily due to decreases in traffic acquisition costs due to the COVID-19 pandemic, as well as decreases in costs related to the device protection offerings to our wireless retail postpaid customers, roaming costs resulting from decreased travel due to the COVID-19 pandemic, regulatory fees and personnel costs. These decreases were partially offset by increases in customer premise equipment, digital content, other direct costs and rent expense as a result of adding capacity to the networks to support demand.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2020 compared to 2019, primarily as a result of declines in the number of wireless devices sold as a result of an elongation of the handset upgrade cycle as well as lower gross adds and upgrade volumes partially due to the COVID-19 pandemic. The decreases were partially offset by a shift to higher priced devices in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, the provision for credit losses, taxes other than income taxes, advertising and sales commission costs, call center and information technology costs, regulatory fees, professional service fees and rent and utilities for administrative space. Also included is a portion of the aggregate customer care costs as discussed above in "Cost of Services."

Selling, general and administrative expense increased during 2020 compared to 2019, primarily due to a $1.2 billion loss resulting from the Auction 103 spectrum license auction and a net gain from dispositions of assets and businesses during 2019 (see "Special Items"), as well as an increase in sales commission expense. These increases were partially offset by decreases in personnel costs, advertising expenses and the provision for credit losses. The increase in sales commission expense during 2020 compared to 2019 was inclusive of a lower net deferral of commission costs in the current year compared to the prior year, as well as sales compensation while certain of our stores and agent locations were closed due to the COVID-19 pandemic.
Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2020 compared to 2019, primarily due to the change in the mix of net depreciable assets.

Media Goodwill Impairment
The goodwill impairment charge recorded in 2019 for Verizon Media was a result of the Company's annual impairment test performed in the fourth quarter (see "Critical Accounting Estimates").

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Interest income	$65	$121	$(56)	(46.3)%
Other components of net periodic benefit (cost) income	(425)	627	(1,052)	nm
Early debt extinguishment costs	(129)	(3,604)	3,475	96.4
Other, net	(50)	(44)	(6)	(13.6)
Total	$(539)	$(2,900)	$2,361	81.4
nm - not meaningful

Other income (expense), net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit costs and foreign exchange gains and losses. The change in Other income (expense), net during 2020 compared to 2019, was primarily driven by early debt redemption costs of $129 million recorded during 2020, compared to $3.6 billion recorded during 2019 (see "Special Items"), partially offset by pension and benefit charges of $1.6 billion recorded during 2020, compared to pension and benefit charges of $126 million recorded during 2019 (see "Special Items"). See Note 11 to the consolidated financial statements for additional information on the other components of net periodic benefit (cost) income.

Interest Expense

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Total interest costs on debt balances	$4,802	$5,386	$(584)	(10.8)%
Less capitalized interest costs	555	656	(101)	(15.4)
Total	$4,247	$4,730	$(483)	(10.2)

Average debt outstanding (1) (3)	$116,888	$112,901
Effective interest rate (2) (3)	4.1%	4.8%
(1)The average debt outstanding is a financial measure and is calculated by applying a simple average of prior thirteen-month end balances of total short-term and long-term debt, net of discounts, premiums and unamortized debt issuance costs.
(2)The effective interest rate is the rate of actual interest incurred on debt. It is calculated by dividing the total interest costs on debt balances by the average debt outstanding.
(3)We believe that this measure is useful to management, investors and other users of our financial information in evaluating our debt financing cost and trends in our debt leverage management.

Total interest expense decreased during 2020 primarily due to lower interest rates as a result of our refinancing activities.

Provision for Income Taxes

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Provision for income taxes	$5,619	$2,945	$2,674	90.8%
Effective income tax rate	23.4%	13.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate and the provision for income taxes was primarily due to the recognition of a $2.2 billion tax benefit in connection with the disposition of preferred stock representing a minority interest in a foreign affiliate in 2019 that did not reoccur in 2020. See "Cash Flows Provided by Operating Activities" for discussion of the receipt of the cash tax benefit in 2020.

A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is included in Note 12 to the consolidated financial statements.

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA
Consolidated earnings before interest, taxes, depreciation and amortization expenses (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-generally accepted accounting principles (GAAP) measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, and depreciation and amortization expenses to net income.

Consolidated Adjusted EBITDA is calculated by excluding from Consolidated EBITDA the effect of the following non-operational items: equity in losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes, and depreciation and amortization policies. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

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

	(dollars in millions)
Years Ended December 31,	2020	2019
Consolidated Net Income	$18,348	$19,788
Add:
Provision for income taxes	5,619	2,945
Interest expense(1)	4,247	4,730
Depreciation and amortization expense	16,720	16,682
Consolidated EBITDA	44,934	44,145

Add (Less):
Other expense, net(2)	539	2,900
Equity in losses of unconsolidated businesses(3)	45	15
Severance charges	221	204
Loss on spectrum license transaction	1,195	—
Impairment charges	—	186
Net (gain) loss from dispositions of assets and businesses	126	(261)
Consolidated Adjusted EBITDA	$47,060	$47,189
(1) Includes Early debt redemption costs, where applicable. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market adjustments and Early debt redemption costs, where applicable. See "Special Items" for additional information
(3) Includes impairment charges, where applicable.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during 2020 compared to 2019, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income (loss). Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues. You can find additional information about our segments in Note 13 to the consolidated financial statements.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Our revenues and expenses in 2020 were impacted by the COVID-19 pandemic as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information.

Operating Revenues and Selected Operating Statistics

			(dollars in millions, except ARPA)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Service	$64,884	$65,383	$(499)	(0.8)%
Wireless equipment	15,492	18,048	(2,556)	(14.2)
Other	8,157	7,625	532	7.0
Total Operating Revenues	$88,533	$91,056	$(2,523)	(2.8)

Connections (‘000):(1)
Wireless retail connections	94,373	94,544	(171)	(0.2)
Wireless retail postpaid connections	90,346	90,481	(135)	(0.1)
Fios internet connections	6,202	5,902	300	5.1
Fios video connections	3,854	4,152	(298)	(7.2)
Broadband connections	6,647	6,467	180	2.8

Net Additions in Period (‘000):(2)
Wireless retail	(5)	379	(384)	nm
Wireless retail postpaid	40	970	(930)	(95.9)
Wireless retail postpaid phones	95	737	(642)	(87.1)

Churn Rate:
Wireless retail	1.03%	1.28%
Wireless retail postpaid	0.87%	1.05%
Wireless retail postpaid phones	0.67%	0.79%

Account Statistics:
Wireless retail postpaid ARPA	$118.40	$118.13	$0.27	0.2
Wireless retail postpaid accounts (‘000)(1)	33,659	33,875	(216)	(0.6)
Wireless retail postpaid connections per account(1)	2.68	2.67	0.01	0.4
(1)As of end of period
(2)Includes certain adjustments
nm - not meaningful

Consumer's total operating revenues decreased during 2020 compared to 2019, as a result of decreases in Service and Wireless equipment revenues, partially offset by an increase in Other revenue.

Service Revenue
Service revenue decreased during 2020 compared to 2019, primarily due to decreases in wireless service and wireline voice and video services.

Wireless service revenue decreased $186 million, or 0.3%, during 2020 compared to 2019, primarily due to decreases in roaming and TravelPass revenues due to customers' changing activities during the COVID-19 pandemic and waived fees as part of customer assistance initiatives that we undertook during the COVID-19 pandemic. The decrease was further driven by a decrease in data overage revenues resulting from waived charges as part of customer assistance initiatives we undertook to address the impacts of the COVID-19 pandemic and the shift of customer accounts to unlimited plans. These decreases were partially offset by growth from reseller accounts, increases in access revenues, customers shifting to higher priced plans, and growth in mobile security products included in certain protection packages. The growth from reseller accounts was partially due to customers' changing activities during the COVID-19 pandemic.

For the year ended December 31, 2020, Fios service revenue totaled $10.4 billion and decreased $95 million, or 0.9%, compared to 2019. This decrease was due to decreases in Fios video and voice revenues. The decrease in Fios video revenue reflects a one-time credit provided to customers related to regional sport networks during the COVID-19 pandemic and the ongoing shift from traditional linear video to over-the-top offerings. These decreases were partially offset by an increase in Fios internet connections, reflecting increased demand for higher broadband speeds as consumers work and learn from home during the COVID-19 pandemic.

Wireless Equipment Revenue
Wireless equipment revenue decreased during 2020 compared to 2019, as a result of overall declines in wireless device sales partially due to an elongation of the handset upgrade cycle as well as lower gross adds and upgrade volumes primarily due to the impacts of the COVID-19 pandemic on our customers. These decreases were partially offset by a shift to higher priced units in the mix of wireless devices sold and a decline in promotions.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue increased during 2020 compared to 2019, primarily due to pricing and subscriber increases related to our wireless device protection offerings, as well as cost recovery surcharges. These increases were partially offset by decreases in regulatory fees.

Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Cost of services	$15,610	$15,884	$(274)	(1.7)%
Cost of wireless equipment	15,736	18,219	(2,483)	(13.6)
Selling, general and administrative expense	16,936	16,639	297	1.8
Depreciation and amortization expense	11,395	11,353	42	0.4
Total Operating Expenses	$59,677	$62,095	$(2,418)	(3.9)

Cost of Services
Cost of services decreased during 2020 compared to 2019, primarily due to decreases in costs related to the device protection offerings to our wireless retail postpaid customers, roaming costs, which were primarily driven by a significant decrease in international travel due to the COVID-19 pandemic, and regulatory fees. These decreases were partially offset by increases in digital content costs, other direct costs and rent expense as a result of adding capacity to the networks to support demand.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2020 compared to 2019, primarily as a result of declines in the number of wireless devices sold due to an elongation of the handset upgrade cycle as well as lower gross adds and upgrade volumes primarily due to the COVID-19 pandemic, and declines in the number of accessories sold partly due to the COVID-19 pandemic. These decreases were partially offset by a shift to higher priced devices and accessories in the mix of products sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during 2020 compared to 2019, primarily due to increases in sales commission and advertising expenses, partially offset by decreases in the provision for credit losses and personnel costs. The increase in sales commission expense during 2020 compared to 2019 was inclusive of a lower net deferral of commission costs in the current year compared to the prior year, as well as sales compensation while certain of our stores and agent locations were closed due to the COVID-19 pandemic.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2020 compared to 2019, driven by the change in the mix of total Verizon depreciable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Segment Operating Income	$28,856	$28,961	$(105)	(0.4)%
Add Depreciation and amortization expense	11,395	11,353	42	0.4
Segment EBITDA	$40,251	$40,314	$(63)	(0.2)

Segment operating income margin	32.6%	31.8%
Segment EBITDA margin	45.5%	44.3%

The changes in the table above during the periods presented were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Our revenues and expenses in 2020 were impacted by the COVID-19 pandemic as a result of the actions we took to care for our employees and keep our customers connected and as a result of our customers’ changing activities, restrictions on activities and the global economic slowdown. See "Overview" for more information.

Operating Revenues and Selected Operating Statistics

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Small and Medium Business	$11,132	$11,464	$(332)	(2.9)%
Global Enterprise	10,410	10,818	(408)	(3.8)
Public Sector and Other	6,362	5,922	440	7.4
Wholesale	3,058	3,239	(181)	(5.6)
Total Operating Revenues(1)	$30,962	$31,443	$(481)	(1.5)

Connections (‘000):(2)
Wireless retail postpaid connections	26,507	25,148	1,359	5.4
Fios internet connections	335	326	9	2.8
Fios video connections	73	77	(4)	(5.2)
Broadband connections	482	489	(7)	(1.4)

Net Additions in Period ('000):(3)
Wireless retail postpaid	1,518	1,413	105	7.4
Wireless retail postpaid phones	572	700	(128)	(18.3)

Churn Rate:
Wireless retail postpaid	1.20%	1.23%
Wireless retail postpaid phones	0.96%	0.99%
(1)Service and other revenues included in our Business segment amounted to approximately $28.1 billion and $27.9 billion for the years ended December 31, 2020 and 2019, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $2.9 billion and $3.5 billion for the years ended December 31, 2020 and 2019, respectively.
(2)As of end of period
(3)Includes certain adjustments

Business's total operating revenues decreased during 2020 compared to 2019, as a result of decreases in Small and Medium Business, Global Enterprise and Wholesale revenues, partially offset by an increase in Public Sector and Other revenue.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, Internet Protocol (IP) networking, advanced voice solutions and security and managed information technology services to our U.S.-based small and medium businesses that do not meet the requirements to be categorized as Global Enterprise, as described below.

Small and Medium Business revenues decreased during 2020 compared to 2019, primarily due to a decrease in wireless equipment revenue, declines related to the loss of voice and DSL service connections and a decrease in IP networking. Wireless equipment revenue decreased as a result of declines in the number of wireless devices sold primarily due to an elongation of the handset upgrade cycle as well as declines in activation volumes due to decreased demand and store closures resulting from the COVID-19 pandemic. The decreases were partially offset by a shift to higher priced units in the mix of wireless devices sold. These revenue decreases were partially offset by an increase in wireless retail postpaid service revenue of 4.4% during 2020 compared to 2019, as a result of increases in the amount of wireless retail postpaid connections, partially offset by lower roaming and usage due to the COVID-19 pandemic. Also contributing to the partial offset was an increase in revenue related to our wireless device protection package as well as an increase in revenue related to Fios services.

Fios revenues totaled $926 million, which represents an increase of 1.2% during 2020 compared to 2019. The increase in Fios revenues during 2020 compared to 2019 reflects the increase in total connections, as well as increased demand for higher broadband speeds as a result of the transition to work and learn from home during the COVID-19 pandemic.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased during 2020 compared to 2019, primarily due to declines in traditional data and voice communication services as a result of competitive price pressures, as well as a decrease in wireless equipment revenue. Wireless equipment revenue decreased as a result of declines in the number of wireless devices sold due to an elongation of the handset upgrade cycle as well as declines in activation volumes partially due to the COVID-19 pandemic. In addition, wireless equipment revenue decreased due to a shift to lower priced units in the mix of wireless devices sold. The decreases in revenue were partially offset by an increase in advanced communication services revenue resulting primarily from the COVID-19 pandemic and the Blue Jeans Network, Inc. (BlueJeans) acquisition, and an increase in customer premise equipment revenues. See Note 3 to the consolidated financial statements for additional information on the BlueJeans acquisition.

Public Sector and Other
Public Sector and Other offers wireless products and services as well as wireline connectivity and managed solutions to U.S. federal, state and local governments and educational institutions. These services include business services and connectivity similar to the products and services offered by Global Enterprise, in each case, with features and pricing designed to address the needs of governments and educational institutions.

Public Sector and Other revenues increased during 2020 compared to 2019, driven by increases in wireless retail postpaid service revenue as a result of an increase in gross additions partially due to federal, state and educational agencies responding to the COVID-19 pandemic. In addition, the increases were driven by increases in wireless equipment revenue and advanced communication services revenues. Wireless equipment revenue increased as a result of an increase in the number of wireless devices sold primarily due to the COVID-19 pandemic, partially offset by a shift to lower priced units in the mix of wireless devices sold. The increases in revenue were partially offset by decreases in networking revenue and traditional voice communication services.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during 2020 compared to 2019, primarily due to declines in core data resulting from the effect of technology substitution and continuing contraction of market rates due to competition, partially offset by an increase in traditional voice communication services due to the COVID-19 pandemic.

Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Cost of services	$10,659	$10,655	$4	—%
Cost of wireless equipment	4,064	4,733	(669)	(14.1)
Selling, general and administrative expense	8,380	8,188	192	2.3
Depreciation and amortization expense	4,086	4,105	(19)	(0.5)
Total Operating Expenses	$27,189	$27,681	$(492)	(1.8)

Cost of Services
Cost of services were unchanged during 2020 compared to 2019, which was due to an increase in customer premise equipment and other direct costs, which was fully offset by lower roaming costs primarily driven by a significant decrease in international travel due to the COVID-19 pandemic and decreases in costs related to the device protection offerings to our wireless retail postpaid customers and personnel costs.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2020 compared to 2019, primarily due to lower overall postpaid sales and a shift to lower priced units in the mix of wireless devices sold, partially offset by an increase in the net number of wireless devices sold to support distance learning programs.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during 2020 compared to 2019, primarily driven by increases in personnel costs and sales commission expense. The increase in sales commission expense during 2020 compared to 2019 inclusive of a lower net deferral of commission costs in the current year compared to the prior year, as well as sales compensation while certain of our stores and agent locations were closed due to the COVID-19 pandemic. These increases were partially offset by a one-time international tax benefit.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 2020 compared to 2019, driven by the change in the mix of total Verizon depreciable assets and the Business segment's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2020	2019	2020 vs. 2019
Segment Operating Income	$3,773	$3,762	$11	0.3%
Add Depreciation and amortization expense	4,086	4,105	(19)	(0.5)
Segment EBITDA	$7,859	$7,867	$(8)	(0.1)

Segment operating income margin	12.2%	12.0%
Segment EBITDA margin	25.4%	25.0%

The changes in the table above during the periods presented were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	(dollars in millions)
Years Ended December 31,	2020	2019
Severance, pension and benefits charges
Selling, general and administrative expense	$221	$204
Other income (expense), net	1,610	126
Loss on spectrum license auction
Selling, general and administrative expense	1,195	—
Impairment charges
Media goodwill impairment	—	186
Equity in losses of unconsolidated businesses	—	50
Early debt redemption costs
Other income (expense), net	129	3,604
Interest expense	(27)	—
Net (gain) loss from dispositions of assets and businesses
Selling, general and administrative expense	126	(261)
Other income (expense), net	(7)	—
Total	$3,247	$3,909

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our consolidated results of operations were as follows:

	(dollars in millions)
Years Ended December 31,	2020	2019
Within Total Operating Expenses	$1,542	$129
Within Equity in losses of unconsolidated businesses	—	50
Within Other income (expense), net	1,732	3,730
Within Interest expense	(27)	—
Total	$3,247	$3,909

Severance, Pension and Benefits Charges
During 2020, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits charges of $1.6 billion in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 3.3% at December

31, 2019 to a weighted-average of 2.6% at December 31, 2020 ($3.2 billion), partially offset by the difference between our estimated return on assets and our actual return on assets ($1.6 billion). During 2020, we also recorded net pre-tax severance charges of $221 million related to a voluntary offer under our existing separation plans in Selling, general and administrative expense in our consolidated statements of income.

During 2019, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits charges of $126 million in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statements of income and were primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 4.4% at December 31, 2018 to a weighted-average of 3.3% at December 31, 2019 ($4.3 billion), partially offset by the difference between our estimated return on assets and our actual return on assets ($2.3 billion) and other assumption adjustments of $1.9 billion, of which $1.6 billion related to healthcare claims experience. During 2019, we also recorded net pre-tax severance charges of $204 million in Selling, general and administrative expense in our consolidated statements of income.

Due to the presentation of the other components of net periodic benefit cost, we recognize a portion of the pension and benefits charges in Other income (expense), net in our consolidated statements of income.

See Note 11 to the consolidated financial statements for additional information related to severance, pension and benefits charges.

Loss on Spectrum License Auction
During 2020, we recorded a pre-tax net loss of $1.2 billion as a result of the conclusion of the FCC incentive auction, Auction 103, for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz and 47 GHz bands. See Note 3 to the consolidated financial statements for additional information.

Impairment Charges
The impairment charges consist of write-downs of goodwill and other investments or assets. The goodwill impairment charge of $186 million recorded during 2019 for Verizon Media was a result of the Company's annual impairment test performed in the fourth quarter (see "Critical Accounting Estimates"). In addition, we recorded an impairment charge of $50 million in Equity in losses of unconsolidated businesses related to a media joint venture investment during 2019.

Early Debt Redemption Costs
During 2020 and 2019, we recorded early debt redemption costs of $102 million and $3.6 billion, respectively.

See Note 7 to the consolidated financial statements for additional information related to our early debt redemptions.

Net (Gain) Loss from Dispositions of Assets and Businesses
During 2020, we recorded a pre-tax net loss of $119 million, primarily in connection with the sale of our Huffington Post business. During 2019, we recorded pre-tax net gains from dispositions of assets and businesses of $261 million in connection with the sale of various real estate properties and businesses.

See Note 3 to the consolidated financial statements for additional information related to dispositions of assets and businesses.

Operating Environment and Trends
The telecommunications industry is highly competitive. We expect competition to remain intense as traditional and non-traditional participants seek increased market share. Our high-quality customer base and networks differentiate us from our competitors and give us the ability to plan and manage through changing economic and competitive conditions. We remain focused on executing on the fundamentals of the business: maintaining a high-quality customer base, delivering strong financial and operating results and strengthening our balance sheet. We will continue to invest for growth, which we believe is the key to creating value for our shareholders. We continue to lead in 4G LTE performance while building momentum for our 5G network. Our strategy lays the foundation for the future through investments in our Intelligent Edge Network that enable efficiencies throughout our core infrastructure and deliver flexibility to meet customer requirements.

The U.S. wireless market has achieved a high penetration of smartphones, which reduces the opportunity for new phone connection growth for the industry. We expect future revenue growth in the industry to be driven by expanding existing customer relationships, increasing the number of ways customers can connect with wireless networks and services and increasing the penetration of other connected devices including wearables, tablets and IoT devices. We expect 5G technology will provide a significant opportunity for growth in the industry in 2021 and beyond. With respect to our wireless connectivity products and services, we compete against other national wireless service providers, including AT&T Inc. and T-Mobile USA, Inc., as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from wireless service providers, including Verizon, and resell it to their customers. Resellers include cable companies and others. We face competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft Corporation, Alphabet Inc., Apple Inc. and others are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service, as well as alternative means of accessing video content.

With respect to wireless services and equipment, pricing plays an important role in the wireless competitive landscape. We compete in this area by offering our customers services and devices that we believe they will regard as the best available value for the price. As the demand for wireless services continues to grow, wireless service providers are offering a range of service plans at competitive prices. These service offerings will vary from time to time based on customer needs, technology changes and market conditions and may be provided as standard plans or as part of limited time promotional offers.

We expect future service revenue growth opportunities to arise from increased access revenue as customers shift to higher access plans, driven in part by attractive bundled content with premium brands, as well as from increased connections per account. Future service revenue growth opportunities will be dependent on expanding the penetration of our services, increasing the number of ways that our customers can connect with our networks and services and the development of new ecosystems. We and other wireless service providers, as well as equipment manufacturers, offer device payment options, which provide customers with the ability to pay for their device over a period of time, and some providers offer device leasing arrangements.

Current and potential competitors in the wireline service market include cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, internet service providers, over-the-top providers and other companies that offer network services and managed enterprise solutions.

In addition, companies with a global presence are increasingly competing with us in our wireline services. A relatively small number of telecommunications and integrated service providers with global operations serve customers in the global enterprise market and, to a lesser extent, the global wholesale market. We compete with these providers for large contracts to provide integrated solutions to global enterprises and government customers. Many of these companies have strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition that may affect our future revenue growth.

Despite this challenging environment, we expect that we will be able to grow key aspects of our wireline services. We continue to provide network reliability and offer products, which include fiber-optic internet access, several video services, and voice services. Further, we will continue to offer our business and government customers more robust IP products and services, and advance our IoT strategies by leveraging business models that monetize usage on our networks at the connectivity, platform and solution layers.

The online advertising market continues to evolve as online users are migrating from traditional desktop to mobile and multiple-device usage. Also, there is a continued shift towards programmatic advertising which presents opportunities to connect online advertisers with the appropriate online users in a rapid environment. Our media business competes with other online search engines, advertising platforms, digital video services and social networks. We are experiencing pressure from search and desktop usage and believe the pressure in these sectors will continue. We are implementing initiatives to realize synergies across all of our media assets and build services around our core content pillars to diversify revenue and return to growth.

We will also continue to focus on cost efficiencies to ensure we have the maximum flexibility to adjust to changes in the competitive and economic environments and maximize returns to shareholders.

2021 Connection Trends
In our Consumer segment, we expect to continue to attract new customers and maintain high-quality retail postpaid customers, capitalizing on demand for data services and providing our customers new ways of using wireless services in their daily lives. We expect that future connection growth will be driven by smartphones, tablets and other connected devices such as wearables. We believe the combination of our wireless network performance and Mix & Match unlimited plans provides a superior customer experience, supporting increased penetration of data services and the continued attraction and retention of higher valued retail postpaid connections. We expect to manage churn by providing a consistent, reliable experience on our wireless service and focusing on improving the customer experience through simplified pricing and continued focus in our distribution channels. We expect to continue to grow our Fios internet connections as we seek to increase our penetration rates within our Fios service areas, further supported by the demand for higher speed internet connections. In Fios video, the business continues to face ongoing pressure as observed throughout the linear television market. We expect to manage market pressure by offering customers a choice of video service, including options such as Mix & Match on Fios and other offerings. We have experienced continuing access line and DSL losses as customers have disconnected both primary and secondary lines and switched to alternative technologies such as wireless, Voice over Internet Protocol, and cable for voice and data services.

In our Business segment, we offer wireless products and services to business and government customers across the U.S. We continue to grow our retail connections while operating in a competitive environment. We expect to maintain connection growth in part by adding capacity and density to our 4G LTE network, in addition to leading the build-out of our 5G network. We expect this connection growth, combined with our industry-leading network assets, will provide additional opportunities to sell solutions, such as those around security, advanced communications and professional services. We expect to expand our existing services offered to business customers through our Intelligent Edge Network, our multi-use platform.

2021 Operating Revenue Trends
In our Consumer segment, we expect to see an acceleration of service revenue growth in 2021 as customers shift to higher access plans with additional services and increase the number of devices they connect with our networks and services. We expect Fios revenue to benefit in 2021 as growth in our broadband customer base offsets the impact of the shift from the triple-play bundle to standalone service.

In our Business segment, we expect wireless revenue to expand, driven by an increase in the number of connections. We expect that our Fios products, through increased penetration, will also contribute to revenue growth. Legacy traditional wireline services will continue to face secular pressures. In addition, certain products and services provided by our Public Sector and Global Enterprise groups experienced elevated demand during 2020 as a result of the COVID-19 pandemic. Demand for those products and services may return to more historical levels in 2021.

Our media business, Verizon Media, is primarily made up of digital advertising products. We expect Verizon Media revenue to grow in 2021 as the strong advertising trends from 2020 are expected to continue, with the exception of political advertising spend. We will continue the implementation of initiatives to realize synergies across all of our media assets and build services around our core content pillars. We expect positive growth in mobile services and products.

2021 Operating Expense and Cash Flow from Operations Trends
We expect our consolidated operating income margin and adjusted consolidated EBITDA margin to remain strong as we continue to undertake initiatives to reduce our overall cost structure by improving productivity and gaining efficiencies in our operations throughout the business in 2021 and beyond. Business Excellence initiatives include the adoption of the zero-based budgeting methodology, driving capital efficiencies from the architecture of the networks, evolving our Information Technology strategy and the continuing benefit from the Voluntary Separation Program. We believe our additional investments in our Business segment in both product simplification and continued focus on process improvements and new work tools will drive cost savings and create incremental growth opportunities in areas such as 5G and One Fiber. The goal of the Business Excellence initiative is to take $10 billion of cumulative cash outflows out of the business over four years, beginning in 2018. As part of this initiative, we are focusing on both operating expenses and capital expenditures. Our Business Excellence initiatives produced cumulative cash savings of $9.5 billion through the end of 2020 from a mix of capital and operational expenditure activities. The program remains on track to achieve our goal in 2021. We will continue to explore opportunities for additional savings beyond the program.

We create value for our shareholders by investing the cash flows generated by our business in opportunities and transactions that support continued profitable growth, thereby increasing customer satisfaction and usage of our products and services. In addition, we have used our cash flows to maintain and grow our dividend payout to shareholders. Verizon’s Board of Directors increased the Company’s quarterly dividend by 2.0% during 2020, making this the fourteenth consecutive year in which we have raised our dividend.

Our goal is to use our cash to create long-term value for our shareholders. We will continue to look for investment opportunities that will help us to grow the business, strengthen our balance sheet, acquire spectrum licenses (see "Cash Flows from Investing Activities"), pay dividends to our shareholders and, when appropriate, buy back shares of our outstanding common stock (see "Cash Flows from Financing Activities").

Capital Expenditures
Our 2021 capital program includes capital to fund advanced networks and services, including expanding our core networks, adding capacity and density to our 4G LTE network in order to stay ahead of our customers’ increasing data demands and deploying our 5G network, transforming our structure to deploy the Intelligent Edge Network while reducing the cost to deliver services to our customers, and pursuing other opportunities to drive operating efficiencies. We expect that the new network architecture will simplify operations by eliminating legacy network elements, improve our 4G LTE coverage, speed the deployment of 5G technology, and create new enterprise opportunities in the business market. The level and the timing of the Company’s capital expenditures within these broad categories can vary significantly as a result of a variety of factors outside of our control, such as material weather events, equipment availability from vendors and permits from local governments. We believe that we have significant discretion over the amount and timing of our capital expenditures on a Company-wide basis as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.

Consolidated Financial Condition

	(dollars in millions)
Years Ended December 31,	2020	2019
Cash flows provided by (used in)
Operating activities	$41,768	$35,746
Investing activities	(23,512)	(17,581)
Financing activities	1,325	(18,164)
Increase in cash, cash equivalents and restricted cash	$19,581	$1

We use the net cash generated from our operations to fund expansion and modernization of our networks, service and repay external financing, pay dividends, invest in new businesses and spectrum and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We made the decision at the beginning of the COVID-19 pandemic to maintain a higher cash balance in order to further protect the Company against the economic uncertainties associated with the COVID-19 pandemic and to opportunistically raise cash to finance future obligations at a time when we believed that market conditions were favorable. We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities, including, for example, to complete our acquisition of TracFone Wireless, Inc. (Tracfone) or to acquire additional wireless spectrum, or to maintain an appropriate capital structure to ensure our financial flexibility. Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Market Risk" for additional information regarding our foreign currency risk management strategies.

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased by $6.0 billion during 2020 compared to 2019, primarily due to improvements in working capital, which includes the receipt of the $2.2 billion cash tax benefit related to preferred shares in a foreign affiliate sold during the fourth quarter 2019 and lower wireless volumes, as well as the receipt of $764 million relating to the settlement of interest rate swaps during 2020. In addition, an employee benefits contribution as well as severance payments as a result of the Voluntary Separation Program in 2019 did not repeat in 2020. These comparative increases were partially offset by lower earnings in 2020. We made a $300 million discretionary employee benefits contribution during the first quarter 2019 to our defined benefit pension plan. As a result of the 2019 discretionary pension contribution and higher actual asset returns than expected returns in both 2019 and 2020, we expect that there will be no required pension funding through 2030, subject to changes in market conditions. The 2019 contribution also improved the funded status of our qualified pension plan.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, were $18.2 billion and $17.9 billion for 2020 and 2019, respectively. Capital expenditures increased approximately $253 million, or 1.4%, during 2020 compared to 2019, primarily due to increased focus on 5G technology deployment.

Acquisitions of Wireless Licenses
During 2020 and 2019, we invested $2.1 billion and $898 million, respectively, in acquisitions of wireless licenses.

In March 2020, the FCC completed an incentive auction, Auction 103, for spectrum licenses. Through December 31, 2020, we paid approximately $1.6 billion, including $101 million paid in December 2019.

In 2019, the FCC completed two millimeter wave spectrum license auctions, Auction 101 and Auction 102. We paid approximately $521 million for spectrum licenses in connection with these auctions.

During 2020 and 2019, we entered into and completed various other wireless license acquisitions for cash consideration of $360 million and an insignificant amount, respectively.

Acquisitions of Businesses, Net of Cash Acquired
During 2020 and 2019, we invested $520 million and an insignificant amount, respectively, in acquisitions of businesses, net of cash acquired.

In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans, an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $397 million, net of cash acquired.

During 2020, we completed various other acquisitions for approximately $127 million in cash consideration.

See "Acquisitions and Divestitures" for information on our acquisitions.

Other, Net
In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Through December 31, 2020, we paid a cash deposit of approximately $1.9 billion for the licenses. See Note 3 to the consolidated financial statements for additional information.

During 2019, we received gross proceeds of approximately $1.0 billion for a sale-leaseback transaction for buildings and real estate. See Note 6 to the consolidated financial statements for additional information.

Cash Flows Provided by (Used In) Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During 2020, net cash provided by financing activities was $1.3 billion. During 2019, net cash used in financing activities was $18.2 billion.

2020
During 2020, our net cash provided by financing activities of $1.3 billion was primarily driven by $31.5 billion provided by proceeds from long-term borrowings, which included $5.6 billion of proceeds from our asset-backed debt transactions. These cash flows provided by financing activities were partially offset by $17.2 billion used for repayments, redemptions and repurchases of long-term borrowings and finance lease obligations, which included $7.4 billion used for prepayments and repayments of asset-backed long-term borrowings, $10.2 billion used for dividend payments and $2.7 billion used for other financing activities.

Proceeds from and Repayments, Redemptions, and Repurchases of Long-Term Borrowings
At December 31, 2020, our total debt increased to $129.1 billion as compared to $111.5 billion at December 31, 2019. Our effective interest rate was 4.1% and 4.8% during the years ended December 31, 2020 and 2019, respectively. The substantial majority of our total debt portfolio consists of fixed rate indebtedness, therefore, changes in interest rates do not have a material effect on our interest payments. See also "Market Risk" and Note 7 to the consolidated financial statements for additional information.

At December 31, 2020, approximately $29.0 billion, or 22.5%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily Euro and British Pound Sterling. We have entered into cross currency swaps on substantially all of our foreign denominated debt in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See "Market Risk" for additional information.

Verizon may continue to acquire debt securities issued by Verizon and its affiliates in the future through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine, for cash or other consideration.

Other, Net
Other, net financing activities during 2020 includes $827 million in payments related to vendor financing arrangements and $748 million in cash paid on debt exchanges. See Note 15 to the consolidated financial statements for additional information.

Dividends
The Verizon Board of Directors assesses the level of our dividend payments on a periodic basis taking into account such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareholders. During the third quarter of 2020, the Board increased our quarterly dividend payment by 2.0% to $0.6275 from $0.6150 per share from the previous quarter. This is the fourteenth consecutive year that Verizon’s Board of Directors has approved a quarterly dividend increase.

As in prior periods, dividend payments were a significant use of capital resources. During 2020, we paid $10.2 billion in dividends.

2019
During 2019, our net cash used in financing activities of $18.2 billion was primarily driven by:

•$23.9 billion used for repayments, redemptions and repurchases of long-term borrowings and finance lease obligations, which included $6.3 billion used for prepayments and repayments of asset-backed long-term borrowings;
•$10.0 billion used for dividend payments; and
•$1.8 billion used for net debt related costs.

These uses of cash were partially offset by proceeds from long-term borrowings of $18.7 billion, which included $8.6 billion of proceeds from our asset-backed debt transactions.

Proceeds from and Repayments, Redemptions, and Repurchases of Long-Term Borrowings
At December 31, 2019, our total debt was $111.5 billion, and during the year ended December 31, 2019, our effective interest rate was 4.8%. The substantial majority of our total debt portfolio consisted of fixed rate indebtedness, therefore, changes in interest rates did not have a material effect on our interest payments. See "Market Risk" and Note 7 to the consolidated financial statements for additional information.

At December 31, 2019, approximately $23.5 billion, or 21.1%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily Euro and British Pound Sterling. We have entered into cross currency swaps on substantially all of our foreign denominated debt in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See "Market Risk" for additional information.

Other, Net
Other, net financing activities during 2019, included early debt redemption costs. See "Special Items" for additional information, as well as cash paid on debt exchanges and derivative-related transactions. See Note 15 to the consolidated financial statements for additional information.

Dividends
During the third quarter of 2019, the Board increased our quarterly dividend payment by 2.1% to $0.6150 per share.

As in prior periods, dividend payments were a significant use of capital resources. During 2019, we paid $10.0 billion in dividends.

Asset-Backed Debt
As of December 31, 2020, the carrying value of our asset-backed debt was $10.6 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Cash collections on the device payment plan agreement receivables collateralizing our asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other, and Other assets in our consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included in our consolidated balance sheets.

See Note 7 to the consolidated financial statements for additional information.

In May 2020, we amended and restated our outstanding ABS financing facility originally entered into in 2016, and previously amended and restated in 2019, with a number of financial institutions (ABS Financing Facility). One loan agreement is outstanding in connection with the ABS Financing Facility, and such loan agreement was amended and restated in May 2020. Under the loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. During 2020, we borrowed $1.3 billion and prepaid $4.0 billion under the loan agreement.

Long-Term Credit Facilities

			At December 31, 2020
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,392	N/A
Various export credit facilities (2)	2022-2028	7,500	1,000	$4,882
Total		$17,000	$10,392	$4,882
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During 2020 and 2019, we drew down $1.0 billion and $1.5 billion from these facilities, respectively. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

2021 Credit Agreement
Delayed Draw Term Loan Credit Agreement
On February 24, 2021 (the Effective Date), Verizon entered into a $25.0 billion Delayed Draw Term Loan Credit Agreement (the Credit Agreement) with two financial institutions, which includes initial commitments of $12.5 billion from each of these parties. The Credit Agreement provides Verizon with the ability to borrow up to $25.0 billion for general corporate purposes, including any potential acquisition of spectrum. The loans under the Credit Agreement are available during the period (the Availability Period) beginning on the Effective Date and ending on the earlier of (i) May 28, 2021, and (ii) the receipt by the two financial institutions of written notice by Verizon of its election to terminate commitments pursuant to the Credit Agreement. The availability of the loans under the Credit Agreement, which have not yet been funded, is subject to the satisfaction (or waiver) of the conditions that certain representations of Verizon are accurate in all material respects and the absence of certain event of default. The loans under the Credit Agreement are to be made in a single borrowing on the funding date and will mature and be payable in full on the date that is 364 days after the funding date unless extended pursuant to the terms of the Credit Agreement. The two financial institutions may syndicate their commitments under the Credit Agreement, subject to the terms of the Credit Agreement.

Interest Rate and Fees
The loans under the Credit Agreement will bear interest at a rate equal to, at the option of Verizon, (i) the base rate (defined as the greater of the rate last quoted by the Wall Street Journal as the "prime rate", the federal funds rate plus 0.500%, and the one-month London Inter-Bank Offered Rate (LIBOR) plus 1.000%, subject to a floor of 1.000%) or (ii) LIBOR, in each case plus a margin to be determined by reference to Verizon’s credit ratings and ranging from 0.000% to 0.125% in the case of base rate loans and 0.625% to 1.125% in the case of LIBOR loans. Additional margin of 0.125% is added to the loan on December 31, 2021.

Verizon will pay a commitment fee on the daily actual unused commitment of each lender starting on the date that is 60 days after the Effective Date through the last day of the Availability Period. This fee accrues at a rate determined by reference to Verizon’s credit ratings and ranges from 0.070% to 0.125% per annum.

Prepayments
The Credit Agreement requires Verizon to reduce unused commitments and prepay the loans with 100% of the net cash proceeds received from issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions.

Covenants and Events of Default
The Credit Agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, and affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. An event of default may result in the inability to borrow in certain circumstances or the acceleration of any outstanding loan under the Credit Agreement, as applicable.

Common Stock
Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2020 and 2019, we issued 2.3 million and 3.8 million common shares from Treasury stock, respectively, which had an insignificant aggregate value.

In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of Verizon's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. There were no repurchases of common stock during 2020 and 2019 under our current or previously authorized share buyback program.

Credit Ratings
Verizon’s credit ratings did not change in 2020 or 2019.

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

We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at December 31, 2020 totaled $22.2 billion, a $19.6 billion increase compared to December 31, 2019, primarily as a result of the factors discussed above.

Restricted cash at December 31, 2020 totaled $1.3 billion, relatively flat compared to restricted cash at December 31, 2019, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

Free Cash Flow
Free cash flow is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, we believe, when viewed with our GAAP results, provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. Free cash flow is calculated by subtracting capital expenditures (including capitalized software) from net cash provided by operating activities. We believe it is a more conservative measure of cash flow since purchases of fixed assets are necessary for ongoing operations. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on finance lease obligations or cash payments for business acquisitions or wireless licenses. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

The following table reconciles net cash provided by operating activities to free cash flow:

	(dollars in millions)
Years Ended December 31,	2020	2019
Net cash provided by operating activities	$41,768	$35,746
Less Capital expenditures (including capitalized software)	18,192	17,939
Free cash flow	$23,576	$17,807
The increase in free cash flow during 2020 is a reflection of the increase in operating cash flows, partially offset by the increase in capital expenditures discussed above.

Employee Benefit Plans Funded Status and Contributions
Employer Contributions
We operate numerous qualified and nonqualified pension plans and other postretirement benefit plans. These plans primarily relate to our domestic business units. We made no discretionary contribution to our qualified pension plan in 2020. In 2019, we made contributions of $300 million to our qualified pension plans. During 2020 and 2019 we made contributions of $57 million and $71 million to our nonqualified pension plans, respectively.

The Company’s overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. In an effort to reduce the risk of our portfolio strategy and better align assets with liabilities, we have adopted a liability driven pension strategy that seeks to better match the interest rate sensitivity of the liability hedging assets with the interest rate sensitivity of the liability. We expect that the strategy will reduce the likelihood that assets will decline at a time when liabilities increase (referred to as liability hedging), with the goal to reduce the risk of underfunding to the plan and its participants and beneficiaries; however, we also expect the strategy to result in lower asset returns. Nonqualified pension contributions are estimated to be approximately $70 million in 2021.

Contributions to our other postretirement benefit plans generally relate to payments for benefits on an as-incurred basis since these other postretirement benefit plans do not have funding requirements similar to the pension plans. We contributed $709 million and $449 million to our other postretirement benefit plans in 2020 and 2019, respectively. Contributions to our other postretirement benefit plans are estimated to be approximately $800 million in 2021.

Leasing Arrangements
See Note 6 to the consolidated financial statements for a discussion of leasing arrangements.

Contractual Obligations
The following table provides a summary of our contractual obligations and commercial commitments at December 31, 2020. Additional detail about these items is included in the notes to the consolidated financial statements.

	(dollars in millions)
	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt(1)	$128,062	$5,227	$16,156	$12,814	$93,865
Finance lease obligations(2)	1,366	373	591	301	101
Total long-term debt, including current maturities	129,428	5,600	16,747	13,115	93,966
Interest on long-term debt(1)	73,688	4,702	8,941	8,131	51,914
Operating lease obligations(2)	24,994	4,327	7,485	5,212	7,970
Purchase obligations(3)	24,585	8,179	10,835	4,051	1,520
Other long-term liabilities(4)	4,076	798	1,659	1,619	—
Finance obligations(5)	1,256	286	590	380	—
Total contractual obligations	$258,027	$23,892	$46,257	$32,508	$155,370
(1)Items included in long-term debt with variable coupon rates exclude unamortized debt issuance costs, and are described in Note 7 to the consolidated financial statements.
(2)See Note 6 to the consolidated financial statements for additional information.
(3)Items included in purchase obligations are primarily commitments to purchase content and network services, equipment, software and marketing services, which will be used or sold in the ordinary course of business. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented in this table alone do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. See Note 16 to the consolidated financial statements for additional information.
(4)Other long-term liabilities represent estimated postretirement benefit and qualified pension plan contributions. Estimated qualified pension plan contributions include expected minimum funding contributions, which commence after 2030 based on the plan's current funded status. Estimated postretirement benefit payments include expected future postretirement benefit payments. These estimated amounts: (1) are subject to change based on changes to assumptions and future plan performance, which could impact the timing or amounts of these payments; and (2) exclude expectations beyond 5 years due to uncertainty of the timing and amounts. See Note 11 to the consolidated financial statements for additional information.
(5)Represents future minimum payments under the sublease arrangement for our tower transaction. See Note 6 to the consolidated financial statements for additional information.

We are not able to make a reasonable estimate of when the unrecognized tax benefits balance of $2.9 billion and related interest and penalties will be settled with the respective taxing authorities until issues or examinations are further developed. See Note 12 to the consolidated financial statements for additional information.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries as well as the debt obligations of GTE LLC, as successor in interest to GTE Corporation, that were issued and outstanding prior to July 1, 2003. See Note 7 to the consolidated financial statements for additional information.

In connection with the execution of agreements for the sale of businesses and investments, Verizon ordinarily provides representations and warranties to the purchasers pertaining to a variety of nonfinancial matters, such as ownership of the securities being sold, as well as financial losses. See Note 16 to the consolidated financial statements for additional information.

As of December 31, 2020, letters of credit totaling approximately $677 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding. See Note 16 to the consolidated financial statements for additional information.

Other Future Obligations
During 2020, Verizon entered into 12 renewable energy purchase agreements (REPAs) with third parties, in addition to one signed in 2019. See Note 16 to the consolidated financial statements for additional information. Under our REPA arrangements, we plan to purchase up to an aggregate of nearly 1.7 gigawatts of capacity across multiple states, including Illinois, Indiana, Maryland, New York, North Carolina, Ohio, Pennsylvania, Texas and West Virginia.

Critical Accounting Estimates and Recently Issued Accounting Standards
Critical Accounting Estimates
A summary of the critical accounting estimates used in preparing our financial statements is as follows:

Wireless Licenses and Goodwill
Wireless licenses and Goodwill are a significant component of our consolidated assets. Both our wireless licenses and goodwill are treated as indefinite-lived intangible assets and, therefore are not amortized, but rather are tested for impairment annually in the fourth fiscal quarter, unless there are events requiring an earlier assessment or changes in circumstances during an interim period providing impairment indicators are present. We believe our estimates and assumptions are reasonable and represent appropriate marketplace considerations as of the valuation date. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates and assumptions are uncertain by nature, may change over time and can vary from actual results. It is possible that in the future there may be changes in our estimates and assumptions, including the timing and amount of future cash flows, margins, growth rates, market participant assumptions, comparable benchmark companies and related multiples and discount rates, which could result in different fair value estimates. Significant and adverse changes to any one or more of the above-noted estimates and assumptions could result in a goodwill impairment for one or more of our reporting units.

Wireless Licenses
The carrying value of our wireless licenses was approximately $96.1 billion as of December 31, 2020. We aggregate our wireless licenses into one single unit of accounting, as we utilize our wireless licenses on an integrated basis as part of our nationwide wireless network. Our wireless licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.

In the first quarter of 2020, we reclassified substantially all of our 39 GHz wireless licenses, including capitalized interest, with a carrying value of $2.8 billion to assets held for sale in connection with the FCC's incentive auction, Auction 103. As a result, these wireless licenses were adjusted down to their fair value of $1.6 billion resulting in a pre-tax loss of $1.2 billion ($914 million after-tax).

During the fourth quarter of 2020 and 2019, we performed a qualitative impairment assessment as our annual impairment test to determine whether it is more likely than not that the fair value of our wireless licenses was less than the carrying amount. As part of our assessment we considered several qualitative factors including the business enterprise value of our combined wireless business, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of our combined wireless business as a whole, as well as other factors. Our annual impairment tests in 2020 and 2019 indicated that it is more likely than not that the fair value of our wireless licenses remained above their carrying value and, therefore, did not result in an impairment.

Goodwill
To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to conduct the qualitative assessment or if indications of a potential impairment exist, the determination of whether an impairment has occurred requires the determination of the fair value of each the reporting unit being assessed.

Under the qualitative assessment, we consider several qualitative factors, including the business enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of the reporting unit, as well as other factors.

Under our quantitative assessment, the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative multiples to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of two components-projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the weighted-average cost of capital (WACC), or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model. The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles of key strategic revenue and cost initiatives, as well as revenue and EBITDA growth relative to history and market trends and expectations. The market multiples approach incorporated significant judgment involved in the selection comparable public company multiples and benchmarks. The selection of companies was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently uncertain, and an adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future.

A projected sustained decline in a reporting unit's revenues and earnings could have a significant negative impact on its fair value and may result in impairment charges. Such a decline could be driven by, among other things: (1) further anticipated decreases in service pricing, sales volumes and long-term growth rate as a result of competitive pressures or other factors; or (2) the inability to achieve or delays in achieving the goals in strategic initiatives. Also, adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of the reporting unit.

At December 31, 2020, the balance of our goodwill was approximately $24.8 billion, of which $17.2 billion was in our Consumer reporting unit and $7.5 billion was in our Business reporting unit. We performed qualitative impairment assessments for our Consumer and Business reporting units during the fourth quarter of 2020. Our qualitative assessments indicated that it was more likely than not that the fair values for our Consumer and Business reporting units exceeded their respective carrying values and, therefore, did not result in an impairment.

In November 2018, we announced a strategic reorganization of our business, which resulted in changes to our segments and reporting units effective April 1, 2019. As a result, we performed impairment assessments of the reporting units impacted by the strategic reorganization, specifically our historical Wireless, historical Wireline and historical Connect reporting units on March 31, 2019, immediately before our strategic reorganization became effective. Our impairment assessments indicated that the fair value for each of our historical Wireless, historical Wireline and historical Connect reporting units exceeded their respective carrying values, and therefore did not result in a goodwill impairment. We then performed quantitative assessments of our Consumer and Business reporting units on April 1, 2019, immediately following our strategic reorganization. Our impairment assessments indicated that the fair value for each of our Consumer and Business reporting units exceeded their respective carrying values and therefore, did not result in a goodwill impairment. Our Media reporting unit was not impacted by the strategic reorganization and there was no indicator of impairment as of the reorganization date.

We performed qualitative impairment assessments for our Consumer and Business reporting units during the fourth quarter of 2019. Our qualitative assessments indicated that it was more likely than not that the fair values of our Consumer and Business reporting units exceeded their respective carrying values and, therefore, did not result in an impairment.

We performed a quantitative impairment assessment for our Media reporting unit in 2019. In connection with Verizon’s annual budget process during the fourth quarter of 2019, the leadership at both Verizon Media and Verizon completed a comprehensive five-year strategic planning review of Verizon Media's business prospects resulting in unfavorable adjustments to Verizon Media's financial projections. These revised projections were used as a key input into Verizon Media's annual goodwill impairment test performed in the fourth quarter of 2019.

During the fourth quarter of 2019, consistent with our accounting policy, we applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which resulted in the determination that the fair value of the Media reporting unit was less than its carrying amount. As a result, we recorded a non-cash goodwill impairment charge of approximately $186 million ($176 million after-tax) in the fourth quarter of 2019 in our consolidated statement of income. The goodwill balance of the Media reporting unit had been fully written off as a result of the impairment charge.

At December 31, 2019, the balance of our goodwill was approximately $24.4 billion, of which $17.1 billion was in our Consumer reporting unit and $7.3 billion was in our Business reporting unit.

Pension and Other Postretirement Benefit Plans
We maintain benefit plans for most of our employees, including, for certain employees, pension and other postretirement benefit plans. At December 31, 2020, in the aggregate, pension plan benefit obligations exceeded the fair value of pension plan assets, which will result in future pension plan expense. Other postretirement benefit plans have larger benefit obligations than plan assets, resulting in expense. Significant benefit plan assumptions, including the discount rate used, the long-term rate of return on plan assets, the determination of the substantive plan and health care trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations. Changes to one or more of these assumptions could significantly impact our accounting for pension and other postretirement benefits. A sensitivity analysis of the impact of changes in these assumptions on the benefit obligations and expense (income) recorded, as well as on the funded status due to an increase or a decrease in the actual versus expected return on plan assets as of December 31, 2020 and for the year then ended pertaining to Verizon’s pension and postretirement benefit plans, is provided in the table below.

(dollars in millions)	Percentage point change	Increase/(decrease) at December 31, 2020*
Pension plans discount rate	+0.50	$(1,258)
	-0.50	1,416
Rate of return on pension plan assets	+1.00	(182)
	-1.00	182
Postretirement plans discount rate	+0.50	(920)
	-0.50	1,032
Rate of return on postretirement plan assets	+1.00	(6)
	-1.00	6
* In determining its pension and other postretirement obligation, the Company used a weighted-average discount rate of 2.6%. The rate was selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2020. The bonds selected had maturities that coincided with the time periods during which benefit payments are expected to occur, were non-callable and available in sufficient quantities to ensure marketability (at least $300 million par outstanding).

The annual measurement date for both our pension and other postretirement benefits is December 31. We use the full yield curve approach to estimate the interest cost component of net periodic benefit cost for pension and other postretirement benefits. The full yield curve approach refines our estimate of interest cost by applying the individual spot rates from a yield curve composed of the rates of return on several hundred high-quality fixed income corporate bonds available at the measurement date. These individual spot rates align with the timing of each future cash outflow for benefit payments and therefore provide a more precise estimate of interest cost.

Income Taxes
Our current and deferred income taxes and associated valuation allowances are impacted by events and transactions arising in the normal course of business as well as in connection with the adoption of new accounting standards, changes in tax laws and rates, acquisitions and dispositions of businesses and non-recurring items. As a global commercial enterprise, our income tax rate and the classification of income taxes can be affected by many factors, including estimates of the timing and realization of deferred income tax assets and the timing and amount of income tax payments. We account for tax benefits taken or expected to be taken in our tax returns in accordance with the accounting standard relating to the uncertainty in income taxes, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. We review and adjust our liability for unrecognized tax benefits based on our best judgment given the facts, circumstances and information available at each reporting date. To the extent that the final outcome of these tax positions is different than the amounts recorded, such differences may impact income tax expense and actual tax payments. We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. Actual tax payments may materially differ from estimated liabilities as a result of changes in tax laws as well as unanticipated transactions impacting related income tax balances. See Note 12 to the consolidated financial statements for additional information.

Property, Plant and Equipment
Our Property, plant and equipment balance represents a significant component of our consolidated assets. We record Property, plant and equipment at cost. We depreciate Property, plant and equipment on a straight-line basis over the estimated useful life of the assets. We expect that a one year increase in estimated useful lives of our Property, plant and equipment would result in a decrease to our 2020 depreciation expense of $2.7 billion and that a one year decrease would result in an increase of approximately $4.5 billion in our 2020 depreciation expense.

Accounts Receivable
Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The gross amount of accounts receivable and corresponding allowance for doubtful accounts were presented separately in the consolidated balance sheets. We maintained allowances for uncollectible accounts receivable, including our direct-channel device payment plan agreement receivables, for estimated losses resulting from the failure or inability of our customers to make required payments. Indirect-channel device payment receivables are considered financial instruments and were initially recorded at fair value net of imputed interest, and credit losses were recorded as incurred. However, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The gross amount of accounts receivable and corresponding allowance for credit losses are presented separately in the consolidated balance sheets. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as the COVID-19 pandemic, as well as management’s expectations of conditions in the future, if applicable. Our allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

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

We monitor the collectability of our wireless service receivables as one overall pool. Wireline service receivables are disaggregated and pooled by the following customer groups: consumer, small and medium business, global enterprise, public sector and wholesale. For wireless service receivables and wireline consumer and small and medium business receivables, the allowance is calculated based on a 12 month rolling average write-off balance multiplied by the average life-cycle of an account from billing to write-off. The risk of loss is assessed over the contractual life of the receivables and we adjust the historical loss amounts for current and future conditions based on management’s qualitative considerations. For global enterprise, public sector and wholesale wireline receivables, the allowance for credit losses is based on historical write-off experience and individual customer credit risk, if applicable. We consider multiple factors in determining the allowance as discussed above.

If there is a deterioration of our customers’ financial condition or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our allowance for credit losses, which would affect earnings in the period the adjustments are made.

Acquisitions and Divestitures
Blue Jeans Network, Inc.
In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans, an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $397 million, net of cash acquired. See Note 3 to the consolidated financial statements for additional information.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (Tracfone Purchase Agreement) with América Móvil to acquire Tracfone, a provider of prepaid and value mobile services in the U.S. Under the terms of the Tracfone Purchase Agreement, we will acquire all of the stock of Tracfone for approximately $3.1 billion in cash and $3.1 billion in Verizon common stock, subject to customary adjustments, at closing. The number of shares issued will be based on an average trading price determined as of the closing date and is subject to a minimum number of shares issuable of 47,124,445 and a maximum number of shares issuable of 57,596,544. The Tracfone Purchase Agreement also includes up to an additional $650 million in future cash consideration related to the achievement of certain performance measures and other commercial arrangements. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the second half of 2021.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular, a rural wireless operator serving central Kentucky. Bluegrass Cellular provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the first quarter of 2021.

Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum. See Note 3 to the consolidated financial statements for additional information regarding our spectrum license transactions.

Other
From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 3 to the consolidated financial statements for additional information.

In November 2020, Verizon entered into an agreement to sell our Huffington Post business. In connection with this transaction, we recorded a pre-tax loss of $126 million in Selling, general and administrative expense in our consolidated statement of income for the year ended December 31, 2020. The transaction closed in February 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities in our consolidated balance sheet. At December 31, 2019, we held an insignificant amount of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 9 to the consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of December 31, 2020, approximately 83% of the aggregate principal amount of our total debt portfolio consisted of fixed rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $227 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and our interest rate derivative transactions utilize interest rates that are linked to LIBOR as the benchmark rate. LIBOR is the subject of recent U.S. and international regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to become unavailable or to perform or be reported differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions. We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt, taking into account the impact of our interest rate hedging.

The table that follows summarizes the fair values of our long-term debt, including current maturities, and interest rate swap derivatives as of December 31, 2020 and 2019. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the yield curve. Our sensitivity analysis does not include the fair values of our commercial paper and bank loans, if any, because they are not significantly affected by changes in market interest rates.

			(dollars in millions)
Long-term debt and related derivatives	Fair Value	Fair Value assuming + 100 basis point shift	Fair Value assuming - 100 basis point shift
At December 31, 2020	$155,695	$142,420	$170,423
At December 31, 2019	128,633	119,288	139,980

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates that are currently based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At December 31, 2020, the fair value of the asset and liability of these contracts were $787 million and $303 million, respectively. At December 31, 2019, the fair value of the asset and liability of these contracts were $568 million and $173 million, respectively. At December 31, 2020 and 2019, the total notional amount of the interest rate swaps was $17.8 billion and $17.0 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At December 31, 2020 and 2019, the fair value of the liability of these contracts was $797 million and $604 million, respectively. At December 31, 2020 and 2019, the total notional amount of the forward starting interest rate swaps was $2.0 billion and $3.0 billion, respectively.

Interest Rate Caps
We also have interest rate caps which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. The fair value of the asset and liability of these contracts was insignificant at both December 31, 2020 and 2019. At December 31, 2020, there was no outstanding total notional amount for these contracts and, at December 31, 2019, the total notional amount of these contracts was $679 million.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. There was no outstanding notional amount for treasury rate locks at December 31, 2020 or 2019.

Foreign Currency Translation
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income (loss) in our consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the consolidated statements of income in Other income (expense), net. At December 31, 2020, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $1.4 billion and $211 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the fair value of the liability of these contracts was $196 million and $912 million, respectively. At December 31, 2020 and 2019, the total notional amount of the cross currency swaps was $26.3 billion and $23.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. At both December 31, 2020 and 2019, the fair value of the asset and liability of these contracts was insignificant. At December 31, 2020 and 2019, the total notional amount of the foreign exchange forwards was $1.4 billion and $1.1 billion, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control Over Financial Reporting
We, the management of Verizon Communications Inc., are responsible for establishing and maintaining adequate internal control over financial reporting of the company. Management has evaluated internal control over financial reporting of the company using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. Based on this assessment, we believe that the internal control over financial reporting of the company is effective as of December 31, 2020. In connection with this assessment, there were no material weaknesses in the company’s internal control over financial reporting identified by management. The company’s financial statements included in this Annual Report have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the company’s internal control over financial reporting.

/s/	Hans E. Vestberg
Hans E. Vestberg
Chairman and Chief Executive Officer

/s/	Matthew D. Ellis
Matthew D. Ellis
Executive Vice President and Chief Financial Officer

/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Verizon Communications Inc. and subsidiaries’ (Verizon) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verizon maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Verizon as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

Verizon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Verizon’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Verizon in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/	Ernst & Young LLP
Ernst & Young LLP
New York, New York

February 25, 2021

Reporting of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verizon Communications Inc. and subsidiaries (Verizon) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Verizon at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Verizon’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, Verizon changed its method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of Verizon’s management. Our responsibility is to express an opinion on Verizon’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Verizon in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Employee Benefit Obligations
Description of the Matter
The Company sponsors several pension plans and other post-employment benefit plans. At December 31, 2020, the Company’s aggregate defined benefit pension obligation was $22.2 billion and exceeded the fair value of pension plan assets of $20.1 billion, resulting in an unfunded defined benefit pension obligation of $2.1 billion. Also, at December 31, 2020, the other postretirement benefits obligation was approximately $16.2 billion. As explained in Note 11 of the consolidated financial statements, the Company updates the estimates used to measure employee benefit obligations and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the employee benefit obligations was complex due to the highly judgmental nature of the actuarial assumptions (e.g., discount rate, health care cost trends, per capita claims cost trends and mortality rates) used in the measurement process. These assumptions had a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the employee benefits obligation valuation process. For example, we tested controls over management’s review of the employee benefit obligation calculations, the significant actuarial assumptions and the data inputs provided to the actuary.

To test the employee benefit obligations, our audit procedures included, among others, evaluating the methodologies used, the significant actuarial assumptions discussed above and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends, current economic factors and evaluated the change in the employee benefit obligations from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved an actuarial specialist to assist in evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the employee benefit obligations. As part of this assessment, we compared the projected cash flows to prior year projections and compared the current year benefits paid to the prior year projected cash flows. To evaluate the health care cost trends, per capita claims cost trends and the mortality rates, we involved an actuarial specialist to assist in evaluating the assumptions and assessed whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data provided to management’s actuarial specialists.

/s/	Ernst & Young LLP
Ernst & Young LLP
We have served as Verizon's auditor since 2000.
New York, New York

February 25, 2021

Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions, except per share amounts)
Years Ended December 31,	2020	2019	2018

Operating Revenues
Service revenues and other	$109,872	$110,305	$108,605
Wireless equipment revenues	18,420	21,563	22,258
Total Operating Revenues	128,292	131,868	130,863

Operating Expenses
Cost of services (exclusive of items shown below)	31,401	31,772	32,185
Cost of wireless equipment	19,800	22,954	23,323
Selling, general and administrative expense	31,573	29,896	31,083
Depreciation and amortization expense	16,720	16,682	17,403
Media goodwill impairment	—	186	4,591
Total Operating Expenses	99,494	101,490	108,585

Operating Income	28,798	30,378	22,278
Equity in losses of unconsolidated businesses	(45)	(15)	(186)
Other income (expense), net	(539)	(2,900)	2,364
Interest expense	(4,247)	(4,730)	(4,833)
Income Before Provision For Income Taxes	23,967	22,733	19,623
Provision for income taxes	(5,619)	(2,945)	(3,584)
Net Income	$18,348	$19,788	$16,039

Net income attributable to noncontrolling interests	$547	$523	$511
Net income attributable to Verizon	17,801	19,265	15,528
Net Income	$18,348	$19,788	$16,039

Basic Earnings Per Common Share
Net income attributable to Verizon	$4.30	$4.66	$3.76
Weighted-average shares outstanding (in millions)	4,140	4,138	4,128

Diluted Earnings Per Common Share
Net income attributable to Verizon	$4.30	$4.65	$3.76
Weighted-average shares outstanding (in millions)	4,142	4,140	4,132
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2020	2019	2018

Net Income	$18,348	$19,788	$16,039
Other Comprehensive Loss, Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $19, $(21) and $(11)	180	16	(117)
Unrealized gain (loss) on cash flow hedges, net of tax of $197, $265 and $(19)	(571)	(736)	55
Unrealized gain (loss) on marketable securities, net of tax of $(2), $(2) and $0	(2)	7	1
Defined benefit pension and postretirement plans, net of tax of $221, $219 and $284	(676)	(659)	(858)
Other comprehensive loss attributable to Verizon	(1,069)	(1,372)	(919)
Total Comprehensive Income	$17,279	$18,416	$15,120

Comprehensive income attributable to noncontrolling interests	$547	$523	$511
Comprehensive income attributable to Verizon	16,732	17,893	14,609
Total Comprehensive Income	$17,279	$18,416	$15,120
See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts)
At December 31,	2020	2019

Assets
Current assets
Cash and cash equivalents	$22,171	$2,594
Accounts receivable	25,169	26,162
Less Allowance for credit losses	1,252	—
Less Allowance for doubtful accounts	—	733
Accounts receivable, net (Note 1)	23,917	25,429
Inventories	1,796	1,422
Prepaid expenses and other	6,710	8,028
Total current assets	54,594	37,473

Property, plant and equipment	279,737	265,734
Less Accumulated depreciation	184,904	173,819
Property, plant and equipment, net	94,833	91,915

Investments in unconsolidated businesses	589	558
Wireless licenses	96,097	95,059
Goodwill	24,773	24,389
Other intangible assets, net	9,413	9,498
Operating lease right-of-use assets	22,531	22,694
Other assets	13,651	10,141
Total assets	$316,481	$291,727

Liabilities and Equity
Current liabilities
Debt maturing within one year	$5,889	$10,777
Accounts payable and accrued liabilities	20,658	21,806
Current operating lease liabilities	3,485	3,261
Other current liabilities	9,628	9,024
Total current liabilities	39,660	44,868

Long-term debt	123,173	100,712
Employee benefit obligations	18,657	17,952
Deferred income taxes	35,711	34,703
Non-current operating lease liabilities	18,000	18,393
Other liabilities	12,008	12,264
Total long-term liabilities	207,549	184,024

Commitments and Contingencies (Note 16)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,404	13,419
Retained earnings	60,464	53,147
Accumulated other comprehensive income (loss)	(71)	998
Common stock in treasury, at cost (153,304,088 and 155,605,527 shares outstanding)	(6,719)	(6,820)
Deferred compensation – employee stock ownership plans and other	335	222
Noncontrolling interests	1,430	1,440
Total equity	69,272	62,835
Total liabilities and equity	$316,481	$291,727
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2020	2019	2018

Cash Flows from Operating Activities
Net Income	$18,348	$19,788	$16,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,720	16,682	17,403
Employee retirement benefits	840	(284)	(2,657)
Deferred income taxes	1,553	1,232	389
Provision for expected credit losses	1,380	1,588	980
Equity in losses of unconsolidated businesses, net of dividends received	91	74	231
Media goodwill impairment	—	186	4,591
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses:
Accounts receivable	189	(1,471)	(2,667)
Inventories	(369)	(76)	(324)
Prepaid expenses and other	1,202	(2,807)	37
Accounts payable and accrued liabilities and Other current liabilities	(966)	(2,359)	1,777
Discretionary employee benefits contributions	—	(300)	(1,679)
Other, net	2,780	3,493	219
Net cash provided by operating activities	41,768	35,746	34,339

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(18,192)	(17,939)	(16,658)
Acquisitions of businesses, net of cash acquired	(520)	(29)	(230)
Acquisitions of wireless licenses	(2,126)	(898)	(1,429)
Proceeds from dispositions of businesses	—	28	—
Other, net	(2,674)	1,257	383
Net cash used in investing activities	(23,512)	(17,581)	(17,934)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	25,822	10,079	5,967
Proceeds from asset-backed long-term borrowings	5,635	8,576	4,810
Repayments of long-term borrowings and finance lease obligations	(9,775)	(17,584)	(10,923)
Repayments of asset-backed long-term borrowings	(7,413)	(6,302)	(3,635)
Dividends paid	(10,232)	(10,016)	(9,772)
Other, net	(2,712)	(2,917)	(1,824)
Net cash provided by (used in) financing activities	1,325	(18,164)	(15,377)

Increase in cash, cash equivalents and restricted cash	19,581	1	1,028
Cash, cash equivalents and restricted cash, beginning of period	3,917	3,916	2,888
Cash, cash equivalents and restricted cash, end of period (Note 1)	$23,498	$3,917	$3,916
See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Equity
Verizon Communications Inc. and Subsidiaries

	(dollars in millions, except per share amounts, and shares in thousands)
Years Ended December 31,		2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance at beginning of year	4,291,434	$429	4,291,434	$429	4,242,374	$424
Common shares issued	—	—	—	—	49,060	5
Balance at end of year	4,291,434	429	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,419		13,437		11,101
Other		(15)		(18)		2,336
Balance at end of year		13,404		13,419		13,437

Retained Earnings
Balance at beginning of year		53,147		43,542		35,635
Opening balance sheet adjustment (Note 1)		(200)		410		2,232
Adjusted opening balance		52,947		43,952		37,867
Net income attributable to Verizon		17,801		19,265		15,528
Dividends declared ($2.485, $2.435, $2.385 per share)		(10,284)		(10,070)		(9,853)
Balance at end of year		60,464		53,147		43,542

Accumulated Other Comprehensive Income
Balance at beginning of year attributable to Verizon		998		2,370		2,659
Opening balance sheet adjustment (Note 1)		—		—		630
Adjusted opening balance		998		2,370		3,289
Foreign currency translation adjustments		180		16		(117)
Unrealized gain (loss) on cash flow hedges		(571)		(736)		55
Unrealized gain (loss) on marketable securities		(2)		7		1
Defined benefit pension and postretirement plans		(676)		(659)		(858)
Other comprehensive loss		(1,069)		(1,372)		(919)
Balance at end of year attributable to Verizon		(71)		998		2,370

Treasury Stock
Balance at beginning of year	(155,606)	(6,820)	(159,400)	(6,986)	(162,898)	(7,139)
Employee plans (Note 14)	2,298	101	3,790	166	3,494	153
Shareholder plans (Note 14)	4	—	4	—	4	—
Balance at end of year	(153,304)	(6,719)	(155,606)	(6,820)	(159,400)	(6,986)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		222		353		416
Restricted stock equity grant		275		140		162
Amortization		(162)		(271)		(225)
Balance at end of year		335		222		353

Noncontrolling Interests
Balance at beginning of year		1,440		1,565		1,591
Opening balance sheet adjustment (Note 1)		—		1		44
Adjusted opening balance		1,440		1,566		1,635
Total comprehensive income		547		523		511
Distributions and other		(557)		(649)		(581)
Balance at end of year		1,430		1,440		1,565
Total Equity		$69,272		$62,835		$54,710

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Verizon Communications Inc. and Subsidiaries

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Verizon Communications Inc. (Verizon or the Company) is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, technology, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity, security and control.

We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

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

Consolidation
The method of accounting applied to investments, whether consolidated or equity, involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the investee. The consolidated financial statements include our controlled subsidiaries, as well as variable interest entities (VIE) where we are deemed to be the primary beneficiary. For controlled subsidiaries that are not wholly-owned, the noncontrolling interests are included in Net income and Total equity. Investments in businesses that we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Equity method investments are included in Investments in unconsolidated businesses in our consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation
We have reclassified certain prior year amounts to conform to the current year presentation.

Use of Estimates
We prepare our financial statements using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the novel coronavirus (COVID-19) pandemic and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

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

Revenue Recognition
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment. These services include a variety of communication and connectivity services for our Consumer and Business customers including other carriers that use our facilities to provide services to their customers, as well as professional and integrated managed services for our large enterprises and government customers. We account for these revenues under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606), which we adopted on January 1, 2018, using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard update also amended prior guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers are deferred and amortized consistent with the transfer of the related good or service.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Nature of Products and Services
Telecommunications
Service
We offer wireless services through a variety of plans on a postpaid or prepaid basis. For wireless service, we recognize revenue using an output method, either as the service allowance units are used or as time elapses, because it reflects the pattern by which we satisfy our performance obligation through the transfer of service to the customer. Monthly service is generally billed in advance, which results in a contract liability. See Note 2 for additional information. For postpaid plans, where monthly usage exceeds the allowance, the overage usage represents options held by the customer for incremental services and the usage-based fee is recognized when the customer exercises the option (typically on a month-to-month basis).

For our contracts related to wireline communication and connectivity services, in general, fixed monthly fees for service are billed one month in advance, which results in a contract liability, and service revenue is recognized over the enforceable contract term as the service is rendered, as the customer simultaneously receives and consumes the benefits of the services through network access and usage. While substantially all of our wireline service revenue contracts are the result of providing access to our networks, revenue from services that are not fixed in amount and, instead, are based on usage are generally billed in arrears and recognized as the usage occurs.

Equipment
We sell wireless devices and accessories under the Verizon brand and other brands. Equipment revenue is generally recognized when the products are delivered to and accepted by the customer, as this is when control passes to the customer. In addition to offering the sale of equipment on a standalone basis, we have two primary offerings through which customers pay for a wireless device, in connection with a service contract: fixed-term plans and device payment plans.

Under a fixed-term plan, the customer is sold the wireless device without any upfront charge or at a discounted price in exchange for entering into a fixed-term service contract (typically for a term of 24 months or less).

Under a device payment plan, the customer is sold the wireless device in exchange for a non-interest-bearing installment note, which is repaid by the customer, typically over a 24-month term, and concurrently enters into a month-to-month contract for wireless service. We may offer certain promotions that provide billing credits applied over a specified term, contingent upon the customer maintaining service. The credits are included in the transaction price, which are allocated to the performance obligations based on their relative selling price and are recognized when earned.

A financing component exists in both our fixed-term plans and device payment plans because the timing of the payment for the device, which occurs over the contract term, differs from the satisfaction of the performance obligation, which occurs at contract inception upon transfer of the device to the customer. We periodically assess, at the contract level, the significance of the financing component inherent in our fixed-term and device payment plan receivable based on qualitative and quantitative considerations related to our customer classes. These considerations include assessing the commercial objective of our plans, the term and duration of financing provided, interest rates prevailing in the marketplace, and credit risks of our customer classes, all of which impact our selection of appropriate discount rates. Based on current facts and circumstances, we determined that the financing component in our existing wireless device payments and fixed-term contracts sold through the direct channel is not significant and therefore is not accounted for separately. See Note 8 for additional information on the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent in our indirect channel.

Wireless Contracts
For our wireless contracts, total contract revenue, which represents the transaction price for wireless service and wireless equipment, is allocated between service and equipment revenue based on their estimated standalone selling prices. We estimate the standalone selling price of the device or accessory to be its retail price excluding subsidies or conditional purchase discounts. We estimate the standalone selling price of wireless service to be the price that we offer to customers on month-to-month contracts that can be cancelled at any time without penalty (i.e., when there is no fixed-term for service) or when service is procured without the concurrent purchase of a wireless device. In addition, we also assess whether the service term is impacted by certain legally enforceable rights and obligations in our contract with customers, such as penalties that a customer would have to pay to early terminate a fixed-term contract or billing credits that would cease if the month-to-month wireless service is canceled. The assessment of these legally enforceable rights and obligations involves judgment and impacts our determination of the transaction price and related disclosures.

From time to time, we may offer certain promotions that provide our customers on device payment plans with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. We account for this trade-in right as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee liability was insignificant at December 31,

2020 and 2019. The total transaction price is reduced by the guarantee, which is accounted for outside the scope of Topic 606, and the remaining transaction price is allocated between the performance obligations within the contract.

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

Wireline Contracts
Total consideration for wireline services that are bundled in a single contract is allocated to each performance obligation based on our standalone selling price for each service. While many contracts include one or more service performance obligations, the revenue recognition pattern is generally not impacted by the allocation since the services are generally satisfied over the same period of time. We estimate the standalone selling price to be the price of the services when sold on a standalone basis without any promotional discount. In addition, we also assess whether the service term is impacted by certain legally enforceable rights and obligations in our contract with customers such as penalties that a customer would have to pay to early terminate a fixed-term contract. The assessment of these legally enforceable rights and obligations involves judgment and impacts our determination of transaction price and related disclosures.

We may provide performance-based credits or incentives on our products and services for contracts with our Business customers, which are accounted for as variable consideration when estimating the transaction price. Credits are estimated at contract inception and are updated at the end of each reporting period as additional information becomes available.

Wireless and Wireline Contracts
For offers that include third-party providers, we evaluate whether we are acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal-versus-agent assessment involves judgment and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by us prior to transferring them to the customer. To evaluate if we have control, we consider various factors including whether we are primarily responsible for fulfillment, bear risk of loss and have discretion over pricing.

Other
Advertising revenues are generated through display advertising and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on the search results page. Our media business, Verizon Media Group (Verizon Media), primarily earns revenue through display advertising on Verizon Media properties, as well as on third-party properties through our advertising platforms, search advertising and subscription arrangements. Revenue for display and search advertising contracts is recognized as ads are delivered, while subscription contracts are recognized over time. We are generally the principal in transactions carried out through our advertising platforms, and therefore report gross revenue based on the amount billed to our customers. The control and transfer of digital advertising inventory occurs in a rapid, real-time environment, where our proprietary technology enables us to identify, enhance, verify and solely control digital advertising inventory that we then sell to our customers. Our control is further supported by us being primarily responsible to our customers for fulfillment and the fact that we can exercise a level of discretion over pricing.

We offer telematics services including smart fleet management and optimization software. Telematics service revenue is generated primarily through subscription contracts. We recognize revenue over time for our subscription contracts.

We report taxes collected from customers on behalf of governmental authorities on revenue-producing transactions on a net basis.

Maintenance and Repairs
We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, principally to Cost of services as these costs are incurred.

Advertising Costs
Costs for advertising products and services, as well as other promotional and sponsorship costs, are charged to Selling, general and administrative expense in the periods in which they are incurred. See Note 15 for additional information.

Earnings Per Common Share
Basic earnings per common share are based on the weighted-average number of shares outstanding during the period. Where appropriate, diluted earnings per common share include the dilutive effect of shares issuable under our stock-based compensation plans.

There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the years ended December 31, 2020 and 2019. There were a total of approximately 4 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the years ended December 31, 2018.

Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and includes amounts held in money market funds.

Cash collections on the device payment plan agreement receivables collateralizing asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our consolidated balance sheets.

Cash, cash equivalents and restricted cash are included in the following line items in the consolidated balance sheets:

	(dollars in millions)
At December 31,	2020	2019	Increase / (Decrease)
Cash and cash equivalents	$22,171	$2,594	$19,577
Restricted cash:
Prepaid expenses and other	1,195	1,221	(26)
Other assets	132	102	30
Cash, cash equivalents and restricted cash	$23,498	$3,917	$19,581

Investments in Debt and Equity Securities
Investments in equity securities that are not accounted for under equity method accounting or result in consolidation are to be measured at fair value. For investments in equity securities without readily determinable fair values, Verizon elects the measurement alternative permitted under GAAP to measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. For investments in debt securities without quoted prices, Verizon uses an alternative matrix pricing method. Investments in equity securities that do not result in consolidation of the investee are included in Investments in unconsolidated businesses and debt securities are included in Other assets in our consolidated balance sheets.

Allowance for Credit Losses
Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The gross amount of accounts receivable and corresponding allowance for doubtful accounts were presented separately in the consolidated balance sheets. We maintained allowances for uncollectible accounts receivable, including our direct-channel device payment plan agreement receivables, for estimated losses resulting from the failure or inability of our customers to make required payments. Indirect-channel device payment receivables are considered financial instruments and were initially recorded at fair value net of imputed interest, and credit losses were recorded as incurred. However, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The gross amount of accounts receivable and corresponding allowance for credit losses are presented separately in the consolidated balance sheets. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as the COVID-19 pandemic, as well as management’s expectations of conditions in the future, if applicable. Our allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

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

We monitor the collectability of our wireless service receivables as one overall pool. Wireline service receivables are disaggregated and pooled by the following customer groups: consumer, small and medium business, global enterprise, public sector and wholesale. For wireless service receivables and wireline consumer and small and medium business receivables, the allowance is calculated based on a 12 month rolling average write-off balance multiplied by the average life-cycle of an account from billing to write-off. The risk of loss is assessed over the contractual life of the receivables and we adjust the historical loss amounts for current and future conditions based on management’s qualitative considerations. For global enterprise, public sector and wholesale wireline receivables, the allowance for credit losses is based on historical write-off experience and individual customer credit risk, if applicable. We consider multiple factors in determining the allowance as discussed above.

Inventories
Inventory consists of wireless and wireline equipment held for sale, which is carried at the lower of cost (determined principally on either an average cost or first-in, first-out basis) or net realizable value.

Plant and Depreciation
We record property, plant and equipment at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in Selling, general and administrative expense.

We capitalize and depreciate network software purchased or developed within property, plant and equipment assets. We also capitalize interest associated with the acquisition or construction of network-related assets. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

In connection with our ongoing review of the estimated useful lives of property, plant and equipment during 2018, we determined that the average useful lives of certain assets would be increased. These changes in estimates were applied prospectively in 2018 and resulted in a decrease to depreciation expense of $271 million for the year ended December 31, 2018. While the timing and extent of current deployment plans are subject to ongoing analysis and modification, we believe that the current estimates of useful lives are reasonable.

Computer Software and Cloud Computing Costs
We capitalize the cost of internal-use network and non-network software and defer the costs associated with cloud computing arrangements that have a useful life and term in excess of one year. Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they add significant new functionality. Planning, software maintenance and training costs for internal-use software and cloud computing arrangements are expensed in the period in which they are incurred. We capitalize interest associated with the development of internal-use network and non-network software. Capitalized non-network internal-use software costs are amortized using the straight-line method over a period of 5 to 7 years and are included in Other intangible assets, net in our consolidated balance sheets. Costs incurred in implementing a cloud computing arrangement are deferred during the application-development stage and recorded as Prepaid expense and Other in our consolidated balance sheets. Once a project is substantially complete and ready for its intended use, we stop deferring the related cloud computing arrangement costs.

For a discussion of our impairment policy for capitalized software costs, see "Goodwill and Other Intangible Assets" below. Also, see Note 4 for additional information of internal-use non-network software reflected in our consolidated balance sheets. Similar to capitalized software costs, deferred costs associated with cloud computing arrangements are subject to impairment testing.

Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually in the fourth quarter or more frequently if impairment indicators are present.

To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment. However, we may elect to bypass the qualitative assessment and perform a quantitative impairment test even if no indications of a potential impairment exist.

Under the qualitative assessment, we consider several qualitative factors, including the business enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and Earnings before interest, taxes, depreciation and amortization (EBITDA) margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of the reporting unit, as well as other factors.

The quantitative impairment test for goodwill is performed at the reporting unit level and compares the fair value of the reporting unit (calculated using a combination of a market approach and a discounted cash flow method, as a form of the income approach) to its carrying value. Estimated fair values of reporting units are Level 3 measures in the fair value hierarchy, see Fair Value Measurements discussion below for additional information. The market approach includes the use of comparative multiples of guideline companies to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of two components, a projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represents our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. If the carrying value exceeds the fair value, an impairment charge is booked for the excess carrying value over fair value, limited to the total amount of goodwill of that reporting unit. During the fourth quarter each year, we update our five-year strategic planning review for each of our reporting units. Those plans consider current economic conditions and trends, estimated future operating results, our view of growth-rates and anticipated future economic and regulatory conditions.

See Note 4 for additional information regarding our goodwill impairment testing.

Intangible Assets Not Subject to Amortization
A significant portion of our intangible assets are wireless licenses that provide our wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset. We re-evaluate the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life. We aggregate our wireless licenses into one single unit of accounting, as we utilize our wireless licenses on an integrated basis as part of our nationwide wireless network.

We test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test.

As part of our qualitative assessment, we consider several qualitative factors including the business enterprise value of our combined wireless business, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of our combined wireless business, as well as other factors. See Note 4 for additional information regarding our impairment tests.

Our quantitative assessment consists of comparing the estimated fair value of our aggregate wireless licenses to the aggregated carrying amount as of the test date. Using a quantitative assessment, we estimate the fair value of our aggregate wireless licenses using the Greenfield approach. The Greenfield approach is an income based valuation approach that values the wireless licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the wireless licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. If the estimated fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, then an impairment charge is recognized.

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses. The capitalization period ends when the development is discontinued or substantially completed and the license is ready for its intended use.

Wireless licenses can be purchased through public auctions conducted by the FCC. Deposits required to participate in these auctions and purchase licenses are recorded within Other assets in our consolidated balance sheets until the corresponding licenses are received and within Net cash used in investing activities in our consolidated statements of cash flows.

Intangible Assets Subject to Amortization and Long-Lived Assets
Our intangible assets that do not have indefinite lives (primarily customer lists and non-network internal-use software) are amortized over their estimated useful lives. All of our intangible assets subject to amortization and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications of impairment are present, we would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset and record an impairment, if any. We re-evaluate the useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

For information related to the carrying amount of goodwill, wireless licenses and other intangible assets, as well as the major components and average useful lives of our other acquired intangible assets, see Note 4.

Leases
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

For both operating and finance leases, we recognize a right-of-use asset, which represents our right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Management uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate, which is updated on a quarterly basis.

In those circumstances where the Company is the lessee, we account for non-lease components associated with our leases (e.g., common area maintenance costs) and lease components as a single lease component for substantially all of our asset classes. Additionally, in arrangements where we are the lessor, we have customer premise equipment for which we account for non-lease components (e.g., service revenue) and lease components as combined components under the revenue recognition guidance in Topic 606 as the service revenues are the predominant components in the arrangements.

Rent expense for operating leases is recognized on a straight-line basis over the term of the lease and is included in either Cost of services or Selling, general and administrative expense in our consolidated statements of income, based on the use of the facility or equipment on which rent is being paid. Variable rent payments related to both operating and finance leases are expensed in the period incurred. Our variable lease payments consist of payments dependent on various external indicators, including real estate taxes, common area maintenance charges and utility usage.

Operating leases with a term of 12 months or less are not recorded on the balance sheet; we recognize rent expense for these leases on a straight-line basis over the lease term.

We recognize the amortization of the right-of-use asset for our finance leases on a straight-line basis over the shorter of the lease term or the useful life of the right-of-use asset in Depreciation and amortization expense in our consolidated statements of income. The interest expense related to finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement and is included within Interest expense in our consolidated statements of income.

See Note 6 for additional information related to leases, including disclosure required under ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, Leases (Topic 842).

Fair Value Measurements
Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 — Unobservable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy.

Income Taxes
Our effective tax rate is based on pre-tax income, statutory tax rates, tax laws and regulations and tax planning strategies available to us in the various jurisdictions in which we operate.

Deferred income taxes are provided for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized.

We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability.

Significant management judgment is required in evaluating our tax positions and in determining our effective tax rate.

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based compensation awards made to employees and directors based on estimated fair values. See Note 10 for additional information.

Foreign Currency Translation and Transactions
The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in Accumulated other comprehensive income (loss), a separate component of Equity, in our consolidated balance sheets. We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of Other income (expense), net.

Employee Benefit Plans
Pension and postretirement health care and life insurance benefits earned during the year, as well as interest on projected benefit obligations, are accrued. Prior service costs and credits resulting from changes in plan benefits are generally amortized over the average remaining service period of the employees expected to receive benefits. Expected return on plan assets is determined by applying the return on assets assumption to the actual fair value of plan assets. Actuarial gains and losses are recognized in Other income (expense), net in the year in which they occur. These gains and losses are measured annually as of December 31 or upon a remeasurement event. Verizon management employees no longer earn pension benefits or earn service towards the Company retiree medical subsidy. See Note 11 for additional information.

We recognize a pension or a postretirement plan’s funded status as either an asset or liability in the consolidated balance sheets. Also, we measure any unrecognized prior service costs and credits that arise during the period as a component of Accumulated other comprehensive income, net of applicable income tax.

Derivative Instruments
We enter into derivative transactions primarily to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. We employ risk management strategies, which may include the use of a variety of derivatives including cross currency swaps, forward starting interest rate swaps, interest rate swaps, treasury rate locks, interest rate caps and foreign exchange forwards. We do not hold derivatives for trading purposes.

We measure all derivatives at fair value and recognize them as either assets or liabilities in our consolidated balance sheets. Our derivative instruments are valued primarily using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified as Level 2. Changes in the fair values of derivative instruments applied as economic hedges are recognized in earnings in the current period. For fair value hedges, the change in the fair value of the derivative instruments is recognized in earnings, along with the change in the fair value of the hedged item. For cash flow hedges, the change in the fair value of the derivative instruments is reported in Other comprehensive income (loss) and recognized in earnings when the hedged item is recognized in earnings. For net investment hedges of certain of our foreign operations, the change in the fair value of the hedging instruments is reported in Other comprehensive income (loss) as part of the cumulative translation adjustment and partially offsets the impact of foreign currency changes on the value of our net investment.

Cash flows from derivatives, which are designated as accounting hedges or applied as economic hedges, are presented consistently with the cash flow classification of the related hedged items. See Note 9 for additional information.

Variable Interest Entities
VIEs are entities that lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. We consolidate the assets and liabilities of VIEs when we are deemed to be the primary beneficiary. The primary beneficiary is the party that has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Recently Adopted Accounting Standards
The following ASUs were issued by the Financial Accounting Standards Board (FASB), and have been recently adopted by Verizon.

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
1/1/2020
We adopted Topic 326 beginning on January 1, 2020 using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings recorded at the beginning of the period of adoption. Therefore upon adoption, we recognized and measured estimated credit losses without revising comparative period information or disclosures. We recorded the pre-tax cumulative effect of $265 million ($200 million net of tax) as a reduction to the January 1, 2020 opening balance of retained earnings, which was related to the timing of expected credit loss recognition for certain device payment plan receivables based upon reasonable and supportable forecasts of the future economic condition as of January 1, 2020. Additionally, the adoption of the standard impacted the consolidated balance sheet by presenting financial assets measured at amortized cost separate from the allowance for estimated credit losses. There is no significant impact to our operating results upon the adoption of this standard update.

ASU 2020-04, Reference Rate Reform (Topic 848)
Topic 848 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.	3/12/2020	Topic 848 was effective for the Company beginning on March 12, 2020, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the current period as a result of adopting this standard update.
`
The cumulative after-tax effect of the changes made to our consolidated balance sheet for the adoption of Topic 326 were as follows:

(dollars in millions)	At December 31, 2019	Adjustments due to Topic 326	At January 1, 2020
Allowance for credit losses	$—	$919	$919
Allowance for doubtful accounts	733	(733)	—
Other assets	10,141	(79)	10,062
Deferred income taxes	34,703	(65)	34,638
Retained earnings	53,147	(200)	52,947

See Note 8 for additional information related to credit losses, including disclosures required under Topic 326.

Opening Equity Balance Sheet Adjustments from Accounting Standards Adopted in 2019 and 2018
On January 1, 2019, we adopted Topic 842 using the modified retrospective approach. The cumulative after-tax effect of the changes made to our consolidated balance sheet for the adoption of Topic 842 was as follows:

(dollars in millions)	At December 31, 2018	Adjustments due to Topic 842	At January 1, 2019
Retained earnings	$43,542	$410	$43,952
Noncontrolling interests	1,565	1	1,566

On January 1, 2018, we adopted Topic 606, ASU 2018-02, Income Statement-Reporting Comprehensive Income and other ASUs. We adopted Topic 606 using the modified retrospective method. We early adopted ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act (TCJA). The cumulative after-tax effect of the changes made to our consolidated balance sheet for the adoption of Topic 606, ASU 2018-02 and other ASUs was as follows:

		Adjustments due to
(dollars in millions)	At December 31, 2017	Topic 606	ASU 2018-02	Other ASUs	At January 1, 2018
Retained earnings	$35,635	$2,890	$(652)	$(6)	$37,867
Accumulated other comprehensive income	2,659	—	652	(22)	3,289
Noncontrolling interests	1,591	44	—	—	1,635

Note 2. Revenue and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.
Revenue by Category
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. Revenue is disaggregated by products and services within Consumer, and customer groups (Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale) within Business. See Note 13 for additional information on revenue by segment.

Corporate and other includes the results of our media business, Verizon Media, and other businesses. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $7.0 billion, $7.5 billion and $7.7 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within Topic 842, we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. Revenues from arrangements that were not accounted for under Topic 606 were approximately $3.0 billion, $3.1 billion and $4.5 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At December 31, 2020, month-to-month service contracts represented approximately 90% of our wireless postpaid contracts and 75% of our wireline Consumer and Small and Medium Business contracts, compared to December 31, 2019, for which month-to-month service contracts represented approximately 88% of our wireless postpaid contracts and 61% of our wireline Consumer and Small and Medium Business contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services and certain Verizon Media contracts with customers that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately five years ending in July 2026 and have aggregate contract minimum payments totaling $2.6 billion.

At December 31, 2020, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for 2021, 2022 and thereafter was $17.4 billion, $6.9 billion and $1.5 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

Accounts Receivable and Contract Balances
The timing of revenue recognition may differ from the time of billing to our customers. Receivables presented in our consolidated balance sheets represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either Verizon has performed, by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer, or the customer has made payment to Verizon in advance of obtaining control of the goods and/or services promised to the customer in the contract.

The following table presents information about receivables from contracts with customers:

	At December 31,	At December 31,	At January 1,
(dollars in millions)	2020(1)	2019	2019
Receivables(2)	$12,029	$12,078	$12,104
Device payment plan agreement receivables(3)	10,358	11,741	8,940
(1) Balances reflected are subsequent to the adoption of Topic 326 on January 1, 2020.
(2) Balances do not include receivables related to the following contracts: leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.
(3) Included in device payment plan agreement receivables presented in Note 8. Balances do not include receivables related to contracts completed prior to January 1, 2018 and receivables derived from the sale of equipment on a device payment plan through an authorized agent.

The following table presents information about contract balances:

	At December 31,	At December 31,	At January 1,
(dollars in millions)	2020	2019	2019
Contract asset	$937	$1,150	$1,003
Contract liability	5,598	5,307	4,943

Contract assets primarily relate to our rights to consideration for goods or services provided to customers but for which we do not have an unconditional right at the reporting date. Under a fixed-term plan, total contract revenue is allocated between wireless service and equipment revenues. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer when the performance obligation related to the transfer of control of the equipment is satisfied. The contract asset is reclassified to accounts receivable as wireless services are provided and billed. We have the right to bill the customer as service is provided over time, which results in our right to the payment being unconditional. The contract asset balances are presented in our consolidated balance sheets as Prepaid expenses and other and Other assets. We recognize the allowance for credit losses at inception and reassess quarterly based on management's expectation of the asset's collectability.

Contract assets decreased $213 million during the year ended December 31, 2020. The change in the contract asset balance was primarily due to reclassifications to accounts receivable due to billings on existing contracts and impairment charges of $75 million, partially offset by new contracts driven by customer activity related to wireless. Contract assets increased $147 million during the year ended December 31, 2019. The change in the contract asset balance was primarily due to new contracts and increases in sales promotions recognized upfront, driven by customer activity related to wireless and Fios services, partially offset by reclassifications to accounts receivable due to billings on existing contracts and impairment charges of $113 million.

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the goods or services promised in the contract. We typically bill service one month in advance, which is the primary component of the contract liability balance. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in our consolidated balance sheets as Other current liabilities and Other liabilities.

Contract liabilities increased $291 million during the year ended December 31, 2020. The change in contract liabilities was primarily due to increases in sales promotions recognized over time and upfront fees, as well as increases in deferred revenue related to advanced billings, partially offset by the satisfaction of performance obligations related to wireless and Fios services. Contract liabilities increased $364 million during the year ended December 31, 2019. The change in contract liabilities was primarily due to increases in sales promotions recognized over time and upfront fees, as well as increases in deferred revenue related to advanced billings, partially offset by the satisfaction of performance obligations related to wireless and Fios services.

Revenue recognized during the years ended December 31, 2020 and 2019 related to contract liabilities existing at January 1, 2020 and 2019 were $4.3 billion and $4.2 billion, respectively, as performance obligations related to services were satisfied.

The balance of contract assets and contract liabilities recorded in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2020	2019
Assets
Prepaid expenses and other	$733	$848
Other assets	204	302
Total	$937	$1,150

Liabilities
Other current liabilities	$4,843	$4,651
Other liabilities	755	656
Total	$5,598	$5,307

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

The balances of deferred contract costs included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2020	2019
Assets
Prepaid expenses and other	$2,472	$2,578
Other assets	2,070	1,911
Total	$4,542	$4,489

For the years ended December 31, 2020 and 2019, we recognized expense of $3.1 billion and $2.7 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the years ended December 31, 2020 and 2019.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
During 2019, the FCC completed two millimeter wave spectrum license auctions, Auction 101 and Auction 102. Verizon participated in these auctions and was the high bidder on 9 and 1,066 licenses, respectively, in the 24 Gigahertz (GHz) and 28 GHz bands. We submitted an application to the FCC and paid cash of approximately $521 million for the licenses. We received the licenses during the fourth quarter of 2019.

In March 2020, the FCC's incentive auction, Auction 103, for spectrum licenses in the upper 37 GHz, 39 GHz, and 47 GHz bands concluded. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that were applied towards the purchase price of spectrum in the auction. The value of the licenses won by Verizon amounted to $3.4 billion, of which $1.8 billion was settled with the relinquished 39 GHz licenses. The remaining balance was settled in cash of $1.6 billion, of which $101 million was paid in December 2019. In connection with the incentive auction, a pre-tax net loss of $1.2 billion ($914 million after-tax) was recorded in Selling, general and administrative expense in the consolidated statement of income during 2020 because the exchange of the previously held licenses for new licenses had commercial substance. See Note 4 for additional information. The new reconfigured licenses were received in the second quarter 2020 and are included in Wireless licenses in our consolidated balance sheet. The average remaining renewal period for these acquired licenses was 9.9 years.

The fair value of the licenses represents a Level 2 measurement as defined in Accounting Standards Codification 820, Fair Value Measurements and Disclosures, and was determined based on the final auction price for each defined geographical area.

In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Verizon participated in the auction and was the high bidder on 557 licenses in the 3.5 GHz band. We submitted an application to the FCC and paid a cash deposit of approximately $1.9 billion for the licenses. Deposits required to participate in these auctions and purchase licenses are recorded within Other assets in our consolidated balance sheet until the corresponding licenses are received, and within Net cash used in investing activities in our consolidated statements of cash flows. The timing of when the licenses will be issued will be determined by the FCC after all payments have been made.

In September 2020, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, filed an application to participate in FCC Auction 107, which relates to mid-band wireless spectrum known as C-Band. The auction commenced on December 8, 2020. On February 24, 2021, the FCC issued a final notice announcing the conclusion and results of the auction. In its final notice, the FCC announced that Cellco was the winning bidder with respect to approximately $45.5 billion of licenses. Down payments, in the amount of 20% of the cost of the spectrum licenses less the amount of the upfront payment made by bidders in October 2020, with respect to the auction are due on March 10, 2021, and final payments in the amount of 80% of the cost of the spectrum licenses are due on March 24, 2021. In accordance with the rules applicable to the auction, licensees also must pay their allocable shares of an estimated $13.1 billion in associated clearing and incentive costs at the times contemplated by the auction rules.

During 2020 and 2019, we entered into and completed various other wireless license acquisitions for cash consideration of $360 million and an insignificant amount, respectively. During 2018, we entered into and completed various wireless license transactions, including the purchase of Straight Path Communications Inc. (Straight Path) and NextLink Wireless LLC (NextLink).

Straight Path
In May 2017, we entered into a purchase agreement to acquire Straight Path, a holder of millimeter wave spectrum configured for fifth-generation (5G) wireless services, for total consideration reflecting an enterprise value of approximately $3.1 billion. Under the terms of the purchase agreement, we agreed to pay: (1) Straight Path shareholders $184.00 per share, payable in Verizon shares; and (2) certain transaction costs payable in cash of approximately $736 million, consisting primarily of a fee to be paid to the FCC. The transaction closed in February 2018 at which time we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion, and paid the associated cash consideration.

The acquisition of Straight Path was accounted for as an asset acquisition, as substantially all of the value related to the acquired spectrum. Upon closing, we recorded approximately $4.5 billion of wireless licenses and $1.4 billion of a deferred tax liability. The spectrum acquired as part of the transaction is being used for our 5G technology deployment.

Blue Jeans Network, Inc.
In April 2020, we entered into a definitive purchase agreement to acquire Blue Jeans Network, Inc. (BlueJeans), an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $397 million, net of cash acquired.

The financial results of BlueJeans are included in the consolidated results of Verizon from the date of acquisition. Revenue related to BlueJeans was approximately $73 million for the year ended December 31, 2020.

The acquisition of BlueJeans was accounted for as a business combination. We are currently assessing the identification and measurement of the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, subject to customary closing adjustments. Preliminarily, we recorded approximately $253 million of goodwill and $190 million of other intangible assets, which primarily consisted of customer lists and internally developed technology. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within Business.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (Tracfone Purchase Agreement) with América Móvil to acquire TracFone Wireless, Inc. (Tracfone), a provider of prepaid and value mobile services in the U.S. Under the terms of the Tracfone Purchase Agreement, we will acquire all of the stock of Tracfone for approximately $3.1 billion in cash and $3.1 billion in Verizon common stock, subject to customary adjustments, at closing. The number of shares issued will be based on an average trading price determined as of the closing date and is subject to a minimum number of shares issuable of 47,124,445 and a maximum number of shares issuable of 57,596,544. The Tracfone Purchase Agreement also includes up to an additional $650 million in future cash consideration related to the achievement of certain performance measures and other commercial arrangements. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the second half of 2021.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular, a rural wireless operator serving central Kentucky. Bluegrass Cellular provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the first quarter of 2021.

Other
In July 2019, Verizon completed a sale-leaseback transaction for buildings and real estate. See Note 6 for additional information related to the transaction. In connection with this transaction and other insignificant transactions, we recorded a pre-tax net gain from dispositions of assets and businesses of $261 million in Selling, general and administrative expense in our consolidated statement of income for the year ended December 31, 2019.

During 2020, we completed various other acquisitions for approximately $127 million in cash consideration. During 2019 and 2018, we completed various other acquisitions for an insignificant amount of cash consideration.

In November 2020, Verizon entered into an agreement to sell our Huffington Post business. In connection with this transaction, we recorded a pre-tax loss of $126 million in Selling, general and administrative expense in our consolidated statement of income for the year ended December 31, 2020. The transaction closed in February 2021.

Note 4. Wireless Licenses, Goodwill and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	(dollars in millions)
At December 31,	2020	2019
Wireless licenses	$96,097	$95,059

At December 31, 2020 and 2019, approximately $6.4 billion and $6.2 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $242 million and $321 million of capitalized interest on wireless licenses for the years ended December 31, 2020 and 2019, respectively.

In the first quarter of 2020, we reclassified substantially all of our 39 GHz wireless licenses, including capitalized interest, with a carrying value of $2.8 billion to assets held for sale in connection with the FCC's incentive auction, Auction 103. As a result, these wireless licenses were adjusted down to their fair value of $1.6 billion resulting in a pre-tax loss of $1.2 billion ($914 million after-tax) in 2020. The new reconfigured licenses were received in the second quarter 2020 and had a value of $3.4 billion. See Note 3 for additional information regarding spectrum license transactions in 2020 and 2019.

During 2020, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years. See Note 1 for additional information.

As discussed in Note 1, we test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. In 2020 and 2019, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of our wireless licenses was less than the carrying amount. In 2018, our quantitative impairment test consisted of comparing the estimated fair value of our aggregate wireless licenses estimated using the Greenfield approach to the aggregated carrying amount of the licenses as of the test date. Our annual assessments in 2020, 2019 and 2018 indicated that the fair value of our wireless licenses exceeded the carrying value and, therefore, did not result in impairment.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities.

Goodwill
The Company transitioned into our new reporting structure as of April 1, 2019, which resulted in certain changes to our operating segments and reporting units. Upon the date of reorganization, the goodwill of our historical Wireless reporting unit, historical Wireline reporting unit and historical Verizon Connect reporting unit were reallocated to our new Consumer and Business reporting units using a relative fair value approach.

Changes in the carrying amount of Goodwill are as follows:

					(dollars in millions)
	Consumer	Business	Wireless	Wireline	Other (1)	Total
Balance at January 1, 2019	$—	$—	$18,397	$3,871	$2,346	$24,614
Acquisitions	—	—	—	20	—	20
Reclassifications, adjustments and other	—	—	—	1	—	1
Balance at March 31, 2019	—	—	18,397	3,892	2,346	24,635
Reporting Unit reallocation (2)	17,104	7,269	(18,397)	(3,892)	(2,084)	—
Balance at April 1, 2019	17,104	7,269	—	—	262	24,635
Acquisitions	—	2	—	—	—	2
Media goodwill impairment	—	—	—	—	(186)	(186)
Reclassifications, adjustments and other	—	(2)	—	—	(60)	(62)
Balance at December 31, 2019	17,104	7,269	—	—	16	24,389
Acquisitions (3)	118	254	—	—	—	372
Reclassifications, adjustments and other	—	12	—	—	—	12
Balance at December 31, 2020	$17,222	$7,535	$—	$—	$16	$24,773
(1) Other Goodwill is net of accumulated impairment charges of $4.8 billion at December 31, 2019 and December 31, 2020, related to our Media reporting unit.
(2) Represents the reallocation of goodwill as a result of the Company reorganizing its segments.
(3) Changes in goodwill due to acquisitions is related to BlueJeans and an other insignificant transaction. See Note 3 for additional information.

We performed qualitative impairment assessments for our Consumer and Business reporting units during the fourth quarter of 2020 and 2019. Our qualitative assessments indicated that it was more likely than not that the fair values for our Consumer and Business reporting units exceeded their respective carrying values and, therefore, did not result in an impairment.

We performed impairment assessments of the reporting units impacted by the strategic reorganization, specifically our historical Wireless, historical Wireline and historical Connect reporting units on March 31, 2019, immediately before our strategic reorganization became effective. Our impairment assessments indicated that the fair value for each of our historical Wireless, historical Wireline and historical Connect reporting units exceeded their respective carrying values, and therefore did not result in a goodwill impairment. We then performed quantitative assessments of our Consumer and Business reporting units on April 1, 2019, immediately following our strategic reorganization. Our impairment assessments indicated that the fair value for each of our Consumer and Business reporting units exceeded their respective carrying values and therefore, did not result in a goodwill impairment. Our Media reporting unit was not impacted by the strategic reorganization and there was no indicator of impairment as of the reorganization date.

We performed quantitative impairment assessments for our Media reporting unit in 2019 and 2018. For details on our Media reporting unit, refer to the discussion below.

Our Media business, Verizon Media, experienced increased competitive and market pressures throughout 2018 that resulted in lower than expected revenues and earnings. These pressures were expected to continue and have resulted in a loss of market positioning to our competitors in the digital advertising business. Our Media business also achieved lower than expected benefits from the integration of the Yahoo and AOL businesses.

In connection with Verizon’s annual budget process during the fourth quarter of 2019 and 2018, the leadership at both Verizon Media and Verizon completed a comprehensive five-year strategic planning review of Verizon Media's business prospects resulting in unfavorable adjustments to Verizon Media's financial projections. These revised projections were used as a key input into Verizon Media's annual goodwill impairment tests performed in the fourth quarter of 2019 and 2018.

During the fourth quarter of 2019 and 2018, consistent with our accounting policy, we applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which resulted in the determination that the fair value of the Media reporting unit was less than its carrying amount. As a result, we recorded a non-cash goodwill impairment charge of approximately $186 million ($176 million after-tax) in the fourth quarter of 2019 and a charge of $4.6 billion ($4.5 billion after-tax) in the fourth quarter of 2018 in our consolidated statement of income. The goodwill balance of the Media reporting unit has been fully written off as a result of these impairment charges.

We performed a quantitative impairment assessment for all of the other reporting units in 2018. Our impairment tests indicated that the fair value for each of our historical Wireless, historical Wireline and historical Connect reporting units exceeded their respective carrying value and, therefore, did not result in an impairment.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

				(dollars in millions)
			2020			2019
At December 31,	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$4,021	$(1,961)	$2,060	$3,896	$(1,511)	$2,385
Non-network internal-use software (5 to 7 years)	21,685	(15,104)	6,581	20,530	(14,418)	6,112
Other (2 to 25 years)	1,771	(999)	772	1,967	(966)	1,001
Total	$27,477	$(18,064)	$9,413	$26,393	$(16,895)	$9,498

The amortization expense for Other intangible assets was as follows:

Years	(dollars in millions)
2020	$2,445
2019	2,311
2018	2,217

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2021	$2,337
2022	2,009
2023	1,639
2024	1,210
2025	846

Note 5. Property, Plant and Equipment
The following table displays the details of Property, plant and equipment, which is stated at cost:

		(dollars in millions)
At December 31,	Lives (years)	2020	2019
Land	-	$608	$594
Buildings and equipment	7 to 45	32,933	31,216
Central office and other network equipment	3 to 50	160,369	152,733
Cable, poles and conduit	7 to 50	56,814	52,658
Leasehold improvements	5 to 20	9,497	9,072
Work in progress	-	8,576	9,234
Furniture, vehicles and other	3 to 20	10,940	10,227
		279,737	265,734
Less accumulated depreciation		184,904	173,819
Property, plant and equipment, net		$94,833	$91,915

Note 6. Leasing Arrangements
We enter into various lease arrangements for network equipment including towers, distributed antenna systems, small cells, real estate and connectivity mediums including dark fiber, equipment, and other various types of assets for use in our operations. Our leases have remaining lease terms ranging from 1 year to 30 years, some of which include options that we can elect to extend the leases term for up to 25 years, and some of which include options to terminate the leases. For the majority of leases entered into during the current period, we have concluded it is not reasonably certain that we would exercise the options to extend the lease or terminate the lease. Therefore, as of the lease commencement date, our lease terms generally do not include these options. We include options to extend the lease when it is reasonably certain that we will exercise that option.

During March 2015, we completed a transaction with American Tower Corporation (American Tower) pursuant to which American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers for an upfront payment of $5.0 billion. We have subleased capacity on the towers from American Tower for a minimum of 10 years at current market rates in 2015, with options to renew. We continue to include the towers in Property, plant and equipment, net in our consolidated balance sheets and depreciate them accordingly. In addition to the rights to lease and operate the towers, American Tower assumed the interest in the underlying ground leases related to these towers. While American Tower can renegotiate the terms of and is responsible for paying the ground leases, we are still the primary obligor for these leases and accordingly, the present value of these ground leases are included in our operating lease right-of-use assets and operating lease liabilities. We do not expect to be required to make ground lease payments unless American Tower defaults, which we determined to be remote.

The components of net lease cost were as follows:

		(dollars in millions)
Years Ended December 31,	Classification	2020	2019
Operating lease cost (1)	Cost of services Selling, general and administrative expense	$5,016	$4,746
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	309	330
Interest on lease liabilities	Interest expense	39	38
Short-term lease cost (1)	Cost of services Selling, general and administrative expense	22	40
Variable lease cost (1)	Cost of services Selling, general and administrative expense	295	218
Sublease income	Service revenues and other	(291)	(275)
Total net lease cost		$5,390	$5,097

Gain on sale and leaseback transaction, net	Selling, general and administrative expense	$—	$(391)
(1) All operating lease costs, including short-term and variable lease costs, are split between Cost of services and Selling, general and administrative expense in the consolidated statements of income based on the use of the facility or equipment that the rent is being paid on. See Note 1 for additional information. Variable lease costs represent payments that are dependent on a rate or index, or on usage of the asset.
Supplemental disclosure for the statements of cash flows related to operating and finance leases were as follows:

	(dollars in millions)
Years Ended December 31,	2020	2019
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(4,813)	$(4,392)
Operating cash flows for finance leases	(39)	(38)
Cash Flows from Financing Activities
Financing cash flows for finance leases	(394)	(352)
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	3,800	3,510
Right-of-use assets obtained in exchange for new finance lease liabilities	562	564

Supplemental disclosures for the balance sheet related to finance leases were as follows:

	(dollars in millions)
At December 31,	2020	2019
Assets
Property, plant and equipment, net	$1,127	$939

Liabilities
Debt maturing within one year	$368	$336
Long-term debt	916	780
Total Finance lease liabilities	$1,284	$1,116

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At December 31,	2020	2019
Weighted-average remaining lease term (years)
Operating Leases	8	9
Finance Leases	4	5
Weighted-average discount rate
Operating Leases	3.5%	4.0%
Finance Leases	2.5%	3.2%

The Company's maturity analysis of operating and finance lease liabilities as of December 31, 2020 were as follows:

		(dollars in millions)
Years	Operating Leases	Finance Leases
2021	$4,327	$373
2022	3,924	324
2023	3,561	267
2024	3,023	211
2025	2,189	90
Thereafter	7,970	101
Total lease payments	24,994	1,366
Less interest	3,509	82
Present value of lease liabilities	21,485	1,284
Less current obligation	3,485	368
Long-term obligation at December 31, 2020	$18,000	$916

As of December 31, 2020, we have contractually obligated lease payments amounting to $1.6 billion primarily for office facility operating leases and small cell colocation and fiber operating leases that have not yet commenced. We have legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. We have certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Real Estate Transaction
On July 23, 2019, Verizon completed a sale-leaseback transaction for buildings and real estate. We received total gross proceeds of approximately $1.0 billion. We leased back a portion of the buildings and real estate sold and accounted for it as an operating lease. The term of the leaseback is for two years with four options to renew for an additional three months each. The proceeds received as a result of this transaction have been classified in Other, net within Cash Flows from Investing Activities in our consolidated statement of cash flows for the year ended December 31, 2019. The net gain as a result of this transaction is included in the components of net lease cost table above.

Disclosures Related to Periods Prior to Adoption of Topic 842
Total rent expense under operating leases amounted to $4.1 billion in 2018.

Note 7. Debt
Outstanding long-term debt obligations as of December 31, 2020 and 2019 are as follows:

				(dollars in millions)
At December 31,	Maturities	Interest Rates %		2020	2019
Verizon Communications	< 5 Years	0.85 – 5.51		$17,936	$19,885
	5-10 Years	1.38 – 7.75		35,423	30,038
	> 10 Years	1.75 – 8.95		65,019	47,777
	< 5 Years	Floating	(1)	2,917	2,210
	5-10 Years	Floating	(1)	941	1,789
Alltel Corporation	5-10 Years	6.80		38	38
	> 10 Years	7.88		58	58
Operating telephone company subsidiaries—debentures	< 5 Years	7.88 – 8.00		141	141
	5-10 Years	6.00 – 8.38		317	286
	> 10 Years	5.13 – 8.75		308	339
GTE LLC	< 5 Years	8.75		141	141
	5-10 Years	6.94		250	250
Other subsidiaries—asset-backed debt	< 5 Years	0.41 – 3.56		9,414	8,116
	< 5 Years	Floating	(1)	1,216	4,277
Finance lease obligations (average rate of 2.5% and 3.2% in 2020 and 2019, respectively)				1,284	1,116
Unamortized discount, net of premium				(6,057)	(4,480)
Unamortized debt issuance costs				(604)	(492)
Total long-term debt, including current maturities				128,742	111,489
Less long-term debt maturing within one year				5,569	10,777
Total long-term debt				$123,173	$100,712

Total long-term debt, including current maturities				$128,742	$111,489
Plus short-term notes payable				320	—
Total debt				$129,062	$111,489
(1) The debt obligations bore interest at a floating rate based on the London Interbank Offered Rate (LIBOR) plus an applicable interest margin per annum.

Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, at December 31, 2020 are as follows:

Years	(dollars in millions)
2021	$5,227
2022	8,645
2023	7,511
2024	4,286
2025	8,528
Thereafter	93,865

During 2020, we received $31.5 billion of proceeds from long-term borrowings, which included $5.6 billion of proceeds from asset-backed debt transactions. The net proceeds are a result of the liquidity strategy that we pursued at the beginning of the COVID-19 pandemic to maintain a higher cash balance in order to further protect the Company against the economic uncertainties associated with the COVID-19 pandemic and to opportunistically raise cash to finance future obligations at a time when we believed that market conditions were favorable. We used $17.2 billion of cash to repay, redeem and repurchase long-term borrowings and finance lease obligations, including $7.4 billion to prepay and repay asset-backed, long-term borrowings. The net proceeds from the green bond issued in 2020 are expected to be used to fund certain renewable energy projects.

During 2019, we received $18.7 billion of proceeds from long-term borrowings, which included $8.6 billion of proceeds from asset-backed debt transactions. The net proceeds were used for general corporate purposes including the repayment of debt and the funding of certain eligible green projects. We used $23.9 billion of cash to repay, redeem and repurchase long-term borrowings and finance lease obligations, including $6.3 billion to prepay and repay asset-backed, long-term borrowings.

2020 Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities, including, for example, to complete our acquisition of Tracfone or to acquire additional wireless spectrum, or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the year ended December 31, 2020.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Verizon 2.450% - 5.150% notes and floating rate notes, due 2021 - 2024	$1,047	$—
Verizon 1.680% notes due 2030 (1)	—	1,147
Verizon 5.012% - 6.550% notes, due 2037 - 2049	3,666	—
Verizon 2.987% notes due 2056 (1)	—	4,500
Total (2)	$4,713	$5,647
(1) The principal amount issued in exchange does not include either an insignificant amount of cash paid in lieu of the issuance of fractional new notes or accrued and unpaid interest paid on the old notes accepted for exchange to the date of exchange.
(2) The debt exchange offers above meet the criteria to be accounted for as a modification of debt. As a result, the excess of new notes issued over the notes exchanged of $934 million, and an additional $748 million cash consideration paid were recorded as a discount to Long-term debt in the consolidated balance sheets. The cash payment was recorded in Other, Net within Cash Flows from Financing activities.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/ Redeemed/ Repurchased	Amount Paid (1)
Verizon 4.950% notes due 2047	$1,475	$1,475
Verizon 5.143% preferred stock due 2020	1,650	1,650
Verizon floating rate (LIBOR +0.550%) notes due 2020 (2)	1,018	1,018
Verizon 4.600% notes due 2021	920	949
Verizon 3.125% notes due 2022	1,256	1,314
Verizon 3.450% notes due 2021	566	575
Open market repurchases of various Verizon notes	121	143
Verizon 2.375% notes due 2022 (3)	€935	1,199
Verizon 0.500% notes due 2022 (4)	€454	517
Total		$8,840
(1) Represents amount paid to repay, redeem or repurchase, excluding interest or dividend.
(2) The three-month LIBOR.
(3) Principal and premium amount repaid was €980 million. U.S. dollar amount paid includes cash settlement from derivatives entered into in connection with the transaction. See Note 9 for information on cross currency swaps.
(4) Principal and premium amount repaid was €463 million. U.S. dollar amount paid includes cash settlement from derivatives entered into in connection with the transaction. See Note 9 for information on cross currency swaps.

Issuances

(dollars in millions)	Principal Amount Issued		Net Proceeds (1)
Verizon 3.600% notes due 2060		$2,385	$2,369
Verizon 3.000% notes due 2027	750		747
Verizon 3.150% notes due 2030	1,500		1,489
Verizon 4.000% notes due 2050	1,250		1,241
Verizon 1.500% notes due 2030 (2)	1,000		995
Verizon 3.000% notes due 2060	1,123		1,115
Verizon 0.850% notes due 2025	2,000		1,994
Verizon 1.750% notes due 2031	2,250		2,231
Verizon 2.650% notes due 2040	3,000		2,979
Verizon 2.875% notes due 2050	2,750		2,722
Verizon 3.000% notes due 2060	2,000		1,967
Verizon 2.500% notes due 2030 (3)	C$	1,000	705
Verizon 3.625% notes due 2050 (3)	C$	300	209
Verizon 1.300% notes due 2033 (3)		€1,350	1,464
Verizon 1.850% notes due 2040 (3)		€800	869
Verizon 1.125% notes due 2028 (3)		£600	766
Verizon 1.875% notes due 2038 (3)		£600	765
Total			$24,627
(1) Net proceeds were net of discount and issuance costs.
(2) An amount equal to the net proceeds from this green bond is expected to be used to fund, in whole or in part, certain renewable energy projects, including new and existing investments made by us during the period from July 1, 2020 through the maturity date of the green bond.
(3) See Note 9 for information on derivative transactions related to the issuances.

Short-Term Borrowings and Commercial Paper Program
As of December 31, 2020, we had no short-term borrowings or commercial paper outstanding. In April 2020, we issued $3.5 billion in commercial paper, of which $2.5 billion was repaid during the three months ended June 30, 2020 and the remaining $1.0 billion was repaid during the three months ended September 30, 2020. These transactions were recorded within Other, net cash flow from financing in our consolidated statements of cash flows.

Asset-Backed Debt
As of December 31, 2020, the carrying value of our asset-backed debt was $10.6 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Cash collections on the device payment plan agreement receivables collateralizing our asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other, and Other assets in our consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included in our consolidated balance sheets.

As mentioned above, holders of our asset-backed debt do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. However, if an early amortization of our asset-backed debt occurs, including as a result of increased customer delinquencies or losses relating to the COVID-19 pandemic, all collections on the securitized device payment plan agreement receivables would be used to pay principal and interest on the asset-backed debt, and our financing cash flow requirements would increase for the twelve months immediately following an early amortization event.

ABS Notes
During the year ended December 31, 2020, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %		Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2020
A-1a Senior class notes	1.850		2.46	$1,326
A-1b Senior floating rate class notes	LIBOR + 0.270	(1)	2.46	100
B Junior class notes	1.980		3.18	98
C Junior class notes	2.060		3.36	76
January 2020 total				1,600

August 2020
A Senior class notes	0.470		2.48	1,426
B Junior class notes	0.680		3.18	98
C Junior class notes	0.830		3.36	76
August 2020 total				1,600

November 2020
A Senior class notes	0.410		2.45	1,069
B Junior class notes	0.670		3.19	74
C Junior class notes	0.770		3.37	57
November 2020 total				1,200
Total				$4,400
(1) The one-month LIBOR at December 31, 2020 was 0.144%.

Under the terms of each series of ABS Notes, there is a two year revolving period during which we may transfer additional receivables to the ABS Entity. During the year ended December 31, 2020, we made aggregate principal repayments of $3.4 billion on ABS notes that have entered the amortization period, including principal payments made in connection with clean-up redemptions. During the year ended December 31, 2019, we made aggregate principal repayments of $3.3 billion on ABS notes that had entered the amortization period, including principal payments made in connection with clean-up redemptions. In January 2021, we made a principal payment of $180 million in connection with a clean-up redemption.

ABS Financing Facility
In May 2020, we amended and restated our outstanding ABS financing facility originally entered into in 2016, and previously amended and restated in 2019, with a number of financial institutions (ABS Financing Facility). Under the terms of the ABS Financing Facility, the financial institutions make advances under asset-backed loans backed by device payment plan agreement receivables of both consumer and business customers. One loan agreement is outstanding in connection with the ABS Financing Facility, and such loan agreement was amended and restated in May 2020. The loan agreement has a final maturity date in May 2024 and bears interest at floating rates. There is a one year revolving period until May 2021, which may be extended with the approval of the financial institutions. Under the loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. During 2020, we borrowed $1.3 billion and prepaid $4.0 billion under the loan agreement. The aggregate outstanding balance under the ABS Financing Facility was $500 million as of December 31, 2020.

Variable Interest Entities
The ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary as we have both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity. Therefore, the assets, liabilities and activities of the ABS Entities are consolidated in our financial results and are included in amounts presented on the face of our consolidated balance sheets.

The assets and liabilities related to our asset-backed debt arrangements included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2020	2019
Assets
Accounts receivable, net	$9,257	$10,525
Prepaid expenses and other	1,128	1,180
Other assets	2,950	3,856

Liabilities
Accounts payable and accrued liabilities	8	11
Debt maturing within one year	4,191	5,578
Long-term debt	6,413	6,791

See Note 8 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At December 31, 2020
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,392	N/A
Various export credit facilities (2)	2022-2028	7,500	1,000	$4,882
Total		$17,000	$10,392	$4,882
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During 2020 and 2019, we drew down $1.0 billion and $1.5 billion from these facilities, respectively. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

2021 Credit Agreement
Delayed Draw Term Loan Credit Agreement
On February 24, 2021 (the Effective Date), Verizon entered into a $25.0 billion Delayed Draw Term Loan Credit Agreement (the Credit Agreement) with two financial institutions, which includes initial commitments of $12.5 billion from each of these parties. The Credit Agreement provides Verizon with the ability to borrow up to $25.0 billion for general corporate purposes, including any potential acquisition of spectrum. The loans under the Credit Agreement are available during the period (the Availability Period) beginning on the Effective Date and ending on the earlier of (i) May 28, 2021, and (ii) the receipt by the two financial institutions of written notice by Verizon of its election to terminate commitments pursuant to the Credit Agreement. The availability of the loans under the Credit Agreement, which have not yet been funded, is subject to the satisfaction (or waiver) of the conditions that certain representations of Verizon are accurate in all material respects and the absence of certain event of default. The loans under the Credit Agreement are to be made in a single borrowing on the funding date and will mature and be payable in full on the date that is 364 days after the funding date unless extended pursuant to the terms of the Credit Agreement. The two financial institutions may syndicate their commitments under the Credit Agreement, subject to the terms of the Credit Agreement.

Interest Rate and Fees
The loans under the Credit Agreement will bear interest at a rate equal to, at the option of Verizon, (i) the base rate (defined as the greater of the rate last quoted by the Wall Street Journal as the "prime rate", the federal funds rate plus 0.500%, and one-month LIBOR plus 1.000%, subject to a floor of 1.000%) or (ii) LIBOR, in each case plus a margin to be determined by reference to Verizon’s credit ratings and ranging from 0.000% to 0.125% in the case of base rate loans and 0.625% to 1.125% in the case of LIBOR loans. Additional margin of 0.125% is added to the loan on December 31, 2021.

Verizon will pay a commitment fee on the daily actual unused commitment of each lender starting on the date that is 60 days after the Effective Date through the last day of the Availability Period. This fee accrues at a rate determined by reference to Verizon’s credit ratings and ranges from 0.070% to 0.125% per annum.

Prepayments
The Credit Agreement requires Verizon to reduce unused commitments and prepay the loans with 100% of the net cash proceeds received from issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions.

Covenants and Events of Default
The Credit Agreement contains certain negative covenants, including a negative pledge covenant, a merger or similar transaction covenant and an accounting changes covenant, and affirmative covenants and events of default that are customary for companies maintaining an investment grade credit rating. An event of default may result in the inability to borrow in certain circumstances or the acceleration of any outstanding loan under the Credit Agreement, as applicable.

Non-Cash Transactions
During the years ended December 31, 2020, 2019 and 2018, we financed, primarily through vendor financing arrangements, the purchase of approximately $1.7 billion, $563 million, and $1.1 billion, respectively, of long-lived assets consisting primarily of network equipment. As of December 31, 2020 and 2019, $1.6 billion and $1.1 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of December 31, 2020, $765 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of December 31, 2020, $391 million aggregate principal amount of these obligations remain outstanding.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 8. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our consolidated balance sheet:

	At December 31, 2020
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable(2)	$12,287	$5,320	$7,562	$25,169
Less Allowance for credit losses	686	262	304	1,252
Accounts receivable, net of allowance	$11,601	$5,058	$7,258	$23,917
(1) Other receivables primarily include wireline receivables, Verizon Media receivables and other receivables, the allowances for which are individually insignificant.
(2) Following the adoption of Topic 326 on January 1, 2020, accounts receivable are measured at amortized cost.

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. We no longer offer Consumer customers new fixed-term, subsidized service plans for devices; however, we continue to offer subsidized plans to our Business customers. We also continue to service existing plans for customers who have not yet purchased and activated devices under the Verizon device payment program.

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our consolidated balance sheets:

	(dollars in millions)
At December 31,	2020	2019(1)
Device payment plan agreement receivables, gross	$17,959	$19,493
Unamortized imputed interest	(453)	(454)
Device payment plan agreement receivables, at amortized cost	17,506	19,039
Allowance (2)	(940)	(472)
Device payment plan agreement receivables, net	$16,566	$18,567

Classified in our consolidated balance sheets:
Accounts receivable, net	$11,601	$13,045
Other assets	4,965	5,522
Device payment plan agreement receivables, net	$16,566	$18,567
(1) Balances reflected are prior to the adoption of Topic 326 on January 1, 2020.
(2) Includes allowance for both short-term and long-term device payment plan agreement receivables. The allowance at December 31, 2020 and December 31, 2019 relate to our provision for credit losses and doubtful accounts, respectively.

Included in our device payment plan agreement receivables, net at December 31, 2020 and December 31, 2019, are net device payment plan agreement receivables of $12.1 billion and $14.3 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our consolidated balance sheets. See Note 7 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our consolidated statements of income, is recognized over the financed device payment term.

Promotions
We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability, measured at fair value, for the customer's right to trade-in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At December 31, 2020 and December 31, 2019, the amount of trade-in liability was $70 million and $103 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, as of December 31, 2020, by credit quality indicator and year of origination:

	Year of Origination
(dollars in millions)	2020	2019	Prior to 2019(1)	Total
New customers	$1,914	$765	$12	$2,691
Existing customers	10,662	4,103	50	14,815
Total	$12,576	$4,868	$62	$17,506
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on December 31, 2020.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of December 31, 2020, wireless service receivables, at amortized cost, originating in 2020 and 2019 were $5.3 billion and an insignificant amount, respectively.

Allowance for Credit Losses
The credit quality indicators are used in determining the estimated amount and the timing of expected credit losses for the device payment plan agreement and wireless service receivables portfolios.

Activity in the allowance for credit losses by portfolio segment of receivables were as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2020	$472	$156
Opening balance sheet adjustment related to Topic 326 adoption	265	—
Adjusted opening balance, January 1, 2020	737	156
Current period provision for expected credit losses	780	340
Write-offs charged against the allowance	(621)	(303)
Recoveries collected	44	69
Balance at December 31, 2020	$940	$262
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

As of December 31, 2020, our allowance for credit losses considered the current and potential future impacts caused by the COVID-19 pandemic based on available information to date. The impacts also include the Company's commitment to the FCC's "Keep Americans Connected" pledge, through which we pledged to waive late fees for, and not terminate service to, any of our consumer or small business customers who informed us that they had been impacted financially by the COVID-19 pandemic through May 13, which we extended to June 30, 2020. Starting July 1, customers who had notified us that they had been financially impacted by the pandemic and had an unpaid balance were automatically enrolled in our "Stay Connected" repayment program, which allows customers to pay off their service balance over six months and extends any unpaid device payment plan agreements by the number of months unpaid.

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

(dollars in millions)	At December 31, 2020
Unbilled	$16,333
Billed:
Current	937
Past due	236
Device payment plan agreement receivables, at amortized cost	$17,506

Collections of Repurchased Wireless Device Payment Plan Agreement Receivables
During 2017, we repurchased all outstanding device payment plan agreement receivables previously sold under the Receivables Purchase Agreement programs that were terminated in December 2017. Collections following the repurchase of receivables were insignificant during both 2020 and 2019, and were $195 million during 2018. Collections of repurchased receivables were recorded in Cash flows used in investing activities in our consolidated statement of cash flows.

Note 9. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

			(dollars in millions)
	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Foreign exchange forwards	$—	$12	$—	$12
Other assets:
Fixed income securities	—	459	—	459
Interest rate swaps	—	787	—	787
Cross currency swaps	—	1,446	—	1,446
Total	$—	$2,704	$—	$2,704

Liabilities:
Other current liabilities:
Forward starting interest rate swaps	$—	$409	$—	$409
Foreign exchange forwards	—	2	—	2
Other liabilities:
Interest rate swaps	—	303	—	303
Cross currency swaps	—	196	—	196
Forward starting interest rate swaps	—	388	—	388
Total	$—	$1,298	$—	$1,298
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our consolidated balance sheets. As of December 31, 2020 and December 31, 2019, the carrying amount of our investments without readily determinable fair values were $402 million and $284 million, respectively. During 2020, there were approximately $101 million of fair value adjustments due to observable price changes and insignificant impairment charges. Cumulative adjustments due to observable price changes and impairment charges were approximately $81 million and insignificant, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2019	$110,373	$86,712	$42,488	$—	$129,200
At December 31, 2020	127,778	103,967	52,785	—	156,752

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

		(dollars in millions)
At December 31,	2020	2019
Interest rate swaps	$17,768	$17,004
Cross currency swaps	26,288	23,070
Forward starting interest rate swaps	2,000	3,000
Interest rate caps	—	679
Foreign exchange forwards	1,405	1,130

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates that are currently based on LIBOR, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. We record the interest rate swaps at fair value in our consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the hedged debt due to changes in interest rates.

During 2020, we entered into interest rate swaps with a total notional value of $10.2 billion and settled interest rate swaps with a total notional value of $9.5 billion. During 2020, we received $764 million from the settlement of interest rate swaps, which was recorded in Other, net within Cash Flow from Operating Activities. During 2019, we entered into interest rate swaps with a total notional value of $510 million and settled interest rate swaps with a total notional value of $3.3 billion.

The ineffective portion of these interest rate swaps was a gain of an insignificant amount and $54 million for the years ended December 31, 2020 and 2019, respectively.

The following amounts were recorded in Long-term debt in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	(dollars in millions)
At December 31,	2020	2019
Carrying amount of hedged liabilities	$18,849	$17,337
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	557	433
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	627	—

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During 2020, we entered into cross currency swaps with a total notional value of $4.8 billion and we settled cross currency swaps with a total notional value of $1.6 billion. A pre-tax gain of $1.8 billion was recognized in Other comprehensive loss with respect to these swaps.

During 2019, we entered into cross currency swaps with a total notional value of $6.4 billion and did not settle any cross currency swaps. A pre-tax loss of $385 million was recognized in Other comprehensive loss with respect to these swaps.

A portion of the gains and losses recognized in Other comprehensive loss was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item. See Note 14 to the consolidated financial statements for additional information.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

During 2020, we did not enter into any forward starting interest rate swaps and we settled forward starting interest rate swaps with a total notional value of $1.0 billion. A pre-tax loss of $486 million, resulting from interest rate movements was recognized in Other comprehensive loss with respect to these swaps.

During 2019, we did not enter into any forward starting interest rate swaps and we settled forward starting interest rate swaps with a total notional value of $1.0 billion. A pre-tax loss of $565 million, resulting from interest rate movements was recognized in Other comprehensive loss with respect to these swaps.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. During 2020, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $5.5 billion, and we recognized an insignificant pre-tax loss in Other comprehensive loss. During 2019, we did not enter into or settle any treasury rate locks designated as cash flow hedges, and we did not recognize any amount in our consolidated financial statements. In January and February 2021, we entered into treasury rate locks with a total notional value of $4.3 billion.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt as a net investment hedge was €750 million as of both December 31, 2020 and 2019.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Interest Rate Caps
We enter into interest rate caps to mitigate our interest exposure to interest rate increases on our ABS Financing Facilities and ABS Notes. During both 2020 and 2019, we recognized insignificant pre-tax losses in Interest expense related to interest rate caps.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. During 2020, we entered into foreign exchange forwards with a total notional value of $14.0 billion and settled foreign exchange forwards with a total notional value of $13.8 billion. During 2019, we entered into foreign exchange forwards with a total notional value of $12.0 billion and settled foreign exchange forwards with a total notional value of $11.5 billion. During 2020, a pre-tax gain of $142 million was recognized in Other income (expense), net. During 2019, a pre-tax loss of an insignificant amount was recognized in Other income (expense), net.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. During 2020, we entered into and settled treasury rate locks with a total notional value of $1.6 billion, and we recognized an insignificant pre-tax gain in Interest expense.

During 2019, we entered into treasury rate locks with a total notional value of $1.5 billion to hedge the tender offers conducted in May 2019 for fifteen series of notes issued by Verizon with coupon rates ranging from 4.672% to 5.012% and maturity dates ranging from 2054 to 2055 (May Tender offers). In addition, we entered into treasury rate locks with a total notional value of $1.5 billion to hedge the tender offers conducted in November and December 2019 for eleven and twenty series of notes and debentures, respectively, issued by Verizon and other subsidiaries with coupon rates ranging from 3.850% to 8.950% and maturity dates ranging from 2021 to 2055 (November and December Tender offers). Upon the early settlement of the May, November and December Tender Offers, we settled these hedges and recognized an insignificant gain in Other income (expense), net.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities in our consolidated balance sheet. At December 31, 2019, we held an insignificant amount of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 10. Stock-Based Compensation
Verizon Long-Term Incentive Plan
In May 2017, Verizon’s shareholders approved the 2017 Long-Term Incentive Plan (the 2017 Plan) and terminated Verizon's authority to grant new awards under the Verizon 2009 Long-Term Incentive Plan (the 2009 Plan). The 2017 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. Upon approval of the 2017 Plan, Verizon reserved for issuance under the 2017 Plan the number of shares that were remaining but not issued under the 2009 Plan. Shares subject to outstanding awards under the 2009 Plan that expire, are canceled or otherwise terminated will also be available for awards under the 2017 Plan. As of December 31, 2020, 83 million shares are reserved for future issuance under the 2017 Plan.

Restricted Stock Units
Restricted Stock Units (RSUs) granted under the 2017 Plan generally vest in three equal installments on each anniversary of the grant date. The RSUs that are paid in stock upon vesting and are thus classified as equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. The RSUs that are settled in cash are classified as liability awards and the liability is measured at its fair value at the end of each reporting period. All RSUs granted under the 2017 Plan have dividend equivalent units, which will be paid to participants at the time the RSU award is paid, and in the same proportion as the RSU award. In 2020, Verizon announced a broad-based program that provides for the annual award of cash-settled RSUs under the 2017 Plan to all full-time and part-time employees who meet eligibility requirements on the annual grant date.

In February 2018, Verizon announced a broad-based employee special award of RSUs under the 2017 Plan to eligible full-time and part-time employees. These RSUs vested in two equal installments on each anniversary of the grant date and paid in cash. The first installment of the restricted stock units vested and were paid in February 2019 and the remaining restricted stock units vested and were paid in February 2020.

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

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and recognize that estimated compensation cost of restricted stock units, net of estimated forfeitures, on a straight-line basis over the vesting period.

Performance Stock Units
The 2017 Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the 2017 Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the three-year performance cycle. The PSUs that are paid in stock upon vesting and are classified as equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. The PSUs that are settled in cash and are classified as liability awards are measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. All PSUs granted under the 2017 Plan have dividend equivalent units, which will be paid to participants at the time that PSU award is determined and paid, and in the same proportion as the PSU award. The granted and cancelled activity for the PSU award includes adjustments for the performance goals achieved.

The following table summarizes Verizon’s Restricted Stock Unit and Performance Stock Unit activity:

	Restricted Stock Units		Performance Stock Units
(shares in thousands)	Equity Awards	Liability Awards	Equity Awards	Liability Awards
Outstanding January 1, 2018	12,633	13,991	—	18,235
Granted	4,134	15,157	—	5,779
Payments	(5,977)	(6,860)	—	(4,526)
Cancelled/Forfeited	(213)	(2,362)	—	(2,583)
Outstanding December 31, 2018	10,577	19,926	—	16,905
Granted	3,169	5,814	—	4,593
Payments	(6,397)	(9,429)	—	(3,255)
Cancelled/Forfeited	(90)	(1,598)	—	(2,692)
Outstanding December 31, 2019	7,259	14,713	—	15,551
Granted	3,638	15,161	4,358	1,389
Payments	(3,814)	(9,311)	—	(7,160)
Cancelled/Forfeited	(182)	(1,004)	(116)	(143)
Outstanding December 31, 2020	6,901	19,559	4,242	9,637

As of December 31, 2020, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $881 million and is expected to be recognized over approximately 2 years.

The equity awards granted in 2020 and 2019 have weighted-average grant date fair values of $57.38 and $56.66 per unit, respectively. During 2020, 2019 and 2018, we paid $961 million, $737 million and $773 million, respectively, to settle RSUs and PSUs classified as liability awards.

Stock-Based Compensation Expense
After-tax compensation expense for stock-based compensation related to RSUs and PSUs described above included in Net income attributable to Verizon was $780 million, $872 million and $720 million for 2020, 2019 and 2018, respectively.

Note 11. Employee Benefits
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

Pension and Other Postretirement Benefits
Pension and other postretirement benefits for certain employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and we may also periodically amend the benefits in the management plans. The following tables summarize benefit costs, as well as the benefit obligations, plan assets, funded status and rate assumptions associated with pension and postretirement health care and life insurance benefit plans.

Obligations and Funded Status

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2020	2019	2020	2019
Change in Benefit Obligations
Beginning of year	$21,248	$19,567	$15,669	$16,364
Service cost	305	247	110	96
Interest cost	505	695	429	629
Plan amendments	—	—	—	(22)
Actuarial (gain) loss, net	2,308	2,860	887	(414)
Benefits paid	(842)	(1,248)	(927)	(984)
Settlements paid	(1,288)	(873)	—	—
End of year	22,236	21,248	16,168	15,669

Change in Plan Assets
Beginning of year	19,451	17,816	743	1,175
Actual return on plan assets	2,750	3,385	47	103
Company contributions	57	371	709	449
Benefits paid	(842)	(1,248)	(927)	(984)
Settlements paid	(1,288)	(873)	—	—
End of year	20,128	19,451	572	743

Funded Status - End of year	$(2,108)	$(1,797)	$(15,596)	$(14,926)

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2020	2019	2020	2019
Amounts recognized on the balance sheet
Noncurrent assets	$5	$5	$—	$—
Current liabilities	(63)	(67)	(721)	(603)
Noncurrent liabilities	(2,050)	(1,735)	(14,875)	(14,323)
Total	$(2,108)	$(1,797)	$(15,596)	$(14,926)
Amounts recognized in Accumulated Other Comprehensive Income (Pre-tax)
Prior service cost (benefit)	$463	$524	$(2,783)	$(3,749)
Total	$463	$524	$(2,783)	$(3,749)

The accumulated benefit obligation for all defined benefit pension plans was $22.2 billion and $21.2 billion at December 31, 2020 and 2019, respectively.

Actuarial Loss, Net
The net actuarial loss in 2020 is primarily the result of a $3.2 billion loss due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 3.3% at December 31, 2019 to a weighted-average of 2.6% at December 31, 2020.

The net actuarial loss in 2019 is primarily the result of a $4.3 billion loss due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 4.4% at December 31, 2018 to a weighted-average of 3.3% at December 31, 2019, partially offset by other assumption adjustments of $1.9 billion, of which $1.6 billion related to healthcare claims experience.
Collective Bargaining Negotiations
The extension agreement ratified in August 2018 extended our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers that were due to expire on August 3, 2019 for four years until August 5, 2023. Amendments triggered by the collective bargaining negotiations were made to certain pension plans for certain union-represented employees and retirees. The impact of the plan amendments was an increase in our defined benefit pension plans plan obligations and a net decrease to Accumulated other comprehensive income of $230 million (net of taxes of $170 million). The annual impact of the amount recorded in Accumulated other comprehensive income that will be reclassified to net periodic benefit cost is insignificant.

The reclassifications from the amounts recorded in Accumulated other comprehensive income as a result of collective bargaining agreements and plan amendments made in 2016 and 2017 resulted in a decrease to net periodic benefit cost and increase to pre-tax income of approximately $729 million during 2020, 2019 and 2018.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2020	2019
Accumulated benefit obligation	$22,116	$21,134
Fair value of plan assets	20,064	19,388

Information for pension plans with a projected benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2020	2019
Projected benefit obligation	$22,178	$21,190
Fair value of plan assets	20,064	19,388

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

					(dollars in millions)
	Pension			Health Care and Life
Years Ended December 31,	2020	2019	2018	2020	2019	2018
Service cost - Cost of services	$245	$202	$230	$89	$78	$104
Service cost - Selling, general and administrative expense	60	45	54	21	18	23
Service cost	305	247	284	110	96	127

Amortization of prior service cost (credit)	61	61	48	(966)	(971)	(976)
Expected return on plan assets	(1,186)	(1,130)	(1,293)	(28)	(37)	(44)
Interest cost	505	695	690	429	629	615
Remeasurement loss (gain), net	744	606	369	866	(480)	(2,658)
Curtailment and termination benefits	—	—	181	—	—	—
Other components	124	232	(5)	301	(859)	(3,063)

Total	$429	$479	$279	$411	$(763)	$(2,936)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive (income) loss are as follows:

				(dollars in millions)
	Pension			Health Care and Life
At December 31,	2020	2019	2018	2020	2019	2018
Prior service cost (benefit)	$—	$—	$230	$—	$(22)	$(8)
Reversal of amortization items
Prior service cost (benefit)	(61)	(61)	(48)	966	971	976
Total recognized in other comprehensive loss (income) (pre-tax)	$(61)	$(61)	$182	$966	$949	$968

Assumptions
The weighted-average assumptions used in determining benefit obligations follow:

	Pension		Health Care and Life
At December 31,	2020	2019	2020	2019
Discount Rate	2.60%	3.30%	2.50%	3.20%
Rate of compensation increases	3.00%	3.00%	N/A	N/A
N/A - not applicable

The weighted-average assumptions used in determining net periodic cost follow:

	Pension			Health Care and Life
At December 31,	2020	2019	2018	2020	2019	2018
Discount rate in effect for determining service cost	3.30%	4.60%	4.10%	3.50%	4.60%	3.90%
Discount rate in effect for determining interest cost	2.40	3.80	3.40	2.80	4.00	3.20
Expected return on plan assets	6.50	6.80	7.00	4.50	4.30	4.80
Rate of compensation increases	3.00	3.00	3.00	N/A	N/A	N/A
N/A - not applicable

In determining our pension and other postretirement benefit obligations, we used a weighted-average discount rate of 2.6% in 2020. The rates were selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2020. The bonds selected had maturities that coincided with the time periods during which benefits payments are expected to occur, were non-callable and available in sufficient quantities to ensure marketability (at least $300 million par outstanding).

In order to project the long-term target investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period. Those estimates are based on a combination of factors including the current market interest rates and valuation levels, consensus earnings expectations and historical long-term risk premiums. To determine the aggregate return for the pension trust, the projected return of each individual asset class is then weighted according to the allocation to that investment area in the trust’s long-term asset allocation policy.

The assumed health care cost trend rates are as follows:

	Health Care and Life
At December 31,	2020	2019	2018
Weighted-average healthcare cost trend rate assumed for next year	6.20%	6.30%	6.80%
Rate to which cost trend rate gradually declines	4.50	4.50	4.50
Year the rate reaches the level it is assumed to remain thereafter	2029	2027	2027

Plan Assets
The Company’s overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. While target allocation percentages will vary over time, the current target allocation for plan assets is designed so that 48% to 68% of the assets have the objective of achieving a return in excess of the growth in liabilities (comprised of public equities, private equities, real estate, hedge funds, high yield bonds and emerging market debt) and 35% to 55% of the assets are invested as liability hedging assets (where interest rate sensitivity of the liability hedging assets better match the interest rate sensitivity of the liability) and a maximum of 15% is in cash. This allocation will shift as funded status improves to a higher allocation of liability hedging assets. Target policies will be revisited periodically to ensure they are in line with fund objectives. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors. Due to our diversification and risk control processes, there are no significant concentrations of risk, in terms of sector, industry, geography or company names.

Pension and healthcare and life plans assets do not include significant amounts of Verizon common stock.

Pension Plans
The fair values for the pension plans by asset category at December 31, 2020 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,968	$1,823	$145	$—
Equity securities	1,972	1,623	347	2
Fixed income securities
U.S. Treasuries and agencies	2,039	1,756	283	—
Corporate bonds	4,110	153	3,781	176
International bonds	1,548	17	1,511	20
Other	916	—	916	—
Real estate	757	—	—	757
Other
Private equity	414	—	—	414
Hedge funds	244	—	106	138
Total investments at fair value	13,968	5,372	7,089	1,507
Investments measured at NAV	6,160
Total	$20,128	$5,372	$7,089	$1,507

The fair values for the pension plans by asset category at December 31, 2019 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,529	$1,507	$22	$—
Equity securities	2,988	2,850	135	3
Fixed income securities
U.S. Treasuries and agencies	1,986	1,768	218	—
Corporate bonds	3,818	524	3,149	145
International bonds	1,355	25	1,304	26
Other	768	—	768	—
Real estate	810	—	—	810
Other
Private equity	737	—	—	737
Hedge funds	293	—	164	129
Total investments at fair value	14,284	6,674	5,760	1,850
Investments measured at NAV	5,167
Total	$19,451	$6,674	$5,760	$1,850

The following is a reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs:

	(dollars in millions)
	Equity Securities	Corporate Bonds	International Bonds	Real Estate	Private Equity	Hedge Funds	Total
Balance at January 1, 2019	$13	$277	$18	$727	$664	$86	$1,785
Actual gain (loss) on plan assets	1	(1)	(1)	30	32	—	61
Purchases (sales)	(11)	18	9	53	41	116	226
Transfers out	—	(149)	—	—	—	(73)	(222)
Balance at December 31, 2019	3	145	26	810	737	129	1,850
Actual gain (loss) on plan assets	5	(8)	3	146	57	1	204
Purchases (sales)	(7)	39	(9)	(146)	(134)	69	(188)
Transfers out	1	—	—	(53)	(246)	(61)	(359)
Balance at December 31, 2020	$2	$176	$20	$757	$414	$138	$1,507

Health Care and Life Plans
The fair values for the other postretirement benefit plans by asset category at December 31, 2020 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$40	$—	$40	$—
Equity securities	178	178	—	—
Fixed income securities
U.S. Treasuries and agencies	83	83	—	—
Corporate bonds	54	54	—	—
International bonds	9	9	—	—
Total investments at fair value	364	324	40	—
Investments measured at NAV	208
Total	$572	$324	$40	$—
The fair values for the other postretirement benefit plans by asset category at December 31, 2019 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$220	$167	$53	$—
Equity securities	225	225	—	—
Fixed income securities
U.S. Treasuries and agencies	28	28	—	—
Corporate bonds	76	76	—	—
International bonds	18	18	—	—
Total investments at fair value	567	514	53	—
Investments measured at NAV	176
Total	$743	$514	$53	$—

The following are general descriptions of asset categories, as well as the valuation methodologies and inputs used to determine the fair value of each major category of assets.

Cash and cash equivalents include short-term investment funds (less than 90 days to maturity), primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices or other valuation methods. The carrying value of cash equivalents approximates fair value due to the short-term nature of these investments.

Investments in securities traded on national and foreign securities exchanges are valued by the trustee at the last reported sale prices on the last business day of the year or, if no sales were reported on that date, at the last reported bid prices. Government obligations, corporate bonds, international bonds and asset-backed debt are valued using matrix prices with input from independent third-party valuation sources. Over-the-counter securities are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable such as multiple broker quotes.

Commingled funds not traded on national exchanges are priced by the custodian or fund's administrator at their net asset value (NAV). Commingled funds held by third-party custodians appointed by the fund managers provide the fund managers with a NAV. The fund managers have the responsibility for providing this information to the custodian of the respective plan.

The investment manager of the entity values venture capital, corporate finance and natural resource limited partnership investments. Real estate investments are valued at amounts based upon appraisal reports prepared by either independent real estate appraisers or the investment manager using discounted cash flows or market comparable data. Loans secured by mortgages are carried at the lesser of the unpaid balance or appraised value of the underlying properties. The values assigned to these investments are based upon available and current market information and do not necessarily represent amounts that might ultimately be realized. Because of the inherent uncertainty of valuation, estimated fair values might differ significantly from the values that would have been used had a ready market for the securities existed. These differences could be material.

Forward currency contracts, futures, and options are valued by the trustee at the exchange rates and market prices prevailing on the last business day of the year. Both exchange rates and market prices are readily available from published sources. These securities are classified by the asset class of the underlying holdings.

Hedge funds are valued by the custodian at NAV based on statements received from the investment manager. These funds are valued in accordance with the terms of their corresponding offering or private placement memoranda.

Commingled funds, hedge funds, venture capital, corporate finance, natural resource and real estate limited partnership investments for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy but are included in total investments.

Employer Contributions
In 2020, we made no discretionary contribution to our qualified pension plans, $57 million of contributions to our nonqualified pension plans and $709 million of contributions to our other postretirement benefit plans. No qualified pension plans contributions are expected to be made in 2021. Nonqualified pension plans contributions are estimated to be approximately $70 million and contributions to our other postretirement benefit plans are estimated to be approximately $800 million in 2021.

Estimated Future Benefit Payments
The benefit payments to retirees are expected to be paid as follows:

		(dollars in millions)
Year	Pension Benefits	Health Care and Life
2021	$2,147	$889
2022	1,706	921
2023	1,651	904
2024	1,107	887
2025	1,080	881
2026 to 2030	5,253	4,437

Savings Plan and Employee Stock Ownership Plans
We maintain four leveraged employee stock ownership plans (ESOP). We match a certain percentage of eligible employee contributions to certain savings plans with shares of our common stock from this ESOP. At December 31, 2020, the number of allocated shares of common stock in this ESOP was 46 million. There were no unallocated shares of common stock in this ESOP at December 31, 2020. All leveraged ESOP shares are included in earnings per share computations.

Total savings plan costs were $730 million in 2020, $897 million in 2019 and $1.1 billion in 2018.

Severance Benefits
The following table provides an analysis of our severance liability:

				(dollars in millions)
Year	Beginning of Year	Charged to Expense	Payments	Other	End of Year
2018	$627	$2,093	$(560)	$(4)	$2,156
2019	2,156	260	(1,847)	(4)	565
2020	565	309	(248)	(24)	602

Severance, Pension and Benefits (Credits) Charges
During 2020, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits charges of $1.6 billion in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 3.3% at December 31, 2019 to a weighted-average of 2.6% at December 31, 2020 ($3.2 billion), partially offset by the difference between our estimated return on assets and our actual return on assets ($1.6 billion). During 2020, we also recorded net pre-tax severance charges of $309 million in Selling, general and administrative expense in our consolidated statements of income.

During 2019, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits charges of $126 million in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 4.4% at December 31, 2018 to a weighted-average of 3.3% at December 31, 2019 ($4.3 billion), partially offset by the difference between our estimated return on assets and our actual return on assets ($2.3 billion) and other assumption adjustments of $1.9 billion, of which $1.6 billion related to healthcare claims experience. During 2019, we also recorded net pre-tax severance charges of $260 million in Selling, general and administrative expense in our consolidated statements of income.

During 2018, we recorded net pre-tax pension and benefits credits of $2.1 billion in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur. The pension and benefits remeasurement credits of $2.3 billion, which were recorded in Other income (expense), net in our consolidated statements of income, were primarily driven by an increase in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 3.7% at December 31, 2017 to a weighted-average of 4.4% at December 31, 2018 ($2.6 billion), and mortality and other assumption adjustments of $1.7 billion, $1.6 billion of which related to healthcare claims and trend adjustments, offset by the difference between our estimated return on assets of 7.0% and our actual return on assets of (2.7)% ($1.9 billion). The credits were partially offset by $177 million due to the effect of participants retiring under the Voluntary Separation Program.

In September 2018, Verizon announced a Voluntary Separation Program for select U.S.-based management employees. Approximately 10,400 eligible employees separated from the Company under this program as of the end of June 2019. The severance benefit payments to these employees were substantially completed by the end of September 2019. Principally as a result of this program but also as a result of other headcount reduction initiatives, the Company recorded a severance charge of $1.8 billion ($1.4 billion after-tax) during the year ended December 31, 2018, which was recorded in Selling, general and administrative expense in our consolidated statement of income. During 2018, we also recorded $339 million in severance costs under our other existing separation plans.

Note 12. Taxes
The components of income before provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Domestic	$22,844	$21,655	$19,801
Foreign	1,123	1,078	(178)
Total	$23,967	$22,733	$19,623

The components of the provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Current
Federal	$2,826	$518	$2,187
Foreign	159	221	267
State and Local	1,081	974	741
Total	4,066	1,713	3,195
Deferred
Federal	1,432	1,150	175
Foreign	1	(13)	30
State and Local	120	95	184
Total	1,553	1,232	389
Total income tax provision	$5,619	$2,945	$3,584

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

Years Ended December 31,	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate, net of federal tax benefits	3.9	3.7	3.7
Preferred stock disposition	—	(9.9)	—
Affordable housing credit	(0.2)	(0.4)	(0.6)
Employee benefits including ESOP dividend	(0.2)	(0.3)	(0.3)
Internal restructure	(0.1)	—	(9.1)
Noncontrolling interests	(0.5)	(0.5)	(0.5)
Non-deductible goodwill	—	0.1	4.7
Other, net	(0.5)	(0.7)	(0.6)
Effective income tax rate	23.4%	13.0%	18.3%

The effective income tax rate for 2020 was 23.4% compared to 13.0% for 2019. The increase in the effective income tax rate and the provision for income taxes was primarily due to the recognition of a $2.2 billion tax benefit in connection with the disposition of preferred stock representing a minority interest in a foreign affiliate in 2019 that did not reoccur in 2020.

The effective income tax rate for 2019 was 13.0% compared to 18.3% for 2018. The decrease in the effective income tax rate and the provision for income taxes was primarily due to the recognition of a $2.2 billion non-recurring tax benefit in connection with the disposition of preferred stock representing a minority interest in a foreign affiliate in 2019 compared to the non-recurring deferred tax benefit of approximately $2.1 billion, as a result of an internal reorganization of legal entities within the historical Wireless business, which was offset by a goodwill charge that is not deductible for tax purposes in 2018.

The amounts of cash taxes paid by Verizon are as follows:

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Income taxes, net of amounts refunded	$2,725	$3,583	$2,213
Employment taxes	618	1,044	1,066
Property and other taxes	2,093	1,551	1,598
Total	$5,436	$6,178	$4,877

Deferred Tax Assets and Liabilities
Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities are as follows:

	(dollars in millions)
At December 31,	2020	2019
Deferred Tax Assets
Employee benefits	$5,218	$5,048
Tax loss and credit carry forwards	2,848	3,012
Other - assets	6,096	5,595
	14,162	13,655
Valuation allowances	(2,183)	(2,260)
Deferred tax assets	11,979	11,395

Deferred Tax Liabilities
Spectrum and other intangible amortization	22,726	22,388
Depreciation	18,009	16,884
Other - liabilities	6,867	6,742
Deferred tax liabilities	47,602	46,014
Net deferred tax liability	$35,623	$34,619

At December 31, 2020, undistributed earnings of our foreign subsidiaries indefinitely invested outside the U.S. amounted to approximately $5.0 billion. The majority of Verizon's cash flow is generated from domestic operations and we are not dependent on foreign cash or earnings to meet our funding requirements, nor do we intend to repatriate these undistributed foreign earnings to fund U.S. operations. Furthermore, a portion of these undistributed earnings represents amounts that legally must be kept in reserve in accordance with certain foreign jurisdictional requirements and are unavailable for distribution or repatriation. As a result, we have not provided U.S. deferred taxes on these undistributed earnings because we intend that they will remain indefinitely reinvested outside of the U.S. and therefore unavailable for use in funding U.S. operations. Determination of the amount of unrecognized deferred taxes related to these undistributed earnings is not practicable.

At December 31, 2020, we had net after-tax loss and credit carry forwards for income tax purposes of approximately $2.8 billion that primarily relate to state and foreign taxes. Of these net after-tax loss and credit carry forwards, approximately $1.7 billion will expire between 2021 and 2040 and approximately $1.1 billion may be carried forward indefinitely.

During 2020, the valuation allowance decreased approximately $77 million. The $2.2 billion valuation allowance at December 31, 2020 as well as the 2020 activity is primarily related to state and foreign taxes.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

		(dollars in millions)
	2020	2019	2018
Balance at January 1,	$2,870	$2,871	$2,355
Additions based on tax positions related to the current year	160	149	160
Additions for tax positions of prior years	258	297	699
Reductions for tax positions of prior years	(166)	(300)	(248)
Settlements	(46)	(58)	(40)
Lapses of statutes of limitations	(132)	(89)	(55)
Balance at December 31,	$2,944	$2,870	$2,871

Included in the total unrecognized tax benefits at December 31, 2020, 2019 and 2018 is $2.5 billion, $2.4 billion and $2.3 billion, respectively, that if recognized, would favorably affect the effective income tax rate.

We recognized the following net after-tax expenses related to interest and penalties in the provision for income taxes:

Years Ended December 31,	(dollars in millions)
2020	$5
2019	35
2018	75

The after-tax accruals for the payment of interest and penalties in the consolidated balance sheets are as follows:

At December 31,	(dollars in millions)
2020	$388
2019	385

Verizon and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the Internal Revenue Service (IRS) and multiple state and foreign jurisdictions for various open tax years. The IRS is currently examining the Company’s U.S. income tax returns for tax years 2015-2016 and Cellco's U.S. income tax return for tax year 2017-2018. Tax controversies are ongoing for tax years as early as 2006. The amount of the liability for unrecognized tax benefits will change in the next twelve months due to the expiration of the statute of limitations in various jurisdictions and it is reasonably possible that various current tax examinations will conclude or require reevaluations of the Company’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Note 13. Segment Information
Reportable Segments
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Our segments and their principal activities consist of the following:

Segment	Description
Verizon Consumer Group	Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand and through wholesale and other arrangements. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Verizon Business Group	Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world.

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

The following tables provides operating financial information for our two reportable segments:

	(dollars in millions)
2020	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$64,884	$—	$64,884
Wireless equipment	15,492	—	15,492
Other	7,916	—	7,916
Small and Medium Business	—	11,112	11,112
Global Enterprise	—	10,405	10,405
Public Sector and Other	—	6,362	6,362
Wholesale	—	3,013	3,013
Intersegment revenues	241	70	311
Total Operating Revenues(1)	88,533	30,962	119,495

Cost of services	15,610	10,659	26,269
Cost of wireless equipment	15,736	4,064	19,800
Selling, general and administrative expense	16,936	8,380	25,316
Depreciation and amortization expense	11,395	4,086	15,481
Total Operating Expenses	59,677	27,189	86,866
Operating Income	$28,856	$3,773	$32,629
(1) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $28.1 billion and $2.9 billion, respectively, for the year ended December 31, 2020.

	(dollars in millions)
2019	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$65,384	$—	$65,384
Wireless equipment	18,048	—	18,048
Other	7,384	—	7,384
Small and Medium Business	—	11,447	11,447
Global Enterprise	—	10,815	10,815
Public Sector and Other	—	5,922	5,922
Wholesale	—	3,198	3,198
Intersegment revenues	240	61	301
Total Operating Revenues(1)	91,056	31,443	122,499

Cost of services	15,884	10,655	26,539
Cost of wireless equipment	18,219	4,733	22,952
Selling, general and administrative expense	16,639	8,188	24,827
Depreciation and amortization expense	11,353	4,105	15,458
Total Operating Expenses	62,095	27,681	89,776
Operating Income	$28,961	$3,762	$32,723
(1) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $27.9 billion and $3.5 billion, respectively, for the year ended December 31, 2019.

	(dollars in millions)
2018	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$64,207	$—	$64,207
Wireless equipment	18,874	—	18,874
Other	6,447	—	6,447
Small and Medium Business	—	10,732	10,732
Global Enterprise	—	11,197	11,197
Public Sector and Other	—	5,830	5,830
Wholesale	—	3,713	3,713
Intersegment revenues	234	62	296
Total Operating Revenues(1)	89,762	31,534	121,296

Cost of services	15,335	10,859	26,194
Cost of wireless equipment	18,763	4,560	23,323
Selling, general and administrative expense	15,701	7,689	23,390
Depreciation and amortization expense	11,952	4,258	16,210
Total Operating Expenses	61,751	27,366	89,117
Operating Income	$28,011	$4,168	$32,179
(1) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $28.1 billion and $3.4 billion, respectively, for the year ended December 31, 2018.

The following table provides Fios revenues for our two reportable segments:

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Consumer	$11,082	$11,175	$11,056
Business	1,057	967	883
Total Fios revenue	$12,139	$12,142	$11,939

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Consumer	$53,605	$53,791	$52,459
Business	11,805	11,188	10,484
Total Wireless service revenue	$65,410	$64,979	$62,943

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Operating Revenues
Total reportable segments	$119,495	$122,499	$121,296
Corporate and other	9,334	9,812	9,936
Reconciling items:
Eliminations	(537)	(443)	(369)
Consolidated Operating Revenues	$128,292	$131,868	$130,863

A reconciliation of the total reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Operating Income
Total reportable segments	$32,629	$32,723	$32,179
Corporate and other	(1,472)	(1,403)	(1,326)
Reconciling items:
Severance charges	(221)	(204)	(2,157)
Other components of net periodic pension and benefit (charges) credits (Note 11)	(817)	(813)	(823)
Acquisition and integration related charges (Note 3)	—	—	(553)
Loss on spectrum license transactions (Note 3)	(1,195)	—	—
Impairment charges	—	(186)	(4,591)
Product realignment charges	—	—	(451)
Net gain (loss) from dispositions of assets and businesses	(126)	261	—
Consolidated operating income	28,798	30,378	22,278
Equity in losses of unconsolidated businesses	(45)	(15)	(186)
Other income (expense), net	(539)	(2,900)	2,364
Interest expense	(4,247)	(4,730)	(4,833)
Income Before Provision For Income Taxes	$23,967	$22,733	$19,623

No single customer accounted for more than 10% of our total operating revenues during the years ended December 31, 2020, 2019 and 2018. International operating revenues were not significant during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and December 31, 2019, international long-lived assets were not significant.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation included in the measure of segment profitability is primarily allocated based on proportional usage.

Note 14. Equity and Comprehensive Income
Equity
In December 2019, 46,100 preferred shares of a foreign affiliate of Verizon was sold for cash consideration of $51 million and is reflected in non-controlling interests. The preferred shares pay cumulative dividends of 8.25% per annum.

Common Stock
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of Verizon's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. During the years ended December 31, 2020, 2019, and 2018, Verizon did not repurchase any shares of Verizon’s common stock under our current or previously authorized share buyback programs. At December 31, 2020, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2020, 2019, and 2018, we issued 2.3 million, 3.8 million and 3.5 million common shares from Treasury stock, respectively, which had an insignificant aggregate value.

In connection with our acquisition of Straight Path in February 2018, we issued approximately 49 million shares of Verizon common stock, valued at approximately $2.4 billion.

Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. Significant changes in the components of Other comprehensive loss, net of provision for income taxes are described below.

The changes in the balances of Accumulated other comprehensive income (loss) by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2018	$(468)	$(111)	$32	$3,206	$2,659
Opening balance sheet adjustment (Note 1)	(15)	(24)	(13)	682	630
Adjusted opening balance	(483)	(135)	19	3,888	3,289
Other comprehensive income (loss)	(117)	(574)	—	(164)	(855)
Amounts reclassified to net income	—	629	1	(694)	(64)
Net other comprehensive income (loss)	(117)	55	1	(858)	(919)
Balance at December 31, 2018	(600)	(80)	20	3,030	2,370
Other comprehensive income (loss)	16	(699)	8	—	(675)
Amounts reclassified to net income	—	(37)	(1)	(659)	(697)
Net other comprehensive income (loss)	16	(736)	7	(659)	(1,372)
Balance at December 31, 2019	(584)	(816)	27	2,371	998
Other comprehensive income (loss)	180	953	7	—	1,140
Amounts reclassified to net income	—	(1,524)	(9)	(676)	(2,209)
Net other comprehensive income (loss)	180	(571)	(2)	(676)	(1,069)
Balance at December 31, 2020	$(404)	$(1,387)	$25	$1,695	$(71)

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gains (losses) on cash flow hedges in the table above are included in Other income (expense), net and Interest expense in our consolidated statements of income. See Note 9 for additional information. The amounts reclassified to net income related to unrealized gains (losses) on marketable securities in the table above are included in Other income (expense), net in our consolidated statements of income. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Cost of services and Selling, general and administrative expense in our consolidated statements of income. See Note 11 for additional information.

Note 15. Additional Financial Information
The following tables provide additional financial information related to our consolidated financial statements:

Income Statement Information

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Depreciation expense	$14,275	$14,371	$15,186
Interest costs on debt balances	4,632	5,221	5,399
Net amortization of debt discount	170	165	174
Capitalized interest costs	(555)	(656)	(740)
Advertising expense	3,107	3,071	2,682

Other income (expense), net
Interest income	$65	$121	$94
Other components of net periodic benefit (cost) income	(425)	627	3,068
Early debt extinguishment costs	(129)	(3,604)	(725)
Other, net	(50)	(44)	(73)
	$(539)	$(2,900)	$2,364

Balance Sheet Information

	(dollars in millions)
At December 31,	2020	2019
Prepaid expenses and other
Prepaid taxes	$1,200	$2,438
Deferred contract costs	2,472	2,578
Restricted cash	1,195	1,221
Other prepaid expense and other	1,843	1,791
	$6,710	$8,028

Accounts payable and accrued liabilities
Accounts payable	$6,667	$7,725
Accrued expenses	6,050	5,984
Accrued vacation, salaries and wages	5,057	4,885
Interest payable	1,452	1,441
Taxes payable	1,432	1,771
	$20,658	$21,806

Other current liabilities
Dividends payable	$2,618	$2,566
Contract liability	4,843	4,651
Other	2,167	1,807
	$9,628	$9,024

Cash Flow Information

	(dollars in millions)
Years Ended December 31,	2020	2019	2018
Cash Paid
Interest, net of amounts capitalized	$4,420	$4,714	$4,408
Income taxes, net of amounts refunded	2,725	3,583	2,213

Other, net Cash Flows from Operating Activities
Changes in device payment plan agreement non-current receivables	$558	$23	$(509)
Early debt extinguishment costs	129	3,604	725
Loss on spectrum license auction	1,195	—	—
Other, net	898	(134)	3
	$2,780	$3,493	$219

Other, net Cash Flows from Financing Activities
Net debt related costs	$(1,055)	$(1,797)	$(141)
Change in short-term obligations, excluding current maturities	—	—	(790)
Other, net	(1,657)	(1,120)	(893)
	$(2,712)	$(2,917)	$(1,824)

Note 16. Commitments and Contingencies
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

As of December 31, 2020, letters of credit totaling approximately $677 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding.

During 2020, Verizon entered into 12 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term 12 to 18 years from the commencement of the facility's entry into commercial operation, which is expected to occur in 2021 through 2023, as applicable. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

We have various commitments, totaling $24.6 billion, primarily to purchase content and network services, equipment, software and marketing services, which will be used or sold in the ordinary course of business, from a variety of suppliers. Of this total amount, $8.2 billion is attributable to 2021, $10.8 billion is attributable to 2022 through 2023, $4.1 billion is attributable to 2024 through 2025 and $1.5 billion is attributable to years thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on the noncancellable quantities or termination amounts. Purchases against our commitments totaled approximately $10.5 billion for 2020, $10.9 billion for 2019 and $9.0 billion for 2018. Since the commitments to purchase programming services from television networks and broadcast stations have no minimum volume requirement, we estimated our obligation based on number of subscribers at December 31, 2020, and applicable rates stipulated in the contracts in effect at that time. We also purchase products and services as needed with no firm commitment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2020.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. In the third quarter of 2020, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace many of our existing core financial systems. The new ERP system is designed to enhance the flow of financial information, facilitate data analysis and accelerate information reporting. The implementation is expected to occur in phases over the next several years.

As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures which, in turn, could result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the fourth quarter 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of Verizon’s independent registered public accounting firm are included in Item 8. "Financial Statements and Supplementary Data".

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information with respect to our executive officers.

Name	Age	Office	Held Since
Hans Vestberg	55	Chairman and Chief Executive Officer	2019
Ronan Dunne	57	Executive Vice President and Group CEO - Verizon Consumer	2019
Matthew D. Ellis	49	Executive Vice President and Chief Financial Officer	2016
Tami A. Erwin	56	Executive Vice President and Group CEO - Verizon Business	2019
K. Guru Gowrappan	40	Executive Vice President and Group CEO - Verizon Media	2019
Kyle Malady	53	Executive Vice President and Chief Technology Officer	2019
Christine Pambianchi	52	Executive Vice President and Chief Human Resources Officer	2019
Rima Qureshi	56	Executive Vice President and Chief Strategy Officer	2017
Craig L. Silliman	53	Executive Vice President and Chief Administrative, Legal and Public Policy Officer	2019
Anthony T. Skiadas	52	Senior Vice President and Controller	2013

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

K. Guru Gowrappan is the Executive Vice President and Group CEO - Verizon Media. Mr. Gowrappan joined the Company in April 2018 as the President and Chief Operating Officer of Oath. He began serving in his current role of Executive Vice President and CEO of Verizon's Media business in October 2018 and assumed his current title in May 2019. Prior to joining Verizon, Mr. Gowrappan served as the Global Managing Director of Alibaba Inc. from 2015 to 2018 and as the Chief Operating Officer for Quixey, a mobile search engine, from 2012 to 2015.

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

For other information required by this item, see the sections entitled "Governance — Item 1: Election of Directors — Nominees for Election and — Election Process, — Our Approach to Governance — Where to Find More Information on Governance at Verizon, — Our Board Composition and Structure — Board Committees — Audit Committee and — Our Approach to Strategy and Risk Oversight — Other Risk-Related Matters — Business Conduct and Ethics" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2021 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation
For information with respect to executive compensation, see the sections entitled "Governance — Non-Employee Director Compensation" and "Executive Compensation — Compensation Discussion and Analysis, — Compensation Committee Report and — Compensation Tables" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2021 Annual Meeting of Shareholders, which are incorporated by reference herein. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled "Stock Ownership —Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the SEC and delivered to shareholders in connection with our 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table provides information as of December 31, 2020 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. Since May 4, 2017, the Company has only issued awards under the 2017 Verizon Communications. Inc. Long-Term Incentive Plan (2017 LTIP), which provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries. No new awards are permitted to be issued under any other equity compensation plan. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2017 LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,142,765	(1)	$—	(2)	82,571,797	(3)
Equity compensation plans not approved by security holders	111,389	(4)	—		—
Total	11,254,154		$—		82,571,797
(1) This amount includes: 11,142,765 of common stock subject to outstanding restricted stock units and performance stock units, including dividend equivalents accrued on such awards through December 31, 2020. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions and Director independence, see the sections entitled "Governance — Our Approach to Governance — Our Approach to Strategy and Risk Oversight — Other Risk-Related Matters — Related Person Transactions and — Our Board Composition and Structure — Our Board's Independence" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2021 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
For information with respect to principal accounting fees and services, see the section entitled "Audit Matters — Item 3: Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2021 Annual Meeting of Shareholders, which are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:

		Page

(1)	Financial Statements

	Report of Management on Internal Control Over Financial Reporting	50

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	51

	Report of Independent Registered Public Accounting Firm on Financial Statements	52

	Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	54
	Consolidated Statements of Comprehensive Income	55
	Consolidated Balance Sheets	56
	Consolidated Statements of Cash Flows	57
	Consolidated Statements of Changes in Equity	58
	Notes to Consolidated Financial Statements	59

(2)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	111

(3)	Exhibits

	Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8606.

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (Verizon) (filed as Exhibit 3a to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference).

3b	Bylaws of Verizon, as amended and restated, effective as of December 3, 2020 (filed as Exhibit 3b to Form 8-K filed on December 4, 2020 and incorporated herein by reference).

4a	Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of December 1, 2000 (incorporated by reference to Verizon Global Funding Corp.’s Registration Statement on Form S-4, Registration No. 333-64792, Exhibit 4.1).

4b	First Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2001 (incorporated by reference to Verizon Global Funding Corp.’s Registration Statement on Form S-3, Registration No. 333-67412, Exhibit 4.2).

4c	Second Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of September 29, 2004 (incorporated by reference to Form 8-K filed on February 9, 2006, Exhibit 4.1).

4d	Third Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of February 1, 2006 (incorporated by reference to Form 8-K filed on February 9, 2006, Exhibit 4.2).

4e	Fourth Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of April 4, 2016 (incorporated by reference to Verizon Communications Inc.’s Registration Statement on Form S-4, Registration No. 333-212307, Exhibit 4.5).

4f	Fifth Supplemental Indenture between Verizon, both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2020 (incorporated by reference to Form 8-K filed on May 15, 2020, Exhibit 4.1).

Except for Exhibits 4a – 4f above, no other instrument which defines the rights of holders of long-term debt of Verizon and its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4g	Description of Verizon's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934, filed herewith.

10a	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10b	2017 Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 20, 2017).**

	10b(i)	Form of 2018 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference).**

10b(ii)	Form of 2018 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term
Incentive Plan. (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference).**

	10b(iii)	2018 Special Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan for H. Vestberg (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2018 and incorporated herein by reference).**

	10b(iv)	2018 Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(viii) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

	10b(v)	Special Performance Restricted Stock Unit Agreement for R. Dunne pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(ix) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

	10b(vi)	Special Performance Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(x) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

	10b(vii)	Amendment to Special Performance Restricted Stock Unit Agreement for G. Gowrappan pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c(x)(i) to Form 10-K for the period ended December 31, 2018 and incorporated herein by reference).**

	10b(viii)	Form of 2019 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10b(ix)	Form of 2019 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term
Incentive Plan (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10b(x)	Form of 2020 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term
Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).**

10b(xi)	Form of 2020 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term
Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).**

10c		Verizon Communications Inc. Short-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10d		Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-K for the period ended December 31, 2017 and incorporated herein by reference).**

10e		Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10e(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f		Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10f(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10g		Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10h		Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10i		Form of Aircraft Time Sharing Agreement, filed herewith.**

10j		Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

21		List of principal subsidiaries of Verizon, filed herewith.

23		Consent of Ernst & Young LLP, filed herewith.

24		Powers of Attorney, filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS		XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.PRE		XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

**	Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
Verizon Communications Inc. and Subsidiaries
For the Years Ended December 31, 2020, 2019 and 2018

					(dollars in millions)
			Additions
Description	Balance at Beginning of Period		Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period(c)
Allowance for credit losses deducted from accounts receivable:
Year 2020	$1,125	(d)	$1,390	$165	$1,173	$1,507
Allowance for doubtful accounts deducted from accounts receivable:
Year 2019	$930		$1,441	$133	$1,644	$860
Year 2018	1,199		776	216	1,261	930

			Additions
Description	Balance at Beginning of Period		Charged to Expenses	Charged to Other Accounts(e)	Deductions(f)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year 2020	$2,260		$202	$84	$363	$2,183
Year 2019	2,741		402	8	891	2,260
Year 2018	3,293		251	112	915	2,741
(a)Charged to Other Accounts primarily includes amounts previously written off which were credited directly to this account when recovered.
(b)Deductions primarily include amounts written off as uncollectible or transferred to other accounts or utilized.
(c)Allowance for credit losses includes approximately $254 million at December 31, 2020 related to long-term device payment receivables. Allowance for doubtful accounts includes approximately $127 million and $165 million at December 31, 2019, and 2018, respectively, related to long-term device payment plan receivables.
(d)Includes opening balance sheet adjustment related to the adoption of Topic 326.
(e)Charged to Other Accounts includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.
(f)Reductions to valuation allowances related to deferred tax assets.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/ Anthony T. Skiadas	Date: February 25, 2021
Anthony T. Skiadas Senior Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Hans E. Vestberg	Chairman and Chief Executive Officer	February 25, 2021
Hans E. Vestberg

Principal Financial Officer:

/s/ Matthew D. Ellis	Executive Vice President and Chief Financial Officer	February 25, 2021
Matthew D. Ellis

Principal Accounting Officer:

/s/ Anthony T. Skiadas	Senior Vice President and Controller	February 25, 2021
Anthony T. Skiadas

*	Director	February 25, 2021
Hans E. Vestberg

*	Director	February 25, 2021
Shellye L. Archambeau

*	Director	February 25, 2021
Roxanne S. Austin

*	Director	February 25, 2021
Mark T. Bertolini

*	Director	February 25, 2021
Melanie L. Healey

*	Director	February 25, 2021
Clarence Otis, Jr.

*	Director	February 25, 2021
Daniel H. Schulman

*	Director	February 25, 2021
Rodney E. Slater

*	Director	February 25, 2021
Gregory G. Weaver

* By: /s/ Anthony T. Skiadas
Anthony T. Skiadas
(as attorney-in-fact)