Form 10-Q
period 2021-03-31
VERIZON COMMUNICATIONS INC
filed 2021-04-27
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
1.625% Notes due 2024	VZ24B	New York Stock Exchange
4.073% Notes due 2024	VZ24C	New York Stock Exchange
0.875% Notes due 2025	VZ25	New York Stock Exchange
3.250% Notes due 2026	VZ26	New York Stock Exchange
1.375% Notes due 2026	VZ26B	New York Stock Exchange
0.875% Notes due 2027	VZ27E	New York Stock Exchange
1.375% Notes due 2028	VZ28	New York Stock Exchange
1.125% Notes due 2028	VZ28A	New York Stock Exchange
1.875% Notes due 2029	VZ29B	New York Stock Exchange
0.375% Notes due 2029	VZ29D	New York Stock Exchange
1.250% Notes due 2030	VZ30	New York Stock Exchange
1.875% Notes due 2030	VZ30A	New York Stock Exchange
2.625% Notes due 2031	VZ31	New York Stock Exchange
2.500% Notes due 2031	VZ31A	New York Stock Exchange
0.875% Notes due 2032	VZ32	New York Stock Exchange
0.750% Notes due 2032	VZ32A	New York Stock Exchange
1.300% Notes due 2033	VZ33B	New York Stock Exchange
4.750% Notes due 2034	VZ34	New York Stock Exchange
3.125% Notes due 2035	VZ35	New York Stock Exchange
1.125% Notes due 2035	VZ35A	New York Stock Exchange
3.375% Notes due 2036	VZ36A	New York Stock Exchange
2.875% Notes due 2038	VZ38B	New York Stock Exchange
1.875% Notes due 2038	VZ38C	New York Stock Exchange
1.500% Notes due 2039	VZ39C	New York Stock Exchange
3.500% Fixed Rate Notes due 2039	VZ39D	New York Stock Exchange
1.850% Notes due 2040	VZ40	New York Stock Exchange

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

At March 31, 2021, 4,140,067,633 shares of the registrant’s common stock were outstanding, after deducting 151,366,013 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2021	2020

Operating Revenues
Service revenues and other	$27,923	$27,481
Wireless equipment revenues	4,944	4,129
Total Operating Revenues	32,867	31,610

Operating Expenses
Cost of services (exclusive of items shown below)	8,020	7,754
Cost of wireless equipment	5,502	4,542
Selling, general and administrative expense	7,401	8,585
Depreciation and amortization expense	4,174	4,150
Total Operating Expenses	25,097	25,031

Operating Income	7,770	6,579
Equity in earnings (losses) of unconsolidated businesses	8	(12)
Other income, net	401	143
Interest expense	(1,101)	(1,034)
Income Before Provision For Income Taxes	7,078	5,676
Provision for income taxes	(1,700)	(1,389)
Net Income	$5,378	$4,287

Net income attributable to noncontrolling interests	$133	$131
Net income attributable to Verizon	5,245	4,156
Net Income	$5,378	$4,287

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.27	$1.00
Weighted-average shares outstanding (in millions)	4,141	4,139

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.27	$1.00
Weighted-average shares outstanding (in millions)	4,142	4,141
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2021	2020

Net Income	$5,378	$4,287
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $8 and $(4)	(38)	(120)
Unrealized gain (loss) on cash flow hedges, net of tax of $(340) and $792	909	(2,210)
Unrealized loss on marketable securities, net of tax of $1 and $1	(5)	(1)
Defined benefit pension and postretirement plans, net of tax of $51 and $56	(155)	(169)
Other comprehensive income (loss) attributable to Verizon	711	(2,500)
Total Comprehensive Income	$6,089	$1,787

Comprehensive income attributable to noncontrolling interests	$133	$131
Comprehensive income attributable to Verizon	5,956	1,656
Total Comprehensive Income	$6,089	$1,787
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2021	2020

Assets
Current assets
Cash and cash equivalents	$10,205	$22,171
Accounts receivable	23,611	25,169
Less Allowance for credit losses	1,104	1,252
Accounts receivable, net	22,507	23,917
Inventories	1,303	1,796
Prepaid expenses and other	5,632	6,710
Total current assets	39,647	54,594

Property, plant and equipment	282,742	279,737
Less Accumulated depreciation	187,866	184,904
Property, plant and equipment, net	94,876	94,833

Investments in unconsolidated businesses	555	589
Wireless licenses	98,012	96,097
Deposits for wireless licenses	45,490	2,772
Goodwill	24,837	24,773
Other intangible assets, net	9,304	9,413
Operating lease right-of-use assets	22,315	22,531
Other assets	10,537	10,879
Total assets	$345,573	$316,481

Liabilities and Equity
Current liabilities
Debt maturing within one year	$8,802	$5,889
Accounts payable and accrued liabilities	17,219	20,658
Current operating lease liabilities	3,536	3,485
Other current liabilities	9,173	9,628
Total current liabilities	38,730	39,660

Long-term debt	149,700	123,173
Employee benefit obligations	18,252	18,657
Deferred income taxes	36,747	35,711
Non-current operating lease liabilities	17,766	18,000
Other liabilities	11,695	12,008
Total long-term liabilities	234,160	207,549

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,408	13,404
Retained earnings	63,107	60,464
Accumulated other comprehensive income (loss)	640	(71)
Common stock in treasury, at cost (151,366,013 and 153,304,088 shares outstanding)	(6,634)	(6,719)
Deferred compensation – employee stock ownership plans and other	282	335
Noncontrolling interests	1,451	1,430
Total equity	72,683	69,272
Total liabilities and equity	$345,573	$316,481
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2021	2020

Cash Flows from Operating Activities
Net Income	$5,378	$4,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,174	4,150
Employee retirement benefits	(253)	(1)
Deferred income taxes	762	(87)
Provision for expected credit losses	224	553
Equity in losses of unconsolidated businesses, net of dividends received	19	26
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(41)	(1,208)
Other, net	(569)	1,104
Net cash provided by operating activities	9,694	8,824

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,494)	(5,274)
Acquisitions of businesses, net of cash acquired	(408)	—
Acquisitions of wireless licenses	(44,783)	(434)
Other, net	32	(1,272)
Net cash used in investing activities	(49,653)	(6,980)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	31,383	5,848
Proceeds from asset-backed long-term borrowings	1,000	2,844
Repayments of long-term borrowings and finance lease obligations	(302)	(1,700)
Repayments of asset-backed long-term borrowings	(732)	(2,229)
Dividends paid	(2,601)	(2,547)
Other, net	(792)	347
Net cash provided by financing activities	27,956	2,563

Increase (decrease) in cash, cash equivalents and restricted cash	(12,003)	4,407
Cash, cash equivalents and restricted cash, beginning of period	23,498	3,917
Cash, cash equivalents and restricted cash, end of period (Note 1)	$11,495	$8,324
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
Verizon Communications Inc. and Subsidiaries

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in Verizon Communications Inc.'s (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2020. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Certain amounts have been reclassified to conform to the current period’s presentation.

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2021 and March 31, 2020.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At March 31,	At December 31,	Decrease
(dollars in millions)	2021	2020
Cash and cash equivalents	$10,205	$22,171	$(11,966)
Restricted cash:
Prepaid expenses and other	1,180	1,195	(15)
Other assets	110	132	(22)
Cash, cash equivalents and restricted cash	$11,495	$23,498	$(12,003)

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

Corporate and other includes the results of our media business, Verizon Media Group (Verizon Media), and other businesses. Verizon Media generated revenues from contracts with customers under Accounting Standards Updated (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) of approximately $1.9 billion and $1.7 billion during the three months ended March 31, 2021 and March 31, 2020, respectively.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three months ended March 31, 2021 and March 31, 2020, revenues from arrangements that were not accounted for under Topic 606 were approximately $735 million and $812 million, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At March 31, 2021, month-to-month service contracts represented approximately 91% of our wireless postpaid contracts and approximately 78% of our wireline Consumer and Small and Medium Business contracts, compared to March 31, 2020, for which month-to-month service contracts represented approximately 88% of our wireless postpaid contracts and 64% of our wireline Consumer and Small and Medium Business contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services and certain Verizon Media contracts with customers that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately seven years ending in January 2029 and have aggregate contract minimum payments totaling $2.7 billion.

At March 31, 2021, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for the remainder of 2021, 2022 and thereafter was $13.3 billion, $9.1 billion and $2.0 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At March 31,	At January 1,	At March 31,	At January 1,
(dollars in millions)	2021	2021	2020	2020
Receivables(1)	$10,821	$12,029	$11,273	$12,078
Device payment plan agreement receivables(2)	10,409	10,358	10,955	11,741
(1)Balances do not include receivables related to the following contracts: leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.
(2)Included in device payment plan agreement receivables presented in Note 7. Balances do not include receivables derived from the sale of equipment on a device payment plan through an authorized agent.

The following table presents information about contract balances:

	At March 31,	At January 1,	At March 31,	At January 1,
(dollars in millions)	2021	2021	2020	2020
Contract asset	$923	$937	$1,135	$1,150
Contract liability (1)	5,783	5,598	5,347	5,307
(1) Revenue recognized related to contract liabilities existing at January 1, 2021 and January 1, 2020 were $3.9 billion and $3.8 billion for the three months ended March 31, 2021 and March 31, 2020, respectively.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2021	2020
Assets
Prepaid expenses and other	$729	$733
Other assets	194	204
Total	$923	$937

Liabilities
Other current liabilities	$4,979	$4,843
Other liabilities	804	755
Total	$5,783	$5,598

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2021	2020
Assets
Prepaid expenses and other	$2,426	$2,472
Other assets	2,068	2,070
Total	$4,494	$4,542

For the three months ended March 31, 2021 and 2020, we recognized expense of $765 million and $778 million, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three months ended March 31, 2021 or March 31, 2020.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In March 2020, the Federal Communications Commission's (FCC) incentive auction, Auction 103, for spectrum licenses in the upper 37 GHz, 39 GHz, and 47 GHz bands concluded. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that were applied towards the purchase price of spectrum in the auction. The value of the licenses won by Verizon amounted to $3.4 billion, of which $1.8 billion was settled with the relinquished 39 GHz licenses. The remaining balance was settled in cash of $1.6 billion, of which $101 million was paid in December 2019. In connection with the incentive auction, a pre-tax net loss of $1.2 billion ($914 million after-tax) was recorded in Selling, general and administrative expense in the condensed consolidated statement of income during the three months ended March 31, 2020 because the exchange of the previously held licenses for new licenses had commercial substance. See Note 4 for additional information. The new reconfigured licenses were received in the second quarter 2020 and are included in Wireless licenses in our condensed consolidated balance sheet.

In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Verizon participated in the auction and was the high bidder on 557 licenses in the 3.5 GHz band valued at approximately $1.9 billion. Verizon made payments for these licenses in 2020 and received them from the FCC in March 2021. The average remaining renewal period for these acquired licenses was 10 years. The purchase cost for these licenses and related capitalized interest, to the extent qualifying activities have occurred, are included in Wireless licenses in our condensed consolidated balance sheet.

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon was the winning bidder on 3,511 licenses, consisting of contiguous C-Band spectrum bands ranging between 140 and 200 megahertz of C-Band spectrum in all 406 markets available in the auction. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make additional payments to acquire the licenses. The payments are for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.4 billion. We expect to begin making these payments in 2021 for the top 46 markets and continue to do so for the remaining markets through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. Per FCC order, the clearing must be completed by December 2025.

The carrying value of our wireless spectrum won in Auction 107 will consist of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. Carrying value will also include capitalized interest to the extent qualifying activities have occurred. These figures are recorded within Deposits for wireless licenses in our condensed consolidated balance sheet. Reclassification of these amounts to Wireless licenses is made upon receipt of the corresponding licenses. The timing of when the licenses will be issued will be determined by the FCC after all the payments have been made.

Refer to Note 6 for further details on significant debt transactions.

During the three months ended March 31, 2021, we entered into and completed various other wireless license acquisitions for cash consideration of approximately $90 million. In addition, we reached two agreements to sell certain wireless licenses for insignificant cash consideration. We reclassified these wireless licenses as assets held for sale within Other assets and recognized a pre-tax loss of $223 million ($167 million after-tax). The agreement is subject to regulatory approval and buyer financing conditions.

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

The acquisition of BlueJeans was accounted for as a business combination. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. We recorded approximately $246 million of goodwill and $190 million of other intangible assets, which primarily consisted of customer lists and internally developed technology. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within Business.

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

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $405 million, net of cash acquired, which is subject to customary closing adjustments.

The financial results of Bluegrass are included in the consolidated results of Verizon from the date of acquisition. These amounts are insignificant for the three months ended March 31, 2021.

The acquisition of Bluegrass was accounted for as a business combination. We are currently assessing the identification and measurement of the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. Preliminarily, we recorded approximately $146 million of plant, property and equipment, $135 million of intangible assets and $80 million of goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within Consumer.

Other
In November 2020, Verizon entered into an agreement to sell our Huffington Post business. In connection with this transaction, we recorded a pre-tax loss of $126 million in Selling, general and administrative expense in our condensed consolidated statement of income for the year ended December 31, 2020. The transaction closed in February 2021.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses, as well as wireless spectrum for which licenses have not yet been received, are as follows:

	At March 31,	At December 31,
(dollars in millions)	2021	2020
Wireless licenses	$98,012	$96,097
Deposits for wireless licenses	45,490	2,772

At March 31, 2021 and 2020, approximately $53.5 billion and $3.5 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. At March 31, 2021, the $53.5 billion was comprised of $8.0 billion recorded in Wireless licenses and $45.5 billion recorded in Deposits for wireless licenses. At March 31, 2020, $3.5 billion, was recorded in Wireless licenses. We recorded approximately $79 million and $64 million of capitalized interest on wireless licenses for the three months ended March 31, 2021 and 2020, respectively. We recorded approximately $35 million of capitalized interest on Deposits for wireless licenses during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2021 (1)	$17,222	$7,535	$16	$24,773
Acquisitions (2)	80	—	—	80
Reclassifications, adjustments and other	3	(19)	—	(16)
Balance at March 31, 2021 (1)	$17,305	$7,516	$16	$24,837
(1) Goodwill is net of accumulated impairment charges of $4.8 billion, related to our Media reporting unit.
(2) The change in goodwill due to acquisitions is due to Bluegrass. See Note 3 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

	At March 31, 2021			At December 31, 2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$4,055	$(2,058)	$1,997	$4,021	$(1,961)	$2,060
Non-network internal-use software (5 to 7 years)	22,107	(15,548)	6,559	21,685	(15,104)	6,581
Other (4 to 25 years)	1,770	(1,022)	748	1,771	(999)	772
Total	$27,932	$(18,628)	$9,304	$27,477	$(18,064)	$9,413

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2021	$629
2020	592

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2021	$1,804
2022	2,085
2023	1,712
2024	1,276
2025	906
2026	690

Note 5. Leasing Arrangements
In April 2021, Verizon executed agreements that modified the tenure and payment terms for certain existing cell tower operating leases to support the build-out of our fifth-generation wireless network. Verizon expects these lease modifications will result in an increase to our operating lease right-of-use assets and liabilities of approximately $7.0 billion to $7.5 billion in the second quarter of 2021.

Note 6. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following table shows the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the three months ended March 31, 2021.

Issuances

(amounts in millions)	Principal Amount Issued		Net Proceeds (1)
Verizon 0.750% notes due 2024		$1,750	$1,746
Verizon floating rate (Compounded SOFR(2) + 0.500%) notes due 2024	750		748
Verizon 1.450% notes due 2026	2,750		2,737
Verizon floating rate (Compounded SOFR(2) + 0.790%) notes due 2026	750		748
Verizon 2.100% notes due 2028	3,000		2,988
Verizon 2.550% notes due 2031	4,250		4,216
Verizon 3.400% notes due 2041	3,750		3,726
Verizon 3.550% notes due 2051	4,500		4,426
Verizon 3.700% notes due 2061	3,500		3,439
Verizon 0.375% notes due 2029 (3)		€1,000	1,186
Verizon 0.750% notes due 2032 (3)		€1,000	1,181
Verizon 1.125% notes due 2035 (3)		€750	878
Verizon 2.375% notes due 2028 (3)	C$	1,000	800
Verizon 4.050% notes due 2051 (3)	C$	500	399
Verizon 2.350% notes due 2028 (3)	A$	600	463
Verizon 3.000% notes due 2031 (3)	A$	500	385
Verizon 3.850% notes due 2041 (3)	A$	150	116
Verizon 0.193% bonds due 2028 (3)	CHF	375	403
Verizon 0.555% bonds due 2031 (3)	CHF	325	349
Total			$30,934
(1) Net proceeds were net of underwriting discounts and other issuance costs. In addition, for securities denominated in a currency other than the U.S. dollar, net proceeds are shown on a U.S. dollar equivalent.
(2) Compounded Secured Overnight Financing Rate (SOFR) is calculated using the SOFR Index published by the Federal Reserve Bank of New York in accordance with the terms of the notes.
(3) See Note 8 for information on derivative transactions related to the issuances.

Repayments, Redemptions and Repurchases
During April 2021, we notified investors of our intention to redeem in May 2021 all of the approximately $713 million outstanding aggregate principal amount of 2.946% notes due 2022.

Asset-Backed Debt
As of March 31, 2021, the carrying value of our asset-backed debt was $10.9 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
Under the terms of each series of ABS Notes, there is a two year revolving period during which we may transfer additional receivables to the ABS Entity. During the three months ended March 31, 2021, we made aggregate principal repayments of $732 million on ABS notes that have entered the amortization period, including principal payments made in connection with clean-up redemptions.

ABS Financing Facility
In March 2021, we borrowed an additional $1.0 billion under the loan agreement outstanding in connection with the ABS Financing Facility. The aggregate outstanding balance under the ABS Financing Facility was $1.5 billion as of March 31, 2021.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2021	2020
Assets
Account receivable, net	$9,445	$9,257
Prepaid expenses and other	1,133	1,128
Other assets	3,717	2,950

Liabilities
Accounts payable and accrued liabilities	9	8
Debt maturing within one year	5,407	4,191
Long-term debt	5,469	6,413

See Note 7 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At March 31, 2021
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,392	N/A
Various export credit facilities (2)	2022 - 2028	7,500	530	$5,205
Total		$17,000	$9,922	$5,205
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the three months ended March 31, 2021, we drew down $470 million from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

2021 Term Loan Credit Agreement
In February 2021, Verizon entered into a credit agreement that provided Verizon with the ability to borrow up to $25.0 billion for general corporate purposes, including any potential acquisition of wireless spectrum. Verizon terminated this agreement in March 2021 without borrowing any of the available funds.

Non-Cash Transactions
During the three months ended March 31, 2021 and 2020, we financed, primarily through alternative financing arrangements, the purchase of approximately $117 million and $502 million, respectively, of long-lived assets consisting primarily of network equipment. As of March 31, 2021 and December 31, 2020, $1.3 billion and $1.6 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2021, $765 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of March 31, 2021, $391 million aggregate principal amount of these obligations remained outstanding.

Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 7. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At March 31, 2021
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$12,019	$4,857	$6,735	$23,611
Less Allowance for credit losses	627	183	294	1,104
Accounts receivable, net of allowance	$11,392	$4,674	$6,441	$22,507
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

The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2021	2020
Device payment plan agreement receivables, gross	$17,943	$17,959
Unamortized imputed interest	(427)	(453)
Device payment plan agreement receivables, at amortized cost	17,516	17,506
Allowance (1)	(880)	(940)
Device payment plan agreement receivables, net	$16,636	$16,566

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$11,392	$11,601
Other assets	5,244	4,965
Device payment plan agreement receivables, net	$16,636	$16,566
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

Included in our device payment plan agreement receivables at March 31, 2021 and December 31, 2020, are net device payment plan agreement receivables of $13.1 billion and $12.1 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 6 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, we may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. We recognize a liability measured at fair value, for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net, does not reflect the trade-in device liability. At March 31, 2021 and December 31, 2020, the amount of trade-in liability was $104 million and $70 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, as of March 31, 2021, by credit quality indicator and year of origination:

	Year of Origination
(dollars in millions)	2021	2020	Prior to 2020(1)	Total
New customers	$684	$1,532	$438	$2,654
Existing customers	3,561	8,847	2,454	14,862
Total	$4,245	$10,379	$2,892	$17,516
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on March 31, 2021.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of March 31, 2021, wireless service receivables, at amortized cost, originating in 2021 and 2020 were $4.7 billion and $187 million, respectively.

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

We monitor the collectability of our wireless service receivables as one overall pool. Wireline service receivables are disaggregated and pooled by the following customer groups: consumer, small and medium business, global enterprise, public sector and wholesale. For wireless service receivables and wireline consumer and small and medium business receivables, the allowance is calculated based on a 12 month rolling average write-off balance multiplied by the average life-cycle of an account from billing to write-off. The risk of loss is assessed over the contractual life of the receivables and is adjusted based on the historical loss amounts for current and future conditions based on management’s qualitative considerations. For global enterprise, public sector and wholesale wireline receivables, the allowance for credit losses is based on historical write-off experience and individual customer credit risk, if applicable.

Activity in the allowance for credit losses by portfolio segment of receivables were as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2021	$940	$262
Current period provision for expected credit losses	132	45
Write-offs charged against the allowance	(204)	(139)
Recoveries collected	12	15
Balance at March 31, 2021	$880	$183
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At March 31,
(dollars in millions)	2021
Unbilled	$16,449
Billed:
Current	893
Past due	174
Device payment plan agreement receivables, at amortized cost	$17,516

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Other assets:
Fixed income securities	$—	$460	$—	$460
Interest rate swaps	—	254	—	254
Cross currency swaps	—	1,362	—	1,362
Total	$—	$2,076	$—	$2,076

Liabilities:
Other current liabilities:
Foreign exchange forwards	$—	$16	$—	$16
Other liabilities:
Interest rate swaps	—	740	—	740
Cross currency swaps	—	337	—	337
Forward starting interest rate swaps	—	160	—	160
Total	$—	$1,253	$—	$1,253

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Foreign exchange forwards	$—	$12	$—	$12
Other assets:
Fixed income securities	—	459	—	459
Interest rate swaps	—	787	—	787
Cross currency swaps	—	1,446	—	1,446
Total	$—	$2,704	$—	$2,704

Liabilities:
Other current liabilities:
Forward interest rate swaps	$—	$409	$—	$409
Foreign exchange forwards	—	2	—	2
Other liabilities:
Interest rate swaps	—	303	—	303
Cross currency swaps	—	196	—	196
Forward starting interest rate swaps	—	388	—	388
Total	$—	$1,298	$—	$1,298
(1)Quoted prices in active markets for identical assets or liabilities.
(2)Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3)Unobservable pricing inputs in the market.

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the carrying amount of our investments without readily determinable fair values were $404 million and $402 million, respectively. During the three months ended March 31, 2021, there were insignificant adjustments due to observable price changes and there were no impairment charges. Cumulative adjustments due to observable price changes and impairment charges were $87 million and insignificant, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2020	$127,778	$103,967	$52,785	$—	$156,752
At March 31, 2021	157,198	120,566	57,325	—	177,891

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
(dollars in millions)	2021	2020
Interest rate swaps	$17,852	$17,768
Cross currency swaps	32,502	26,288
Forward starting interest rate swaps	1,000	2,000
Foreign exchange forwards	1,300	1,405

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. We record the interest rate swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are offset by changes in the fair value of the hedged debt due to changes in interest rates.

During the three months ended March 31, 2021, we entered into and settled interest rate swaps with a total notional value of $1.0 billion and $895 million, respectively. During the three months ended March 31, 2020, we entered into and settled interest rate swaps with a total notional value of $2.4 billion and $1.5 billion, respectively.

The ineffective portion of these interest rate swaps were gains of an insignificant amount and $60 million for the three months ended March 31, 2021 and 2020, respectively.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At March 31,	At December 31,
(dollars in millions)	2021	2020
Carrying amount of hedged liabilities	$17,954	$18,849
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(413)	557
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	661	627

In April 2021, we entered into interest rate swaps with a total notional value of $675 million.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three months ended March 31, 2021, we entered into cross currency swaps with a total notional value of $6.2 billion and we did not settle any cross currency swaps. During the three months ended March 31, 2021, a pre-tax loss of $226 million was recognized in Other comprehensive income (loss). During the three months ended March 31, 2020, we did not enter into or settle any cross currency swaps. During the three months ended March 31, 2020, a pre-tax loss of $3.0 billion was recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income, net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item. See Note 10 for additional information.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

During both the three months ended March 31, 2021 and 2020, we did not enter into any new forward starting interest rate swaps and we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the three months ended March 31, 2021 and 2020, we paid $237 million and $293 million, respectively, for the settlement of forward starting interest rate swaps, which was recorded in Other, net within Cash Flow from Operating Activities. During the three months ended March 31, 2021 and 2020, a pre-tax gain of $400 million and a pre-tax loss of $840 million, respectively, were recognized in Other comprehensive income (loss), resulting from interest rate movements.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. During the three months ended March 31, 2021, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $4.7 billion, and we recognized $251 million in Other comprehensive income (loss). During the three months ended March 31, 2021, we received $251 million from the settlement of treasury rate locks designated as cash flow hedges, which was recorded in Other, net within Cash Flow from Operating Activities. During the three months ended March 31, 2020, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $500 million, and we recognized an insignificant pre-tax loss in Other comprehensive income (loss).

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In March 2021, we de-designated the existing net investment hedge and designated a new net investment hedge using a different Euro-denominated note. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both March 31, 2021 and December 31, 2020.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. During the three months ended March 31, 2021, we entered into and settled foreign exchange forwards with a total notional value of $3.5 billion and $3.6 billion, respectively. During the three months ended March 31, 2020, we entered into and settled foreign exchange forwards with a total notional value of $2.7 billion and $2.8 billion, respectively. During both the three months ended March 31, 2021 and 2020, insignificant pre-tax losses were recognized in Other income, net.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. During the three months ended March 31, 2021, we did not enter into or settle any treasury rate locks that were not designated in hedging relationships, and we did not recognize any amount in our condensed consolidated financial statement. During the three months ended March 31, 2020, we entered into and settled treasury rate locks with a total notional value of $1.6 billion, and we recognized an insignificant amount in Interest expense.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2021, we held an insignificant amount of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 9. Employee Benefits
We maintain non-contributory defined benefit pension plans for certain employees. In addition, we maintain postretirement health care and life insurance plans for certain retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain current and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include service costs associated with pension and other postretirement benefits while other credits and/or charges based on actuarial assumptions, including projected discount rates, an estimated return on plan assets, and impact from health care trend rates are reported in Other income, net. These estimates are updated in the fourth quarter to reflect actual return on plan assets and updated actuarial assumptions or upon a remeasurement event. The adjustment is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2021	2020	2021	2020
Service cost - Cost of services	$65	$59	$24	$22
Service cost - Selling, general and administrative expense	9	14	5	5
Service cost	$74	$73	$29	$27

Amortization of prior service cost (credit)	$15	$15	$(223)	$(241)
Expected return on plan assets	(309)	(297)	(6)	(7)
Interest cost	95	140	72	107
Remeasurement loss, net	—	182	—	—
Other components	$(199)	$40	$(157)	$(141)

Total	$(125)	$113	$(128)	$(114)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including remeasurement adjustments, if any, are recorded in Other income, net.

Severance Payments
During the three months ended March 31, 2021, we paid severance benefits of $93 million. During the three months ended March 31, 2021, we recorded net pre-tax severance charges of an insignificant amount. At March 31, 2021, we had a remaining severance liability of $515 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the three months ended March 31, 2021 and March 31, 2020, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans. We do not expect mandatory pension funding through December 31, 2021. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2021.

Remeasurement loss, net
During the three months ended March 31, 2021, we did not record any net pre-tax gains or losses due to remeasurement.

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

Note 10. Equity and Accumulated Other Comprehensive Income
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended March 31,	2021		2020
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,404		13,419
Other		4		(117)
Balance at end of period		13,408		13,302

Retained Earnings
Balance at beginning of period		60,464		53,147
Opening balance sheet adjustment		—		(200)	(1)
Adjusted opening balance		60,464		52,947
Net income attributable to Verizon		5,245		4,156
Dividends declared ($0.6275, $0.6150 per share)		(2,602)		(2,546)
Balance at end of period		63,107		54,557

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period attributable to Verizon		(71)		998
Foreign currency translation adjustments		(38)		(120)
Unrealized gain (loss) on cash flow hedges		909		(2,210)
Unrealized loss on marketable securities		(5)		(1)
Defined benefit pension and postretirement plans		(155)		(169)
Other comprehensive income (loss)		711		(2,500)
Balance at end of period attributable to Verizon		640		(1,502)

Treasury Stock
Balance at beginning of period	(153,304)	(6,719)	(155,606)	(6,820)
Employee plans	1,935	85	2,164	95
Shareholder plans	3	—	4	—
Balance at end of period	(151,366)	(6,634)	(153,438)	(6,725)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		335		222
Restricted stock equity grant		99		15
Amortization		(152)		(88)
Balance at end of period		282		149

Noncontrolling Interests
Balance at beginning of period		1,430		1,440
Total comprehensive income		133		131
Distributions and other		(112)		(128)
Balance at end of period		1,451		1,443
Total Equity		$72,683		$61,653

(1) Opening balance sheet adjustment for the three months ended March 31, 2020 is due to the adoption of Topic 326, ASU 2016-13, Financial Instruments-Credit Losses and other ASUs on January 1, 2020. Refer to the consolidated financial statements included in Verizon's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the three months ended March 31, 2021. At March 31, 2021, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 1.9 million common shares issued from Treasury stock during the three months ended March 31, 2021.

Accumulated Other Comprehensive Income (Loss)
The changes in the balances of Accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2021	$(404)	$(1,387)	$25	$1,695	$(71)
Other comprehensive income (loss)	(38)	315	(5)	—	272
Amounts reclassified to net income	—	594	—	(155)	439
Net other comprehensive income (loss)	(38)	909	(5)	(155)	711
Balance at March 31, 2021	$(442)	$(478)	$20	$1,540	$640

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized loss on cash flow hedges in the table above are included in Other income, net and Interest expense in our condensed consolidated statements of income. See Note 8 for additional information. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Other income, net in our condensed consolidated statements of income. See Note 9 for additional information.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
External Operating Revenues
Consumer
Service	$16,566	$16,343
Wireless equipment	4,192	3,377
Other	1,982	1,986
Total Consumer	22,740	21,706

Business
Small and Medium Business	2,825	2,798
Global Enterprise	2,557	2,630
Public Sector and Other	1,645	1,474
Wholesale	735	760
Total Business	7,762	7,662
Total reportable segments	$30,502	$29,368

Intersegment Revenues
Consumer	$58	$59
Business	19	19
Total reportable segments	$77	$78

Total Operating Revenues
Consumer	$22,798	$21,765
Business(1)	7,781	7,681
Total reportable segments	$30,579	$29,446

Operating Income
Consumer	$7,519	$7,282
Business	899	954
Total reportable segments	$8,418	$8,236
(1) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $7.0 billion and $752 million, respectively, for the three months ended March 31, 2021, and approximately $6.9 billion and $752 million, respectively, for the three months ended March 31, 2020.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Consumer	$2,860	$2,799
Business	276	262
Total Fios revenue	$3,136	$3,061

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Consumer	$13,684	$13,476
Business	3,060	2,881
Total Wireless service revenue	$16,744	$16,357

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Total reportable segment operating revenues	$30,579	$29,446
Corporate and other	2,422	2,272
Eliminations	(134)	(108)
Total consolidated operating revenues	$32,867	$31,610

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Total reportable segment operating income	$8,418	$8,236
Corporate and other	(233)	(259)
Other components of net periodic benefit charges (Note 9)	(192)	(203)
Loss on spectrum licenses (Note 3)	(223)	(1,195)
Total consolidated operating income	7,770	6,579

Equity in earnings (losses) of unconsolidated businesses	8	(12)
Other income, net	401	143
Interest expense	(1,101)	(1,034)
Income Before Provision For Income Taxes	$7,078	$5,676

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2021 and 2020.

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

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. In 2021, we are focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks, platforms and solutions. We are creating business value by earning customers', employees' and shareholders' trust, limiting our environmental impact and continuing our customer base growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth.

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

Highlights of Our Financial Results for the Three Months Ended March 31, 2021 and 2020
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended March 31, 2021 and 2020
———
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

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three months ended March 31, 2021 totaled $22.8 billion, representing an increase of 4.7% compared to the similar period in 2020. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three months ended March 31, 2021 totaled $7.8 billion, representing an increase of 1.3% compared to the similar period in 2020. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Verizon Media includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated and third-party search properties as well as mail, news, finance, sports and entertainment content, e-commerce and subscription offerings, and provides other businesses and partners access to consumers through digital advertising, content delivery and video streaming platforms. Verizon Media's total operating revenues were $1.9 billion, for the three months ended March 31, 2021, which represents an increase of 10.4% compared to the similar period in 2020.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2021, these investments included $4.5 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2021 are currently expected to be in the range of $17.5 billion to $18.5 billion, including the further expansion of our 5G network in new and existing markets, the densification of our 4G Long-Term Evolution (LTE) wireless network to manage future traffic demands, and the continued deployment of our fiber infrastructure. Expenditures related to the deployment of our C-Band spectrum will be in addition to this amount, and are expected to be approximately $10 billion over three years, with $2 billion to $3 billion expected in 2021. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our networks by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of March 31, 2021, 5G Ultra Wideband is available in 67 U.S. cities and 5G Home is available in 28 U.S. cities. 5G Nationwide is available in over 2,700 U.S. markets. 5G Nationwide uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

To compensate for the shrinking market for traditional copper-based products, we continue to build fiber-based networks supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We are evolving the architecture of our networks to our Intelligent Edge Network, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support both our fiber-based and radio access network technologies. We expect that this new architecture will simplify operations by eliminating legacy network elements, speed the deployment of 5G wireless technology and create new opportunities in the business market in a cost efficient manner.

Impact of the Novel Coronavirus (COVID-19) Pandemic
For a discussion of the impacts on and the risks to our business from COVID-19, refer to Item 1A Risk Factors and "Impacts of the Novel Coronavirus (COVID-19) Pandemic" in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Development
In April 2021, Verizon executed agreements that modified the tenure and payment terms for certain existing cell tower operating leases to support the build-out of our 5G wireless network. Verizon expects these lease modifications will result in an increase to our operating lease right-of-use assets and liabilities of approximately $7.0 billion to $7.5 billion in the second quarter of 2021.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Consumer	$22,798	$21,765	$1,033	4.7%
Business	7,781	7,681	100	1.3
Corporate and other	2,422	2,272	150	6.6
Eliminations	(134)	(108)	(26)	24.1
Consolidated Revenues	$32,867	$31,610	$1,257	4.0

Consolidated revenues increased during the three months ended March 31, 2021, compared to the similar period in 2020, due to revenue increases in our Consumer segment, Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to an increase of $175 million in revenues within Verizon Media.

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Cost of services	$8,020	$7,754	$266	3.4%
Cost of wireless equipment	5,502	4,542	960	21.1
Selling, general and administrative expense	7,401	8,585	(1,184)	(13.8)
Depreciation and amortization expense	4,174	4,150	24	0.6
Consolidated Operating Expenses	$25,097	$25,031	$66	0.3

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

Cost of services increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to an increase in costs related to the device protection offerings to our wireless retail postpaid customers, as well as increases in professional services, traffic acquisition costs, regulatory fees as a result of an increase in the Federal Universal Service Fund (FUSF) rate and rent expense as a result of adding capacity to the networks to support demand. These increases were partially offset by a decrease in roaming costs primarily driven by an overall decrease in international travel and a decrease in access costs resulting from a decline in voice services.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to a shift to higher priced devices in the mix of wireless devices sold, an increase in the number of wireless devices sold, as well as expenses resulting from a recall undertaken for certain jetpack units.

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

Selling, general and administrative expense decreased during the three months ended March 31, 2021, compared to the similar period in 2020. The decrease was primarily due to a $1.2 billion loss resulting from the spectrum license Auction 103 (see "Special Items") and decreases in the provision for credit losses and sales commission expense as a result of actions taken in response to the COVID-19 pandemic during the three months ended March 31, 2020. The decreases were partially offset by an increase in advertising expense, as well as a loss resulting from agreements entered into to sell certain wireless licenses during the three months ended March 31, 2021 (see "Special Items").

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to the change in the mix of net depreciable assets.

Other Consolidated Results
Other Income, Net
Additional information relating to Other income, net is as follows:

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Interest income	$15	$20	$(5)	(25.0)%
Other components of net periodic benefit income	356	101	255	nm
Other, net	30	22	8	36.4
Total	$401	$143	$258	nm
nm - not meaningful

Other income, net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and foreign exchange gains and losses. The change in Other income, net during the three months ended March 31, 2021, compared to the similar period in 2020, was primarily attributable to a pension remeasurement loss of $182 million recorded in 2020 that did not repeat (See "Special Items"), as well as a decrease in interest cost related to our pension and postretirement health care and life insurance plans. See Note 9 to the condensed consolidated financial statements for additional information.

Interest Expense

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Total interest costs on debt balances	$1,275	$1,187	$88	7.4%
Less capitalized interest costs	174	153	21	13.7
Total	$1,101	$1,034	$67	6.5

Average debt outstanding (1) (3)	$135,967	$113,357
Effective interest rate (2) (3)	3.8%	4.2%
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

Total interest expense increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to higher average debt balances, partially offset by lower average interest rates and higher capitalized interest costs. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Provision for income taxes	$1,700	$1,389	$311	22.4%
Effective income tax rate	24.0%	24.5%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate for the three months ended March 31, 2021 compared to the similar period in 2020, was primarily due to higher tax benefits resulting from the favorable resolution of various income tax matters in the current period. The increase in the provision for income taxes during the three months ended March 31, 2021, compared to the similar period in 2020, was primarily due to the impact of the increase in income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.8 billion and $2.9 billion at March 31, 2021 and December 31, 2020, respectively. Interest and penalties related to unrecognized tax benefits were $345 million (after-tax) and $388 million (after-tax) at March 31, 2021 and December 31, 2020, respectively.

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

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Consolidated Net Income	$5,378	$4,287
Add:
Provision for income taxes	1,700	1,389
Interest expense	1,101	1,034
Depreciation and amortization expense	4,174	4,150
Consolidated EBITDA	$12,353	$10,860

Add (Less):
Other income, net (1)	$(401)	$(143)
Equity in earnings (losses) of unconsolidated businesses	(8)	12
Loss on spectrum licenses	223	1,195
Consolidated Adjusted EBITDA	$12,167	$11,924
(1) Includes Pension and benefits mark-to-market adjustments, where applicable. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2021, compared to the similar period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireless retail postpaid accounts are wireless retail customers that are directly served and managed under the Verizon brand and use its services as of the end of the period. Accounts include unlimited plans, shared data plans and corporate accounts, as well as legacy single connection plans and multi-connection family plans. A single account may include monthly wireless services for a variety of connected devices. Wireless retail postpaid accounts are calculated by adding retail postpaid new accounts to the prior period retail postpaid accounts.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions, except ARPA)	2021	2020	(Decrease)
Service	$16,569	$16,341	$228	1.4%
Wireless equipment	4,192	3,377	815	24.1
Other	2,037	2,047	(10)	(0.5)
Total Operating Revenues	$22,798	$21,765	$1,033	4.7

Connections (‘000):(1)
Wireless retail connections	94,230	93,894	336	0.4
Wireless retail postpaid connections	90,172	89,914	258	0.3
Fios internet connections	6,300	5,961	339	5.7
Fios video connections	3,772	4,068	(296)	(7.3)
Broadband connections	6,713	6,481	232	3.6

Net Additions in Period (‘000):(2)
Wireless retail	(307)	(609)	302	49.6
Wireless retail postpaid	(326)	(525)	199	37.9
Wireless retail postpaid phones	(225)	(307)	82	26.7

Churn Rate:
Wireless retail	1.11%	1.20%
Wireless retail postpaid	0.97%	1.01%
Wireless retail postpaid phones	0.77%	0.77%

Account Statistics:
Wireless retail postpaid ARPA	$120.86	$118.86	$2.00	1.7
Wireless retail postpaid accounts (‘000) (1)	33,588	33,669	(81)	(0.2)
Wireless retail postpaid connections per account (1)	2.68	2.67	0.01	0.4
(1)As of end of period
(2)Includes certain adjustments

Consumer’s total operating revenues increased during the three months ended March 31, 2021, compared to the similar period in 2020, as a result of increases in Service and Wireless equipment revenues.

Service Revenue
Service revenue increased during the three months ended March 31, 2021, compared to the similar period in 2020. This increase was primarily driven by an increase in wireless service revenues.

Wireless service revenue increased $208 million, or 1.5%, during the three months ended March 31, 2021, compared to the similar period in 2020. This increase was primarily due to growth from reseller accounts, growth in mobile security products included in certain protection packages, growth in revenues related to content offerings and growth in access revenues related to our postpaid plans. These increases were partially offset by a decrease in TravelPass revenues driven by a continued decrease in international travel due to the COVID-19 pandemic.

For the three months ended March 31, 2021, Fios service revenue totaled $2.7 billion and increased $47 million, or 1.8%, compared to the similar period in 2020. This increase was due to an increase in Fios internet connections, reflecting increased demand for higher broadband speeds, partially offset by a decrease in Fios video revenues, reflecting the ongoing shift from traditional linear video to over-the-top offerings, and decreases in Fios voice revenues.

Wireless Equipment Revenue
Wireless equipment revenue increased during the three months ended March 31, 2021, compared to the similar period in 2020, due to an increase in the number of wireless devices sold and a shift to higher priced devices in the mix of wireless devices sold, partially offset by an increase in promotions.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Cost of services	$4,000	$3,930	$70	1.8%
Cost of wireless equipment	4,392	3,451	941	27.3
Selling, general and administrative expense	4,026	4,282	(256)	(6.0)
Depreciation and amortization expense	2,861	2,820	41	1.5
Total Operating Expenses	$15,279	$14,483	$796	5.5

Cost of Services
Cost of services increased during the three months ended March 31, 2021, compared to the similar period in 2020. This increase was primarily due to increases in costs related to the device protection offerings to our wireless retail postpaid customers, rent expense as a result of adding capacity to the networks to support demand and personnel costs. This increase was partially offset by a decrease in roaming costs primarily driven by a continued decrease in international travel due to the COVID-19 pandemic.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2021, compared to the similar period in 2020, due to an increase in the number of wireless devices sold, a shift to higher priced devices in the mix of wireless devices sold and an increase in expenses as a result of a recall undertaken for certain jetpack units.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during the three months ended March 31, 2021, compared to the similar period in 2020. This decrease was primarily due to decreases in the provision for credit losses and sales commission expense as a result of actions taken in 2020 in response to the COVID-19 pandemic, partially offset by an increase in advertising expense.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2021, compared to the similar period in 2020, driven by the change in the mix of total Verizon depreciable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Segment Operating Income	$7,519	$7,282	$237	3.3%
Add Depreciation and amortization expense	2,861	2,820	41	1.5
Segment EBITDA	$10,380	$10,102	$278	2.8
Segment operating income margin	33.0%	33.5%
Segment EBITDA margin	45.5%	46.4%

The changes in the table above during the three months ended March 31, 2021, compared to the similar period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Small and Medium Business	$2,830	$2,804	$26	0.9%
Global Enterprise	2,559	2,631	(72)	(2.7)
Public Sector and Other	1,646	1,474	172	11.7
Wholesale	746	772	(26)	(3.4)
Total Operating Revenues(1)	$7,781	$7,681	$100	1.3

Connections (‘000):(2)
Wireless retail postpaid connections	26,621	25,658	963	3.8
Fios internet connections	339	330	9	2.7
Fios video connections	73	77	(4)	(5.2)
Broadband connections	480	501	(21)	(4.2)

Net Additions in Period (‘000):(3)
Wireless retail postpaid	156	475	(319)	(67.2)
Wireless retail postpaid phones	47	239	(192)	(80.3)

Churn Rate:
Wireless retail postpaid	1.24%	1.30%
Wireless retail postpaid phones	1.01%	1.02%
(1)Service and other revenues included in our Business segment amounted to approximately $7.0 billion and $6.9 billion for the three months ended March 31, 2021 and 2020, respectively. Wireless equipment revenues included in our Business segment amounted to $752 million for both the three months ended March 31, 2021 and 2020.
(2)As of end of period
(3)Includes certain adjustments

Business’s total operating revenues increased during the three months ended March 31, 2021, compared to the similar period in 2020. This is primarily as a result of increases in Public Sector and Other and Small and Medium Business revenues, partially offset by decreases in Global Enterprise and Wholesale revenues.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, Internet Protocol networking, advanced voice solutions and security and managed information technology services to our U.S.-based small and medium businesses that do not meet the requirements to be categorized as Global Enterprise, as described below.

Small and Medium Business revenues increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to an increase in wireless retail postpaid service revenue as a result of increases in the amount of wireless retail postpaid connections. The increases were further driven by increased wireless equipment revenue resulting from a shift to higher priced units in the mix of wireless devices sold. The increases were partially offset by declines related to the loss of voice and DSL service connections.

For the three months ended March 31, 2021, Fios revenues totaled $239 million, which represents an increase of 1.7% compared to the similar period in 2020, reflecting the increase in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to declines in both traditional data and voice communication services as a result of competitive price pressures, a decrease in access revenue partially due to a continued decrease in international travel due to the COVID-19 pandemic, as well as a decrease in wireless equipment revenue resulting from declines in activation volumes. The decreases in revenue were partially offset by increases in professional services, customer premise equipment, FUSF surcharges due to a rate increase and an increase in advanced communication services revenue due to the BlueJeans Network, Inc. (BlueJeans) acquisition. See Note 3 to the condensed consolidated financial statements for additional information on the BlueJeans acquisition.

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

Public Sector and Other revenues increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily driven by increases in wireless service revenue as a result of an increase in connections due to distance learning programs in response to the COVID-19 pandemic, professional services revenue and advanced communication services revenue. These increases were partially offset by a decrease in customer premise equipment revenue.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to decreases in traditional voice communication and network connectivity, partially offset by an increase in core data.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Cost of services	$2,690	$2,589	$101	3.9%
Cost of wireless equipment	1,111	1,090	21	1.9
Selling, general and administrative expense	2,068	2,034	34	1.7
Depreciation and amortization expense	1,013	1,014	(1)	(0.1)
Total Operating Expenses	$6,882	$6,727	$155	2.3

Cost of Services
Cost of services increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily driven by an increase in direct costs related to the increase in professional services and increased regulatory fees as a result of an increase in the FUSF rate. These increases were partially offset by a decrease in access costs resulting from a decline in voice services.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to an increase in expenses as a result of a recall undertaken for certain jetpack units, as well as a shift to higher priced devices in the mix of wireless devices sold. This increase was partially offset by a decrease in the number of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during the three months ended March 31, 2021, compared to the similar period in 2020, primarily driven by increases in costs related to data and network systems and a one-time international tax benefit that did not repeat in 2021. These increases were partially offset by a decrease in personnel costs.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2021	2020	(Decrease)
Segment Operating Income	$899	$954	$(55)	(5.8)%
Add Depreciation and amortization expense	1,013	1,014	(1)	(0.1)
Segment EBITDA	$1,912	$1,968	$(56)	(2.8)

Segment operating income margin	11.6%	12.4%
Segment EBITDA margin	24.6%	25.6%

The changes in the table above during the three months ended March 31, 2021, compared to the similar period in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Loss on spectrum licenses
Selling, general and administrative expense	$223	$1,195
Severance, pension and benefits charges
Other income, net	—	182
Total	$223	$1,377

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Within Total Operating Expenses	$223	$1,195
Within Other income, net	—	182
Total	$223	$1,377

Loss on Spectrum Licenses
During the three months ended March 31, 2021 we recognized a pre-tax loss of $223 million as a result of signing two agreements to sell certain wireless licenses. See Note 3 to the condensed consolidated financial statements for additional information.

During the three months ended March 31, 2020, we recorded a pre-tax net loss of $1.2 billion as a result of the conclusion of the Federal Communications Commission (FCC) incentive auction, Auction 103, for spectrum licenses in the upper 37 GHz, 39 GHz and 47 GHz bands. See Note 3 to the condensed consolidated financial statements for additional information.

Severance, Pension and Benefits Charges
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

See Note 9 to the condensed consolidated financial statements for additional information related to our pension and benefits charges.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020	Change
Cash Flows Provided By (Used In)
Operating activities	$9,694	$8,824	$870
Investing activities	(49,653)	(6,980)	(42,673)
Financing activities	27,956	2,563	25,393
Increase (decrease) in cash, cash equivalents and restricted cash	$(12,003)	$4,407	$(16,410)

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

We made the decision at the beginning of the COVID-19 pandemic to maintain a higher cash balance than our historical norm to further protect the Company against the economic uncertainties associated with the pandemic. We expect to continue to evaluate the need for that elevated cash balance throughout 2021 and may determine to adjust it depending on economic conditions.

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $870 million during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to changes in working capital, an increase in earnings, and the receipt of $251 million from the settlement of treasury rate locks. These comparative increases were partially offset by the payment of $237 million for the settlement of forward starting interest rate swaps. As a result of prior years' discretionary contributions and the fact that actual asset returns have been higher than expected, we expect that there will be no required pension funding through 2030, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the three months ended March 31, 2021 and 2020 were $4.5 billion and $5.3 billion, respectively. Capital expenditures decreased approximately $780 million, or 14.8%, during the three months ended March 31, 2021, compared to the similar period in 2020, primarily due to the timing of investments, as well as capital efficiencies from our business excellence initiatives. Our investments primarily relate to our network assets which support the business.

Acquisitions of Wireless Licenses
In February 2021, the FCC completed an auction, Auction 107, for mid-band spectrum known as C-Band. During the three months ended March 31, 2021, we paid approximately $44.6 billion for spectrum licenses in connection with this auction.

During the three months ended March 31, 2021, we entered into and completed various other wireless license acquisitions for cash consideration of $90 million.

Acquisitions of Businesses, Net of Cash Acquired
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular, a rural wireless operator serving central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $405 million, net of cash acquired, which is subject to customary closing adjustments.

Cash Flows Provided By Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2021, net cash provided by financing activities was $28.0 billion. During the three months ended March 31, 2020, net cash provided by financing activities was $2.6 billion.

During the three months ended March 31, 2021, our net cash provided by financing activities of $28.0 billion was primarily driven by proceeds from long-term borrowings of $31.4 billion and proceeds from asset-backed long-term borrowings of $1.0 billion. These proceeds were partially offset by cash dividends of $2.6 billion, repayments of asset-backed long-term borrowings of $732 million and repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $302 million.

At March 31, 2021, our total debt of $158.5 billion included unsecured debt of $147.6 billion and secured debt of $10.9 billion. At December 31, 2020, our total debt of $129.1 billion included unsecured debt of $118.5 billion and secured debt of $10.6 billion. During the three months ended March 31, 2021 and 2020, our effective interest rate was 3.8% and 4.2%, respectively. See Note 6 to the condensed consolidated financial statements for additional information regarding our debt activity.

Verizon may acquire debt securities issued by Verizon and its affiliates through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine, for cash or other consideration.

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

See Note 6 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At March 31, 2021
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,392	N/A
Various export credit facilities (2)	2022 - 2028	7,500	530	5,205
Total		$17,000	$9,922	$5,205
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the three months ended March 31, 2021, we drew down $470 million from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

2021 Term Loan Credit Agreement
In February 2021, Verizon entered into a credit agreement that provided Verizon with the ability to borrow up to $25.0 billion for general corporate purposes, including any potential acquisition of wireless spectrum. Verizon terminated this agreement in March 2021 without borrowing any of the available funds.

Other, Net
Other, net financing activities during the three months ended March 31, 2021 includes $295 million in payments related to vendor financing arrangements and $165 million in postings of derivative collateral.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.6 billion and $2.5 billion in cash dividends during the three months ended March 31, 2021 and 2020, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at March 31, 2021 totaled $10.2 billion, a $12.0 billion decrease compared to December 31, 2020, primarily as a result of the factors discussed above.

Restricted cash totaled $1.3 billion as of both March 31, 2021 and December 31, 2020, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020	Change
Net cash provided by operating activities	$9,694	$8,824	$870
Less Capital expenditures (including capitalized software)	4,494	5,274	(780)
Free cash flow	$5,200	$3,550	$1,650

The increase in free cash flow during the three months ended March 31, 2021, compared to the similar period in 2020, is a reflection of the increase in operating cash flows, as well as the decrease in capital expenditures discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2021, we held an insignificant amount of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 8 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2021, approximately 85% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $248 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and our interest rate derivative transactions utilize interest rates that are linked to the London Inter-Bank Offered Rate (LIBOR) as the benchmark rate. LIBOR is the subject of recent U.S. and international regulatory guidance for reform. Regulators have announced that one-week and two-month U.S. dollar LIBOR rates will cease publication after December 31, 2021, and other U.S. dollar LIBOR rates will cease publication after June 30, 2023. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions. We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt, taking into account the impact of our interest rate hedging. The floating rate senior unsecured notes issued in March 2021 utilize interest rates that are linked to the Secured Overnight Financing Rate as the benchmark rate.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2021, the fair value of the asset and liability of these contracts were $254 million and $740 million, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts were $787 million and $303 million, respectively. At March 31, 2021 and December 31, 2020, the total notional amount of the interest rate swaps was $17.9 billion and $17.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At March 31, 2021, the fair value of the liability of these contracts was $160 million. At December 31, 2020, the fair value of the liability of these contracts was $797 million. At March 31, 2021 and December 31, 2020, the total notional amount of the forward starting interest rate swaps was $1.0 billion and $2.0 billion, respectively.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at March 31, 2021 or December 31, 2020.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive income (loss) in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income, net. At March 31, 2021, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At March 31, 2021, the fair value of the asset and liability of these contracts was $1.4 billion and $337 million, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts was $1.4 billion and $196 million, respectively. At March 31, 2021 and December 31, 2020, the total notional amount of the cross currency swaps was $32.5 billion and $26.3 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. At both March 31, 2021 and December 31, 2020, the fair value of the asset and liability of these contracts was insignificant. At March 31, 2021 and December 31, 2020, the total notional amount of the foreign exchange forwards was $1.3 billion and $1.4 billion, respectively.

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

In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Verizon participated in the auction and was the high bidder on 557 licenses in the 3.5 GHz band valued at approximately $1.9 billion. Verizon made payments for these licenses in 2020 and received them from the FCC in March 2021. The purchase cost for these licenses and related capitalized interest, to the extent qualifying activities have occurred, are included in Wireless licenses in our condensed consolidated balance sheet.

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon was the winning bidder on 3,511 licenses, consisting of contiguous C-Band spectrum bands ranging between 140 and 200 megahertz of C-Band spectrum in all 406 markets available in the auction. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. The carrying value of our wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including

Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. Carrying value also includes capitalized interest to the extent qualifying activities have occurred. These figures are recorded within Deposits for wireless licenses in our condensed consolidated balance sheet. Reclassification of these amounts to Wireless licenses is made upon receipt of the corresponding licenses. The timing of when the licenses will be issued will be determined by the FCC after all the payments have been made.

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

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $405 million, net of cash acquired, which is subject to customary closing adjustments. See Note 3 to the condensed consolidated financial statements for additional information.

Other
From time to time, we enter into strategic agreements to acquire various other businesses and investments.

In November 2020, Verizon entered into an agreement to sell our Huffington Post business. In connection with this transaction, we recorded a pre-tax loss of $126 million in Selling, general and administrative expense in our condensed consolidated statement of income for the year ended December 31, 2020. The transaction closed in February 2021.

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item I. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Cautionary Statement Concerning Forward-Looking Statements
In this report we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "forecasts," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2021.

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

There were no changes in the Company’s internal control over financial reporting during the first quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2021. At March 31, 2021, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Form of 2021 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2021 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10c	364-Day Term Loan Credit Agreement, dated as of February 24, 2021, among Verizon Communications Inc., the initial lenders listed therein, and JPMorgan Chase Bank, N.A. as administrative agent, and Morgan Stanley Senior Funding, Inc., as syndication agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 27, 2021	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

10a	Form of 2021 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2021 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10c	364-Day Term Loan Credit Agreement, dated as of February 24, 2021, among Verizon Communications Inc., the initial lenders listed therein, and JPMorgan Chase Bank, N.A. as administrative agent, and Morgan Stanley Senior Funding, Inc., as syndication agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).