Form 10-Q
period 2021-06-30
VERIZON COMMUNICATIONS INC
filed 2021-07-28
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
1.625% Notes due 2024	VZ24B	New York Stock Exchange
4.073% Notes due 2024	VZ24C	New York Stock Exchange
0.875% Notes due 2025	VZ25	New York Stock Exchange
3.250% Notes due 2026	VZ26	New York Stock Exchange
1.375% Notes due 2026	VZ26B	New York Stock Exchange
0.875% Notes due 2027	VZ27E	New York Stock Exchange
1.375% Notes due 2028	VZ28	New York Stock Exchange
1.125% Notes due 2028	VZ28A	New York Stock Exchange
2.350% Fixed Rate Notes due 2028	VZ28C	New York Stock Exchange
1.875% Notes due 2029	VZ29B	New York Stock Exchange
0.375% Notes due 2029	VZ29D	New York Stock Exchange
1.250% Notes due 2030	VZ30	New York Stock Exchange
1.875% Notes due 2030	VZ30A	New York Stock Exchange
2.625% Notes due 2031	VZ31	New York Stock Exchange
2.500% Notes due 2031	VZ31A	New York Stock Exchange
3.000% Fixed Rate Notes due 2031	VZ31D	New York Stock Exchange
0.875% Notes due 2032	VZ32	New York Stock Exchange
0.750% Notes due 2032	VZ32A	New York Stock Exchange
1.300% Notes due 2033	VZ33B	New York Stock Exchange
4.750% Notes due 2034	VZ34	New York Stock Exchange
3.125% Notes due 2035	VZ35	New York Stock Exchange
1.125% Notes due 2035	VZ35A	New York Stock Exchange
3.375% Notes due 2036	VZ36A	New York Stock Exchange
2.875% Notes due 2038	VZ38B	New York Stock Exchange
1.875% Notes due 2038	VZ38C	New York Stock Exchange
1.500% Notes due 2039	VZ39C	New York Stock Exchange
3.500% Fixed Rate Notes due 2039	VZ39D	New York Stock Exchange
1.850% Notes due 2040	VZ40	New York Stock Exchange
3.850% Fixed Rate Notes due 2041	VZ41C	New York Stock Exchange

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

At June 30, 2021, 4,140,116,007 shares of the registrant’s common stock were outstanding, after deducting 151,317,639 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2021	2020	2021	2020

Operating Revenues
Service revenues and other	$28,221	$26,692	$56,144	$54,173
Wireless equipment revenues	5,543	3,755	10,487	7,884
Total Operating Revenues	33,764	30,447	66,631	62,057

Operating Expenses
Cost of services (exclusive of items shown below)	8,324	7,639	16,344	15,393
Cost of wireless equipment	5,931	4,110	11,433	8,652
Selling, general and administrative expense	7,324	7,156	14,725	15,741
Depreciation and amortization expense	4,020	4,181	8,194	8,331
Total Operating Expenses	25,599	23,086	50,696	48,117

Operating Income	8,165	7,361	15,935	13,940
Equity in earnings (losses) of unconsolidated businesses	1	(13)	9	(25)
Other income (expense), net	502	(72)	903	71
Interest expense	(844)	(1,089)	(1,945)	(2,123)
Income Before Provision For Income Taxes	7,824	6,187	14,902	11,863
Provision for income taxes	(1,875)	(1,348)	(3,575)	(2,737)
Net Income	$5,949	$4,839	$11,327	$9,126

Net income attributable to noncontrolling interests	$149	$139	$282	$270
Net income attributable to Verizon	5,800	4,700	11,045	8,856
Net Income	$5,949	$4,839	$11,327	$9,126

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.40	$1.14	$2.67	$2.14
Weighted-average shares outstanding (in millions)	4,141	4,139	4,141	4,139

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.40	$1.13	$2.67	$2.14
Weighted-average shares outstanding (in millions)	4,143	4,141	4,143	4,141
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2021	2020	2021	2020

Net Income	$5,949	$4,839	$11,327	$9,126
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(15), $4, $(7) and $0	58	77	20	(43)
Unrealized gain (loss) on cash flow hedges, net of tax of $294, $(133), $(46) and $659	(777)	314	132	(1,896)
Unrealized gain (loss) on marketable securities, net of tax of $0, $(2), $1 and $(1)	—	6	(5)	5
Defined benefit pension and postretirement plans, net of tax of $52, $55, $103 and $111	(155)	(169)	(310)	(338)
Other comprehensive income (loss) attributable to Verizon	(874)	228	(163)	(2,272)
Total Comprehensive Income	$5,075	$5,067	$11,164	$6,854

Comprehensive income attributable to noncontrolling interests	$149	$139	$282	$270
Comprehensive income attributable to Verizon	4,926	4,928	10,882	6,584
Total Comprehensive Income	$5,075	$5,067	$11,164	$6,854
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2021	2020

Assets
Current assets
Cash and cash equivalents	$4,657	$22,171
Accounts receivable	22,237	25,169
Less Allowance for credit losses	980	1,252
Accounts receivable, net	21,257	23,917
Inventories	1,421	1,796
Prepaid expenses and other	8,291	6,710
Total current assets	35,626	54,594

Property, plant and equipment	283,654	279,737
Less Accumulated depreciation	189,452	184,904
Property, plant and equipment, net	94,202	94,833

Investments in unconsolidated businesses	560	589
Wireless licenses	98,034	96,097
Deposits for wireless licenses	45,910	2,772
Goodwill	24,915	24,773
Other intangible assets, net	7,002	9,413
Operating lease right-of-use assets	28,180	22,531
Other assets	14,761	10,879
Total assets	$349,190	$316,481

Liabilities and Equity
Current liabilities
Debt maturing within one year	$7,023	$5,889
Accounts payable and accrued liabilities	17,328	20,658
Current operating lease liabilities	3,881	3,485
Other current liabilities	11,846	9,628
Total current liabilities	40,078	39,660

Long-term debt	144,894	123,173
Employee benefit obligations	16,713	18,657
Deferred income taxes	37,534	35,711
Non-current operating lease liabilities	23,360	18,000
Other liabilities	11,499	12,008
Total long-term liabilities	234,000	207,549

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued)	429	429
Additional paid in capital	13,403	13,404
Retained earnings	66,310	60,464
Accumulated other comprehensive loss	(234)	(71)
Common stock in treasury, at cost (151,317,639 and 153,304,088 shares outstanding)	(6,632)	(6,719)
Deferred compensation – employee stock ownership plans (ESOPs) and other	408	335
Noncontrolling interests	1,428	1,430
Total equity	75,112	69,272
Total liabilities and equity	$349,190	$316,481
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2021	2020

Cash Flows from Operating Activities
Net Income	$11,327	$9,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,194	8,331
Employee retirement benefits	(1,819)	(32)
Deferred income taxes	1,978	(120)
Provision for expected credit losses	409	831
Equity in losses of unconsolidated businesses, net of dividends received	25	46
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	82	3,297
Other, net	242	2,073
Net cash provided by operating activities	20,438	23,552

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,716)	(9,850)
Acquisitions of businesses, net of cash acquired	(458)	(399)
Acquisitions of wireless licenses	(45,278)	(1,801)
Other, net	51	(74)
Net cash used in investing activities	(54,401)	(12,124)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	31,444	9,305
Proceeds from asset-backed long-term borrowings	2,695	2,844
Repayments of long-term borrowings and finance lease obligations	(7,559)	(8,533)
Repayments of asset-backed long-term borrowings	(2,993)	(4,612)
Dividends paid	(5,198)	(5,090)
Other, net	(1,839)	(146)
Net cash provided by (used in) financing activities	16,550	(6,232)

Increase (decrease) in cash, cash equivalents and restricted cash	(17,413)	5,196
Cash, cash equivalents and restricted cash, beginning of period	23,498	3,917
Cash, cash equivalents and restricted cash, end of period (Note 1)	$6,085	$9,113
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

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2021 and June 30, 2020.

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

Assets held for sale include cash, cash equivalents and restricted cash in our media business, Verizon Media. See Note 3 for additional information.

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2021	2020
Cash and cash equivalents	$4,657	$22,171	$(17,514)
Restricted cash:
Prepaid expenses and other	1,189	1,195	(6)
Other assets	94	132	(38)
Assets held for sale:
Prepaid expenses and other	145	—	145
Cash, cash equivalents and restricted cash	$6,085	$23,498	$(17,413)

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

Corporate and other includes the results of our media business, Verizon Media Group (Verizon Media), and other businesses. Verizon Media generated revenues from contracts with customers under Accounting Standards Updated (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) of approximately $2.1 billion and $3.9 billion during the three and six months ended June 30, 2021, respectively. Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.4 billion and $3.1 billion during the three and six months ended June 30, 2020, respectively.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and six months ended June 30, 2021, revenues from arrangements that were not accounted for under Topic 606 were approximately $768 million and $1.5 billion, respectively. During the three and six months ended June 30, 2020, revenues from arrangements that were not accounted for under Topic 606 were approximately $785 million and $1.6 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At June 30, 2021, month-to-month service contracts represented approximately 92% of our wireless postpaid contracts and approximately 80% of our wireline Consumer and Small and Medium Business contracts, compared to June 30, 2020, for which month-to-month service contracts represented approximately 89% of our wireless postpaid contracts and 67% of our wireline Consumer and Small and Medium Business contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms ranging from greater than one month to up to two years (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be canceled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to contracts that are not accounted for as month-to-month contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services and certain Verizon Media contracts with customers that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately seven years ending in January 2029 and have aggregate contract minimum payments totaling $2.8 billion.

At June 30, 2021, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for the remainder of 2021, 2022 and thereafter was $9.4 billion, $11.7 billion and $3.4 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2021	2021	2020	2020
Receivables(1)	$9,387	$12,029	$10,967	$12,078
Device payment plan agreement receivables(2)	10,836	10,358	10,047	11,741
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

The following table presents information about contract balances:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2021	2021	2020	2020
Contract asset	$972	$937	$993	$1,150
Contract liability (1)	5,846	5,598	5,275	5,307
(1) Revenue recognized related to contract liabilities existing at January 1, 2021 were $199 million and $4.1 billion for the three and six months ended June 30, 2021, respectively. Revenue recognized related to contract liabilities existing at January 1, 2020 were $204 million and $4.0 billion, for the three and six months ended June 30, 2020, respectively.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2021	2020
Assets
Prepaid expenses and other	$772	$733
Other assets	200	204
Total	$972	$937

Liabilities
Other current liabilities	$4,985	$4,843
Other liabilities	861	755
Total	$5,846	$5,598

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

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as deferred contract costs, and amortized over a two-to six-year period. Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively.

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2021	2020
Assets
Prepaid expenses and other	$2,401	$2,472
Other assets	2,113	2,070
Total	$4,514	$4,542

For the three and six months ended June 30, 2021, we recognized expense of $743 million and $1.5 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2020, we recognized expense of $767 million and $1.5 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and six months ended June 30, 2021 or June 30, 2020.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In March 2020, the Federal Communications Commission's (FCC) incentive auction, Auction 103, for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz, and 47 GHz bands concluded. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that were applied towards the purchase price of spectrum in the auction. The value of the licenses won by Verizon amounted to $3.4 billion, of which $1.8 billion was settled with the relinquished 39 GHz licenses. The remaining balance was settled in cash of $1.6 billion, of which $101 million was paid in December 2019. In connection with the incentive auction, a pre-tax net loss of $1.2 billion ($914 million after-tax) was recorded in Selling, general and administrative expense in the condensed consolidated statement of income during the six months ended June 30, 2020 because the exchange of the previously held licenses for new licenses had commercial substance. See Note 4 for additional information. The new reconfigured licenses were received in the second quarter 2020 and are included in Wireless licenses in our condensed consolidated balance sheet.

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

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon was the winning bidder on 3,511 licenses, consisting of contiguous C-Band spectrum bands ranging between 140 and 200 megahertz of C-Band spectrum in all 406 markets available in the auction. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make additional payments to acquire the licenses. The payments are for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.4 billion. We expect to begin making these payments in 2021 for the initial 46 markets and continue to do so for the remaining markets through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. Per FCC order, the clearing must be completed by December 2025.

The carrying value of the wireless spectrum won in Auction 107 will consist of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. Carrying value will also include capitalized interest to the extent qualifying activities have occurred. On July 23, 2021 Verizon received the wireless licenses from the FCC. The carrying value is recorded within Deposits for wireless licenses in our condensed consolidated balance sheet as of June 30, 2021, and has been subsequently reclassified to Wireless licenses upon receipt of the corresponding licenses in July 2021.

Refer to Note 6 for further details on significant debt transactions.

During the three and six months ended June 30, 2021, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount and approximately $90 million, respectively. In March 2021, we reached two agreements to sell certain wireless licenses for insignificant cash consideration. As of June 30, 2021, these wireless licenses are classified as assets held for sale within Other assets and we recognized a pre-tax loss during the six months ended June 30, 2021 of $223 million ($167 million after-tax). The agreements are subject to regulatory approval and buyer financing conditions.

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

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $410 million, net of cash acquired, which is subject to customary closing adjustments.

The financial results of Bluegrass are included in the consolidated results of Verizon from the date of acquisition. These amounts are insignificant for the three months and six months ended June 30, 2021.

The acquisition of Bluegrass was accounted for as a business combination. We are currently assessing the identification and measurement of the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. Preliminarily, we recorded approximately $141 million of plant, property and equipment, $135 million of intangible assets and $91 million of goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within Consumer.

Verizon Media
On May 2, 2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. pursuant to which we agreed to sell Verizon Media in return for consideration of $4.3 billion in cash, subject to customary adjustments, $750 million in non-convertible preferred limited partnership units of the affiliate, and 10% of the fully-diluted common limited partnership units of the affiliate. The sale is subject to customary regulatory approvals and closing conditions and is expected to close in the second half of 2021.

The following table summarizes the major classes of assets and liabilities of Verizon Media which are currently included in Verizon's continuing operations and classified as held for sale in our condensed consolidated balance sheet as of June 30, 2021:

At June 30,
(dollars in millions)	2021
Assets held for sale:
Prepaid expenses and other
Cash and cash equivalents	$100
Restricted cash	45
Accounts receivable	1,843
Other	127
$2,115
Other assets
Property, plant and equipment, net	$1,140
Other intangible assets, net	2,469
Other	227
$3,836
Liabilities held for sale:
Other current liabilities
Accounts payable and accrued liabilities	$1,665
Other	280
$1,945

Other liabilities	$390

The sale includes all of the assets of Verizon Media, including its brands, businesses, and web domains. The operating results of this business are included within our Corporate and other segment for all periods presented. Refer to Note 2 for further details on revenues generated by Verizon Media under Topic 606.

Other
During the three and six months ended June 30, 2021, we completed other acquisitions for insignificant amounts of cash consideration.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses, as well as wireless spectrum for which licenses have not yet been received, are as follows:

	At June 30,	At December 31,
(dollars in millions)	2021	2020
Wireless licenses	$98,034	$96,097
Deposits for wireless licenses	45,910	2,772

At June 30, 2021 and 2020, approximately $53.5 billion and $3.5 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. At June 30, 2021, the $53.5 billion was comprised of $8.0 billion recorded in Wireless licenses and $45.5 billion recorded in Deposits for wireless licenses. At June 30, 2020, $3.5 billion was recorded in Wireless licenses. We recorded approximately $154 million and $101 million of capitalized interest on wireless licenses for the six months ended June 30, 2021 and 2020, respectively. We recorded approximately $455 million of capitalized interest on Deposits for wireless licenses during the six months ended June 30, 2021.

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

During the six months ended June 30, 2021, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2021 (1)	$17,222	$7,535	$16	$24,773
Acquisitions (2)	91	—	37	128
Reclassifications, adjustments and other	3	11	—	14
Balance at June 30, 2021 (1)	$17,316	$7,546	$53	$24,915
(1) Goodwill is net of accumulated impairment charges of $4.8 billion, related to our Media reporting unit.
(2) The change in goodwill due to acquisitions is related to Bluegrass and other insignificant transactions. See Note 3 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

	At June 30, 2021			At December 31, 2020
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$1,951	$(996)	$955	$4,021	$(1,961)	$2,060
Non-network internal-use software (5 to 7 years)	20,080	(14,182)	5,898	21,685	(15,104)	6,581
Other (4 to 25 years)	901	(752)	149	1,771	(999)	772
Total	$22,932	$(15,930)	$7,002	$27,477	$(18,064)	$9,413

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2021	$480	$1,109
2020	605	1,197

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2021	$786
2022	1,565
2023	1,350
2024	1,114
2025	911
2026	538

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

In April 2021, Verizon executed agreements that modified the tenure and payment terms for certain existing cell tower operating leases to support the build out of our fifth generation wireless network.

The components of net lease cost were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(dollars in millions)	Classification	2021	2020	2021	2020
Operating lease cost (1)	Cost of services Selling, general and administrative expense	$1,341	$1,254	$2,585	$2,475
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	66	40	133	291
Interest on lease liabilities	Interest expense	9	10	17	20
Short-term lease cost (1)	Cost of services Selling, general and administrative expense	4	5	9	12
Variable lease cost (1)	Cost of services Selling, general and administrative expense	78	76	159	163
Sublease income	Service revenues and other	(49)	(74)	(97)	(144)
Total net lease cost		$1,449	$1,311	$2,806	$2,817
(1) All operating lease costs, including short-term and variable lease costs, are split between Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income based on the use of the facility or equipment that the rent is being paid on. Refer to the consolidated financial statements included in Verizon's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information. Variable lease costs represent payments that are dependent on a rate or index, or on usage of the asset.

The Company's maturity analysis of operating and finance lease liabilities as of June 30, 2021 were as follows:

		(dollars in millions)
Years	Operating Leases	Finance Leases
Remainder of 2021	$2,186	$204
2022	4,148	376
2023	3,924	310
2024	3,663	241
2025	3,292	120
Thereafter	14,516	97
Total lease payments	31,729	1,348
Less interest	4,488	73
Present value of lease liabilities	27,241	1,275
Less current obligation	3,881	377
Long-term obligation at June 30, 2021	$23,360	$898

Note 6. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the six months ended June 30, 2021.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/ Redeemed/ Repurchased	Amount Paid (1)
Three Months Ended June 30, 2021
Verizon 2.946% notes due 2022	$713	$730
Verizon 2.450% notes due 2022	794	819
Verizon 5.150% notes due 2023	3,190	3,519
Open market repurchases of various Verizon and subsidiary notes	1,994	2,440
Three Months Ended June 30, 2021 total	6,691	7,508
Six Months Ended June 30, 2021 total	$6,691	$7,508
(1) Represents amount paid to repay, redeem, or repurchase, excluding interest or dividend.

Issuances

(amounts in millions)	Principal Amount Issued		Net Proceeds (1)
Three Months Ended March 31, 2021
Verizon 0.750% notes due 2024		$1,750	$1,746
Verizon floating rate (Compounded SOFR(2) + 0.500%) notes due 2024	750		748
Verizon 1.450% notes due 2026	2,750		2,737
Verizon floating rate (Compounded SOFR(2) + 0.790%) notes due 2026	750		748
Verizon 2.100% notes due 2028	3,000		2,988
Verizon 2.550% notes due 2031	4,250		4,216
Verizon 3.400% notes due 2041	3,750		3,726
Verizon 3.550% notes due 2051	4,500		4,426
Verizon 3.700% notes due 2061	3,500		3,439
Verizon 0.375% notes due 2029 (3)		€1,000	1,186
Verizon 0.750% notes due 2032 (3)		€1,000	1,181
Verizon 1.125% notes due 2035 (3)		€750	878
Verizon 2.375% notes due 2028 (3)	C$	1,000	800
Verizon 4.050% notes due 2051 (3)	C$	500	399
Verizon 2.350% notes due 2028 (3)	A$	600	463
Verizon 3.000% notes due 2031 (3)	A$	500	385
Verizon 3.850% notes due 2041 (3)	A$	150	116
Verizon 0.193% bonds due 2028 (3)	CHF	375	403
Verizon 0.555% bonds due 2031 (3)	CHF	325	349
Three Months Ended March 31, 2021 total			30,934
Six Months Ended June 30, 2021 total			$30,934
(1) Net proceeds were net of underwriting discounts and other issuance costs. In addition, for securities denominated in a currency other than the U.S. dollar, net proceeds are shown on a U.S. dollar equivalent basis.
(2) Compounded Secured Overnight Financing Rate (SOFR) is calculated using the SOFR Index published by the Federal Reserve Bank of New York in accordance with the terms of the notes. The Compounded SOFR for the initial interest period ending in June 2021 was 0.010%.
(3) See Note 8 for information on derivative transactions related to the issuances.

Asset-Backed Debt
As of June 30, 2021, the carrying value of our asset-backed debt was $10.3 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the six months ended June 30, 2021, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
May 2021
A Senior class notes	0.500	2.99	$1,500
B Junior class notes	0.690	2.99	119
C Junior class notes	0.890	2.99	81
Total			$1,700

Under the terms of each series of ABS Notes, there is a revolving period that is two years or up to three years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the three and six months ended June 30, 2021, we made aggregate principal repayments of $761 million and $1.5 billion, respectively, on ABS Notes that have entered the amortization period, including principal payments made in connection with clean-up redemptions. In July 2021, in connection with an optional acquisition of receivables and redemption of ABS Notes, we made a principal payment, in whole, for $125 million.

ABS Financing Facility
In March 2021, we borrowed an additional $1.0 billion under the loan agreement outstanding in connection with the ABS Financing Facility. In May 2021, the aggregate outstanding balance of $1.5 billion was fully repaid and there was no outstanding balance under the ABS Financing Facility as of June 30, 2021.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2021	2020
Assets
Account receivable, net	$8,877	$9,257
Prepaid expenses and other	1,189	1,128
Other assets	3,248	2,950

Liabilities
Accounts payable and accrued liabilities	9	8
Debt maturing within one year	4,344	4,191
Long-term debt	5,971	6,413

See Note 7 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At June 30, 2021
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,392	N/A
Various export credit facilities (2)	2022 - 2029	7,500	530	$5,029
Total		$17,000	$9,922	$5,029
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the six months ended June 30, 2021, we drew down $470 million from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the six months ended June 30, 2021 and 2020, we financed, primarily through alternative financing arrangements, the purchase of approximately $145 million and $673 million, respectively, of long-lived assets consisting primarily of network equipment. As of June 30, 2021 and December 31, 2020, $1.3 billion and $1.6 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Debt Extinguishment Losses
During both the three and six months ended June 30, 2021 and June 30, 2020, we recorded debt extinguishment losses of $1.1 billion and $102 million, respectively. The losses are recorded in Other income (expense), net in our condensed consolidated statements of income.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2021, $765 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of June 30, 2021, $391 million aggregate principal amount of these obligations remained outstanding.

Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 7. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At June 30, 2021
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$12,157	$5,006	$5,074	$22,237
Less Allowance for credit losses	575	145	260	980
Accounts receivable, net of allowance	$11,582	$4,861	$4,814	$21,257
(1) Other receivables primarily include wireline receivables and other receivables, the allowances for which are individually insignificant.

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

The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2021	2020
Device payment plan agreement receivables, gross	$18,537	$17,959
Unamortized imputed interest	(397)	(453)
Device payment plan agreement receivables, at amortized cost	18,140	17,506
Allowance (1)	(833)	(940)
Device payment plan agreement receivables, net	$17,307	$16,566

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$11,582	$11,601
Other assets	5,725	4,965
Device payment plan agreement receivables, net	$17,307	$16,566
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

Included in our device payment plan agreement receivables at June 30, 2021 and December 31, 2020, are net device payment plan agreement receivables of $12.0 billion and $12.1 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 6 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At June 30, 2021 and December 31, 2020, the amount of the guarantee liability was $52 million and insignificant, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At June 30, 2021 and December 31, 2020, the amount of trade-in liability was $174 million and $70 million, respectively.

In addition, we may provide the customer with additional future billing credits that will be applied against the customer’s monthly bill as long as service is maintained. These future billing credits are accounted for as consideration payable to a customer and are included in the determination of total transaction price, resulting in a contract liability.

Device payment plan agreement receivables, net, does not reflect the trade-in liability, additional future credits or the guarantee liability.

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

The following table presents device payment plan agreement receivables, at amortized cost, as of June 30, 2021, by credit quality indicator and year of origination:

	Year of Origination
(dollars in millions)	2021	2020	Prior to 2020(1)	Total
New customers	$1,335	$1,183	$218	$2,736
Existing customers	7,074	7,072	1,258	15,404
Total	$8,409	$8,255	$1,476	$18,140
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on June 30, 2021.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of June 30, 2021, wireless service receivables, at amortized cost, originating in 2021 and 2020 were $5.0 billion and an insignificant amount, respectively.

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

Activity in the allowance for credit losses by portfolio segment of receivables were as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2021	$940	$262
Current period provision for expected credit losses	235	87
Write-offs charged against the allowance	(365)	(238)
Recoveries collected	23	34
Balance at June 30, 2021	$833	$145
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At June 30,
(dollars in millions)	2021
Unbilled	$17,040
Billed:
Current	948
Past due	152
Device payment plan agreement receivables, at amortized cost	$18,140

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Interest rate swaps	$—	$184	$—	$184
Cross currency swaps	—	12	—	12
Other assets:
Fixed income securities	—	464	—	464
Interest rate swaps	—	330	—	330
Cross currency swaps	—	1,068	—	1,068
Total	$—	$2,058	$—	$2,058

Liabilities:
Other current liabilities:
Foreign exchange forwards	$—	$13	$—	$13
Cross currency swaps	—	295	—	295
Forward starting interest rate swaps	—	281	—	281
Other liabilities:
Interest rate swaps	—	572	—	572
Cross currency swaps	—	462	—	462
Total	$—	$1,623	$—	$1,623

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Foreign exchange forwards	$—	$12	$—	$12
Other assets:
Fixed income securities	—	459	—	459
Interest rate swaps	—	787	—	787
Cross currency swaps	—	1,446	—	1,446
Total	$—	$2,704	$—	$2,704

Liabilities:
Other current liabilities:
Forward starting interest rate swaps	$—	$409	$—	$409
Foreign exchange forwards	—	2	—	2
Other liabilities:
Interest rate swaps	—	303	—	303
Cross currency swaps	—	196	—	196
Forward starting interest rate swaps	—	388	—	388
Total	$—	$1,298	$—	$1,298
(1)Quoted prices in active markets for identical assets or liabilities.
(2)Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3)Unobservable pricing inputs in the market.

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the carrying amount of our investments without readily determinable fair values were $413 million and $402 million, respectively. During both the three and six months ended June 30, 2021, there were insignificant adjustments due to observable price changes. Cumulative adjustments due to observable price changes were $87 million.

Fixed income securities consist primarily of investments in municipal bonds. The valuation of the fixed income securities are based on the quoted prices for similar assets in active markets or identical assets in inactive markets or models that apply inputs from observable market data. The valuation determines that these securities are classified as Level 2.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2020	$127,778	$103,967	$52,785	$—	$156,752
At June 30, 2021	150,641	112,613	61,703	—	174,316

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
(dollars in millions)	2021	2020
Interest rate swaps	$17,608	$17,768
Cross currency swaps	32,502	26,288
Forward starting interest rate swaps	1,000	2,000
Foreign exchange forwards	1,490	1,405

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

During the three months ended June 30, 2021, we entered into and settled interest rate swaps with a total notional value of $1.6 billion and $1.8 billion, respectively. During the six months ended June 30, 2021, we entered into and settled interest rate swaps with a total notional value of $2.6 billion and $2.7 billion, respectively. During the three months ended June 30, 2020, we did not enter into any interest rate swaps and we settled interest rate swaps with a total notional value of $929 million. During the six months ended June 30, 2020, we entered into and settled interest rate swaps with a total notional value of $2.4 billion.

The ineffective portion of these interest rate swaps were zero and an insignificant amount of gains for the three and six months ended June 30, 2021, respectively. The ineffective portion of these interest rate swaps were losses of an insignificant amount and gains of $56 million for the three and six months ended June 30, 2020, respectively.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At June 30,	At December 31,
(dollars in millions)	2021	2020
Carrying amount of hedged liabilities	$18,021	$18,849
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	25	557
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	637	627

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three months ended June 30, 2021, we did not enter into or settle any cross currency swaps. During the six months ended June 30, 2021, we entered into cross currency swaps with a total notional value of $6.2 billion and we did not settle any cross currency swaps. During the three and six months ended June 30, 2021, a pre-tax loss of $701 million and $927 million, respectively, was recognized in Other comprehensive income (loss). During both the three and six months ended June 30, 2020, we entered into cross currency swaps with a total notional value of $3.3 billion and we settled cross currency swaps with a total notional value of $1.6 billion. During the three and six months ended June 30, 2020, a pre-tax gain of $1.0 billion and a pre-tax loss of $1.9 billion, respectively, were recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item. See Note 10 for additional information.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

During both the three and six months ended June 30, 2021 and 2020, we did not enter into any new forward starting interest rate swaps. During both the three months ended June 30, 2021 and 2020, we did not settle any forward starting interest rate swaps. During both the six months ended June 30, 2021 and 2020, we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the six months ended June 30, 2021 and 2020, we paid $237 million and $293 million, respectively, for the settlement of forward starting interest rate swaps, which was recorded in Other, net within Cash Flow from Operating Activities. During the three and six months ended June 30, 2021, a pre-tax loss of $121 million and a pre-tax gain of $279 million, respectively, were recognized in Other comprehensive income (loss), resulting from interest rate movements. During the three and six months ended June 30, 2020, an insignificant pre-tax gain and a pre-tax loss of $809 million, respectively, was recognized in Other comprehensive income (loss), resulting from interest rate movements.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. During both the three months ended June 30, 2021 and 2020, we did not enter into or settle any treasury rate locks designated as cash flow hedges, and we did not recognize any amount in Other comprehensive income (loss). During the six months ended June 30, 2021, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $4.7 billion, and we recognized $251 million in Other comprehensive income (loss). During the six months ended June 30, 2021, we received $251 million from the settlement of treasury rate locks designated as cash flow hedges, which was recorded in Other, net within Cash Flow from Operating Activities. During the six months ended June 30, 2020, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $500 million, and we recognized an insignificant pre-tax loss in Other comprehensive income (loss).

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In March 2021, we de-designated the existing net investment hedge and designated a new net investment hedge using a different Euro-denominated note. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both June 30, 2021 and December 31, 2020.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. During the three months ended June 30, 2021, we entered into and settled foreign exchange forwards with a total notional value of $3.7 billion and $3.5 billion, respectively. During the six months ended June 30, 2021, we entered into and settled foreign exchange forwards with a total notional value of $7.2 billion and $7.1 billion, respectively. During the three months ended June 30, 2020, we entered into and settled foreign exchange forwards with a total notional value of $4.3 billion and $4.2 billion, respectively. During the six months ended June 30, 2020, we entered into and settled foreign exchange forwards with a total notional value of $6.9 billion and $7.1 billion, respectively. During the three and six months ended June 30, 2021, insignificant pre-tax gains and insignificant pre-tax losses, respectively, were recognized in Other income (expense), net. During the three and six months ended June 30, 2020, pre-tax gains of $81 million and an insignificant amount, respectively, were recognized in Other income (expense), net.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. During both the three and six months ended June 30, 2021, we did not enter into or settle any treasury rate locks that were not designated in hedging relationships, and we did not recognize any amount in our condensed consolidated financial statement. During the three months ended June 30, 2020, we did not enter into or settle any treasury rate locks, and we did not recognize any amount in our condensed consolidated financial statements. During the six months ended June 30, 2020, we entered into and settled treasury rate locks with a total notional value of $1.6 billion, and we recognized an insignificant pre-tax gain in Interest expense.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2021, we held $0.1 billion and posted an insignificant amount of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheet. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2021	2020	2021	2020
Service cost - Cost of services	$62	$59	$23	$23
Service cost - Selling, general and administrative expense	9	14	5	5
Service cost	$71	$73	$28	$28

Amortization of prior service cost (credit)	$15	$15	$(224)	$(242)
Expected return on plan assets	(309)	(296)	(5)	(6)
Interest cost	99	137	73	107
Remeasurement loss (gain), net	(1,314)	153	—	—
Other components	$(1,509)	$9	$(156)	$(141)

Total	$(1,438)	$82	$(128)	$(113)

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2021	2020	2021	2020
Service cost - Cost of services	$127	$118	$47	$45
Service cost - Selling, general and administrative expense	18	28	10	10
Service cost	$145	$146	$57	$55

Amortization of prior service cost (credit)	$30	$30	$(447)	$(483)
Expected return on plan assets	(618)	(593)	(11)	(13)
Interest cost	194	277	145	214
Remeasurement loss (gain), net	(1,314)	335	—	—
Other components	$(1,708)	$49	$(313)	$(282)

Total	$(1,563)	$195	$(256)	$(227)
The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including remeasurement adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three and six months ended June 30, 2021, we paid severance benefits of an insignificant amount and $129 million, respectively. During the six months ended June 30, 2021, we recorded pre-tax severance charges of an insignificant amount. At June 30, 2021, we had a remaining severance liability of $490 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During both the three and six months ended June 30, 2021 and June 30, 2020, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans. We do not expect mandatory pension funding through December 31, 2021. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2021.

Remeasurement loss (gain), net
During both the three and six months ended June 30, 2021, we recorded a pre-tax remeasurement gain of $1.3 billion in our pension plans triggered by settlements, primarily driven by a $1.2 billion credit mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans and a $122 million credit resulting from the difference between our estimated and our actual return on assets.

During the three months ended June 30, 2020, we recorded a net pre-tax remeasurement loss of $153 million primarily driven by a $163 million charge mainly resulting from the difference between our estimated and our actual return on assets and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit due to changes in our discount rate.

During the three months ended March 31, 2020, we recorded a net pre-tax remeasurement loss of $182 million primarily driven by a $196 million charge mainly due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit resulting from the difference between our estimated and our actual return on assets.

Note 10. Equity and Accumulated Other Comprehensive Income (Loss)
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended June 30,	2021		2020
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,408		13,302
Other		(5)		(21)
Balance at end of period		13,403		13,281

Retained Earnings
Balance at beginning of period		63,107		54,557
Net income attributable to Verizon		5,800		4,700
Dividends declared ($0.6275, $0.6150 per share)		(2,597)		(2,544)
Other		—		33
Balance at end of period		66,310		56,746

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period attributable to Verizon		640		(1,502)
Foreign currency translation adjustments		58		77
Unrealized gain (loss) on cash flow hedges		(777)		314
Unrealized gain (loss) on marketable securities		—		6
Defined benefit pension and postretirement plans		(155)		(169)
Other comprehensive income (loss)		(874)		228
Balance at end of period attributable to Verizon		(234)		(1,274)

Treasury Stock
Balance at beginning of period	(151,366)	(6,634)	(153,438)	(6,725)
Employee plans	48	2	58	3
Balance at end of period	(151,318)	(6,632)	(153,380)	(6,722)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		282		149
Restricted stock equity grant		131		157
Amortization		(5)		(69)
Balance at end of period		408		237

Noncontrolling Interests
Balance at beginning of period		1,451		1,443
Total comprehensive income		149		139
Distributions and other		(172)		(166)
Balance at end of period		1,428		1,416
Total Equity		$75,112		$64,113

(dollars in millions, except per share amounts, and shares in thousands)
Six months ended June 30,	2021		2020
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of year	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,404		13,419
Other		(1)		(138)
Balance at end of period		13,403		13,281

Retained Earnings
Balance at beginning of year		60,464		53,147
Opening balance sheet adjustment		—		(200)	(1)
Adjusted opening balance		60,464		52,947
Net income attributable to Verizon		11,045		8,856
Dividends declared ($1.2550, $1.2300 per share)		(5,199)		(5,090)
Other		—		33
Balance at end of period		66,310		56,746

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		(71)		998
Foreign currency translation adjustments		20		(43)
Unrealized gain (loss) on cash flow hedges		132		(1,896)
Unrealized gain (loss) on marketable securities		(5)		5
Defined benefit pension and postretirement plans		(310)		(338)
Other comprehensive loss		(163)		(2,272)
Balance at end of period attributable to Verizon		(234)		(1,274)

Treasury Stock
Balance at beginning of year	(153,304)	(6,719)	(155,606)	(6,820)
Employee plans	1,983	87	2,222	98
Shareholder plans	3	—	4	—
Balance at end of period	(151,318)	(6,632)	(153,380)	(6,722)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		335		222
Restricted stock equity grant		230		172
Amortization		(157)		(157)
Balance at end of period		408		237

Noncontrolling Interests
Balance at beginning of year		1,430		1,440
Total comprehensive income		282		270
Distributions and other		(284)		(294)
Balance at end of period		1,428		1,416
Total Equity		$75,112		$64,113
(1) Opening balance sheet adjustment for the six months ended June 30, 2020 is due to the adoption of Topic 326, ASU 2016-13, Financial Instruments-Credit Losses and other ASUs on January 1, 2020. Refer to the consolidated financial statements included in Verizon's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the six months ended June 30, 2021. At June 30, 2021, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.0 million common shares issued from Treasury stock during the six months ended June 30, 2021.

Accumulated Other Comprehensive Income (Loss)
The changes in the balances of Accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2021	$(404)	$(1,387)	$25	$1,695	$(71)
Other comprehensive income (loss)	20	(294)	(5)	—	(279)
Amounts reclassified to net income	—	426	—	(310)	116
Net other comprehensive income (loss)	20	132	(5)	(310)	(163)
Balance at June 30, 2021	$(384)	$(1,255)	$20	$1,385	$(234)

The amounts presented above in net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized loss on cash flow hedges in the table above are included in Other income (expense), net and Interest expense in our condensed consolidated statements of income. See Note 8 for additional information. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Other income (expense), net in our condensed consolidated statements of income. See Note 9 for additional information.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
External Operating Revenues
Consumer
Service	$16,704	$15,898	$33,270	$32,241
Wireless equipment	4,739	3,209	8,931	6,586
Other	1,973	1,946	3,955	3,932
Total Consumer	23,416	21,053	46,156	42,759

Business
Small and Medium Business	2,890	2,597	5,715	5,395
Global Enterprise	2,582	2,587	5,139	5,217
Public Sector and Other	1,614	1,523	3,259	2,997
Wholesale	658	756	1,393	1,516
Total Business	7,744	7,463	15,506	15,125
Total reportable segments	$31,160	$28,516	$61,662	$57,884

Intersegment Revenues
Consumer	$61	$60	$119	$119
Business	18	19	37	38
Total reportable segments	$79	$79	$156	$157

Total Operating Revenues
Consumer	$23,477	$21,113	$46,275	$42,878
Business(1)	7,762	7,482	15,543	15,163
Total reportable segments	$31,239	$28,595	$61,818	$58,041

Operating Income
Consumer	$7,497	$7,064	$15,016	$14,346
Business	856	946	1,755	1,900
Total reportable segments	$8,353	$8,010	$16,771	$16,246
(1) Service and other revenues included in our Business segment amounted to approximately $7.0 billion for both the three months ended June 30, 2021 and 2020, respectively. Service and other revenues included in our Business segment amounted to approximately $14.0 billion and $13.9 billion for the six months ended June 30, 2021 and 2020, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $804 million and $546 million for the three months ended June 30, 2021 and 2020, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $1.6 billion and $1.3 billion for the six months ended June 30, 2021 and 2020, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Consumer	$2,895	$2,754	$5,755	$5,553
Business	281	260	557	522
Total Fios revenue	$3,176	$3,014	$6,312	$6,075

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Consumer	$13,794	$13,087	$27,478	$26,563
Business	3,090	2,861	6,150	5,742
Total Wireless service revenue	$16,884	$15,948	$33,628	$32,305

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Total reportable segment operating revenues	$31,239	$28,595	$61,818	$58,041
Corporate and other	2,662	1,967	5,084	4,239
Eliminations	(137)	(115)	(271)	(223)
Total consolidated operating revenues	$33,764	$30,447	$66,631	$62,057

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Total reportable segment operating income	$8,353	$8,010	$16,771	$16,246
Corporate and other	4	(445)	(229)	(704)
Other components of net periodic benefit charges (Note 9)	(192)	(204)	(384)	(407)
Loss on spectrum licenses (Note 3)	—	—	(223)	(1,195)
Total consolidated operating income	8,165	7,361	15,935	13,940

Equity in earnings (losses) of unconsolidated businesses	1	(13)	9	(25)
Other income (expense), net	502	(72)	903	71
Interest expense	(844)	(1,089)	(1,945)	(2,123)
Income Before Provision For Income Taxes	$7,824	$6,187	$14,902	$11,863

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2021 or 2020.

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

Verizon is currently involved in approximately 20 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and could seek injunctive relief as well. These cases have progressed to various stages and a small number may go to trial in the coming 12 months if they are not otherwise resolved.

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

During the six months ended June 30, 2021, Verizon entered into one renewable energy purchase agreement (REPA) with a third party. The REPA is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 15 years from the commencement of the facility's entry into commercial operation, which is expected to occur in 2022. The REPA generally is expected to be financially settled based on the prevailing market price as energy is generated by the facility.

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

Highlights of Our Financial Results for the Three Months Ended June 30, 2021 and 2020
(dollars in millions)

Highlights of Our Financial Results for the Six Months Ended June 30, 2021 and 2020
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended June 30, 2021 and 2020
———
Note: Excludes eliminations.

Revenue by Segment for the Six Months Ended June 30, 2021 and 2020
———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon brand and through wholesale and other arrangements. Fixed wireless access (FWA) is also provided to consumers for broadband access through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

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

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and six months ended June 30, 2021 totaled $23.5 billion and $46.3 billion, respectively, representing an increase of 11.2% and 7.9%, respectively, compared to the similar periods in 2020. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. FWA is also provided to business customers for broadband access through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and six months ended June 30, 2021 totaled $7.8 billion and $15.5 billion, respectively, representing an increase of 3.7% and 2.5%, respectively, compared to the similar periods in 2020. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Verizon Media includes diverse media and technology brands that serve both consumers and businesses. Verizon Media provides consumers with owned and operated and third-party search properties as well as mail, news, finance, sports and entertainment content, e-commerce and subscription offerings, and provides other businesses and partners access to consumers through digital advertising, content delivery and video streaming platforms. Verizon Media's total operating revenues were $2.1 billion and $3.9 billion, respectively, for the three and six months ended June 30, 2021, which represents an increase of 49.7% and 28.1%, respectively, compared to the similar periods in 2020. On May 2,

2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. pursuant to which we agreed to sell Verizon Media to the affiliate. The sale is subject to customary regulatory approvals and closing conditions and is expected to close in the second half of 2021. See Note 3 to the condensed consolidated financial statements for additional information.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2021, these investments included $8.7 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2021 are currently expected to be in the range of $17.5 billion to $18.5 billion, including the further expansion of our 5G network in new and existing markets, the densification of our 4G Long-Term Evolution (LTE) wireless network to manage future traffic demands, and the continued deployment of our fiber infrastructure. Expenditures related to the deployment of our C-Band spectrum will be in addition to this amount, and are expected to be approximately $10 billion over three years, with $2 billion to $3 billion expected in 2021. As of June 30, 2021, our capital expenditures include $164 million related to our C-Band deployment. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our networks by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of June 30, 2021, 5G Ultra Wideband is available in parts of 75 U.S. cities and 5G Home is available in parts of 40 U.S. cities. 5G Nationwide is available in over 2,700 U.S. markets. 5G Nationwide uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

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

Impact of the Novel Coronavirus (COVID-19) Pandemic
For a discussion of the impacts on and the risks to our business from COVID-19, refer to Item 1A Risk Factors and "Impacts of the Novel Coronavirus (COVID-19) Pandemic" in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. The impacts from the COVID-19 Pandemic on our operations were most significant during the second quarter of 2020, which also significantly impact the comparability of the results from the second quarter of 2021 to the second quarter of 2020.

Recent Development
On July 23, 2021 Verizon received the wireless licenses from the Federal Communications Commission (FCC) in connection with C-Band wireless spectrum Auction 107. Following the receipt of the corresponding wireless licenses, the purchase cost for these licenses inclusive of related capitalized interest was reclassified from Deposits for wireless licenses to Wireless licenses in our condensed consolidated balance sheet.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Consumer	$23,477	$21,113	$2,364	11.2%	$46,275	$42,878	$3,397	7.9%
Business	7,762	7,482	280	3.7	15,543	15,163	380	2.5
Corporate and other	2,662	1,967	695	35.3	5,084	4,239	845	19.9
Eliminations	(137)	(115)	(22)	19.1	(271)	(223)	(48)	21.5
Consolidated Revenues	$33,764	$30,447	$3,317	10.9	$66,631	$62,057	$4,574	7.4

Consolidated revenues increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, due to revenue increases in our Consumer segment, Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily due to an increase of $687 million and $862 million, respectively, in revenues within Verizon Media.

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Cost of services	$8,324	$7,639	$685	9.0%	$16,344	$15,393	$951	6.2%
Cost of wireless equipment	5,931	4,110	1,821	44.3	11,433	8,652	2,781	32.1
Selling, general and administrative expense	7,324	7,156	168	2.3	14,725	15,741	(1,016)	(6.5)
Depreciation and amortization expense	4,020	4,181	(161)	(3.9)	8,194	8,331	(137)	(1.6)
Consolidated Operating Expenses	$25,599	$23,086	$2,513	10.9	$50,696	$48,117	$2,579	5.4

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

Cost of services increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily due to increases in traffic acquisition costs, professional services, and costs related to the device protection offerings to our wireless retail postpaid customers. These increases were further driven by increases in regulatory fees as a result of an increase in the Federal Universal Service Fund (FUSF) rate, rent expense as a result of both adding capacity to the networks to support demand and lease modifications for certain existing cell towers, and building and facilities costs primarily due to increased utility rates. See Note 5 to the condensed consolidated financial statements for additional information on the lease modifications. These increases were partially offset by a decrease in access costs resulting from a decline in voice services.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily due to increases in the number of wireless devices sold as well as a shift to higher priced devices in the mix of wireless devices sold. For the six months ended June 30, 2021, a further increase was driven by a recall undertaken for certain jetpack units.

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

Selling, general and administrative expense increased and decreased during the three and six months ended June 30, 2021, respectively, compared to the similar periods in 2020. The increase during the three months ended June 30, 2021 was primarily due to an increase in advertising expense from brand messaging in 2021 as well as lower expenses in 2020 as a result of customer behavior during the COVID-19 pandemic, insurance and regulatory settlements, and costs related to data and network systems. The increase was partially offset by a decrease in sales commission expense as a result of actions taken in 2020 in response to the COVID-19 pandemic, and provision for credit losses as a result of both improvement in payment trends in 2021 as well as actions taken in 2020 in response to the COVID-19 pandemic. The decrease during the six months ended June 30, 2021 was primarily due to a $1.2 billion loss during the six months ended June 30, 2020 resulting from the spectrum license Auction 103, compared to the $223 million loss recognized during the six months ended June 30, 2021 resulting from agreements we entered into to sell certain wireless licenses. See "Special Items" for additional information. This decrease was further driven by a decrease in sales commission expense as a result of actions taken in 2020 in response to the COVID-19 pandemic, and provision for credit losses as a result of both improvement in payment trends in 2021 as well as actions taken in 2020 in response to the COVID-19 pandemic. The decreases were partially offset by increases in advertising expense due to brand messaging in 2021 as well as lower expenses in 2020 as a result of customer behavior during the COVID-19 pandemic and costs related to data and network systems.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily as a result of ceasing depreciation and amortization of certain assets of Verizon Media that were reclassified as assets held for sale during the quarter. See Note 3 to the condensed consolidated financial statements for additional information on the Verizon Media sale.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Interest income	$11	$16	$(5)	(31.3)%	$26	$36	$(10)	(27.8)%
Other components of net periodic benefit income	1,665	132	1,533	nm	2,021	233	1,788	nm
Other, net	(1,174)	(220)	(954)	nm	(1,144)	(198)	(946)	nm
Total	$502	$(72)	$574	nm	$903	$71	$832	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and foreign exchange gains and losses.

The changes in Other income (expense), net during the three and six months ended June 30, 2021, compared to the similar periods in 2020, were primarily attributable to a pension remeasurement gain of $1.3 billion recorded during both the three and six months ended June 30, 2021, compared with pension remeasurement losses of $153 million and $335 million recorded during the three and six months ended June 30, 2020, respectively. This was partially offset by an increase in early debt redemption costs of $1.0 billion recorded during both the three and six months ended June 30, 2021. See "Special Items" for additional information.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Total interest costs on debt balances	$1,397	$1,205	$192	15.9%	$2,672	$2,392	$280	11.7%
Less capitalized interest costs	553	116	437	nm	727	269	458	nm
Total Interest Expense	$844	$1,089	$(245)	(22.5)%	$1,945	$2,123	$(178)	(8.4)%

Average debt outstanding (1) (3)	$155,251	$117,239			$143,767	$114,950
Effective interest rate (2) (3)	3.6%	4.1%			3.7%	4.2%
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
nm - not meaningful

Total interest expense decreased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily due to higher capitalized interest costs related to C-Band licenses won, partially offset by higher interest costs on higher average debt balances, which was partially offset by lower average interest rates as a result of our continued focus on optimizing our debt footprint and total borrowing costs. See Note 4 and Note 6 to the condensed consolidated financial statements for additional information.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Provision for income taxes	$1,875	$1,348	$527	39.1%	$3,575	$2,737	$838	30.6%
Effective income tax rate	24.0%	21.8%			24.0%	23.1%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate during both the three and six months ended June 30, 2021 compared to the similar periods in 2020 was primarily due to a larger tax benefit recognized in the prior period from a series of legal entity restructurings compared to the current period. The increase in the provision for income taxes during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, was primarily due to the increase in income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.7 billion and $2.9 billion at June 30, 2021 and December 31, 2020, respectively. Interest and penalties related to unrecognized tax benefits were $352 million (after-tax) and $388 million (after-tax) at June 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Consolidated Net Income	$5,949	$4,839	$11,327	$9,126
Add:
Provision for income taxes	1,875	1,348	3,575	2,737
Interest expense (1)	844	1,089	1,945	2,123
Depreciation and amortization expense	4,020	4,181	8,194	8,331
Consolidated EBITDA	$12,688	$11,457	$25,041	$22,317

Add (Less):
Other (income) expense, net (2)	$(502)	$72	$(903)	$(71)
Equity in losses (earnings) of unconsolidated businesses	(1)	13	(9)	25
Loss on spectrum licenses	—	—	223	1,195
Consolidated Adjusted EBITDA	$12,185	$11,542	$24,352	$23,466
(1) Includes Early debt redemption costs, where applicable. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market adjustments and Early debt redemption costs, where applicable. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2021, compared to the similar periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions, except ARPA)	2021	2020	(Decrease)		2021	2020	(Decrease)
Service	$16,709	$15,900	$809	5.1%	$33,278	$32,241	$1,037	3.2%
Wireless equipment	4,739	3,209	1,530	47.7	8,931	6,586	2,345	35.6
Other	2,029	2,004	25	1.2	4,066	4,051	15	0.4
Total Operating Revenues	$23,477	$21,113	$2,364	11.2	$46,275	$42,878	$3,397	7.9

Connections (‘000):(1)
Wireless retail connections					94,589	93,975	614	0.7
Wireless retail postpaid connections					90,514	89,977	537	0.6
Fios internet connections					6,392	5,971	421	7.1
Fios video connections					3,710	3,987	(277)	(6.9)
Broadband connections					6,783	6,468	315	4.9

Net Additions in Period (‘000):(2)
Wireless retail	368	84	284	nm	61	(525)	586	nm
Wireless retail postpaid	350	72	278	nm	24	(453)	477	nm
Wireless retail postpaid phones	197	97	100	nm	(28)	(210)	182	86.7

Churn Rate:
Wireless retail	0.97%	0.86%			1.04%	1.03%
Wireless retail postpaid	0.83%	0.69%			0.90%	0.85%
Wireless retail postpaid phones	0.65%	0.51%			0.71%	0.64%

Account Statistics:
Wireless retail postpaid ARPA	$121.24	$116.02	$5.22	4.5	$121.05	$117.44	$3.61	3.1
Wireless retail postpaid accounts (‘000) (1)					33,606	33,695	(89)	(0.3)
Wireless retail postpaid connections per account (1)					2.69	2.67	0.02	0.7
(1)As of end of period
(2)Includes certain adjustments
nm - not meaningful

Consumer’s total operating revenues increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, as a result of increases in Service, Wireless equipment and Other revenues.

Service Revenue
Service revenue increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020. These increases were primarily driven by increases in wireless service revenues.

Wireless service revenue increased $707 million, or 5.4%, and $915 million, or 3.4%, during the three and six months ended June 30, 2021, respectively, compared to the similar periods in 2020. These increases were primarily due to growth in mobile security products included in certain protection packages, growth from reseller accounts, growth in revenues related to content offerings and growth in access revenues related to our postpaid plans. These increases were further driven by waived fees as part of customer assistance initiatives taken by Verizon in 2020 due to the COVID-19 pandemic that did not repeat.

For the three and six months ended June 30, 2021, Fios service revenue totaled $2.7 billion and $5.4 billion, respectively, and increased $124 million, or 4.8%, and $171 million, or 3.3%, respectively, compared to the similar periods in 2020. These increases were due to increases in Fios internet connections, reflecting increased demand for higher broadband speeds. The increases were partially offset by decreases in Fios video revenues, reflecting the ongoing shift from traditional linear video to over-the-top offerings, and decreases in Fios voice revenues.

Wireless Equipment Revenue
Wireless equipment revenue increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, due to increases in the number of wireless devices sold partially as a result of increased promotions and a shift to higher priced devices in the mix of wireless devices sold.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Cost of services	$4,181	$3,885	$296	7.6%	$8,181	$7,815	$366	4.7%
Cost of wireless equipment	4,854	3,299	1,555	47.1	9,246	6,750	2,496	37.0
Selling, general and administrative expense	4,045	4,016	29	0.7	8,071	8,298	(227)	(2.7)
Depreciation and amortization expense	2,900	2,849	51	1.8	5,761	5,669	92	1.6
Total Operating Expenses	$15,980	$14,049	$1,931	13.7	$31,259	$28,532	$2,727	9.6

Cost of Services
Cost of services increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020. These increases were primarily due to increases in costs related to the device protection offerings to our wireless retail postpaid customers, rent expense as a result of both adding capacity to the networks to support demand and lease modifications for certain existing cell towers, regulatory fees as a result of an increase in the FUSF rate and personnel costs due to increase in compensation costs.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, due to increases in the number of wireless devices sold as well as a shift to higher priced devices in the mix of wireless devices sold. For the six months ended June 30, 2021, a further increase was driven by a recall undertaken for certain jetpack units.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat and decreased during the three and six months ended June 30, 2021, respectively, compared to the similar periods in 2020. The changes during the three and six months ended June 30, 2021 were primarily due to decreases in sales commission expense as a result of actions taken in 2020 in response to the COVID-19 pandemic, and provision for credit losses as a result of both improvement in payment trends in 2021 as well as actions taken in 2020 in response to the COVID-19 pandemic. For the three and six months ended June 30, 2021, the decreases were more than offset and partially offset, respectively, by increases in advertising expense due to brand messaging in 2021 as well as lower expenses in 2020 as a result of customer behavior during the COVID-19 pandemic.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, driven by the change in the mix of total Verizon depreciable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Segment Operating Income	$7,497	$7,064	$433	6.1%	$15,016	$14,346	$670	4.7%
Add Depreciation and amortization expense	2,900	2,849	51	1.8	5,761	5,669	92	1.6
Segment EBITDA	$10,397	$9,913	$484	4.9	$20,777	$20,015	$762	3.8
Segment operating income margin	31.9%	33.5%			32.4%	33.5%
Segment EBITDA margin	44.3%	47.0%			44.9%	46.7%

The changes in the table above during the three and six months ended June 30, 2021, compared to the similar periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Small and Medium Business	$2,895	$2,601	$294	11.3%	$5,725	$5,405	$320	5.9%
Global Enterprise	2,583	2,589	(6)	(0.2)	5,142	5,220	(78)	(1.5)
Public Sector and Other	1,614	1,523	91	6.0	3,260	2,997	263	8.8
Wholesale	670	769	(99)	(12.9)	1,416	1,541	(125)	(8.1)
Total Operating Revenues(1)	$7,762	$7,482	$280	3.7	$15,543	$15,163	$380	2.5

Connections (‘000):(2)
Wireless retail postpaid connections					26,740	25,897	843	3.3
Fios internet connections					346	327	19	5.8
Fios video connections					72	75	(3)	(4.0)
Broadband connections					480	491	(11)	(2.2)

Net Additions in Period (‘000):(3)
Wireless retail postpaid	178	280	(102)	(36.4)	334	755	(421)	(55.8)
Wireless retail postpaid phones	78	76	2	2.6	125	315	(190)	(60.3)

Churn Rate:
Wireless retail postpaid	1.30%	1.12%			1.27%	1.21%
Wireless retail postpaid phones	1.07%	0.90%			1.04%	0.96%
(1)Service and other revenues included in our Business segment amounted to approximately $7.0 billion for both the three months ended June 30, 2021 and 2020. Service and other revenues included in our Business segment amounted to approximately $14.0 billion and $13.9 billion for the six months ended June 30, 2021 and 2020, respectively. Wireless equipment revenues included in our Business segment amounted to $804 million and $1.6 billion for the three and six months ended June 30, 2021, respectively, and $546 million and $1.3 billion for the three and six months ended June 30, 2020, respectively.
(2)As of end of period
(3)Includes certain adjustments

Business’s total operating revenues increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily as a result of increases in Public Sector and Other and Small and Medium Business revenues, partially offset by decreases in Global Enterprise and Wholesale revenues.

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

Small and Medium Business revenues increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020. The increases are due to higher wireless retail postpaid service revenue as a result of increases in the amount of wireless retail postpaid connections, as well as increases in usage and non-recurring fees due to the impacts of the COVID-19 pandemic in the prior year. This was further driven by increases in wireless equipment revenue primarily due to an increase in the number of wireless devices sold and a shift to higher priced devices in the mix of wireless devices sold. The increases were partially offset by declines related to the loss of voice and DSL service connections.

For the three and six months ended June 30, 2021, Fios revenues totaled $244 million and $483 million, respectively, which represents an increase of 7.5% and 4.6%, respectively, compared to the similar periods in 2020. This change reflects the increase in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily due to declines in both traditional data and voice communication services as a result of competitive price pressures. The decreases were further driven by decreases in advanced communication services due to a decline in usage, as a result of the COVID-19 pandemic, partially offset by increases due to the BlueJeans Network, Inc. (BlueJeans) acquisition. The decreases in revenue were partially offset by increases in wireless equipment revenue due to an increase in the number of wireless devices sold and a shift to higher priced devices in the mix of wireless devices, customer premise equipment due to volumes, and FUSF surcharges due to a rate increase. See Note 3 to the condensed consolidated financial statements for additional information on the BlueJeans acquisition.

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

Public Sector and Other revenues increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily driven by increases in wireless service revenue as a result of an increase in wireless connections. These increases were driven by shifting technology needs in remote business environments, particularly in education.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily due to decreases in traditional voice communication and network connectivity due to technology substitution. For the six months ended June 30, 2021, the decrease was partially offset by increases in core data due to minimum commitment payments.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Cost of services	$2,729	$2,641	$88	3.3%	$5,419	$5,230	$189	3.6%
Cost of wireless equipment	1,076	812	264	32.5	2,187	1,902	285	15.0
Selling, general and administrative expense	2,086	2,069	17	0.8	4,154	4,103	51	1.2
Depreciation and amortization expense	1,015	1,014	1	0.1	2,028	2,028	—	—
Total Operating Expenses	$6,906	$6,536	$370	5.7	$13,788	$13,263	$525	4.0

Cost of Services
Cost of services increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020, primarily driven by increases in direct costs related to increases in professional services, building and facilities costs due to increased utility rates, and increased regulatory fees as a result of an increase in the FUSF rate. These increases were partially offset by decreases in access costs resulting from a decline in voice services.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and six months ended June 30, 2021, compared to the similar periods in 2020. For the three months ended June 30, 2021, the increase was primarily due to increases in the number of wireless devices sold and a shift to higher priced devices in the mix of wireless devices sold. For the six months ended June 30, 2021, the increase was primarily due to a shift to higher priced devices in the mix of wireless devices sold and an increase in expenses as a result of a recall undertaken for certain jetpack units partially offset by a decline in the volume of wireless equipment sold.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat and increased during the three and six months ended June 30, 2021, respectively, compared to the similar periods in 2020. For the six months ended June 30, 2021 the increases were primarily driven by an increase in costs related to data and network systems.
Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Segment Operating Income	$856	$946	$(90)	(9.5)%	$1,755	$1,900	$(145)	(7.6)%
Add Depreciation and amortization expense	1,015	1,014	1	0.1	2,028	2,028	—	—
Segment EBITDA	$1,871	$1,960	$(89)	(4.5)	$3,783	$3,928	$(145)	(3.7)

Segment operating income margin	11.0%	12.6%			11.3%	12.5%
Segment EBITDA margin	24.1%	26.2%			24.3%	25.9%

The changes in the table above during the three and six months ended June 30, 2021, compared to the similar periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Pension and benefits charges (credits)
Other income (expense), net	$(1,314)	$153	$(1,314)	$335
Early debt redemption costs
Other income (expense), net	1,132	129	1,132	129
Interest expense	—	(27)	—	(27)
Loss on spectrum licenses
Selling, general and administrative expense	—	—	223	1,195
Total	$(182)	$255	$41	$1,632

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Within Total Operating Expenses	$—	$—	$223	$1,195
Within Other income (expense), net	(182)	282	(182)	464
Within Interest expense	—	(27)	—	(27)
Total	$(182)	$255	$41	$1,632

Pension and Benefits Charges (Credits)
During both the three and six months ended June 30, 2021, we recorded a pre-tax remeasurement gain of $1.3 billion in our pension plans triggered by settlements, primarily driven by a $1.2 billion credit mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans and a $122 million credit resulting from the difference between our estimated and our actual return on assets. Pension and benefit activity is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses

During the three and six months ended June 30, 2020, we recorded net pre-tax remeasurement losses of $153 million and $335 million, respectively, in our pension plans triggered by settlements.

During the three months ended June 30, 2020, we recorded a net pre-tax remeasurement loss of $153 million primarily driven by a $163 million charge mainly resulting from the difference between our estimated and our actual return on assets and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit due to changes in our discount rate.

During the three months ended March 31, 2020, we recorded a net pre-tax remeasurement loss of $182 million, primarily driven by a $196 million charge mainly due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a credit resulting from the difference between our estimated and our actual return on assets.

See Note 9 to the condensed consolidated financial statements for additional information related to our pension and benefits charges and credits.

Early Debt Redemption Costs
During both the three and six months ended June 30, 2021, we recorded pre-tax early debt redemption costs of $1.1 billion in connection with the redemptions of securities issued by Verizon and open market repurchases of various Verizon and subsidiary notes.

During both the three and six months ended June 30, 2020, we recorded net pre-tax early debt redemption costs of $102 million in connection with the redemptions of securities issued by Verizon and open market repurchases.

See Note 6 to the condensed consolidated financial statements for additional information on these redemptions.

Loss on Spectrum Licenses
During the six months ended June 30, 2021, we recognized a pre-tax loss of $223 million as a result of signing two agreements to sell certain wireless licenses.

During the six months ended June 30, 2020, we recorded a pre-tax net loss of $1.2 billion as a result of the conclusion of the FCC incentive auction, Auction 103, for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz and 47 GHz bands.

See Note 3 to the condensed consolidated financial statements for additional information.

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2021	2020	Change
Cash Flows Provided By (Used In)
Operating activities	$20,438	$23,552	$(3,114)
Investing activities	(54,401)	(12,124)	(42,277)
Financing activities	16,550	(6,232)	22,782
Increase (decrease) in cash, cash equivalents and restricted cash	$(17,413)	$5,196	$(22,609)

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

We made the decision at the beginning of the COVID-19 pandemic to maintain a higher cash balance than our historical norm to further protect the Company against the economic uncertainties associated with the pandemic. Based on the state of the economic recovery, in the second quarter of 2021 we significantly reduced our cash balance. We expect to continue to evaluate our cash balance throughout 2021 and may determine to adjust it further depending on economic conditions.

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $3.1 billion during the six months ended June 30, 2021, compared to the similar period in 2020, primarily due to changes in working capital, which includes higher volumes in 2021, as well as activity during 2020 including tax benefits of approximately $2.0 billion from the postponement of second quarter 2020 tax payments and the receipt of a $2.2 billion cash tax benefit related to the sale of preferred shares in a foreign affiliate, both of which did not repeat in 2021. In addition, we made a payment of $237 million for the settlement of forward starting interest rate swaps in 2021. These decreases were partially offset by an increase in earnings of $2.2 billion and the receipt of $251 million from the settlement of treasury rate locks. As a result of prior years' discretionary contributions and the fact that actual asset returns have been higher than expected, we expect that there will be no required pension funding through 2030, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the six months ended June 30, 2021 and 2020 were $8.7 billion and $9.9 billion, respectively. Capital expenditures decreased approximately $1.1 billion, or 11.5%, during the six months ended June 30, 2021, compared to the similar period in 2020, primarily due to the timing of investments, as well as capital efficiencies from our business excellence initiatives. Our investments primarily relate to our network assets which support the business.

Acquisitions of Wireless Licenses
In February 2021, the FCC completed an auction, Auction 107, for mid-band spectrum known as C-Band. During the six months ended June 30, 2021, we paid approximately $44.6 billion for spectrum licenses in connection with this auction.

During the six months ended June 30, 2021, we entered into and completed various other wireless license acquisitions for cash consideration of $90 million.

During the six months ended June 30, 2021, we recorded capitalized interest related to wireless licenses and deposits for wireless licenses of $154 million and $455 million, respectively.

Acquisitions of Businesses, Net of Cash Acquired
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular, a rural wireless operator serving central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $410 million, net of cash acquired, which is subject to customary closing adjustments.

Cash Flows Provided By (Used In) Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2021, net cash provided by financing activities was $16.6 billion. During the six months ended June 30, 2020, net cash used in financing activities was $6.2 billion.

During the six months ended June 30, 2021, our net cash provided by financing activities was primarily driven by proceeds from long-term borrowings of $31.4 billion and proceeds from asset-backed long-term borrowings of $2.7 billion. These proceeds were partially offset by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $7.6 billion, cash dividends of $5.2 billion, and repayments of asset-backed long-term borrowings of $3.0 billion.

At June 30, 2021, our total debt of $151.9 billion included unsecured debt of $141.6 billion and secured debt of $10.3 billion. At December 31, 2020, our total debt of $129.1 billion included unsecured debt of $118.5 billion and secured debt of $10.6 billion. During the six months ended June 30, 2021 and 2020, our effective interest rate was 3.7% and 4.2%, respectively. See Note 6 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

See Note 6 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At June 30, 2021
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,392	N/A
Various export credit facilities (2)	2022 - 2029	7,500	530	$5,029
Total		$17,000	$9,922	$5,029
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the six months ended June 30, 2021, we drew down $470 million from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Other, Net
Other, net financing activities during the six months ended June 30, 2021 includes $295 million in payments related to vendor financing arrangements, $150 million in postings of derivative collateral and early debt redemption costs. See "Special Items" for additional information on the early debt redemption costs.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $5.2 billion and $5.1 billion in cash dividends during the six months ended June 30, 2021 and 2020, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at June 30, 2021 totaled $4.7 billion, a $17.5 billion decrease compared to December 31, 2020, primarily as a result of the factors discussed above.

Restricted cash totaled $1.3 billion as of both June 30, 2021 and December 31, 2020, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

Assets held for sale includes cash, cash equivalents and restricted cash in our media business, Verizon Media, and totaled $145 million as of June 30, 2021. See Note 3 to the condensed consolidated financial statements for additional information.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2021	2020	Change
Net cash provided by operating activities	$20,438	$23,552	$(3,114)
Less Capital expenditures (including capitalized software)	8,716	9,850	(1,134)
Free cash flow	$11,722	$13,702	$(1,980)

The decrease in free cash flow during the six months ended June 30, 2021, compared to the similar period in 2020, is a reflection of the decrease in operating cash flows, as well as the decrease in capital expenditures discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2021, we held $0.1 billion and posted an insignificant amount of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheet. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 8 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2021, approximately 85% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $229 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and certain of our interest rate derivative transactions utilize interest rates that are linked to the London Inter-Bank Offered Rate (LIBOR) as the benchmark rate. LIBOR is the subject of recent U.S. and international regulatory guidance for reform. Regulators have announced that one-week and two-month U.S. dollar LIBOR rates will cease publication after December 31, 2021, and other U.S. dollar LIBOR rates will cease publication after June 30, 2023. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions. We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt, taking into account the impact of our interest rate hedging. The floating rate senior unsecured notes issued in March 2021 and certain of our interest rate derivative transactions utilize interest rates that are linked to the Secured Overnight Financing Rate as the benchmark rate.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2021, the fair value of the asset and liability of these contracts were $514 million and $572 million, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts were $787 million and $303 million, respectively. At June 30, 2021 and December 31, 2020, the total notional amount of the interest rate swaps was $17.6 billion and $17.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At June 30, 2021, the fair value of the liability of these contracts was $281 million. At December 31, 2020, the fair value of the liability of these contracts was $797 million. At June 30, 2021 and December 31, 2020, the total notional amount of the forward starting interest rate swaps was $1.0 billion and $2.0 billion, respectively.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at June 30, 2021 or December 31, 2020.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At June 30, 2021, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At June 30, 2021, the fair value of the asset and liability of these contracts was $1.1 billion and $757 million, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts was

$1.4 billion and $196 million, respectively. At June 30, 2021 and December 31, 2020, the total notional amount of the cross currency swaps was $32.5 billion and $26.3 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. At June 30, 2021, the fair value of the asset and liability of these contracts was zero and insignificant, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts was insignificant. At June 30, 2021 and December 31, 2020, the total notional amount of the foreign exchange forwards was $1.5 billion and $1.4 billion, respectively.

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

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon was the winning bidder on 3,511 licenses, consisting of contiguous C-Band spectrum bands ranging between 140 and 200 megahertz of C-Band spectrum in all 406 markets available in the auction. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. The carrying value of the wireless spectrum won in Auction 107 will consist of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. Carrying value will also include capitalized interest to the extent qualifying activities have occurred. On July 23, 2021 Verizon received the wireless licenses from the FCC. The carrying value is recorded within Deposits for wireless licenses in our condensed consolidated balance sheet as of June 30, 2021, and has been subsequently reclassified to Wireless licenses upon receipt of the corresponding licenses in July 2021.

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

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $410 million, net of cash acquired, which is subject to customary closing adjustments. See Note 3 to the condensed consolidated financial statements for additional information.

Verizon Media
On May 2, 2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. pursuant to which we agreed to sell Verizon Media in return for consideration of $4.3 billion in cash, subject to customary adjustments, $750 million in non-convertible preferred limited partnership units of the affiliate, and 10% of the fully-diluted common limited partnership units of the affiliate. The sale is subject to customary regulatory approvals and closing conditions and is expected to close in the second half of 2021. See Note 3 to the condensed consolidated financial statements for additional information.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2021.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. In the third quarter of 2020, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace many of our existing core financial systems. The ERP system is designed to enhance the flow of financial information, facilitate data analysis and accelerate information reporting. The implementation is expected to occur in phases over the next several years. During the second quarter of 2021, we have made changes to our internal controls to address processes impacted by the ERP system implementation.

As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures which, in turn, could result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the above-noted changes, there were no changes in the Company’s internal control over financial reporting during the second quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2021. At June 30, 2021, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10	Description of Special Cash Retention Award for G. Gowrappan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: July 28, 2021	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

10	Description of Special Cash Retention Award for G. Gowrappan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).