Form 10-Q
period 2021-09-30
VERIZON COMMUNICATIONS INC
filed 2021-10-26
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

At September 30, 2021, 4,140,163,896 shares of the registrant’s common stock were outstanding, after deducting 151,269,750 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2021	2020	2021	2020

Operating Revenues
Service revenues and other	$27,565	$27,431	$83,709	$81,604
Wireless equipment revenues	5,350	4,112	15,837	11,996
Total Operating Revenues	32,915	31,543	99,546	93,600

Operating Expenses
Cost of services (exclusive of items shown below)	7,855	7,955	24,199	23,348
Cost of wireless equipment	5,673	4,379	17,106	13,031
Selling, general and administrative expense	6,521	7,339	21,246	23,080
Depreciation and amortization expense	3,961	4,192	12,155	12,523
Total Operating Expenses	24,010	23,865	74,706	71,982

Operating Income	8,905	7,678	24,840	21,618
Equity in earnings (losses) of unconsolidated businesses	1	(9)	10	(34)
Other income (expense), net	269	(774)	1,172	(703)
Interest expense	(801)	(1,044)	(2,746)	(3,167)
Income Before Provision For Income Taxes	8,374	5,851	23,276	17,714
Provision for income taxes	(1,820)	(1,347)	(5,395)	(4,084)
Net Income	$6,554	$4,504	$17,881	$13,630

Net income attributable to noncontrolling interests	$147	$147	$429	$417
Net income attributable to Verizon	6,407	4,357	17,452	13,213
Net Income	$6,554	$4,504	$17,881	$13,630

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.55	$1.05	$4.21	$3.19
Weighted-average shares outstanding (in millions)	4,142	4,140	4,141	4,139

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.55	$1.05	$4.21	$3.19
Weighted-average shares outstanding (in millions)	4,144	4,142	4,143	4,141
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2021	2020	2021	2020

Net Income	$6,554	$4,504	$17,881	$13,630
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(6), $10, $(13) and $10	(146)	124	(126)	81
Unrealized gain (loss) on cash flow hedges, net of tax of $61, $(176), $15 and $483	(174)	505	(42)	(1,391)
Unrealized gain (loss) on marketable securities, net of tax of $1, $(1), $2 and $(2)	—	2	(5)	7
Defined benefit pension and postretirement plans, net of tax of $51, $55, $154 and $166	(155)	(169)	(465)	(507)
Other comprehensive income (loss) attributable to Verizon	(475)	462	(638)	(1,810)
Total Comprehensive Income	$6,079	$4,966	$17,243	$11,820

Comprehensive income attributable to noncontrolling interests	$147	$147	$429	$417
Comprehensive income attributable to Verizon	5,932	4,819	16,814	11,403
Total Comprehensive Income	$6,079	$4,966	$17,243	$11,820
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2021	2020

Assets
Current assets
Cash and cash equivalents	$9,936	$22,171
Accounts receivable	23,165	25,169
Less Allowance for credit losses	970	1,252
Accounts receivable, net	22,195	23,917
Inventories	2,303	1,796
Prepaid expenses and other	5,843	6,710
Total current assets	40,277	54,594

Property, plant and equipment	287,421	279,737
Less Accumulated depreciation	191,665	184,904
Property, plant and equipment, net	95,756	94,833

Investments in unconsolidated businesses	1,100	589
Wireless licenses	145,767	96,097
Deposits for wireless licenses	—	2,772
Goodwill	24,887	24,773
Other intangible assets, net	7,022	9,413
Operating lease right-of-use assets	27,969	22,531
Other assets	10,679	10,879
Total assets	$353,457	$316,481

Liabilities and Equity
Current liabilities
Debt maturing within one year	$7,623	$5,889
Accounts payable and accrued liabilities	20,153	20,658
Current operating lease liabilities	3,606	3,485
Other current liabilities	9,976	9,628
Total current liabilities	41,358	39,660

Long-term debt	143,352	123,173
Employee benefit obligations	16,516	18,657
Deferred income taxes	38,481	35,711
Non-current operating lease liabilities	23,507	18,000
Other liabilities	11,754	12,008
Total long-term liabilities	233,610	207,549

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,402	13,404
Retained earnings	70,062	60,464
Accumulated other comprehensive loss	(709)	(71)
Common stock in treasury, at cost (151,269,750 and 153,304,088 shares outstanding)	(6,630)	(6,719)
Deferred compensation – employee stock ownership plans (ESOPs) and other	490	335
Noncontrolling interests	1,445	1,430
Total equity	78,489	69,272
Total liabilities and equity	$353,457	$316,481
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2021	2020

Cash Flows from Operating Activities
Net Income	$17,881	$13,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,155	12,523
Employee retirement benefits	(1,928)	867
Deferred income taxes	2,970	530
Provision for expected credit losses	604	1,100
Equity in losses of unconsolidated businesses, net of dividends received	32	67
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	603	1,345
Other, net	(1,155)	2,410
Net cash provided by operating activities	31,162	32,472

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(13,861)	(14,168)
Acquisitions of businesses, net of cash acquired	(459)	(507)
Acquisitions of wireless licenses	(47,027)	(3,757)
Proceeds from disposition of business	4,122	—
Other, net	207	(37)
Net cash used in investing activities	(57,018)	(18,469)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	32,482	12,387
Proceeds from asset-backed long-term borrowings	2,695	4,439
Repayments of long-term borrowings and finance lease obligations	(7,904)	(8,853)
Repayments of asset-backed long-term borrowings	(3,887)	(6,726)
Dividends paid	(7,797)	(7,636)
Other, net	(2,120)	(1,348)
Net cash provided by (used in) financing activities	13,469	(7,737)

Increase (decrease) in cash, cash equivalents and restricted cash	(12,387)	6,266
Cash, cash equivalents and restricted cash, beginning of period	23,498	3,917
Cash, cash equivalents and restricted cash, end of period (Note 1)	$11,111	$10,183
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

Earnings Per Common Share
There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2021 and September 30, 2020.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At September 30,	At December 31,	Decrease
(dollars in millions)	2021	2020
Cash and cash equivalents	$9,936	$22,171	$(12,235)
Restricted cash:
Prepaid expenses and other	1,074	1,195	(121)
Other assets	101	132	(31)
Cash, cash equivalents and restricted cash	$11,111	$23,498	$(12,387)

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

Corporate and other primarily includes insurance captives as well as the historical results of the divested Verizon Media Group (Verizon Media). On September 1, 2021, we completed the sale of Verizon Media to an affiliate of Apollo Global Management Inc. Under our ownership, Verizon Media generated revenues from contracts with customers under Accounting Standards Updated (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) of approximately $1.4 billion and $5.3 billion during the three and nine months ended September 30, 2021, respectively. Under our ownership, Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.7 billion and $4.7 billion during the three and nine months ended September 30, 2020, respectively. Refer to Note 3 for additional information on the sale of Verizon Media.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and nine months ended September 30, 2021, revenues from arrangements that were not accounted for under Topic 606 were approximately $803 million and $2.3 billion, respectively. During the three and nine months ended September 30, 2020, revenues from arrangements that were not accounted for under Topic 606 were approximately $715 million and $2.3 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At September 30, 2021, month-to-month service contracts represented approximately 93% of our wireless postpaid contracts and approximately 83% of our wireline Consumer and Small and Medium Business contracts, compared to September 30, 2020, for which month-to-month service contracts represented approximately 90% of our wireless postpaid contracts and 70% of our wireline Consumer and Small and Medium Business contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately seven years ending in January 2029 and have aggregate contract minimum payments totaling $2.7 billion.

At September 30, 2021, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2021, 2022 and thereafter was $4.7 billion, $14.5 billion and $6.3 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At September 30,	At January 1,	At September 30,	At January 1,
(dollars in millions)	2021	2021	2020	2020
Receivables(1)	$10,088	$12,029	$11,094	$12,078
Device payment plan agreement receivables(2)	11,178	10,358	9,559	11,741
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

The following table presents information about contract balances:

	At September 30,	At January 1,	At September 30,	At January 1,
(dollars in millions)	2021	2021	2020	2020
Contract asset	$878	$937	$923	$1,150
Contract liability (1)	6,034	5,598	5,321	5,307
(1) Revenue recognized related to contract liabilities existing at January 1, 2021 were $161 million and $4.2 billion for the three and nine months ended September 30, 2021, respectively. Revenue recognized related to contract liabilities existing at January 1, 2020 were $124 million and $4.2 billion, for the three and nine months ended September 30, 2020, respectively.

The balance of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2021	2020
Assets
Prepaid expenses and other	$701	$733
Other assets	177	204
Total	$878	$937

Liabilities
Other current liabilities	$5,159	$4,843
Other liabilities	875	755
Total	$6,034	$5,598

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2021	2020
Assets
Prepaid expenses and other	$2,366	$2,472
Other assets	2,151	2,070
Total	$4,517	$4,542

For the three and nine months ended September 30, 2021, we recognized expense of $751 million and $2.3 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2020, we recognized expense of $763 million and $2.3 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and nine months ended September 30, 2021 or September 30, 2020.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In March 2020, the Federal Communications Commission's (FCC) incentive auction, Auction 103, for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz, and 47 GHz bands concluded. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that were applied towards the purchase price of spectrum in the auction. The value of the licenses won by Verizon amounted to $3.4 billion, of which $1.8 billion was settled with the relinquished 39 GHz licenses. The remaining balance was settled in cash of $1.6 billion, of which $101 million was paid in December 2019. In connection with the incentive auction, a pre-tax net loss of $1.2 billion ($914 million after-tax) was recorded in Selling, general and administrative expense in the condensed consolidated statement of income during the nine months ended September 30, 2020 because the exchange of the previously held licenses for new licenses had commercial substance. See Note 4 for additional information. The new reconfigured licenses were received in the second quarter 2020 and are included in Wireless licenses in our condensed consolidated balance sheet.

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

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon was the winning bidder on 3,511 licenses, consisting of contiguous C-Band spectrum bands ranging between 140 and 200 megahertz of C-Band spectrum in all 406 markets available in the auction. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make additional payments to acquire the licenses. The payments are for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. In September 2021, we made a payment of $1.3 billion for certain obligations related to projected clearing costs associated with the auction. We expect to make payments related to accelerated clearing incentives later in 2021 for the initial 46 markets. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025.

The carrying value of the wireless spectrum won in Auction 107 will consist of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. Carrying value will also include capitalized interest to the extent qualifying activities have occurred. The licenses were received from the FCC in July 2021 and are included within Wireless licenses in our condensed consolidated balance sheet as of September 30, 2021. The average remaining renewal period for these acquired licenses was 15 years.

Refer to Note 6 for further details on significant debt transactions.

During the three and nine months ended September 30, 2021, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount and approximately $95 million, respectively. We recognized a pre-tax loss in connection with the sale of certain wireless licenses during the nine months ended September 30, 2021 of $223 million ($167 million after-tax).

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

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (Tracfone Purchase Agreement) with América Móvil to acquire TracFone Wireless, Inc. (Tracfone), a provider of prepaid and value mobile services in the U.S. Under the terms of the Tracfone Purchase Agreement, we will acquire all of the stock of Tracfone for approximately $3.1 billion in cash and $3.1 billion in Verizon common stock, subject to customary adjustments, at closing. The number of shares issued will be based on an average trading price determined as of the closing date and is subject to a minimum number of shares issuable of 47,124,445 and a maximum number of shares issuable of 57,596,544. The Tracfone Purchase Agreement also includes up to an additional $650 million in future cash consideration related to the achievement of certain performance measures and other commercial arrangements. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the fourth quarter of 2021.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $412 million, net of cash acquired, which is subject to customary closing adjustments.

The financial results of Bluegrass are included in the consolidated results of Verizon from the date of acquisition. For the three and nine months ended September 30, 2021, revenue related to Bluegrass was insignificant and approximately $88 million, respectively.

The acquisition of Bluegrass was accounted for as a business combination. We are currently assessing the identification and measurement of the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. Preliminarily, we recorded approximately $141 million of plant, property and equipment, $135 million of intangible assets and $92 million of goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within Consumer.

Verizon Media
On May 2, 2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. (the Apollo Affiliate) pursuant to which we agreed to sell Verizon Media in return for consideration of $4.3 billion in cash, subject to customary adjustments, $750 million in non-convertible preferred limited partnership units of the Apollo Affiliate, and 10% of the fully-diluted common limited partnership units of the Apollo Affiliate.

On September 1, 2021, we completed the sale of Verizon Media. As of the close of the transaction, cash proceeds, the fair value of the non-convertible preferred limited partnership units of the Apollo Affiliate, and the fair value of 10% of the fully-diluted common limited partnership units of the Apollo Affiliate were $4.3 billion, $496 million, and $124 million, respectively. We recorded a pre-tax gain on sale of approximately $1.1 billion (after-tax $1.1 billion) in Selling general and administrative expense in our condensed consolidated statement of income for the three and nine months ended September 30, 2021. In addition, we incurred $346 million of various costs associated with this disposition which are primarily recorded in Selling general and administrative expense in our condensed consolidated statement of income for the three and nine months ended September 30, 2021.

Upon the closing of the transaction, Verizon’s preferred limited partnership interest in the Apollo Affiliate and 10% common interest in the Apollo Affiliate were recognized at their initial fair value of $496 million and $124 million, respectively. The fair values were both estimated using a combination of the market approach and the income approach. The valuations are both considered Level 3 fair value measurements due to the use of significant judgment and unobservable inputs, which include the amount and timing of future cash flows, and a discount rate reflecting risks inherent in the future cash flows and market prices. Verizon’s preferred limited partnership interest is accounted for at cost, and is subject to impairment and other changes resulting from observable price changes in orderly transactions for identical or similar investments of the issuer. On September 28, 2021, the Apollo Affiliate redeemed $100 million of Verizon’s preferred limited partnership interest reducing the carrying value of our preferred interest at September 30, 2021 to $396 million. The redemption is reflected within Net cash used in investing activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2021. Verizon’s 10% common interest in the Apollo Affiliate is accounted for as an equity method investment. The post-sale results of Verizon’s common ownership interest in the Apollo Affiliate are recorded through the equity method of accounting, within our Corporate and other segment.

The following table summarizes the assets and liabilities which were disposed as a result of the closing of the transaction:

September 1,
(dollars in millions)	2021
Assets:
Cash, cash equivalents and restricted cash	$168
Accounts receivable	1,597
Prepaid expenses and other	134
Property, plant and equipment, net	1,235
Other intangible assets, net	2,579
Other assets	221
Total assets	$5,934
Liabilities:
Accounts payable and accrued liabilities	$1,411
Other current liabilities	315
Other liabilities	310
Total liabilities	$2,036

The operating results of Verizon Media are included within our Corporate and other segment for all periods presented through the date of the sale. Refer to Note 2 for further details on revenues generated by Verizon Media under Topic 606.

In connection with the closing of the transaction, we entered into Transition Services Agreements with the Apollo Affiliate, under which Verizon will continue to provide and receive specified administrative and technical services to support operations for up to 12 months and 18 months, respectively.

Other
During the three and nine months ended September 30, 2021, we completed other acquisitions for cash consideration of an insignificant amount and $51 million, respectively.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses, as well as wireless spectrum for which licenses had not yet been received, are as follows:

	At September 30,	At December 31,
(dollars in millions)	2021	2020
Wireless licenses	$145,767	$96,097
Deposits for wireless licenses	—	2,772

At September 30, 2021 and 2020, approximately $54.8 billion and $6.9 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $1.1 billion and $171 million of capitalized interest on wireless licenses for the nine months ended September 30, 2021 and 2020, respectively.

In July 2021, we received the wireless licenses won in connection with the FCC's auction for C-Band wireless spectrum, Auction 107. As a result, these wireless licenses, including capitalized interest, were reclassified from Deposits for wireless licenses to Wireless licenses in our condensed consolidated balance sheet. Refer to Note 3 for additional information regarding spectrum license transactions.

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

During the nine months ended September 30, 2021, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2021 (1)	$17,222	$7,535	$16	$24,773
Acquisitions (2)	92	—	37	129
Reclassifications, adjustments and other	3	(17)	(1)	(15)
Balance at September 30, 2021 (1)	$17,317	$7,518	$52	$24,887
(1) Goodwill is net of accumulated impairment charges of $4.8 billion, related to our historical Media reporting unit, which included Verizon Media. On September 1, 2021, we completed the sale of Verizon Media. See Note 3 for additional information.
(2) The change in goodwill due to acquisitions is related to Bluegrass and other insignificant transactions. See Note 3 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

	At September 30, 2021			At December 31, 2020
(dollars in millions)	Gross (1) Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (8 to 13 years)	$1,933	$(1,033)	$900	$4,021	$(1,961)	$2,060
Non-network internal-use software (5 to 7 years)	20,525	(14,524)	6,001	21,685	(15,104)	6,581
Other (4 to 25 years)	869	(748)	121	1,771	(999)	772
Total	$23,327	$(16,305)	$7,022	$27,477	$(18,064)	$9,413
(1) Other intangible assets are net of assets disposed as a result of the closing of the Verizon Media sale on September 1, 2021. See Note 3 for additional information.

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2021	$430	$1,539
2020	621	1,818

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2021	$440
2022	1,632
2023	1,426
2024	1,187
2025	994
2026	758

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

The components of net lease cost were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in millions)	Classification	2021	2020	2021	2020
Operating lease cost (1)	Cost of services Selling, general and administrative expense	$1,332	$1,279	$3,917	$3,766
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	65	9	198	300
Interest on lease liabilities	Interest expense	9	9	26	29
Short-term lease cost (1)	Cost of services Selling, general and administrative expense	7	5	16	17
Variable lease cost (1)	Cost of services Selling, general and administrative expense	75	74	234	226
Sublease income	Service revenues and other	(47)	(72)	(144)	(216)
Total net lease cost		$1,441	$1,304	$4,247	$4,122
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

The Company's maturity analysis of operating and finance lease liabilities as of September 30, 2021 were as follows:

		(dollars in millions)
Years	Operating Leases	Finance Leases
Remainder of 2021	$1,085	$107
2022	4,233	399
2023	4,017	337
2024	3,760	268
2025	3,380	149
Thereafter	14,661	111
Total lease payments	31,136	1,371
Less interest	4,023	70
Present value of lease liabilities	27,113	1,301
Less current obligation	3,606	393
Long-term obligation at September 30, 2021	$23,507	$908

Note 6. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the nine months ended September 30, 2021.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Verizon 0.750% - 4.150% notes and floating rate notes, due 2024 - 2026	$4,480	$—
Verizon 2.355% notes due 2032 (1)	—	4,664
Three and Nine Months Ended September 30, 2021 total (2)	$4,480	$4,664
(1) The principal amount issued in exchange does not include either an insignificant amount of cash paid in lieu of the issuance of fractional new notes or accrued and unpaid interest paid on the old notes accepted for exchange to the date of exchange.
(2) The debt exchange offers above meet the criteria to be accounted for as a modification of debt. As a result, the excess of the principal amount of new notes issued over the principal amount of notes exchanged of $184 million was recorded as a discount to Long-term debt in the condensed consolidated balance sheets.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/ Redeemed/ Repurchased	Amount Paid (1)
Three Months Ended June 30, 2021
Verizon 2.946% notes due 2022	$713	$730
Verizon 2.450% notes due 2022	794	819
Verizon 5.150% notes due 2023	3,190	3,519
Open market repurchases of various Verizon and subsidiary notes	1,994	2,440
Three Months Ended June 30, 2021 total	6,691	7,508
Nine Months Ended September 30, 2021 total	$6,691	$7,508
(1) Represents amount paid to repay, redeem, or repurchase, excluding interest or dividend.

During October 2021, we notified investors of our intention to redeem in November 2021 all of the approximately $478 million outstanding aggregate principal amount of 4.150% notes due 2024.

Issuances

(amounts in millions)	Principal Amount Issued		Net Proceeds (1)
Three Months Ended March 31, 2021
Verizon 0.750% notes due 2024		$1,750	$1,746
Verizon floating rate (Compounded SOFR(2) + 0.500%) notes due 2024	750		748
Verizon 1.450% notes due 2026	2,750		2,737
Verizon floating rate (Compounded SOFR(2) + 0.790%) notes due 2026	750		748
Verizon 2.100% notes due 2028	3,000		2,988
Verizon 2.550% notes due 2031	4,250		4,216
Verizon 3.400% notes due 2041	3,750		3,726
Verizon 3.550% notes due 2051	4,500		4,426
Verizon 3.700% notes due 2061	3,500		3,439
Verizon 0.375% notes due 2029 (3)		€1,000	1,186
Verizon 0.750% notes due 2032 (3)		€1,000	1,181
Verizon 1.125% notes due 2035 (3)		€750	878
Verizon 2.375% notes due 2028 (3)	C$	1,000	800
Verizon 4.050% notes due 2051 (3)	C$	500	399
Verizon 2.350% notes due 2028 (3)	A$	600	463
Verizon 3.000% notes due 2031 (3)	A$	500	385
Verizon 3.850% notes due 2041 (3)	A$	150	116
Verizon 0.193% bonds due 2028 (3)	CHF	375	403
Verizon 0.555% bonds due 2031 (3)	CHF	325	349
Three Months Ended March 31, 2021 total			$30,934

Three Months Ended September 30, 2021
Verizon 2.850% notes due 2041 (4)		$1,000	$991
Three Months Ended September 30, 2021 total		$1,000	$991
Nine Months Ended September 30, 2021 total			$31,925
(1) Net proceeds were net of underwriting discounts and other issuance costs. In addition, for securities denominated in a currency other than the U.S. dollar, net proceeds are shown on a U.S. dollar equivalent basis.
(2) Compounded Secured Overnight Financing Rate (SOFR) is calculated using the SOFR Index published by the Federal Reserve Bank of New York in accordance with the terms of the notes. The Compounded SOFR for the interest period ending in September 2021 was 0.050%.
(3) See Note 8 for information on derivative transactions related to the issuances.
(4) An amount equal to the net proceeds from this green bond is expected to be used to fund, in whole or in part, certain renewable energy projects, including new and existing investments made by us during the period from December 1, 2020 through the maturity date of the green bond.

Asset-Backed Debt
As of September 30, 2021, the carrying value of our asset-backed debt was $9.4 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS

Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the nine months ended September 30, 2021, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
May 2021
A Senior class notes	0.500	2.99	$1,500
B Junior class notes	0.690	2.99	119
C Junior class notes	0.890	2.99	81
Total			$1,700

Under the terms of each series of ABS Notes, there is a revolving period that is two years or up to three years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the three and nine months ended September 30, 2021, we made aggregate principal repayments of $894 million and $2.4 billion, respectively, on ABS Notes that have entered the amortization period, including principal payments made in connection with clean-up redemptions.

ABS Financing Facility
In March 2021, we borrowed an additional $1.0 billion under the loan agreement outstanding in connection with the ABS Financing Facility. In May 2021, the aggregate outstanding balance of $1.5 billion was fully repaid and there was no outstanding balance under the ABS Financing Facility as of September 30, 2021.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2021	2020
Assets
Account receivable, net	$8,845	$9,257
Prepaid expenses and other	1,073	1,128
Other assets	3,309	2,950

Liabilities
Accounts payable and accrued liabilities	7	8
Debt maturing within one year	4,429	4,191
Long-term debt	4,996	6,413

See Note 7 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At September 30, 2021
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,413	N/A
Various export credit facilities (2)	2022 - 2029	7,500	530	$4,823
Total		$17,000	$9,943	$4,823
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the nine months ended September 30, 2021, we drew down $470 million from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In September 2021, we submitted an irrevocable request to borrow the remaining $530 million available under our export credit facilities in November 2021.

Non-Cash Transactions
During the nine months ended September 30, 2021 and 2020, we financed, primarily through alternative financing arrangements, the purchase of approximately $337 million and $1.3 billion, respectively, of long-lived assets consisting primarily of network equipment. As of September 30, 2021 and December 31, 2020, $1.3 billion and $1.6 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Debt Extinguishment Losses
During both the three months ended September 30, 2021 and September 30, 2020, we did not record debt extinguishment losses. During the nine months ended September 30, 2021 and 2020, we recorded debt extinguishment losses of $1.1 billion and $102 million, respectively. The losses are recorded in Other income (expense), net in our condensed consolidated statements of income.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2021, $765 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

We also guarantee the debt obligations of GTE LLC as successor in interest to GTE Corporation that were issued and outstanding prior to July 1, 2003. As of September 30, 2021, $391 million aggregate principal amount of these obligations remained outstanding.

Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 7. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At September 30, 2021
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$12,370	$5,055	$5,740	$23,165
Less Allowance for credit losses	573	140	257	970
Accounts receivable, net of allowance	$11,797	$4,915	$5,483	$22,195
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

The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2021	2020
Device payment plan agreement receivables, gross	$18,991	$17,959
Unamortized imputed interest	(365)	(453)
Device payment plan agreement receivables, at amortized cost	18,626	17,506
Allowance (1)	(838)	(940)
Device payment plan agreement receivables, net	$17,788	$16,566

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$11,797	$11,601
Other assets	5,991	4,965
Device payment plan agreement receivables, net	$17,788	$16,566
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

Included in our device payment plan agreement receivables at both September 30, 2021 and December 31, 2020, are net device payment plan agreement receivables of $12.1 billion, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 6 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At September 30, 2021 and December 31, 2020, the amount of the guarantee liability was $66 million and insignificant, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At September 30, 2021 and December 31, 2020, the amount of trade-in liability was $192 million and $70 million, respectively.

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

Based on the custom credit risk score, we assign each customer a credit class, each of which has specified offers of credit. This includes an account level spending limit and a maximum amount of credit allowed per device for Consumer customers or a required down payment percentage for Business customers.

Credit Quality Information
Subsequent to origination, we assess indicators for the quality of our wireless device payment plan agreement portfolio using two models, one for new customers and one for existing customers. The model for new customers pools all Consumer and Business wireless customers based on 210 days or less as "new customers." The model for existing customers pools all Consumer and Business wireless customers based on 210 days or more as "existing customers."

The following table presents device payment plan agreement receivables, at amortized cost, as of September 30, 2021, by credit quality indicator and year of origination:

	Year of Origination
(dollars in millions)	2021	2020	Prior to 2020(1)	Total
New customers	$1,846	$869	$75	$2,790
Existing customers	9,980	5,388	468	15,836
Total	$11,826	$6,257	$543	$18,626
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on September 30, 2021.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of September 30, 2021, wireless service receivables, at amortized cost, originating in 2021 and 2020 were $5.0 billion and an insignificant amount, respectively.

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

Activity in the allowance for credit losses by portfolio segment of receivables were as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2021	$940	$262
Current period provision for expected credit losses	349	126
Write-offs charged against the allowance	(482)	(296)
Recoveries collected	31	48
Balance at September 30, 2021	$838	$140
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

We monitor delinquency and write-off experience based on the quality of our device payment plan agreement and wireless service receivables portfolios. The extent of our collection efforts with respect to a particular customer are based on the results of our proprietary custom internal scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These custom scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Since our customers’ behaviors may be impacted by general economic conditions, we analyzed whether changes in macroeconomic conditions impact our credit loss experience and have concluded that our credit loss estimates are generally not materially impacted by reasonable and supportable forecasts of future economic conditions. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. For device payment plan agreement receivables and wireless service receivables, we consider an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date. The risk class determines the speed and severity of the collections effort including initiatives taken to facilitate customer payment.

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At September 30,
(dollars in millions)	2021
Unbilled	$17,473
Billed:
Current	973
Past due	180
Device payment plan agreement receivables, at amortized cost	$18,626

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Interest rate swaps	$—	$217	$—	$217
Cross currency swaps	—	10	—	10
Other assets:
Fixed income securities	—	448	—	448
Interest rate swaps	—	283	—	283
Cross currency swaps	—	620	—	620
Total	$—	$1,578	$—	$1,578

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$4	$—	$4
Foreign exchange forwards	—	12	—	12
Cross currency swaps	—	197	—	197
Forward starting interest rate swaps	—	281	—	281
Other liabilities:
Interest rate swaps	—	612	—	612
Cross currency swaps	—	1,165	—	1,165
Total	$—	$2,271	$—	$2,271

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Foreign exchange forwards	$—	$12	$—	$12
Other assets:
Fixed income securities	—	459	—	459
Interest rate swaps	—	787	—	787
Cross currency swaps	—	1,446	—	1,446
Total	$—	$2,704	$—	$2,704

Liabilities:
Other current liabilities:
Forward starting interest rate swaps	$—	$409	$—	$409
Foreign exchange forwards	—	2	—	2
Other liabilities:
Interest rate swaps	—	303	—	303
Cross currency swaps	—	196	—	196
Forward starting interest rate swaps	—	388	—	388
Total	$—	$1,298	$—	$1,298
(1)Quoted prices in active markets for identical assets or liabilities.
(2)Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3)Unobservable pricing inputs in the market.

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the carrying amount of our investments without readily determinable fair values were $843 million and $402 million, respectively. During both the three and nine months ended September 30, 2021, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. Cumulative adjustments due to observable price changes and impairment charges were $115 million and $50 million, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2020	$127,778	$103,967	$52,785	$—	$156,752
At September 30, 2021	149,674	113,042	59,177	—	172,219

Derivative Instruments
We enter into derivative transactions primarily to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. We employ risk management strategies, which may include the use of a variety of derivatives including interest rate swaps, cross currency swaps, forward starting interest rate swaps, treasury rate locks, interest rate caps, swaptions and foreign exchange forwards. We do not hold derivatives for trading purposes.

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
(dollars in millions)	2021	2020
Interest rate swaps	$17,756	$17,768
Cross currency swaps	32,502	26,288
Forward starting interest rate swaps	1,000	2,000
Foreign exchange forwards	870	1,405

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

During the three months ended September 30, 2021, we did not enter into any interest rate swaps and we settled interest rate swaps with a total notional value of $851 million. During the nine months ended September 30, 2021, we entered into and settled interest rate swaps with a total notional value of $2.6 billion and $3.5 billion, respectively. During the three months ended September 30, 2020, we entered into interest rate swaps with a total notional value of $1.1 billion and we did not settle any interest rate swaps. During the nine months ended September 30, 2020, we entered into and settled interest rate swaps with a total notional value of $3.5 billion and $2.4 billion, respectively.

The ineffective portion of these interest rate swaps were zero and an insignificant amount of gains for the three and nine months ended September 30, 2021, respectively. The ineffective portion of these interest rate swaps were insignificant losses and gains for the three and nine months ended September 30, 2020, respectively.

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At September 30,	At December 31,
(dollars in millions)	2021	2020
Carrying amount of hedged liabilities	$17,223	$18,849
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(29)	557
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	603	627

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses.

During the three months ended September 30, 2021, we did not enter into or settle any cross currency swaps. During the nine months ended September 30, 2021, we entered into cross currency swaps with a total notional value of $6.2 billion and we did not settle any cross currency swaps. During the three and nine months ended September 30, 2021, a pre-tax loss of $1.1 billion and $2.0 billion, respectively, was recognized in Other comprehensive income (loss). During the three months ended September 30, 2020, we did not enter into or settle any cross currency swaps. During the nine months ended September 30, 2020, we entered into cross currency swaps with a total notional value of $3.3 billion and we settled cross currency swaps with a total notional value of $1.6 billion. During the three and nine months ended September 30, 2020, a pre-tax gain of $1.5 billion and a pre-tax loss of $420 million, respectively, were recognized in Other comprehensive income (loss). A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item. See Note 10 for additional information.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance.

During both the three and nine months ended September 30, 2021, we did not enter into any new forward starting interest rate swaps. During the three months ended September 30, 2021, we did not settle any forward starting interest rate swaps. During the nine months ended September 30, 2021, we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During both the three and nine months ended September 30, 2020, we did not enter into any new forward starting interest rate swaps. During the three months ended September 30, 2020, we did not settle any forward starting interest rate swaps. During the nine months ended September 30, 2020, we settled forward starting interest rate swaps with a total notional value of $1.0 billion. During the nine months ended September 30, 2021 and 2020, we paid $237 million and $293 million, respectively, for the settlement of forward starting interest rate swaps, which was recorded in Other, net within Cash Flow from Operating Activities. During the three and nine months ended September 30, 2021, an insignificant pre-tax gain and pre-tax gain of $279 million, respectively, were recognized in Other comprehensive income (loss), resulting from interest rate movements. During the three and nine months ended September 30, 2020, a pre-tax gain of $141 million and a pre-tax loss of $668 million, respectively, were recognized in Other comprehensive income (loss), resulting from interest rate movements.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. During both the three months ended September 30, 2021 and 2020, we did not enter into or settle any treasury rate locks designated as cash flow hedges, and we did not recognize any amount in Other comprehensive income (loss). During the nine months ended September 30, 2021, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $4.7 billion, and we recognized $251 million in Other comprehensive income (loss). During the nine months ended September 30, 2021, we received $251 million from the settlement of treasury rate locks designated as cash flow hedges, which was recorded in Other, net within Cash Flow from Operating Activities. During the nine months ended September 30, 2020, we entered into and settled treasury rate locks designated as cash flow hedges with a total notional value of $500 million, and we recognized an insignificant pre-tax loss in Other comprehensive income (loss).

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In March 2021, we de-designated the existing net investment hedge and designated a new net investment hedge using a different Euro-denominated note. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both September 30, 2021 and December 31, 2020.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

Foreign Exchange Forwards
We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. During the three months ended September 30, 2021, we entered into and settled foreign exchange forwards with a total notional value of $2.7 billion and $3.4 billion, respectively. During the nine months ended September 30, 2021, we entered into and settled foreign exchange forwards with a total notional value of $10.0 billion and $10.5 billion, respectively. During the three months ended September 30, 2020, we entered into and settled foreign exchange forwards with a total notional value of $3.4 billion and $3.1 billion, respectively. During the nine months ended September 30, 2020, we entered into and settled foreign exchange forwards with a total notional value of $10.3 billion and $10.2 billion, respectively. During the three and nine months ended September 30, 2021, pre-tax losses of an insignificant amount and $51 million, respectively, were recognized in Other income (expense), net. During the three and nine months ended September 30, 2020, pre-tax gains of an insignificant amount and $89 million, respectively, were recognized in Other income (expense), net.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. During both the three and nine months ended September 30, 2021, we did not enter into or settle any treasury rate locks that were not designated in hedging relationships, and we did not recognize any amount in our condensed consolidated financial statements. During the three months ended September 30, 2020, we did not enter into or settle any treasury rate locks, and we did not recognize any amount in our condensed consolidated financial statements. During the nine months ended September 30, 2020, we entered into and settled treasury rate locks with a total notional value of $1.6 billion, and we recognized an insignificant pre-tax gain in Interest expense.

Swaptions
We enter into swaptions to achieve a targeted mix of fixed and variable rate debt. During both the three and nine months ended September 30, 2021, we sold payer swaptions with a notional amount of $1.0 billion to enter into future pay-floating interest rate swaps indexed to SOFR that were not designated in hedging relationships. Losses for both the three and nine months ended September 30, 2021 were insignificant.

In October 2021, we sold payer swaptions with a notional amount of $1.0 billion to enter into future pay-floating interest rate swaps indexed to SOFR that were not designated in hedging relationships.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2021, we held and posted an insignificant amount of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheet. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2021	2020	2021	2020
Service cost - Cost of services	$59	$61	$24	$22
Service cost - Selling, general and administrative expense	8	15	4	5
Service cost	$67	$76	$28	$27

Amortization of prior service cost (credit)	$16	$16	$(223)	$(242)
Expected return on plan assets	(309)	(295)	(6)	(7)
Interest cost	102	124	72	108
Remeasurement loss, net	144	1,092	—	—
Other components	$(47)	$937	$(157)	$(141)

Total	$20	$1,013	$(129)	$(114)

	(dollars in millions)
	Pension		Health Care and Life
Nine months ended September 30,	2021	2020	2021	2020
Service cost - Cost of services	$186	$179	$71	$67
Service cost - Selling, general and administrative expense	26	43	14	15
Service cost	$212	$222	$85	$82

Amortization of prior service cost (credit)	$46	$46	$(670)	$(725)
Expected return on plan assets	(927)	(888)	(17)	(20)
Interest cost	296	401	217	322
Remeasurement loss (gain), net	(1,170)	1,427	—	—
Other components	$(1,755)	$986	$(470)	$(423)

Total	$(1,543)	$1,208	$(385)	$(341)
The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including remeasurement adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three and nine months ended September 30, 2021, we paid severance benefits of an insignificant amount and $169 million, respectively. During the three and nine months ended September 30, 2021, we recorded pre-tax severance charges of $109 million and $124 million, respectively, both primarily due to a $103 million charge related to voluntary separations under our existing plans. At

September 30, 2021, we had a remaining severance liability of $529 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During both the three and nine months ended September 30, 2021 and September 30, 2020, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans. We do not expect mandatory pension funding through December 31, 2021. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2021.

Remeasurement loss (gain), net
During the three and nine months ended September 30, 2021, we recorded a net pre-tax remeasurement loss of $144 million and a net pre-tax remeasurement gain of $1.2 billion, respectively in our pension plans triggered by settlements.

During the three months ended September 30, 2021, we recorded a pre-tax remeasurement loss of $144 million in our pension plans driven by a $667 million charge due to changes in our discount rate and other assumption changes, offset by a $523 million credit resulting from the difference between our estimated and our actual return on assets.

During the three months ended June 30, 2021, we recorded a pre-tax remeasurement gain of $1.3 billion in our pension plans triggered by settlements, primarily driven by a $1.2 billion credit mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans and a $122 million credit resulting from the difference between our estimated and our actual return on assets.

During the three and nine months ended September 30, 2020, we recorded net pre-tax remeasurement losses of $1.1 billion and $1.4 billion, respectively, in our pension plans triggered by settlements.

During the three months ended September 30, 2020, we recorded a net pre-tax remeasurement loss of $1.1 billion primarily driven by a $1.8 billion charge due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a $689 million credit resulting from the difference between our estimated and our actual return on assets.

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

Note 10. Equity and Accumulated Other Comprehensive Income (Loss)
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended September 30,	2021		2020
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,403		13,281
Other		(1)		123
Balance at end of period		13,402		13,404

Retained Earnings
Balance at beginning of period		66,310		56,746
Net income attributable to Verizon		6,407		4,357
Dividends declared ($0.6400, $0.6275 per share)		(2,651)		(2,597)
Other		(4)		(33)
Balance at end of period		70,062		58,473

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(234)		(1,274)
Foreign currency translation adjustments		(146)		124
Unrealized gain (loss) on cash flow hedges		(174)		505
Unrealized gain on marketable securities		—		2
Defined benefit pension and postretirement plans		(155)		(169)
Other comprehensive income (loss)		(475)		462
Balance at end of period attributable to Verizon		(709)		(812)

Treasury Stock
Balance at beginning of period	(151,318)	(6,632)	(153,380)	(6,722)
Employee plans	48	2	41	1
Balance at end of period	(151,270)	(6,630)	(153,339)	(6,721)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		408		237
Restricted stock equity grant		85		62
Amortization		(3)		(3)
Balance at end of period		490		296

Noncontrolling Interests
Balance at beginning of period		1,428		1,416
Total comprehensive income		147		147
Distributions and other		(130)		(102)
Balance at end of period		1,445		1,461
Total Equity		$78,489		$66,530

(dollars in millions, except per share amounts, and shares in thousands)
Nine months ended September 30,	2021		2020
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of year	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,404		13,419
Other		(2)		(15)
Balance at end of period		13,402		13,404

Retained Earnings
Balance at beginning of year		60,464		53,147
Opening balance sheet adjustment		—		(200)	(1)
Adjusted opening balance		60,464		52,947
Net income attributable to Verizon		17,452		13,213
Dividends declared ($1.8950, $1.8575 per share)		(7,850)		(7,687)
Other		(4)		—
Balance at end of period		70,062		58,473

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		(71)		998
Foreign currency translation adjustments		(126)		81
Unrealized loss on cash flow hedges		(42)		(1,391)
Unrealized gain (loss) on marketable securities		(5)		7
Defined benefit pension and postretirement plans		(465)		(507)
Other comprehensive loss		(638)		(1,810)
Balance at end of period attributable to Verizon		(709)		(812)

Treasury Stock
Balance at beginning of year	(153,304)	(6,719)	(155,606)	(6,820)
Employee plans	2,031	89	2,263	99
Shareholder plans	3	—	4	—
Balance at end of period	(151,270)	(6,630)	(153,339)	(6,721)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		335		222
Restricted stock equity grant		315		234
Amortization		(160)		(160)
Balance at end of period		490		296

Noncontrolling Interests
Balance at beginning of year		1,430		1,440
Total comprehensive income		429		417
Distributions and other		(414)		(396)
Balance at end of period		1,445		1,461
Total Equity		$78,489		$66,530
(1) Opening balance sheet adjustment for the nine months ended September 30, 2020 is due to the adoption of Topic 326, ASU 2016-13, Financial Instruments-Credit Losses and other ASUs on January 1, 2020. Refer to the consolidated financial statements included in Verizon's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the nine months ended September 30, 2021. At September 30, 2021, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.0 million common shares issued from Treasury stock during the nine months ended September 30, 2021.

Accumulated Other Comprehensive Income (Loss)
The changes in the balances of Accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized loss on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2021	$(404)	$(1,387)	$25	$1,695	$(71)
Other comprehensive loss	(126)	(1,077)	(5)	—	(1,208)
Amounts reclassified to net income	—	1,035	—	(465)	570
Net other comprehensive loss	(126)	(42)	(5)	(465)	(638)
Balance at September 30, 2021	$(530)	$(1,429)	$20	$1,230	$(709)

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

Corporate and other primarily includes insurance captives, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses including Verizon Media, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

We completed the sale of Verizon Media on September 1, 2021. Refer to Note 3 for additional information on the sale of Verizon Media.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
External Operating Revenues
Consumer
Service	$16,889	$16,255	$50,159	$48,496
Wireless equipment	4,530	3,403	13,461	9,989
Other	1,852	2,014	5,807	5,946
Total Consumer	23,271	21,672	69,427	64,431

Business
Small and Medium Business	2,929	2,737	8,644	8,132
Global Enterprise	2,551	2,594	7,690	7,811
Public Sector and Other	1,548	1,639	4,807	4,636
Wholesale	645	763	2,038	2,279
Total Business	7,673	7,733	23,179	22,858
Total reportable segments	$30,944	$29,405	$92,606	$87,289

Intersegment Revenues
Consumer	$57	$64	$176	$183
Business	16	16	53	54
Total reportable segments	$73	$80	$229	$237

Total Operating Revenues
Consumer	$23,328	$21,736	$69,603	$64,614
Business(1)	7,689	7,749	23,232	22,912
Total reportable segments	$31,017	$29,485	$92,835	$87,526

Operating Income
Consumer	$7,590	$7,437	$22,606	$21,783
Business	886	923	2,641	2,823
Total reportable segments	$8,476	$8,360	$25,247	$24,606
(1) Service and other revenues included in our Business segment amounted to approximately $6.9 billion and $7.0 billion for the three months ended September 30, 2021 and 2020, respectively. Service and other revenues included in our Business segment amounted to approximately $20.9 billion for both the nine months ended September 30, 2021 and 2020. Wireless equipment revenues included in our Business segment amounted to approximately $820 million and $709 million for the three months ended September 30, 2021 and 2020, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $2.4 billion and $2.0 billion for the nine months ended September 30, 2021 and 2020, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Consumer	$2,893	$2,773	$8,648	$8,326
Business	287	263	844	785
Total Fios revenue	$3,180	$3,036	$9,492	$9,111

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Consumer	$13,982	$13,442	$41,460	$40,005
Business	3,097	2,990	9,247	8,732
Total Wireless service revenue	$17,079	$16,432	$50,707	$48,737

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Total reportable segment operating revenues	$31,017	$29,485	$92,835	$87,526
Corporate and other	2,009	2,203	7,093	6,442
Eliminations	(111)	(145)	(382)	(368)
Total consolidated operating revenues	$32,915	$31,543	$99,546	$93,600
A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Total reportable segment operating income	$8,476	$8,360	$25,247	$24,606
Corporate and other	621	(479)	392	(1,183)
Other components of net periodic benefit charges (Note 9)	(192)	(203)	(576)	(610)
Loss on spectrum licenses (Note 3)	—	—	(223)	(1,195)
Total consolidated operating income	8,905	7,678	24,840	21,618

Equity in earnings (losses) of unconsolidated businesses	1	(9)	10	(34)
Other income (expense), net	269	(774)	1,172	(703)
Interest expense	(801)	(1,044)	(2,746)	(3,167)
Income Before Provision For Income Taxes	$8,374	$5,851	$23,276	$17,714

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2021 or 2020.

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

During the nine months ended September 30, 2021, Verizon entered into a renewable energy purchase agreement (REPA) with a third party. The REPA is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 15 years from the commencement of the facility's entry into commercial operation, which is expected to occur in 2022. The REPA generally is expected to be financially settled based on the prevailing market price as energy is generated by the facility.

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

Highlights of Our Financial Results for the Three Months Ended September 30, 2021 and 2020
(dollars in millions)

Highlights of Our Financial Results for the Nine Months Ended September 30, 2021 and 2020
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended September 30, 2021 and 2020

———
Note: Excludes eliminations.

Revenue by Segment for the Nine Months Ended September 30, 2021 and 2020

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

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and nine months ended September 30, 2021 totaled $23.3 billion and $69.6 billion, respectively, representing an increase of 7.3% and 7.7%, respectively, compared to the similar periods in 2020. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. FWA is also provided to business customers for broadband access through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and nine months ended September 30, 2021 totaled $7.7 billion and $23.2 billion, respectively, representing a decrease of 0.8% and an increase of 1.4%, respectively, compared to the similar periods in 2020. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

Corporate and Other
Corporate and other primarily includes insurance captives, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses including Verizon Media, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

On May 2, 2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. (the Apollo Affiliate) pursuant to which we agreed to sell Verizon Media to the affiliate. The transaction closed on September 1, 2021. See Note 3 to the condensed consolidated financial statements for additional information. Under our ownership, Verizon Media's total operating revenues were $1.4 billion and $5.3 billion, respectively, for the three and nine months ended September 30, 2021, reflective of results through the date the transaction closed, which represents a decrease of 17.2% and an increase of 12.1%, respectively, compared to the similar periods in 2020.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2021, these investments included $13.9 billion for capital expenditures, inclusive of the C-Band capital expenditures described below. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2021 are currently expected to be in the range of $17.5 billion to $18.5 billion, including the further expansion of our 5G network in new and existing markets, the densification of our 4G Long-Term Evolution (LTE) wireless network to manage future traffic demands, and the continued deployment of our fiber infrastructure. Expenditures related to the deployment of our C-Band spectrum will be in addition to this amount, and are expected to be approximately $10 billion over three years, with $2 billion to $3 billion expected in 2021. As of September 30, 2021, our capital expenditures include approximately $1.0 billion related to our C-Band deployment. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our networks by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of September 30, 2021, 5G Ultra Wideband is available in parts of 82 U.S. cities and 5G Home is available in parts of 57 U.S. cities. 5G Nationwide uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

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

Impact of the Novel Coronavirus (COVID-19) Pandemic
For a discussion of the impacts on and the risks to our business from COVID-19, refer to Item 1A Risk Factors and "Impacts of the Novel Coronavirus (COVID-19) Pandemic" in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. The impacts from the COVID-19 pandemic on our operations were significant during the second and third quarters of 2020, which affects the comparability of the results from both the three months ended and the nine months ended September 30, 2021 to September 30, 2020. The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain, including the recent surge of the Delta variant across the U.S. We remain committed to caring for the health and safety of our employees and our customers through this challenge while supporting the communities in which we operate. While we have not experienced a material impact on our business from the Delta variant thus far in 2021, we cannot predict with certainty the ultimate impact it may have on our results of operations in the future, and will continue to monitor its daily evolution.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Consumer	$23,328	$21,736	$1,592	7.3%	$69,603	$64,614	$4,989	7.7%
Business	7,689	7,749	(60)	(0.8)	23,232	22,912	320	1.4
Corporate and other	2,009	2,203	(194)	(8.8)	7,093	6,442	651	10.1
Eliminations	(111)	(145)	34	(23.4)	(382)	(368)	(14)	3.8
Consolidated Revenues	$32,915	$31,543	$1,372	4.3	$99,546	$93,600	$5,946	6.4

Consolidated revenues increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020. The increase in revenues during the three months ended September 30, 2021 was due to an increase in our Consumer segment, partially offset by decreases in our Business segment and Corporate and other. The increase in revenues during the nine months ended September 30, 2021 was due to increases in our Consumer segment, Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased and increased during the three and nine months ended September 30, 2021, respectively, compared to the similar periods in 2020. The decrease during the three months ended September 30, 2021 was primarily due to the fact that we completed the Verizon Media sale on September 1, 2021, and therefore had one less month of operating revenues from Verizon Media in the 2021 period. The increase during the nine months ended September 30, 2021 was primarily due to an increase of $573 million in revenues within Verizon Media. See Note 3 to the condensed consolidated financial statements for additional information on the Verizon Media Sale.

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Cost of services	$7,855	$7,955	$(100)	(1.3)%	$24,199	$23,348	$851	3.6%
Cost of wireless equipment	5,673	4,379	1,294	29.6	17,106	13,031	4,075	31.3
Selling, general and administrative expense	6,521	7,339	(818)	(11.1)	21,246	23,080	(1,834)	(7.9)
Depreciation and amortization expense	3,961	4,192	(231)	(5.5)	12,155	12,523	(368)	(2.9)
Consolidated Operating Expenses	$24,010	$23,865	$145	0.6	$74,706	$71,982	$2,724	3.8

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

The decrease in cost of services during the three months ended September 30, 2021 compared to the similar period in 2020 was primarily due to:
•a decrease of $119 million in access costs primarily related to a decline in voice services;
•a decrease of $107 million in personnel costs primarily related to the sale of Verizon Media;
•a decrease of $57 million in traffic acquisition costs driven by the impact of one less month of costs from Verizon Media in 2021;
•an increase of $106 million in rent expense related to both adding capacity to the networks to support demand and lease modifications for certain existing cell towers including C-Band;
•an increase of $60 million related to the device protection offerings to our wireless retail postpaid customers; and
•an increase of $32 million in buildings and facilities costs primarily driven by higher utility rates.

The increase in cost of services during the nine months ended September 30, 2021 compared to the similar period in 2020 was primarily due to:
•an increase of $324 million in traffic acquisition costs driven by display and search advertising costs related to Verizon Media;
•an increase of $234 million in rent expense related to both adding capacity to the networks to support demand and lease modifications for certain existing cell towers;
•an increase of $180 million in regulatory fees related to a higher Federal Universal Service Fund (FUSF) rate;
•an increase of $165 million in direct costs related to professional services;
•an increase of $146 million related to the device protection offerings to our wireless retail postpaid customers; and
•a decrease of $240 million in access costs primarily related to a decline in voice services.

See Note 3 and Note 5 to the condensed consolidated financial statements for additional information on the sale of Verizon Media and lease modifications, respectively.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The increase during the three months ended September 30, 2021 was primarily due to:
•an increase of $1.3 billion primarily related to a shift to higher priced equipment in the mix of wireless devices and accessories sold.

The increase during the nine months ended September 30, 2021 was primarily due to:
•an increase of $2.8 billion related to a shift to higher priced equipment in the mix of wireless devices and accessories sold; and
•an increase of $1.2 billion driven by a higher volume of wireless devices sold.

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

Selling, general and administrative expense decreased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The decrease during the three months ended September 30, 2021 was primarily due to:
•the $706 million net gain related to the sale of Verizon Media. We recorded a pre-tax gain on sale of approximately $1.1 billion and $346 million of various costs associated with this disposition;
•a decrease in personnel expense of $145 million related to additional sales commission expense related to actions taken in 2020 in response to the COVID-19 pandemic, as well as the impact of one less month of expenses from Verizon Media in 2021; and
•an increase in advertising and promotion costs of $131 million related to brand messaging in 2021 as well as lower expenses in 2020 related to customer behavior during the COVID-19 pandemic.

The decrease during the nine months ended September 30, 2021 was primarily due to:
•the $706 million net gain related to the sale of Verizon Media. We recorded a pre-tax gain on sale of approximately $1.1 billion and $346 million of various costs associated with this disposition;
•the $1.2 billion loss during 2020 resulting from the spectrum license Auction 103, compared to the $223 million loss recognized during 2021 resulting from agreements we entered into to sell certain wireless licenses;
•a decrease of $496 million in provision for credit losses related to both improvement in payment trends in 2021 as well as actions taken in 2020 in response to the COVID-19 pandemic;
•a decrease in personnel expense of $374 million primarily related to additional sales commission expense related to actions taken in 2020 in response to the COVID-19 pandemic;
•an increase in advertising and promotion costs of $437 million related to brand messaging in 2021 as well as lower expenses in 2020 related to customer behavior during the COVID-19 pandemic; and
•an increase of $231 million in regulatory and compliance expense primarily related to insurance and regulatory settlements.

See Note 3 to the condensed consolidated financial statements for additional information on both the sale of Verizon Media and loss on spectrum licenses.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during both the three and nine months ended September 30, 2021, compared to the similar periods in 2020, primarily as a result of certain assets of Verizon Media reclassified as assets held for sale during the three months ended June 30, 2021 and subsequently derecognized during the three months ended September 30, 2021, both as a result of the Verizon Media sale. See Note 3 to the condensed consolidated financial statements for additional information.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Interest income	$11	$13	$(2)	(15.4)%	$37	$49	$(12)	(24.5)%
Other components of net periodic benefit income	204	(796)	1,000	nm	2,225	(563)	2,788	nm
Other, net	54	9	45	nm	(1,090)	(189)	(901)	nm
Total	$269	$(774)	$1,043	nm	$1,172	$(703)	$1,875	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and foreign exchange gains and losses.

Other income (expense), net increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The increase during the three months ended September 30, 2021 was primarily due to:
•a decrease in net pension remeasurement loss of $948 million during 2021.

The increase during the nine months ended September 30, 2021 was primarily due to:
•a pension remeasurement gain of $1.2 billion recorded during 2021, compared with a net pension remeasurement loss of $1.4 billion recorded during 2020; and
•an increase of $1.0 billion in early debt redemption costs during 2021.

See "Special Items" for more information.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Total interest costs on debt balances	$1,348	$1,192	$156	13.1%	$4,020	$3,584	$436	12.2%
Less capitalized interest costs	547	148	399	nm	1,274	417	857	nm
Total	$801	$1,044	$(243)	(23.3)	$2,746	$3,167	$(421)	(13.3)

Average debt outstanding (1) (3)	$151,347	$113,774			$145,984	$114,690
Effective interest rate (2) (3)	3.6%	4.2%			3.7%	4.2%
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
nm - not meaningful

Total interest expense decreased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020, primarily due to:
•an increase in interest costs on debt balances as a result of higher average debt balances, partially offset by lower average interest rates as a result of our continuing focus on optimizing our debt footprint and total borrowing costs; and
•an increase in capitalized interest costs as a result of C-Band licenses won.

See Note 4 and Note 6 to the condensed consolidated financial statements for additional information on spectrum licenses and debt transactions, respectively.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Provision for income taxes	$1,820	$1,347	$473	35.1%	$5,395	$4,084	$1,311	32.1%
Effective income tax rate	21.7%	23.0%			23.2%	23.1%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate during the three months ended September 30, 2021 compared to the similar period in 2020 was primarily due to the sale of Verizon Media in the current period. The effective income tax rate for the nine months ended September 30, 2021 was comparable to the similar period in 2020. The increase in the provision for income taxes during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020 was primarily due to the increase in income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.7 billion and $2.9 billion at September 30, 2021 and December 31, 2020, respectively. Interest and penalties related to unrecognized tax benefits were $345 million (after-tax) and $388 million (after-tax) at September 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Consolidated Net Income	$6,554	$4,504	$17,881	$13,630
Add:
Provision for income taxes	1,820	1,347	5,395	4,084
Interest expense (1)	801	1,044	2,746	3,167
Depreciation and amortization expense	3,961	4,192	12,155	12,523
Consolidated EBITDA	$13,136	$11,087	$38,177	$33,404

Add (Less):
Other (income) expense, net (2)	$(269)	$774	$(1,172)	$703
Equity in losses (earnings) of unconsolidated businesses	(1)	9	(10)	34
Loss on spectrum licenses	—	—	223	1,195
Severance charges	103	—	103	—
Net gain from sale of Media	(706)	—	(706)	—
Consolidated Adjusted EBITDA	$12,263	$11,870	$36,615	$35,336
(1) Includes Early debt redemption costs, where applicable. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market adjustments and Early debt redemption costs, where applicable. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2021, compared to the similar periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireline broadband connections are the total number of connections to the internet using Digital Subscriber Line (DSL) and Fios internet services as of the end of the period. Wireline broadband connections are calculated by adding wireline broadband net additions in the period to prior period wireline broadband connections. Wireline broadband net additions are calculated by subtracting the wireline broadband disconnects from the wireline broadband new connections.

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

Wireless retail postpaid ARPA is the calculated average retail postpaid service revenue per account (ARPA) from retail postpaid accounts in the period. Wireless retail postpaid service revenue does not include recurring device payment plan billings related to the Verizon device payment program, plan billings related to device warranty and insurance or regulatory fees. Wireless retail postpaid ARPA in each period presented is calculated by dividing retail postpaid service revenue by the average retail postpaid accounts in the period.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions, except ARPA)	2021	2020	(Decrease)		2021	2020	(Decrease)
Service	$16,891	$16,255	$636	3.9%	$50,169	$48,496	$1,673	3.4%
Wireless equipment	4,530	3,403	1,127	33.1	13,461	9,989	3,472	34.8
Other	1,907	2,078	(171)	(8.2)	5,973	6,129	(156)	(2.5)
Total Operating Revenues	$23,328	$21,736	$1,592	7.3	$69,603	$64,614	$4,989	7.7

Connections (‘000):(1)
Wireless retail connections					94,988	94,101	887	0.9
Wireless retail postpaid connections					90,916	90,026	890	1.0
Fios internet connections					6,490	6,110	380	6.2
Fios video connections					3,642	3,926	(284)	(7.2)
Wireline broadband connections					6,858	6,581	277	4.2

Net Additions in Period (‘000):(2)
Wireless retail	419	213	206	96.7	480	(312)	792	nm
Wireless retail postpaid	423	136	287	nm	447	(317)	764	nm
Wireless retail postpaid phones	267	142	125	88.0	239	(68)	307	nm

Churn Rate:
Wireless retail	0.98%	0.95%			1.02%	1.00%
Wireless retail postpaid	0.84%	0.80%			0.88%	0.84%
Wireless retail postpaid phones	0.67%	0.63%			0.69%	0.64%

Account Statistics:
Wireless retail postpaid ARPA	$123.04	$118.52	$4.52	3.8	$121.71	$117.80	$3.91	3.3
Wireless retail postpaid accounts (‘000) (1)					33,640	33,712	(72)	(0.2)
Wireless retail postpaid connections per account (1)					2.70	2.67	0.03	1.1
(1)As of end of period
(2)Includes certain adjustments
nm - not meaningful

Consumer’s total operating revenues increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020 as a result of increases in Service and Wireless equipment, partially offset by a decrease in Other revenues.

Service Revenue
Service revenue increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020. These increases were primarily driven by increases in wireless and Fios service revenues.

Wireless service revenue increased $540 million during the three months ended September 30, 2021 and was primarily due to:
•an increase of $365 million in access revenues related to our postpaid plans driven by additional subscribers and migrations to higher priced plans, as well as growth related to content offerings, cloud services and mobile security products included in certain protection packages;
•an increase of $112 million related to growth in non-retail service revenue primarily driven by reseller accounts; and
•an increase of $64 million related to a gradual recovery in TravelPass revenue in 2021 compared to 2020, primarily as a result of customer behavior during the COVID-19 pandemic.

Wireless service revenue increased $1.5 billion during the nine months ended September 30, 2021 and was primarily due to:
•an increase of $917 million in access revenues related to our postpaid plans driven by additional subscribers and migrations to higher priced plans as well as growth related to content offerings, cloud services and mobile security products included in certain protection packages; and
•an increase of $355 million related to growth in non-retail service revenue primarily driven by reseller accounts.

For the three months ended September 30, 2021, Fios service revenue totaled $2.7 billion, representing an increase of $121 million compared to the similar period in 2020 primarily resulting from an increase in Fios internet connections, reflecting increased demand for higher broadband speeds, partially offset by a decrease in Fios voice revenues.

For the nine months ended September 30, 2021, Fios service revenue totaled $8.1 billion, representing an increase of $292 million compared to the similar period in 2020, primarily resulting from an increase in Fios internet connections, reflecting increased demand for higher broadband speeds, partially offset by a decrease in Fios video revenues, reflecting the ongoing shift from traditional linear video to over-the-top offerings and a decrease in Fios voice revenues.

Wireless Equipment Revenue
Wireless equipment revenue increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The increase during the three months ended September 30, 2021 was primarily due to:
•an increase of $740 million related to a shift to higher priced equipment in the mix of wireless devices and accessories sold; and
•an increase of $387 million driven by a higher volume of wireless devices and accessories sold, partially offset by related promotions.

The increase during the nine months ended September 30, 2021 was primarily due to:
•an increase of $2.0 billion related to a shift to higher priced equipment in the mix of wireless devices and accessories sold; and
•an increase of $1.5 billion driven by a higher volume of wireless devices and accessories sold, partially offset by related promotions.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with certain products included in our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue decreased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The decrease during the three months ended September 30, 2021 was primarily due to:
•a decrease of $160 million that resulted from an update to our device protection offering which increased the price of the bundled offering and changed the product mix within the offering such that a smaller amount of the overall device protection revenue is recognized in Other revenue.

The decrease during the nine months ended September 30, 2021 was primarily due to:
•a decrease of $262 million that resulted from an update to our device protection offering which increased the price of the bundled offering and changed the product mix within the offering such that a smaller amount of the overall device protection revenue is recognized in Other revenue; and
•an increase of $120 million related to cost recovery surcharges.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Cost of services	$4,149	$3,971	$178	4.5%	$12,330	$11,786	$544	4.6%
Cost of wireless equipment	4,611	3,411	1,200	35.2	13,857	10,161	3,696	36.4
Selling, general and administrative expense	4,060	4,055	5	0.1	12,131	12,353	(222)	(1.8)
Depreciation and amortization expense	2,918	2,862	56	2.0	8,679	8,531	148	1.7
Total Operating Expenses	$15,738	$14,299	$1,439	10.1	$46,997	$42,831	$4,166	9.7

Cost of Services
Cost of services increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The increase during the three months ended September 30, 2021 was primarily due to:

•an increase in rent expense of $95 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers;
•an increase of $57 million related to the device protection offerings to our wireless retail postpaid customers; and
•an increase in digital content costs of $28 million driven by additional streaming service subscriptions, partially offset by a decline in traditional linear content costs.

The increase during the nine months ended September 30, 2021 was primarily due to:
•an increase in rent expense of $218 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers;
•an increase of $139 million related to the device protection offerings to our wireless retail postpaid customers;
•an increase in digital content costs of $76 million driven by additional streaming service subscriptions, partially offset by a decline in traditional linear content costs; and
•an increase in regulatory fees of $73 million related to a higher FUSF rate.

See Note 5 to the condensed consolidated financial statements for additional information on related lease modifications.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The increase during the three months ended September 30, 2021 was primarily due to:
•an increase of $640 million related to a shift to higher priced equipment in the mix of wireless devices and accessories sold; and
•an increase of $571 million driven by a higher volume of wireless devices and accessories sold.

The increase during the nine months ended September 30, 2021 was primarily due to:
•an increase of $1.9 billion driven by a higher volume of wireless devices and accessories sold; and
•an increase of $1.7 billion related to a shift to higher priced equipment in the mix of wireless devices and accessories sold.

Selling, General and Administrative Expense
The change in selling, general and administrative expense during the three months ended September 30, 2021 compared to the similar period in 2020 was primarily due to:
•an increase in advertising expenses of $120 million related to brand messaging in 2021 as well as lower expenses in 2020 related to customer behavior during the COVID-19 pandemic; and
•a decrease in provision for credit losses of $104 million related to both improvement in payment trends in 2021 as well as actions taken in 2020 in response to the COVID-19 pandemic.

The decrease in selling, general and administrative expense during the nine months ended September 30, 2021 compared to the similar period in 2020 was primarily due to:
•a decrease in provision for credit losses of $478 million related to both improvement in payment trends in 2021 as well as actions taken in 2020 in response to the COVID-19 pandemic;
•a decrease in personnel expense of $245 million primarily related to additional sales commission expense related to actions taken in 2020 in response to the COVID-19 pandemic;
•an increase in advertising expenses of $386 million related to brand messaging in 2021 as well as lower expenses in 2020 related to customer behavior during the COVID-19 pandemic; and
•an increase in building and facilities of $102 million primarily related to a change in utility rates.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2021, compared to the similar periods in 2020, driven by the change in the mix of total Verizon depreciable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Segment Operating Income	$7,590	$7,437	$153	2.1%	$22,606	$21,783	$823	3.8%
Add Depreciation and amortization expense	2,918	2,862	56	2.0	8,679	8,531	148	1.7
Segment EBITDA	$10,508	$10,299	$209	2.0	$31,285	$30,314	$971	3.2
Segment operating income margin	32.5%	34.2%			32.5%	33.7%
Segment EBITDA margin	45.0%	47.4%			44.9%	46.9%

The changes in the table above during the three and nine months ended September 30, 2021, compared to the similar periods in 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Small and Medium Business	$2,937	$2,742	$195	7.1%	$8,662	$8,147	$515	6.3%
Global Enterprise	2,552	2,595	(43)	(1.7)	7,694	7,815	(121)	(1.5)
Public Sector and Other	1,547	1,639	(92)	(5.6)	4,807	4,636	171	3.7
Wholesale	653	773	(120)	(15.5)	2,069	2,314	(245)	(10.6)
Total Operating Revenues(1)	$7,689	$7,749	$(60)	(0.8)	$23,232	$22,912	$320	1.4

Connections (‘000):(2)
Wireless retail postpaid connections					26,998	26,223	775	3.0
Fios internet connections					352	332	20	6.0
Fios video connections					72	74	(2)	(2.7)
Wireline broadband connections					479	488	(9)	(1.8)

Net Additions in Period (‘000):(3)
Wireless retail postpaid	276	417	(141)	(33.8)	610	1,172	(562)	(48.0)
Wireless retail postpaid phones	162	141	21	14.9	287	456	(169)	(37.1)

Churn Rate:
Wireless retail postpaid	1.29%	1.19%			1.28%	1.20%
Wireless retail postpaid phones	1.04%	0.96%			1.04%	0.96%
(1)Service and other revenues included in our Business segment amounted to approximately $6.9 billion and $7.0 billion for the three months ended September 30, 2021 and 2020, respectively. Service and other revenues included in our Business segment amounted to approximately $20.9 billion for both the nine months ended September 30, 2021 and 2020. Wireless equipment revenues included in our Business segment amounted to approximately $820 million and $709 million for the three months ended September 30, 2021 and 2020, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $2.4 billion and $2.0 billion for the nine months ended September 30, 2021 and 2020, respectively
(2)As of end of period
(3)Includes certain adjustments

Business’s total operating revenues decreased and increased during the three and nine months ended September 30, 2021, respectively, compared to the similar periods in 2020. The decrease during the three months ended September 30, 2021 was a result of decreases in Wholesale, Public Sector and Other and Global Enterprise revenues, partially offset by an increase in Small and Medium Business revenues. The increase during the nine months ended September 30, 2021 was a result of increases in Small and Medium Business and Public Sector and Other, partially offset by decreases in Wholesale and Global Enterprise revenues.

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

Small and Medium Business revenues increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The increase during the three months ended September 30, 2021 was primarily due to:
•an increase in wireless equipment revenue of $117 million related to a higher volume and a shift to higher priced equipment in the mix of devices and accessories sold, partially offset by an increase in promotions; and
•an increase in wireless service revenue of $93 million driven by an increase in the amount of wireless retail postpaid connections.

The increase during the nine months ended September 30, 2021 was primarily due to:
•an increase in wireless equipment revenue of $323 million driven by a higher volume and a shift to higher priced equipment in the mix of devices and accessories sold, partially offset by an increase in promotions;
•an increase in wireless service revenue of $262 million driven by an increase in the amount of wireless retail postpaid connections, as well as increases in usage and non-recurring fees related to the impacts of the COVID-19 pandemic in the prior year; and
•a decrease of $103 million related to the loss of voice and DSL service connections.

For the three and nine months ended September 30, 2021, Fios revenues totaled $248 million and $732 million, respectively, which represents an increase of $18 million and $40 million, respectively, compared to the similar periods in 2020. The increases were primarily related to increases in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The decrease during the three months ended September 30, 2021 was primarily due to:
•a decrease of $115 million in traditional data and voice communication services related to secular pressures in the marketplace;
•an increase of $35 million in wireless equipment revenue primarily related to a shift to higher priced equipment in the mix of wireless devices and accessories sold; and
•an increase of $30 million in customer premise equipment related to volumes.

The decrease during the nine months ended September 30, 2021 was primarily due to:
•a decrease of $343 million in traditional data and voice communication services related to secular pressures in the marketplace;
•an increase of $73 million related to a higher FUSF rate and resulting surcharges; and
•an increase of $80 million in customer premise equipment related to volumes.

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

The decrease in Public Sector and Other during the three months ended September 30, 2021 compared to the similar period in 2020 was primarily due to:
•a decrease of $42 million in wireless equipment revenue primarily driven by a decrease in the number of wireless devices sold as a result of a reduction in activations partly related to COVID-19 impacts in the prior year. The decrease is partially offset by a shift to higher priced equipment in the mix of wireless devices and accessories sold;
•a decrease of $19 million in customer premise equipment due to volume; and
•a decrease of $18 million in networking revenue and traditional voice communication services.

The increase in Public Sector and Other during the nine months ended September 30, 2021 compared to the similar period in 2020 was primarily due to:
•an increase in wireless service revenue of $251 million primarily related to a higher volume of wireless connections driven by shifting technology needs in remote business environments, particularly in education.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The decrease during the three months ended September 30, 2021 was primarily due to:
•a decrease of $119 million related to declines in traditional voice communication and network connectivity as a result of technology substitution and rationalization of international traffic.

The decrease during the nine months ended September 30, 2021 was primarily due to:
•a decrease of $245 million related to declines in traditional voice communication and network connectivity as a result of technology substitution.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Cost of services	$2,647	$2,739	$(92)	(3.4)%	$8,066	$7,969	$97	1.2%
Cost of wireless equipment	1,061	968	93	9.6	3,248	2,870	378	13.2
Selling, general and administrative expense	2,077	2,092	(15)	(0.7)	6,231	6,195	36	0.6
Depreciation and amortization expense	1,018	1,027	(9)	(0.9)	3,046	3,055	(9)	(0.3)
Total Operating Expenses	$6,803	$6,826	$(23)	(0.3)	$20,591	$20,089	$502	2.5

Cost of Services
The decrease in cost of services during the three months ended September 30, 2021 compared to the similar period in 2020 was primarily due to:
•a decrease in access costs of $117 million resulting from a decline in network and voice services.

The increase in cost of services during the nine months ended September 30, 2021 compared to the similar period in 2020 was primarily due to:
•an increase in direct costs of $144 million related to professional services;
•an increase in regulatory fees of $107 million related to a higher FUSF rate;
•an increase in building and facilities costs of $80 million primarily related to a change in utility rates;
•a decrease in access costs of $214 million related to a decline in network and voice services; and
•a decrease in personnel costs of $35 million related to lower consulting fees and employee travel.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and nine months ended September 30, 2021 compared to the similar periods in 2020.

The increase during the than three months ended September 30, 2021 was primarily due to:
•an increase of $407 million related to a shift to higher priced equipment in the mix of wireless devices and accessories sold; and
•a decrease of $313 million driven by a lower volume of wireless devices sold.

The increase during the nine months ended September 30, 2021 was primarily due to:
•an increase of $728 million related to a shift to higher priced equipment in the mix of wireless devices and accessories sold;
•an increase of $68 million related to a recall undertaken for certain jetpack units; and
•a decrease of $420 million driven by a lower volume of wireless devices sold.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2021	2020	(Decrease)		2021	2020	(Decrease)
Segment Operating Income	$886	$923	$(37)	(4.0)%	$2,641	$2,823	$(182)	(6.4)%
Add Depreciation and amortization expense	1,018	1,027	(9)	(0.9)	3,046	3,055	(9)	(0.3)
Segment EBITDA	$1,904	$1,950	$(46)	(2.4)	$5,687	$5,878	$(191)	(3.2)

Segment operating income margin	11.5%	11.9%			11.4%	12.3%
Segment EBITDA margin	24.8%	25.2%			24.5%	25.7%

The changes in the table above during the three and nine months ended September 30, 2021 compared to the similar period in 2020 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	$103	$—	$103	$—
Other income (expense), net	144	1,092	(1,170)	1,427
Net gain from sale of Media
Selling, general and administrative expense	(706)	—	(706)	—
Early debt redemption costs
Other income (expense), net	—	—	1,132	129
Interest expense	—	—	—	(27)
Loss on spectrum licenses
Selling, general and administrative expense	—	—	223	1,195
Total	$(459)	$1,092	$(418)	$2,724

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020
Within Total Operating Expenses	$(603)	$—	$(380)	$1,195
Within Other income (expense), net	144	1,092	(38)	1,556
Within Interest expense	—	—	—	(27)
Total	$(459)	$1,092	$(418)	$2,724

Severance, Pension and Benefits Charges (Credits)
During the three and nine months ended September 30, 2021, we recorded net pre-tax remeasurement losses of $144 million and a net pre-tax remeasurement gain of $1.2 billion, respectively in our pension plans triggered by settlements. Pension and benefit activity is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses. During both the three and nine months ended September 30, 2021, we also recorded pre-tax severance charges of $103 million related to voluntary separations under our existing plans in Selling, general and administrative expense in our consolidated statements of income.

During the three months ended September 30, 2021, we recorded a net pre-tax remeasurement loss of $144 million driven by a $667 million charge due to changes in our discount rate and other assumption changes, offset by a $523 million credit resulting from the difference between our estimated and our actual return on assets.

During the three months ended June 30, 2021, we recorded a pre-tax remeasurement gain of $1.3 billion primarily driven by a $1.2 billion credit mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans and a $122 million credit resulting from the difference between our estimated and our actual return on assets.

During the three and nine months ended September 30, 2020, we recorded net pre-tax remeasurement losses of $1.1 billion and $1.4 billion, respectively, in our pension plans triggered by settlements.

During the three months ended September 30, 2020, we recorded a net pre-tax remeasurement loss of $1.1 billion primarily driven by a $1.8 billion charge due to changes in our discount rate and lump sum interest rate assumptions used to determine the current year liabilities of our pension plans, offset by a $689 million credit due to the difference between our estimated and our actual return on assets.

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

See Note 9 to the condensed consolidated financial statements for additional information related to our severance, pension and benefits charges and credits.

Net Gain from Sale of Media
During both the three and nine months ended September 30, 2021, we recorded a net pre-tax gain of $706 million in connection with the sale of Verizon Media. See Note 3 to the condensed consolidated financial statements for additional information.

Early Debt Redemption Costs
During the nine months ended September 30, 2021, we recorded pre-tax early debt redemption costs of $1.1 billion in connection with the redemptions of securities issued by Verizon and open market repurchases of various Verizon and subsidiary notes.

During the nine months ended September 30, 2020, we recorded net pre-tax early debt redemption costs of $102 million in connection with the redemptions of securities issued by Verizon and open market repurchases.

See Note 6 to the condensed consolidated financial statements for additional information.

Loss on Spectrum Licenses
During the nine months ended September 30, 2021, we recognized a pre-tax loss of $223 million as a result of signing two agreements to sell certain wireless licenses.

During the nine months ended September 30, 2020, we recorded a pre-tax net loss of $1.2 billion as a result of the conclusion of the FCC incentive auction, Auction 103, for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz and 47 GHz bands.

See Note 3 to the condensed consolidated financial statements for additional information.

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2021	2020	Change
Cash Flows Provided By (Used In)
Operating activities	$31,162	$32,472	$(1,310)
Investing activities	(57,018)	(18,469)	(38,549)
Financing activities	13,469	(7,737)	21,206
Increase (decrease) in cash, cash equivalents and restricted cash	$(12,387)	$6,266	$(18,653)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $1.3 billion during the nine months ended September 30, 2021, compared to the similar period in 2020, primarily due to changes in working capital, which includes higher volumes in 2021, as well as activity during 2020 including the receipt of a $2.2 billion cash tax benefit related to the sale of preferred shares in a foreign affiliate which did not repeat in 2021. In addition, we made a payment of $237 million for the settlement of forward starting interest rate swaps in 2021. These decreases were partially offset by an increase in earnings of $4.3 billion and the receipt of $251 million from the settlement of treasury rate locks. As a result of prior years' discretionary contributions and the fact that actual asset returns have been higher than expected, we expect that there will be no required pension funding through 2030, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the nine months ended September 30, 2021 and 2020 were $13.9 billion and $14.2 billion, respectively. Capital expenditures decreased approximately $307 million, or 2.2%, during the nine months ended September 30, 2021, compared to the similar period in 2020, primarily due to the timing of investments, as well as capital efficiencies from our business excellence initiatives. Our investments primarily relate to our network assets which support the business.

Acquisitions of Wireless Licenses
In February 2021, the FCC completed an auction, Auction 107, for mid-band spectrum known as C-Band. During the nine months ended September 30, 2021, we paid approximately $45.9 billion for spectrum licenses in connection with this auction, of which $1.3 billion was paid for certain obligations related to projected clearing costs associated with the auction.

During the nine months ended September 30, 2021, we entered into and completed various other wireless license acquisitions for cash consideration of $95 million.

During the nine months ended September 30, 2021, we recorded capitalized interest related to wireless licenses of $1.1 billion.

Acquisitions of Businesses, Net of Cash Acquired
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular, a rural wireless operator serving central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $412 million, net of cash acquired, which is subject to customary closing adjustments.

Disposition of Business
During the nine months ended September 30, 2021, we received net cash proceeds of $4.1 billion in connection with the sale of Verizon Media. See Note 3 to the condensed consolidated financial statements for additional information.

Cash Flows Provided By (Used In) Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2021, net cash provided by financing activities was $13.5 billion. During the nine months ended September 30, 2020, net cash used in financing activities was $7.7 billion.

During the nine months ended September 30, 2021, our net cash provided by financing activities was primarily driven by proceeds from long-term borrowings of $32.5 billion and proceeds from asset-backed long-term borrowings of $2.7 billion. These proceeds were partially offset by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $7.9 billion, cash dividends of $7.8 billion, and repayments of asset-backed long-term borrowings of $3.9 billion.

At September 30, 2021, our total debt of $151.0 billion included unsecured debt of $141.6 billion and secured debt of $9.4 billion. At December 31, 2020, our total debt of $129.1 billion included unsecured debt of $118.5 billion and secured debt of $10.6 billion. During the nine months ended September 30, 2021 and 2020, our effective interest rate was 3.7% and 4.2%, respectively. See Note 6 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

See Note 6 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At September 30, 2021
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,413	N/A
Various export credit facilities (2)	2022 - 2029	7,500	530	$4,823
Total		$17,000	$9,943	$4,823
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the nine months ended September 30, 2021, we drew down $470 million from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In September 2021, we submitted an irrevocable request to borrow the remaining $530 million available under our export credit facilities in November 2021.

Other, Net
Other, net financing activities during the nine months ended September 30, 2021 includes $295 million in payments related to vendor financing arrangements, $167 million in postings of derivative collateral and early debt redemption costs. See "Special Items" for additional information on the early debt redemption costs.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $7.8 billion and $7.6 billion in cash dividends during the nine months ended September 30, 2021 and 2020, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at September 30, 2021 totaled $9.9 billion, a $12.2 billion decrease compared to December 31, 2020, primarily as a result of the factors discussed above.

Restricted cash totaled $1.2 billion and $1.3 billion as of September 30, 2021 and December 31, 2020, respectively, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2021	2020	Change
Net cash provided by operating activities	$31,162	$32,472	$(1,310)
Less Capital expenditures (including capitalized software)	13,861	14,168	(307)
Free cash flow	$17,301	$18,304	$(1,003)

The decrease in free cash flow during the nine months ended September 30, 2021, compared to the similar period in 2020, is a reflection of the decrease in operating cash flows, as well as the decrease in capital expenditures discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2021, we held and posted an insignificant amount of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheet. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 8 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2021, approximately 86% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $216 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

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

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2021, the fair value of the asset and liability of these contracts were $500 million and $616 million, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts were $787 million and $303 million, respectively. At both September 30, 2021 and December 31, 2020, the total notional amount of the interest rate swaps was $17.8 billion.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At September 30, 2021, the fair value of the liability of these contracts was $281 million. At December 31, 2020, the fair value of the liability of these contracts was $797 million. At September 30, 2021 and December 31, 2020, the total notional amount of the forward starting interest rate swaps was $1.0 billion and $2.0 billion, respectively.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at September 30, 2021 or December 31, 2020 .

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income in Other income (expense), net. At September 30, 2021, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At September 30, 2021, the fair value of the asset and liability of these contracts was $630 million and $1.4 billion, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts was $1.4 billion and $196 million, respectively. At September 30, 2021 and December 31, 2020, the total notional amount of the cross currency swaps was $32.5 billion and $26.3 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries, as well as foreign exchange risk related to debt settlements. At September 30, 2021, the fair value of the asset and liability of these contracts was zero and insignificant, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts was insignificant. At September 30, 2021 and December 31, 2020, the total notional amount of the foreign exchange forwards was $870 million and $1.4 billion, respectively.

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

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon was the winning bidder on 3,511 licenses, consisting of contiguous C-Band spectrum bands ranging between 140 and 200 megahertz of C-Band spectrum in all 406 markets available in the auction. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. The carrying value of the wireless spectrum won in Auction 107 will consist of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. Carrying value will also include capitalized interest to the extent qualifying activities have occurred. The licenses were received from the FCC in July 2021 and are included within Wireless licenses in our condensed consolidated balance sheet as of September 30, 2021.

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

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (Tracfone Purchase Agreement) with América Móvil to acquire Tracfone, a provider of prepaid and value mobile services in the U.S. Under the terms of the Tracfone Purchase Agreement, we will acquire all of the stock of Tracfone for approximately $3.1 billion in cash and $3.1 billion in Verizon common stock, subject to customary adjustments, at closing. The number of shares issued will be based on an average trading price determined as of the closing date and is subject to a minimum number of shares issuable of 47,124,445 and a maximum number of shares issuable of 57,596,544. The Tracfone Purchase Agreement also includes up to an additional $650 million in future cash consideration related to the achievement of certain performance measures and other commercial arrangements. The transaction is subject to regulatory approvals and closing conditions and is expected to close in the fourth quarter of 2021.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $412 million, net of cash acquired, which is subject to customary closing adjustments. See Note 3 to the condensed consolidated financial statements for additional information.

Verizon Media
On May 2, 2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. (the Apollo Affiliate) pursuant to which we agreed to sell Verizon Media in return for consideration of $4.3 billion in cash, subject to customary adjustments, $750 million in non-convertible preferred limited partnership units of the Apollo Affiliate, and 10% of the fully-diluted common limited partnership units of the Apollo Affiliate.

On September 1, 2021, we completed the sale of Verizon Media. As of the close of the transaction, cash proceeds, the fair value of the non-convertible preferred limited partnership units of the Apollo Affiliate, and the fair value of 10% of the fully-diluted common limited partnership units of the Apollo Affiliate were $4.3 billion, $496 million, and $124 million, respectively. We recorded a pre-tax gain on sale of approximately $1.1 billion (after-tax $1.1 billion) in Selling general and administrative expense in our condensed consolidated statement of income for the three and nine months ended September 30, 2021. In addition, we incurred various costs associated with this disposition amounting to approximately $346 million which are primarily recorded in Selling general and administrative expense in our condensed consolidated statement of income for the three and nine months ended September 30, 2021. See Note 3 to the condensed consolidated financial statements for additional information.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2021.

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

There were no changes in the Company’s internal control over financial reporting during the third quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2021. At September 30, 2021, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: October 26, 2021	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).