Form 10-K
period 2021-12-31
VERIZON COMMUNICATIONS INC
filed 2022-02-11
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act (continued):

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
At June 30, 2021, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $232,001,885,386.
At January 31, 2022, 4,197,823,662 shares of the registrant’s common stock were outstanding, after deducting 93,609,984 shares held in treasury.

Documents Incorporated By Reference:
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2022 Annual Meeting of Shareholders (Part III).

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

On September 1, 2021, we completed the sale of our media business, Verizon Media Group (Verizon Media), to an affiliate of Apollo Global Management Inc. Additional information is included in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon brand and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. On November 23, 2021, we completed the acquisition of TracFone Wireless, Inc. (Tracfone), a provider of prepaid and value mobile services in the U.S. Additional information is included in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries.

In 2021, the Consumer segment’s revenues were $95.3 billion, representing approximately 71% of Verizon’s consolidated revenues. As of December 31, 2021, Consumer had approximately 115 million wireless retail connections, approximately 7 million wireline broadband connections, which includes Fios and Digital Subscriber Line (DSL) internet connections, and approximately 4 million Fios video connections.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world.

In 2021, the Business segment's revenues were $31.0 billion, representing approximately 23% of Verizon’s consolidated revenues. As of December 31, 2021, Business had approximately 27 million wireless retail postpaid connections and approximately 477 thousand wireline broadband connections, which includes Fios and DSL internet connections.

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

Wireless
We offer wireless services and equipment to both Consumer customers and Business customers.

Wireless Services
Our Consumer and Business segments provide a wide variety of wireless services accessible on a broad range of devices. Customers can obtain our wireless services on a postpaid or prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers that are directly served and managed by Verizon and use Verizon branded services. A single account may include monthly wireless services for a variety of connected devices. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. As of December 31, 2021, we had 24 million prepaid connections, which include approximately 20 million Consumer prepaid connections due to the Tracfone acquisition. Approximately 79% of our Consumer wireless retail connections were postpaid connections as of December 31, 2021.

We offer various postpaid and prepaid service plans tailored to the needs of our customers. Depending on those needs at a particular time, our plans may include features related to, among other things: unlimited or metered domestic and/or international voice, data, and texting; the ability to share data allowances and/or use data allowances in different periods; high definition voice and video features; premium content; the ability to use a device as a Wi-Fi hotspot; and varying data rates depending on the plan and usage on that plan. Our service offerings vary from time to time based on customer needs, technology changes and market conditions and may be provided as standard plans or as part of limited time promotional offers.

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

Wireless Equipment
Consumer and Business offer several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches. We permit customers to acquire equipment from us using device payment plans, which permit the customer to pay for the device in installments over time.

Verizon Consumer Group
In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. Consumer also provides non-connectivity services including device protection, cloud storage, and other products.

Residential Fixed Services. We provide residential fixed connectivity solutions to customers over our 100% fiber-optic network through our Verizon Fios product portfolio, and over a traditional copper-based network to customers who are not served by Fios. As of December 31, 2021, fifth-generation (5G) fixed wireless technology for the home (5G Home) is available in parts of 65 U.S. cities. In addition, as of December 31, 2021, our Long-Term Evolution (LTE) Home fixed wireless access internet service is available in parts of all 50 states across the United States.

We offer residential fixed services tailored to the needs of our customers. Depending on those needs at a particular time, our services may include features related to, among other things: internet access at different speed tiers using fiber-optic, copper or wireless technology; video services that may feature a variety of channel options, video on demand products, cloud-based services and digital video recording capabilities; over-the-top video services; voice services; and other home solutions.

Network Access Services. We sell network access to mobile virtual network operators (MVNOs) on a wholesale basis, who in turn resell wireless service under their own brand(s) to consumers. Our largest such arrangement was with Tracfone, until we acquired Tracfone from América Móvil in November 2021.

Verizon Business Group
In addition to the wireless services and equipment discussed above, our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long-distance voice services and network access to deliver various IoT services and products.

Small and Medium Business
Small and Medium Business offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, Internet Protocol (IP) networking, advanced voice solutions and security and managed information technology (IT) services to our U.S.-based small and medium businesses that do not meet the requirements to be categorized as Global Enterprise, as described below. In 2021, Small and Medium Business revenues were $11.8 billion, representing approximately 38% of Business’s total revenues.

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

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers. In 2021, Global Enterprise revenues were $10.2 billion, representing approximately 33% of Business’s total revenues.

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

Public Sector and Other
Public Sector and Other offers wireless products and services as well as wireline connectivity and managed solutions to U.S. federal, state and local governments and educational institutions. These services include business services and connectivity similar to the products and services offered by Global Enterprise, in each case, with features and pricing designed to address the needs of governments and educational institutions. In 2021, Public Sector and Other revenues were $6.3 billion, representing approximately 20% of Business’s total revenues.

Public Sector and Other also includes solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management in the U.S. and around the world.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers. In 2021, Wholesale revenues were $2.7 billion, representing approximately 9% of Business’s total revenues. A portion of Wholesale revenues are generated by a few large telecommunications companies, most of which compete directly with us. Wholesale's services include:

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

Distribution
We use a combination of direct, indirect and alternative distribution channels to market and distribute our products and services to Consumer and Business customers.

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

With respect to our wireless connectivity products and services, we compete against other national wireless service providers, including AT&T Inc. and T-Mobile USA, Inc., as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from wireless service providers, including Verizon, and resell it to their customers. Resellers include cable companies and others. Competition remains intense as a result of high rates of smartphone penetration in the wireless market, increased network investment by our competitors, the development and deployment of new technologies, including 5G, the introduction of new products and services, offerings that include additional bundled premium content, increased levels of promotions and service plan discounts, new market entrants, the availability of additional licensed and unlicensed spectrum and regulatory changes. In addition, increasing government incentives related to network deployment may enhance the ability of certain of our competitors to compete with us. Competition may also increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers and as MVNOs resell wireless communication services. In addition, DISH Network has committed to deploy a facilities-based 5G broadband network in each of its license areas capable of serving at least 70 percent of the U.S. population by June 2023, which could result in additional competitive pressures in the U.S. wireless industry.

We also face competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft Corporation, Alphabet Inc., Apple Inc., Meta Platforms, Inc. and others are offering alternative means for messaging and making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service, as well as alternative means of accessing video content. In addition, we expect to see increasing competition in the provisioning of internet access by low Earth orbit satellite companies.

With respect to our wireline connectivity services, we compete against cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, internet service providers, over-the-top (OTT) providers and other companies that offer network services and managed enterprise solutions. Cable operators have increased the size and capacity of their networks in order to deliver digital products and services. Several major cable operators offer bundles with wireless services through strategic relationships. Traditional wireless carriers are also bundling broadband internet offerings with wireless services while increasing their broadband internet footprint. Customers have an increasing number of choices for obtaining video content from various online services. We expect the market will continue to shift from traditional linear video to OTT offerings. We expect customer migration from traditional voice services to wireless services to continue as a growing number of customers place greater value on mobility and wireless companies position their services as a landline alternative. We also face increasing competition from cable operators and other providers of VoIP services as well as internet portal providers.

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

•Sales and distribution. A key to achieving sales success in the consumer and small and medium business sectors of the wireless industry is the reach and quality of sales channels and distribution points. We seek to optimally vary distribution channels among our company-operated stores selling wireless products and services, web-based sales and fulfillment capabilities, outside sales teams and telemarketing, our extensive indirect distribution network of retail outlets and our sale of wireless service to resellers, which resell wireless services to their end-users.

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

Global Network and Technology
Our global network architecture is used by Consumer and Business. Our network technology platforms include both wireless and wireline technologies.

Network Evolution
We are transforming the architecture of our networks into our Intelligent Edge Network, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support our fiber-based and radio access network technologies. We expect that this new architecture will simplify operations by eliminating legacy network elements, speed the deployment of 5G wireless technology and create new opportunities in the business market in a cost-efficient manner.

5G Deployment
Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current fourth-generation (4G) LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of December 31, 2021, 5G Ultra Wideband is available in parts of 87 U.S. cities and 5G Home is available in parts of 65 U.S. cities. Our FWA broadband service continued to grow during the year with a customer base of approximately 223 thousand as of December 31, 2021. In January 2022, we successfully deployed C-Band spectrum, reaching approximately 100 million people in the U.S. as of February 2022.

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

4G LTE
The wireless network technology platform that carries the majority of our wireless traffic is 4G LTE, which provides higher data throughput performance for data services at a lower cost compared to that offered by 3G technology. As of December 31, 2021, our 4G LTE network covers approximately 328 million people, including those in areas served by our LTE in Rural America partners. Under this program, we have collaborated with wireless carriers in rural areas to build and operate a 4G LTE network using each carrier’s network assets with our core 4G LTE equipment and 700 Megahertz (MHz) C Block and Advanced Wireless Services (AWS) spectrum. LTE Home Internet, our home broadband internet service, leverages the Verizon 4G LTE network.

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

In order to build and upgrade our existing 4G LTE network and deploy our 5G network, we must secure rights to a large number of sites and obtain zoning and other governmental approvals and fiber facilities for our macro and small cells, in-building systems and antennas and related radio equipment that comprise distributed antenna systems. We have relationships with a wide variety of vendors that supply various products and services that support our wireless network operations. We utilize tower site management firms as lessors or managers of a portion of our existing leased and owned tower sites.

Our networks in the U.S. include various elements of redundancy designed to enhance the reliability of the services provided to our customers. To mitigate the impact of power disruptions on our operations, we have battery backup at every switch and every macro cell. We also utilize backup generators at a majority of our macro cells and at every switch location. In addition, we have a fleet of portable backup generators that can be deployed if needed. We further enhance reliability by using a fully redundant Multiprotocol Label Switching backbone network in critical locations.

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

Global IP
Verizon owns and operates one of the largest global fiber-optic networks in the world, providing connectivity to Business customers in more than 180 countries. Our global IP network includes long-haul, metro and submarine assets that enable and support international operations.

Global business is rapidly evolving to an "everything-as-a-service" model in which Business customers seek cloud-based, converged enterprise solutions delivered securely via managed and professional services. We are continuing to deploy packet optical transport technology in order to create a global network platform to meet this demand.

Spectrum
The spectrum licenses we hold can be used for mobile and fixed wireless voice, video and data communications services. We are licensed by the Federal Communications Commission (FCC) to provide these wireless services on portions of the 800 MHz band, also known as cellular spectrum, the 1800-1900 MHz band, also known as Personal Communication Services (PCS) spectrum, portions of the 700 MHz upper C-Band and AWS 1 and 3 spectrum in the 1700 and 2100 MHz bands, in areas that collectively cover nearly all of the population of the U.S. We have also deployed 4G technologies in 3.5 Gigahertz (GHz) shared spectrum, using LTE/Citizens Broadband Radio Service, and in 5 GHz unlicensed spectrum, using LTE/Licensed Assisted Access. All of this spectrum is collectively called low and mid-band spectrum. We are using our low and mid-band spectrum to provide 3G, 4G LTE and 5G wireless services. We are increasingly reallocating spectrum previously used for 3G service to provide 4G LTE service. We are also utilizing low and mid-band spectrum through DSS for 5G to complement our spectrum licenses in the 28 and 39 GHz band, collectively called millimeter wave spectrum. In 2021, we acquired an average of 161 MHz of new mid-band spectrum in the continental United States in the 3700-3980 MHz band, also known as C-Band. We began using C-Band for 5G service in January 2022.

Millimeter wave spectrum is being used in conjunction with low and mid-band spectrum for our 5G technology deployment. We own millimeter wave spectrum predominantly in the 28 GHz and 37/39 GHz bands. Millimeter wave spectrum is currently being used to increase capacity for mobile and fixed wireless services in areas of high demand. We anticipate that demand will continue to increase over time, driven by growth in customer connections and the increased usage of wireless broadband services that use more bandwidth and require faster rates of speed, as well as the wider deployment of 5G mobile and fixed services. We expect to meet the demand for 4G and 5G spectrum needs with our existing spectrum assets. If demand continues to increase or if new spectrum is required for a future generation of technology, we can meet that demand by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when future FCC spectrum auctions occur.

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

Human Capital Resources[1]
At Verizon, we know that our people are one of our most valuable assets. In order to realize our core business strategy, we have developed human capital programs and practices that support, develop and care for our employees from the time they join our team through the entirety of their careers with Verizon. These programs are centered on the following principles:

•Attract the right talent for our future and maintain a diverse workforce with high-value skills and expertise.

•Develop our employees to their full potential through best-in-class educational programs and exceptional development experiences and create a culture of continuous learning and engagement.

•Inspire individuals to build a career at Verizon by providing meaningful work and upskilling opportunities and establishing an inclusive work environment for all.

Verizon is committed to being an employer of choice. With approximately 118,400 employees, including approximately 800 Tracfone employees, on a full-time equivalent basis as of December 31, 2021, 89% of whom are based in the U.S., we know that we need employees with diverse backgrounds, experiences and perspectives to help us understand and connect more meaningfully to the diverse customers and communities we serve. Our human capital programs and practices are designed to create a workplace where employees are empowered to share their authentic selves and feel seen and heard as vital contributors to Verizon’s corporate purpose. In addition, Verizon has extensive on-the-job training opportunities, tuition reimbursement programs and career development support to enable our employees to maximize their potential and thrive professionally. Guided by our long-standing commitment to diversity and inclusion, our hiring and outreach programs have resulted in a strong representation of women and people of color. As of December 31, 2021, Verizon's global workforce was approximately 66.9% male and 33.1% female, and the race/ethnicity of our U.S. workforce was 53.9% White, 20.1% Black, 11.9% Hispanic, 8.0% Asian, 0.4% American Indian/Alaskan Native, 0.3% Native Hawaiian/Pacific Islander, 2.6% two or more races, and 2.8% unknown or undeclared. Women represented 38.7% of U.S. senior leadership (vice president level and above). People of color represented 34.9% of U.S. senior leadership.

—————————————————
1 Unless otherwise specified, the workforce metrics disclosed in this discussion do not include employees who joined Verizon in connection with the acquisition of Tracfone in November 2021.

Verizon respects our employees’ rights to freedom of association and collective bargaining in compliance with applicable law, including the right to join or not join labor unions. We have a long history of working with the Communications Workers of America and the International Brotherhood of Electrical Workers—the two unions that in total represent approximately 24.0% of our employees as of December 31, 2021. The current collective bargaining agreements covering our union- represented employees who serve customers in our Mid-Atlantic and Northeast service areas extend through August 5, 2023. In addition, where applicable outside of the U.S., we engage with employee representative bodies such as works council. Verizon meets with U.S. national and local union leaders, as well as works council leaders outside the U.S., to talk about key business topics, including safety, customer service, plans to improve operational processes, our business performance and the impacts that changing technology and competition are having on our customers, employees and business strategy.

For a discussion of the oversight provided by the Verizon Board of Directors over the Company’s human capital management practices, see the section entitled "Governance — Our Approach to Governance — Our Approach to Strategy and Risk Oversight — Oversight of Human Capital Management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders.

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

Federal, State and Local Regulation
Wireless Services
The FCC regulates several aspects of our wireless operations. Generally, the FCC has jurisdiction over the construction, operation, acquisition and transfer of wireless communications systems. All wireless services require use of radio frequency spectrum, the assignment and distribution of which is subject to FCC oversight. If demand continues to increase or if new spectrum is required for a future generation of technology, we can meet our needs for licensed spectrum by purchasing licenses or leasing spectrum from others, or by participating in a competitive bidding process to acquire new spectrum from the FCC. Those processes are subject to certain reviews, approvals and potential conditions.

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

Broadband
Verizon offers many different broadband services. The FCC currently recognizes broadband internet access services as "information services" subject to a "light touch" regulatory approach rather than to the traditional, utilities-style regulations. However, the FCC could return to a more utilities-style regulation of broadband. Additionally, a number of states have taken steps to attempt to regulate broadband and two of those cases related to regulations in California and Vermont are being litigated in the courts. Regardless of regulation, Verizon remains committed to the open internet, which provides consumers with competitive choices and unblocked access to lawful websites and content. Our commitment to our customers can be found on our website at https://www.verizon.com/about/our-company/verizon-broadband-commitment.

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

Privacy and Data Security
We are subject to local, state, federal, and international laws and regulations relating to privacy and data security that impact all parts of our business, including wireline, wireless, broadband and the development and roll out of new products, such as those in the artificial intelligence and IoT space. At the federal level, our business is governed by the FCC or the Federal Trade Commission (FTC), depending on the product or service. Europe's General Data Protection Regulation, which went into effect in May 2018, and the California Consumer Privacy Act, which went into effect in January 2020, both include significant penalties for non-compliance. In addition, other states and countries have continued to adopt new privacy laws that apply to us. Generally, attention to privacy and data security requirements is increasing at all levels of government globally, and privacy-related legislation has been introduced or is under consideration in many locations. These regulations could have a significant impact on our businesses.

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

Regulatory Response to the COVID-19 Pandemic
Since the time that COVID-19 began to spread throughout the world in 2020, Verizon has been subject to various international, federal, state and local policies, regulations and initiatives aimed at reducing the transmission of the disease and protecting the health and safety of the world’s population. In addition, governments have imposed a wide variety of consumer protection measures that limit how certain businesses, including telecommunications companies, can operate their business and interact with their customers. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the impact of the crisis and the governmental responses to the crisis on our business in 2022 and beyond remains uncertain and difficult to predict.

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

•damage to our infrastructure or disruption of our operations from natural disasters, extreme weather conditions or terrorist attacks and any resulting financial or reputational impact;

•the impact of public health crises, including the COVID-19 pandemic, on our operations, our employees and the ways in which our customers use our networks and other products and services;

•disruption of our key suppliers’ or vendors' provisioning of products or services, including as a result of geopolitical factors, the COVID-19 pandemic or the potential impacts of global climate change;

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

•our high level of indebtedness;

•significant litigation and any resulting material expenses incurred in defending against lawsuits or paying awards or settlements;

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
Cyber attacks, including through the use of malware, computer viruses, distributed denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyber attacks that, individually or in the aggregate, have been material to Verizon's operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a major cyber attack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors and other service providers as a result of cyber attacks, even for a limited period of time, may result in significant expenses to Verizon and/or a loss of market share to our competitors. The costs associated with a major cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption and litigation. Further, certain of Verizon’s businesses, such as those offering security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyber attack. Our presence in the IoT industry, which includes offerings of telematics products and services, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber attacks impacting these products or services. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on Verizon’s results of operation or financial condition.

Natural disasters, extreme weather conditions or terrorist or other hostile acts could cause damage to our infrastructure and result in significant disruptions to our operations.
Our business operations are subject to interruption by power outages, terrorist or other hostile acts, natural disasters or the potential impacts of climate change, including the increasing prevalence and intensity of hurricanes, wildfires, flooding, hail and storms. Such events could cause significant damage to our infrastructure upon which our business operations rely, resulting in degradation or disruption of service to our customers, as well as significant recovery time and expenditures to resume operations. Our system redundancy may be ineffective or inadequate to sustain our operations through all such events. We are implementing, and will continue to implement, measures to protect our infrastructure and operations from the impacts of these events in the future, but these measures and our overall disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of the suppliers that provide us with the equipment and services that we need to operate our business and provide products to our customers. These occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

Public health crises, including the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations.
We are subject to risks related to public health crises, such as the COVID-19 pandemic, which had an adverse effect on our operating results in 2020. Our business is based on our ability to provide products and services to customers throughout the United States and around the world and the ability of those customers to use and pay for those products and services for their businesses and in their daily lives. As a result, our business, financial condition and results of operations could be materially adversely affected by a crisis, like the COVID-19 pandemic, that significantly impacts the way customers use and are able to pay for our products and services, the way our employees are able to provide services to our customers, and the ways that our partners and suppliers are able to provide products and services to us. For example, public and private sector policies and initiatives to reduce the transmission of COVID-19 and initiatives Verizon took in response to the health crisis to promote the health and safety of our employees and provide critical infrastructure and connectivity to our customers, along with the related global slowdown in economic activity, resulted in decreased revenues, increased costs and lower earnings per share during 2020. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the impact on our business, financial condition and results of operations in 2022 and beyond remains uncertain and difficult to predict. In addition, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations depends on many factors, including those discussed above, that are not within our control.

We depend on key suppliers and vendors to provide equipment that we need to operate our business.
We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with equipment and services, such as fiber, switch and network equipment, smartphones and other wireless devices that we need in order to operate our business and provide products to our customers. For example, our smartphone and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices, and there are a limited number of companies capable of supplying the network infrastructure equipment on which we depend. These suppliers or vendors could fail to provide equipment or service on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of geopolitical factors, the COVID-19 pandemic, natural disasters or the potential impacts of global climate change. If such failures occur, we may be unable to provide products and services as and when requested by our customers, or we may be unable to continue to maintain or upgrade our networks. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

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

A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.1
As of December 31, 2021, approximately 24.0% of our workforce is represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. While we have labor contracts in place with these unions, with subsequent negotiations we could incur additional costs and/or experience work stoppages, which could adversely affect our business operations. In addition, while a small percentage of the workforce outside of our traditional wireline operations is represented by unions for bargaining, we cannot predict what impact increased union density in this workforce could have on our operations.

Economic and Strategic Risks
We face significant competition that may reduce our profits.
We face significant competition in our industries. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, internet and local and long distance communication services and brought new competitors to our markets, including other telecommunications companies, cable companies, wireless service providers, satellite providers, technology companies and application and device providers. While these changes have enabled us to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. If we are unable to compete effectively, we could experience lower than expected revenues and earnings. In addition, wireless service providers are significantly altering the financial relationships with their customers through commercial offers that vary service and device pricing, promotions, incentives and levels of service provided – in some cases specifically targeting our customers. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels, our ability to market our products and services effectively and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industries, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to respond successfully to these competitive challenges, we could experience reduced profits.

—————————————————
1 Workforce profile metrics do not include employees who joined Verizon in connection with the acquisition of Tracfone in November 2021.

If we are not able to take advantage of developments in technology and address changing consumer demand on a timely basis, or if the deployment of our 5G network is delayed or hindered for any reason, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.
Our industries are rapidly changing as new technologies are developed that offer consumers an array of choices for their communications needs and allow new entrants into the markets we serve. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market. If our new services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

In addition, the deployment of our 5G network is subject to a variety of risks, including those related to equipment and spectrum availability, unexpected costs, and regulatory matters that could cause deployment delays or network performance issues. These issues could result in significant costs, put us at a competitive disadvantage, or reduce the anticipated benefits of the enhancements to our networks.

As we introduce new offerings and technologies, such as 5G technology, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

Adverse conditions in the U.S. and international economies could impact our results of operations.
Unfavorable economic conditions, such as a recession or economic slowdown in the U.S. or elsewhere, or inflation in the markets in which we operate, could negatively affect the affordability of and demand for some of our products and services and our cost of doing business. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services, dropping down in price plans or obtaining lower-cost products and services offered by other companies. Similarly, under these conditions, the business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. If these events were to occur, it could have a material adverse effect on our results of operations.

Regulatory and Legal Risks
Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.
Our domestic operations are subject to regulation by the FCC and other federal, state, and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict or impose conditions on our ability to operate in designated areas and provide specified products or services. We are frequently required to maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are often involved in regulatory and other governmental proceedings or inquiries related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Without relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful in obtaining the licenses needed to carry out our business plan or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years, subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our business, results of operations and financial condition.

New laws or regulations or changes to the existing regulatory framework at the federal, state, and local, or international level, such as those described below, those that incentivize business models or technologies different from ours or requirements limiting our ability to discontinue service to customers could restrict the ways in which we manage our wireline and wireless networks and operate our businesses, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers.

•Privacy and data protection - We are subject to federal, state and international laws related to privacy and data protection. Europe's General Data Protection Regulation, which went into effect in May 2018, and the California Consumer Privacy Act, which went into effect in January 2020, both include significant penalties for non-compliance. In addition, other states and countries have continued to adopt new privacy laws that apply to us. Generally, attention to privacy and data security requirements is increasing at all levels of government globally, and privacy-related legislation has been introduced or is under consideration in many locations. These regulations could have a significant impact on our businesses.

•Regulation of broadband internet access services - In its 2015 Title II Order, the FCC nullified its longstanding "light touch" approach to regulating broadband internet access services and "reclassified" these services as telecommunications services subject to utilities-style common carriage regulation. The FCC repealed the 2015 Title II Order in December 2017, and returned to its traditional light-touch approach for these services. The 2017 order has been affirmed in part by the D.C. Circuit but may be revisited by the FCC or by Congress. Several states have also adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our services (in some cases different from the FCC’s 2015 rules). Although some of these have been challenged in court, the ultimate enforceability and effect of these state rules is uncertain.

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

•Climate-Related Regulation and Policy – Due to the nature of our operations, we may be impacted by regulatory developments related to climate change, including, for example, the direct regulation of greenhouse gas emissions or carbon policies that could result in a tax on such emissions. In addition, policy-driven changes in the prices of fuel or energy in geographies in which we operate could make it more expensive for us to purchase energy to power our networks and data centers, and any increase in taxes on fuel could increase our costs associated with operating those vehicles in our fleet that are dependent on traditional fuels.

These developments and the further regulation of broadband, wireless, and our other activities and any related court decisions could result in significant increases in costs for us or restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

We are subject to a substantial amount of litigation, which could require us to pay significant damages or settlements.
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
As of December 31, 2021, Verizon had approximately $136.7 billion of outstanding unsecured indebtedness, $9.4 billion of unused borrowing capacity under our existing revolving credit facility and $14.2 billion of outstanding secured indebtedness. Verizon’s debt level and related debt service obligations could have negative consequences, including:

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
With approximately 118,400 employees, including approximately 800 Tracfone employees, and approximately 187,000 retirees as of December 31, 2021 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. Our total gross investment in property, plant and equipment was approximately $290 billion at December 31, 2021 and $280 billion at December 31, 2020, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in property, plant and equipment consisted of the following:

At December 31,	2021	2020
Network equipment	76.9%	77.6%
Land, buildings and building equipment	11.7%	12.0%
Furniture and other	11.4%	10.4%
	100.0%	100.0%

Network equipment consists primarily of cable (aerial, buried, underground or undersea) and the related support structures of poles and conduit, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings that are used for administrative and other purposes. Substantially all the switching centers are located on land and in buildings we own due to their critical role in the networks and high set-up and relocation costs. We also maintain facilities throughout the U.S. comprised of administrative and sales offices, customer care centers, retail sales locations, garage work centers, switching centers, cell sites and data centers. Furniture and other consists of telephone equipment, furniture, data processing equipment, office equipment, motor vehicles, construction in process, and leasehold improvements.

Item 3. Legal Proceedings
Verizon is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for trading in the common stock of Verizon is the New York Stock Exchange under the symbol "VZ". As of December 31, 2021, there were 484,764 shareholders of record.

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

During the years ended December 31, 2021 and 2020, Verizon did not repurchase any shares of Verizon’s common stock under our current or previously authorized share buyback programs. At December 31, 2021, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Stock Performance Graph

	2016	2017	2018	2019	2020	2021
Verizon	$100.0	$104.0	$115.7	$131.8	$131.6	$121.7
S&P 500	100.0	121.8	116.5	153.1	181.3	233.3
S&P 500 Telecom Services	100.0	98.7	86.4	114.6	141.7	172.2
The graph compares the cumulative total returns of Verizon, the S&P 500 Stock Index and the S&P 500 Telecommunications Services Index over a five-year period. It assumes $100 was invested on December 31, 2016 with dividends being reinvested.

Item 6. [Reserved]

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

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. During 2021, we focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks, platforms and solutions. We are creating business value by earning customers', employees' and shareholders' trust, limiting our environmental impact and continuing our customer base growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that steady and consistent investments in our networks and platforms will drive innovative products and services and fuel our growth.

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

Highlights of Our 2021 Financial Results
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment
———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon brand and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

Customers can obtain our wireless services on a postpaid or prepaid basis. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. The Consumer segment also offers several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches. On November 23, 2021, we completed the acquisition of TracFone Wireless, Inc. (Tracfone), a provider of prepaid and value mobile services in the U.S. Additional information is included in Note 3 to the consolidated financial statements of Verizon Communications Inc. and Subsidiaries.

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the year ended December 31, 2021 totaled $95.3 billion, an increase of $6.8 billion, or 7.6%, compared to the year ended December 31, 2020. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the year ended December 31, 2021 totaled $31.0 billion, an increase of $80 million, or 0.3%, compared to the year ended December 31, 2020. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

Corporate and Other
Corporate and other primarily includes insurance captives, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses including Verizon Media Group (Verizon Media), and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

On May 2, 2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. (the Apollo Affiliate) pursuant to which we agreed to sell Verizon Media to the affiliate. The transaction closed on September 1, 2021. See Note 3 to the consolidated financial statements for additional information. Under our ownership, Verizon Media's total operating revenues were $5.3 billion for the year ended December 31, 2021.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the year ended December 31, 2021, these investments included $20.3 billion for capital expenditures, inclusive of approximately $2.1 billion in C-Band related capital expenditures. See "Cash Flows Used in Investing Activities" and "Liquidity and Capital Resources" for additional information. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G Long-Term Evolution (LTE) network, while also building our next generation 5G network. We are densifying our networks by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. As of December 31, 2021, 5G Ultra Wideband is available in parts of 87 U.S. cities and 5G Home is available in parts of 65 U.S. cities. 5G Nationwide uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

To compensate for the shrinking market for traditional copper-based products, we continue to build fiber-based networks supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. We are transforming the architecture of our networks into our Intelligent Edge Network, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support our fiber-based and radio access network technologies. We expect that this new architecture will simplify operations by eliminating legacy network elements, speed the deployment of 5G wireless technology and create new opportunities in the business market in a cost-efficient manner.

Impact of the COVID-19 Pandemic
The impacts from the COVID-19 pandemic on our operations were significant during 2020, which affects the comparability of the results from 2021 to 2020. The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain, including the recent surge of new virus variants across the U.S. We remain committed to caring for the health and safety of our employees and our customers through this challenge while supporting the communities in which we operate. While we have not experienced a material impact on our business from these new variants thus far, we cannot predict with certainty the ultimate impact they may have on our results of operations in the future, and will continue to monitor their daily evolution. For a discussion of the risks to our business from COVID-19, refer to Item 1A Risk Factors.

Recent Development
In January 2022, we successfully deployed C-Band spectrum, reaching approximately 100 million people in the U.S. as of February 2022.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail. A detailed discussion of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Consolidated Revenues

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Consumer	$95,300	$88,533	$6,767	7.6%
Business	31,042	30,962	80	0.3
Corporate and other	7,722	9,334	(1,612)	(17.3)
Eliminations	(451)	(537)	86	(16.0)
Consolidated Revenues	$133,613	$128,292	$5,321	4.1

Consolidated revenues increased during 2021 compared to 2020, due to increases in our Consumer and Business segments, partially offset by a decrease in Corporate and other.

Corporate and other revenues decreased during 2021 compared to 2020, primarily due to a decrease of $1.7 billion within Verizon Media. We had four less months of operating revenues from Verizon Media as a result of the sale completed on September 1, 2021. See Note 3 to the consolidated financial statements for additional information on the Verizon Media sale.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Cost of services	$31,234	$31,401	$(167)	(0.5)%
Cost of wireless equipment	25,067	19,800	5,267	26.6
Selling, general and administrative expense	28,658	31,573	(2,915)	(9.2)
Depreciation and amortization expense	16,206	16,720	(514)	(3.1)
Consolidated Operating Expenses	$101,165	$99,494	$1,671	1.7

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

Cost of services decreased during 2021 compared to 2020 and was primarily due to:
•a decrease of $576 million in traffic acquisition primarily related to the sale of Verizon Media;
•a decrease of $294 million in personnel costs primarily related to the sale of Verizon Media;
•a decrease of $220 million in access costs primarily related to a decline in voice services offset by the inclusion of Tracfone results since the acquisition date;
•an increase of $349 million in rent expense related to both adding capacity to the networks to support demand and lease modifications for certain existing cell towers to support the build out of our 5G wireless network;
•an increase of $205 million related to the device protection offerings to our wireless retail postpaid customers;
•an increase of $185 million in buildings and facilities costs primarily driven by higher utility rates; and
•an increase of $164 million in regulatory fees related to a higher Federal Universal Service Fund (FUSF) rate.

See Note 3 to the consolidated financial statements for additional information on the sale of Verizon Media.

Cost of Wireless Equipment
Cost of wireless equipment increased during 2021 compared to 2020 and was primarily due to:
•an increase of $3.6 billion related to a shift to higher priced equipment in the mix of wireless devices sold, partly driven by the increased demand for 5G enabled devices; and
•an increase of $1.3 billion driven by a higher volume of wireless devices and accessories sold.

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

Selling, general and administrative expense decreased during 2021 compared to 2020 and was primarily due to:
•the $651 million net gain related to the sale of Verizon Media in 2021, compared to the $126 million loss related to the sale of Huffington Post in 2020. In 2021, we recorded a pre-tax gain on sale of approximately $1.0 billion and $346 million of various costs associated with the sale of Verizon Media;
•the $1.2 billion loss during 2020 resulting from the exchange of spectrum licenses in connection with Auction 103, compared to the $223 million loss recognized during 2021 resulting from agreements we entered into to sell certain wireless licenses;
•a decrease of $857 million in personnel expense primarily related to the sale of Verizon Media in 2021 and additional sales commission expense resulting from actions taken in 2020 in response to the COVID-19 pandemic;
•a decrease of $591 million in provision for credit losses related to both improvement in payment trends in 2021 as well as actions taken in 2020 in response to the COVID-19 pandemic; and
•an increase of $364 million in advertising and promotion costs related to brand messaging in 2021 as well as lower expenses in 2020 related to customer behavior during the COVID-19 pandemic.

See Note 3 to the consolidated financial statements for additional information on both the sale of Verizon Media and loss on spectrum licenses.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 2021 compared to 2020, primarily as a result of the Verizon Media sale. See Note 3 to the consolidated financial statements for additional information.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Interest income	$48	$65	$(17)	(26.2)%
Other components of net periodic benefit (cost) income	3,785	(425)	4,210	nm
Early debt extinguishment costs	(3,541)	(129)	(3,412)	nm
Other, net	20	(50)	70	nm
Total	$312	$(539)	$851	nm
nm - not meaningful

Other income (expense), net reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and foreign exchange gains and losses.

Other income (expense), net changed during 2021 compared to 2020 and was primarily due to:
•a net pension and postretirement benefits remeasurement gain of $2.4 billion recorded during 2021, compared with a net pension and postretirement benefits remeasurement loss of $1.6 billion recorded during 2020; and
•an increase of $3.4 billion in early debt redemption costs driven by tender offers, the redemptions of securities issued by Verizon and open market repurchases of Verizon and subsidiary notes in 2021.

Interest Expense

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Total interest costs on debt balances	$5,326	$4,802	$524	10.9%
Less capitalized interest costs	1,841	555	1,286	nm
Total	$3,485	$4,247	$(762)	(17.9)

Average debt outstanding (1) (3)	$147,035	$116,888
Effective interest rate (2) (3)	3.6%	4.1%
nm - not meaningful
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

Total interest expense decreased during 2021 compared to 2020 and was primarily due to:
•an increase in capitalized interest costs as a result of qualifying activities performed on C-Band licenses won; and
•an increase in interest costs on debt balances as a result of higher average debt balances, partially offset by lower average interest rates as a result of our continuing focus on optimizing our debt footprint and total borrowing costs.

See Note 4 and Note 7 to the consolidated financial statements for additional information on spectrum licenses and debt transactions, respectively.

Provision for Income Taxes

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Provision for income taxes	$6,802	$5,619	$1,183	21.1%
Effective income tax rate	23.1%	23.4%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate was primarily due to the sale of Verizon Media in the current period, partially offset by the non-recurring tax benefit recognized in 2020 from a series of legal entity restructurings. The increase in the provision for income taxes was primarily due to the increase in income before income taxes in the current period.

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

Consolidated Adjusted EBITDA is calculated by excluding from Consolidated EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of special items. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes, and depreciation and amortization policies. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

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

	(dollars in millions)
Years Ended December 31,	2021	2020
Consolidated Net Income	$22,618	$18,348
Add:
Provision for income taxes	6,802	5,619
Interest expense(1)	3,485	4,247
Depreciation and amortization expense	16,206	16,720
Consolidated EBITDA	$49,111	$44,934

Add (Less):
Other (income) expense, net(2)	(312)	539
Equity in (earnings) losses of unconsolidated businesses(3)	(145)	45
Severance charges	209	221
Loss on spectrum licenses	223	1,195
Net (gain) loss from dispositions of businesses	(706)	126
Consolidated Adjusted EBITDA	$48,380	$47,060
(1) Includes Early debt redemption costs, where applicable. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market adjustments and Early debt redemption costs, where applicable. See "Special Items" for additional information.
(3) Includes Net gains from dispositions of assets, where applicable. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during 2021 compared to 2020, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income (loss). Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues. See Note 13 to the consolidated financial statements for additional information.

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

Operating Revenues and Selected Operating Statistics

			(dollars in millions, except ARPA)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Service	$67,733	$64,884	$2,849	4.4%
Wireless equipment	19,781	15,492	4,289	27.7
Other	7,786	8,157	(371)	(4.5)
Total Operating Revenues	$95,300	$88,533	$6,767	7.6

Connections (‘000):(1)
Wireless retail connections	115,395	94,373	21,022	22.3
Wireless retail postpaid connections	91,543	90,346	1,197	1.3
Fios internet connections	6,541	6,202	339	5.5
Fios video connections	3,573	3,854	(281)	(7.3)
Wireline broadband connections	6,888	6,647	241	3.6

Net Additions in Period (‘000):(2)
Wireless retail	1,062	(5)	1,067	nm
Wireless retail postpaid	1,114	40	1,074	nm
Wireless retail postpaid phones	575	95	480	nm

Churn Rate:
Wireless retail	1.10%	1.03%
Wireless retail postpaid	0.89%	0.87%
Wireless retail postpaid phones	0.71%	0.67%

Account Statistics:
Wireless retail postpaid ARPA	$122.30	$118.40	$3.90	3.3
Wireless retail postpaid accounts (‘000)(1)	33,651	33,659	(8)	—
Wireless retail postpaid connections per account(1)	2.72	2.68	0.04	1.5
(1)As of end of period
(2)Includes certain adjustments
nm - not meaningful

Consumer's total operating revenues increased during 2021 compared to 2020, as a result of increases in Service and Wireless equipment revenues, partially offset by a decrease in Other revenue. The increase in Consumer total operating revenues includes the net impact of approximately $680 million in the fourth quarter of 2021 as a result of our acquisition of Tracfone.

Service Revenue
Service revenue increased during 2021 compared to 2020, primarily driven by increases in wireless and Fios service revenues.

Wireless service revenue increased $2.5 billion during 2021 compared to 2020 and was primarily due to:
•an increase of $1.3 billion in access revenues related to our postpaid plans driven by additional subscribers and migrations to higher priced plans as well as growth related to content offerings, cloud services and mobile security products included in certain protection packages;
•an increase of $544 million, representing the net impact as a result of the acquisition of Tracfone in the fourth quarter of 2021; and
•an increase of $464 million related to growth in non-retail service revenue.

For the year ended December 31, 2021, Fios service revenue totaled $10.8 billion, representing an increase of $462 million compared to 2020 primarily resulting from an increase in Fios internet connections, reflecting increased demand for higher broadband speeds, partially offset by a decrease in Fios voice revenues.

See Note 3 to the consolidated financial statements for additional information on the acquisition of Tracfone.

Wireless Equipment Revenue
Wireless equipment revenue increased during 2021 compared to 2020 and was primarily due to:
•an increase of $2.6 billion related to a shift to higher priced equipment in the mix of wireless devices sold, partly driven by the increased demand for 5G enabled devices; and

•an increase of $1.6 billion driven by a higher volume of wireless devices and accessories sold, partially offset by related promotions.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with certain products included in our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue decreased during 2021 compared to 2020 and was primarily due to:
•a decrease of $462 million that resulted from an update to our device protection offering which increased the price of the bundled offering and changed the product mix within the offering such that a smaller amount of the overall device protection revenue is recognized in Other revenue; and
•an increase of $128 million related to cost recovery surcharges.

Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Cost of services	$16,581	$15,610	$971	6.2%
Cost of wireless equipment	20,523	15,736	4,787	30.4
Selling, general and administrative expense	16,562	16,936	(374)	(2.2)
Depreciation and amortization expense	11,679	11,395	284	2.5
Total Operating Expenses	$65,345	$59,677	$5,668	9.5

Cost of Services
Cost of services increased during 2021 compared to 2020 and was primarily due to:
•an increase in rent expense of $323 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers to support the build out of our 5G wireless network;
•an increase in digital content costs of $209 million driven by additional streaming service subscriptions, partially offset by a decline in traditional linear content costs;
•an increase of $197 million related to the device protection offerings to our wireless retail postpaid customers; and
•an increase of $133 million in network access costs primarily driven by the inclusion of Tracfone results since acquisition date.

Cost of Wireless Equipment
Cost of wireless equipment increased during 2021 compared to 2020 and was primarily due to:
•an increase of $2.3 billion driven by a higher volume of wireless devices and accessories sold; and
•an increase of $2.2 billion related to a shift to higher priced equipment in the mix of wireless devices sold, partly driven by the increased demand for 5G enabled devices.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during 2021 compared to 2020 and was primarily due to:
•a decrease in provision for credit losses of $564 million related to both improvement in payment trends in 2021 as well as actions taken in 2020 in response to the COVID-19 pandemic;
•a decrease in personnel expense of $237 million primarily driven by additional sales commission expense related to actions taken in 2020 in response to the COVID-19 pandemic;
•an increase in advertising expenses of $390 million related to brand messaging in 2021 as well as lower expenses in 2020 related to customer behavior during the COVID-19 pandemic; and
•an increase in building and facilities of $121 million primarily driven by higher utility rates.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2021 compared to 2020, driven by the change in the mix of total Verizon depreciable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Segment Operating Income	$29,955	$28,856	$1,099	3.8%
Add Depreciation and amortization expense	11,679	11,395	284	2.5
Segment EBITDA	$41,634	$40,251	$1,383	3.4

Segment operating income margin	31.4%	32.6%
Segment EBITDA margin	43.7%	45.5%

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

Operating Revenues and Selected Operating Statistics

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Small and Medium Business	$11,774	$11,132	$642	5.8%
Global Enterprise	10,224	10,410	(186)	(1.8)
Public Sector and Other	6,324	6,362	(38)	(0.6)
Wholesale	2,720	3,058	(338)	(11.1)
Total Operating Revenues(1)	$31,042	$30,962	$80	0.3

Connections (‘000):(2)
Wireless retail postpaid connections	27,411	26,507	904	3.4
Fios internet connections	356	335	21	6.3
Fios video connections	71	73	(2)	(2.7)
Wireline broadband connections	477	482	(5)	(1.0)

Net Additions in Period ('000):(3)
Wireless retail postpaid	1,001	1,518	(517)	(34.1)
Wireless retail postpaid phones	509	572	(63)	(11.0)

Churn Rate:
Wireless retail postpaid	1.27%	1.20%
Wireless retail postpaid phones	1.03%	0.96%
(1)Service and other revenues included in our Business segment amounted to approximately $27.7 billion and $28.1 billion for the years ended December 31, 2021 and 2020, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $3.4 billion and $2.9 billion for the years ended December 31, 2021 and 2020, respectively.
(2)As of end of period
(3)Includes certain adjustments

Business's total operating revenues increased during 2021 compared to 2020, as a result of an increase in Small and Medium Business revenue, partially offset by decreases in Global Enterprise, Public Sector and Other and Wholesale revenues.

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

Small and Medium Business revenues increased during 2021 compared to 2020 and was primarily due to:
•an increase in wireless equipment revenue of $392 million driven by a shift to higher priced equipment in the mix of devices sold and higher volumes, partially offset by an increase in promotions;
•an increase in wireless service revenue of $331 million driven by an increase in the amount of wireless retail postpaid connections, as well as increases in usage and non-recurring fees related to the impacts of the COVID-19 pandemic in the prior year; and
•a decrease of $127 million related to the loss of voice and DSL service connections.

Fios revenues totaled $984 million, which represents an increase of $58 million during 2021 compared to 2020. The increase was primarily related to increases in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased during 2021 compared to 2020 and was primarily due to:
•a decrease of $467 million in traditional data and voice communication services related to secular pressures in the marketplace;
•an increase of $106 million in wireless equipment revenue driven by a shift to higher priced equipment in the mix of devices sold and higher volumes;
•an increase of $90 million in customer premise equipment related to increased volumes; and
•an increase of $58 million related to professional services revenue.

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

Public Sector and Other revenues decreased during 2021 compared to 2020 and was primarily due to:
•a decrease of $248 million due to customers migrating to new solutions, customer premise equipment volumes and other miscellaneous activity;
•a decrease of $42 million in wireless equipment revenue primarily driven by a decrease in the number of wireless devices sold as a result of a reduction in activations partly related to COVID-19 impacts in the prior year. The decrease is partially offset by a shift to higher priced equipment in the mix of wireless devices sold;
•an increase in wireless service revenue of $217 million primarily related to a higher volume of wireless connections driven by shifting technology needs in remote business environments, particularly in education; and
•an increase of $52 million in professional services revenue.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during 2021 compared to 2020 and was primarily due to:
•a decrease of $338 million related to declines in traditional voice communication and network connectivity as a result of technology substitution.

Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Cost of services	$10,653	$10,659	$(6)	(0.1)%
Cost of wireless equipment	4,544	4,064	480	11.8
Selling, general and administrative expense	8,324	8,380	(56)	(0.7)
Depreciation and amortization expense	4,084	4,086	(2)	—
Total Operating Expenses	$27,605	$27,189	$416	1.5

Cost of Services
Cost of services were relatively flat during 2021 compared to 2020 primarily due to:
•a decrease in access costs of $317 million related to a decline in voice services;
•an increase in direct costs of $128 million related to professional services;
•an increase in building and facilities costs of $119 million primarily driven by higher utility rates; and
•an increase in regulatory fees of $81 million related to a higher FUSF rate.

Cost of Wireless Equipment
Cost of wireless equipment increased during 2021 compared to 2020 and was primarily due to:
•an increase of $987 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•a decrease of $578 million driven by a lower volume of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during 2021 compared to 2020, and was primarily due to:
•a decrease in personnel expense of $140 million primarily driven by additional sales commission expense related to actions taken in 2020 in response to the COVID-19 pandemic and lower consulting fees; and
•an increase of $71 million in data and network systems related to IT and technology contracts.

Segment Operating Income and EBITDA

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2021	2020	2021 vs. 2020
Segment Operating Income	$3,437	$3,773	$(336)	(8.9)%
Add Depreciation and amortization expense	4,084	4,086	(2)	—
Segment EBITDA	$7,521	$7,859	$(338)	(4.3)

Segment operating income margin	11.1%	12.2%
Segment EBITDA margin	24.2%	25.4%

The changes in the table above during the periods presented were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	(dollars in millions)
Years Ended December 31,	2021	2020
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	$209	$221
Other income (expense), net	(2,379)	1,610
Loss on spectrum licenses
Selling, general and administrative expense	223	1,195
Net early debt redemption costs
Other income (expense), net	3,541	129
Interest expense	—	(27)
Net (gain) loss from dispositions of assets and businesses
Selling, general and administrative expense	(706)	126
Equity in earnings (losses) of unconsolidated businesses	(131)	—
Other income (expense), net	—	(7)
Total	$757	$3,247

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our consolidated results of operations were as follows:

	(dollars in millions)
Years Ended December 31,	2021	2020
Within Total Operating Expenses	$(274)	$1,542
Within Equity in earnings (losses) of unconsolidated businesses	(131)	—
Within Other income (expense), net	1,162	1,732
Within Interest expense	—	(27)
Total	$757	$3,247

Severance, Pension and Benefits Charges (Credits)
During 2021, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits credits of $2.4 billion in our pension and postretirement benefit plans. The credits were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a credit of $1.1 billion due to an increase in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 2.6% at December 31, 2020 to a weighted-average of 2.9% at December 31, 2021, a credit of $847 million due to the difference between our estimated and our actual return on assets and a credit of $453 million due to other actuarial assumption adjustments. During 2021, we also recorded net pre-tax severance charges of $209 million related to voluntary separations under our existing plans in Selling, general and administrative expense in our consolidated statements of income.

During 2020, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits charges of $1.6 billion in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statements of income and were primarily driven by a charge of $3.2 billion due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 3.3% at December 31, 2019 to a weighted-average of 2.6% at December 31, 2020, partially offset by a credit of $1.6 billion due to the difference between our estimated and our actual return on assets. During 2020, we also recorded net pre-tax severance charges of $221 million related to a voluntary offer under our existing separation plans in Selling, general and administrative expense in our consolidated statements of income.

Due to the presentation of the other components of net periodic benefit cost, we recognize a portion of the pension and benefits charges (credits) in Other income (expense), net in our consolidated statements of income.

See Note 11 to the consolidated financial statements for additional information related to severance, pension and benefits charges (credits).

Loss on Spectrum Licenses
During 2021, we recognized a pre-tax loss of $223 million as a result of signing two agreements to sell certain wireless licenses.

During 2020, we recorded a pre-tax net loss of $1.2 billion as a result of the conclusion of the FCC incentive auction, Auction 103, for spectrum licenses in the upper 37 Gigahertz (GHz), 39 GHz and 47 GHz bands. See Note 3 to the consolidated financial statements for additional information.

Net Early Debt Redemption Costs
During 2021, we recorded pre-tax early debt redemption costs of $3.5 billion in connection with tender offers, the redemptions of securities issued by Verizon and open market repurchases of various Verizon and subsidiary notes.

During 2020, we recorded net pre-tax early debt redemption costs of $102 million in connection with the redemptions of securities issued by Verizon and open market repurchases.

See Note 7 to the consolidated financial statements for additional information related to our early debt redemptions.

Net (Gain) Loss from Dispositions of Assets and Businesses
During 2021, we recorded a pre-tax net gain of $837 million, primarily in connection with the sales of Verizon Media and our investment in the Complex Media business. During 2020, we recorded a pre-tax net loss of $119 million, primarily in connection with the sale of our Huffington Post business.

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

The U.S. wireless market has achieved a high penetration of smartphones, which reduces the opportunity for new phone connection growth for the industry. We expect future revenue growth in the industry to be driven by expanding existing customer relationships, increasing the number of ways customers can connect with wireless networks and services and increasing the penetration of other connected devices including wearables, tablets and IoT devices. We expect 5G technology will provide a significant opportunity for growth in the industry in 2022 and beyond. With respect to our wireless connectivity products and services, we compete against other national wireless service providers, including AT&T Inc. and T-Mobile USA, Inc., as well as various regional wireless service providers. We also compete for retail activations with resellers that buy bulk wholesale service from wireless service providers, including Verizon, and resell it to their customers. Resellers include cable companies and others. We face competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft Corporation, Alphabet Inc., Apple Inc., Meta Platforms, Inc. and others are offering alternative means for messaging and making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service, as well as alternative means of accessing video content.

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

2022 Connection Trends
In our Consumer segment, we expect to continue to attract new customers and maintain high-quality retail postpaid customers, capitalizing on demand for data services and providing our customers new ways of using wireless services in their daily lives. We expect that future connection growth will be driven by smartphones, tablets and other connected devices such as wearables. We believe the combination of our wireless network performance and Mix & Match unlimited plans provides a superior customer experience, supporting increased penetration of data services and the continued attraction and retention of higher valued retail postpaid connections. We anticipate continued pressure in 2022 related to Tracfone subscribers as we seek to improve the customer retention rate that has declined over the prior two years, however expect to grow the Tracfone customer base over time by furthering our investment and increasing our product and service offerings within the business. We expect to manage churn by providing a consistent, reliable experience on our wireless service and focusing on improving the customer experience through simplified pricing and continued focus in our distribution channels. We expect to continue to grow our Fios internet connections as we seek to increase our penetration rates within our Fios service areas, further supported by the demand for higher speed internet connections. At the same time, we expect accelerating fixed wireless access connections to complement strong Fios results as demand for services continues to grow. In Fios video, the business continues to face ongoing pressure as observed throughout the linear television market. We expect to manage market pressure by offering customers a choice of video service, including options such as Mix & Match on Fios and other offerings. We have experienced continuing access line and DSL losses as customers have disconnected both primary and secondary lines and switched to alternative technologies such as wireless, Voice over Internet Protocol, and cable for voice and data services.

In our Business segment, we offer wireless products and services to business and government customers across the U.S. We continue to grow our retail connections while operating in a competitive environment. We expect that this connection growth, combined with our industry-leading network assets, will provide additional opportunities to sell solutions, such as those around security, advanced communications and professional services. We also expect to expand our existing services offered to business customers through our Intelligent Edge Network, our multi-use platform.

In addition, in both our Consumer and our Business segments, we expect to support connection growth in part by adding capacity and density to our 4G LTE network, and by leading the build-out of our 5G network. We also anticipate the continued migration of 3G connections onto 4G and 5G technologies with the expected cessation of 3G services.

2022 Operating Revenue Trends
In our Consumer segment, we expect to see a continuation of service revenue growth in 2022 as customers shift to higher access plans with additional services and increase the number of devices they connect with our networks and services. We expect continued growth in wireless service revenue, driven by Tracfone contributions, migrations to higher priced plans and increases in fixed wireless access connections. We expect Fios revenue to benefit in 2022 as growth in our broadband customer base and increases in demand for higher speed internet connections offsets the impact of the shift from the triple-play bundle to standalone service.

In our Business segment, we expect wireless revenue to expand, driven by growth from increases in wireless volumes and fixed wireless access contributions. We expect that Fios, through increased penetration, will also contribute to revenue growth. Legacy traditional wireline services will continue to face secular pressures.

On September 1, 2021, we completed the sale of Verizon Media. We expect to see a decrease in operating revenues as a result of this divestiture.

2022 Operating Expense and Cash Flow from Operations Trends
We expect our consolidated operating income margin and adjusted consolidated EBITDA margin to remain strong as we continue to drive revenue growth and undertake initiatives to reduce our overall cost structure by improving productivity and gaining efficiencies in our operations throughout the business in 2022 and beyond. Business Excellence initiatives include zero-based budgeting methodology, driving capital efficiencies from the architecture of the networks and evolving our Information Technology strategy. We believe our additional investments in our Business segment in both product simplification and continued focus on process improvements and new work tools will drive cost savings and create incremental growth opportunities in areas such as 5G and One Fiber.

We create value for our shareholders by investing the cash flows generated by our business in opportunities and transactions that support continued profitable growth, thereby increasing customer satisfaction and usage of our products and services. In addition, we have used our cash flows to maintain and grow our dividend payout to shareholders. Verizon’s Board of Directors increased the Company’s quarterly dividend by 2.0% during 2021, making this the fifteenth consecutive year in which we have raised our dividend.

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

Liquidity and Capital Resources
We use the net cash generated from our operations to fund expansion and modernization of our networks, service and repay external financing, pay dividends, invest in new businesses and spectrum and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements over the next 12 months and beyond.

Our cash and cash equivalents balance is $2.9 billion as of December 31, 2021, consistent with historical pre-pandemic levels. Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Market Risk" for additional information regarding our foreign currency risk management strategies.

We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities, such as the completion of business acquisitions, the acquisition of additional wireless spectrum, or to maintain an appropriate capital structure to ensure our financial flexibility. Our available external financing arrangements include an active commercial paper program, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities, U.S. retail medium-term notes and other capital market securities that are privately-placed or offered overseas. In addition, we monetize our device payment plan agreement receivables through asset-backed debt transactions.

Capital Expenditures
Our 2022 capital program includes capital to fund advanced networks and services, including expanding our core networks, adding capacity and density to our 5G network in order to stay ahead of our customers’ increasing data demands and deploying C-Band, transforming our structure to deploy the Intelligent Edge Network while reducing the cost to deliver services to our customers, and pursuing other opportunities to drive operating efficiencies. We expect that the new network architecture will simplify operations by eliminating legacy network elements, improve our 4G LTE coverage, speed the deployment of 5G technology, and create new enterprise opportunities in the business market. We anticipate cash requirements for our 2022 capital program to be between $16.5 billion and $17.5 billion. Furthermore, we expect an additional $5.0 billion to $6.0 billion in capital expenditures related to C-Band, as we continue to build out the initial markets and begin preparations for deploying phase two spectrum.

Contractual Obligations and Commitments
We have various contractual obligations and commitments. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2021:
•Long-term debt, including current maturities, commitments of $150.2 billion and related interest payments of $78.0 billion, of which $7.1 billion and $4.9 billion, respectively, are expected to be due within the next twelve months. Items included in long-term debt with variable coupon rates exclude unamortized debt issuance costs, and are described in Note 7 to the consolidated financial statements.
•Operating lease obligations of $31.5 billion and Finance lease obligations of $1.4 billion, of which $4.4 billion and $402 million, respectively, are expected to be due within the next twelve months. In addition, the Company has an obligation of $969 million representing future minimum payments under the sublease arrangement for our cell towers, of which $292 million is expected to be due within the next twelve months. See Note 6 to the consolidated financial statements for additional information.
•Unconditional purchase obligations, with terms in excess of one year, amount to $29.8 billion, of which $10.2 billion is expected to be due within the next twelve months. Items included in unconditional purchase obligations are primarily commitments to purchase network equipment, software and services, content, marketing services and other items which will be used or sold in the ordinary course of business. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. We also purchase products and services as needed with no firm commitment. See Note 16 to the consolidated financial statements for additional information.
•Other long-term liabilities, including current maturities, of $4.2 billion, of which $864 million is expected to be due within the next twelve months. Other long-term liabilities represent estimated postretirement benefit and qualified pension plan contributions. Qualified pension plan contributions include estimated minimum funding contributions. We expect that there will be no required pension funding through 2031, subject to changes in market conditions. Postretirement benefit payments include estimated future postretirement benefit payments. These estimated amounts: (1) are subject to change based on changes to assumptions and future plan performance, which could impact the timing and/or amounts of these payments; and (2) exclude expectations beyond 5 years due to uncertainty of the timing and amounts. See Note 11 to the consolidated financial statements for additional information.
•We are not able to make a reasonable estimate of when the unrecognized tax benefits balance of $3.1 billion and related interest and penalties will be settled with the respective taxing authorities until the related tax audits are further developed or resolved. See Note 12 to the consolidated financial statements for additional information.

Consolidated Financial Condition

	(dollars in millions)
Years Ended December 31,	2021	2020
Cash flows provided by (used in)
Operating activities	$39,539	$41,768
Investing activities	(67,153)	(23,512)
Financing activities	8,277	1,325
Increase (decrease) in cash, cash equivalents and restricted cash	$(19,337)	$19,581

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased by $2.2 billion during 2021 compared to 2020, primarily due to changes in working capital, which includes higher wireless volumes, and slightly higher cash taxes in 2021. These decreases were partially offset by an increase in earnings of $4.3 billion. As a result of prior years' discretionary contributions and the fact that actual asset returns have been higher than expected, we expect that there will be no required pension funding through 2031, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, were $20.3 billion and $18.2 billion for 2021 and 2020, respectively. Capital expenditures increased approximately $2.1 billion, or 11.5%, during 2021 compared to 2020, primarily due to increased focus on 5G technology deployment.

Acquisitions of Wireless Licenses
In February 2021, the FCC completed an auction, Auction 107, for mid-band spectrum known as C-Band. During 2021, we paid approximately $45.9 billion for spectrum licenses in connection with this auction and related costs, of which $1.3 billion was primarily paid for certain obligations related to projected clearing costs associated with this auction.

During 2020, we paid approximately $3.9 billion in acquisitions of wireless licenses. In March 2020, the FCC completed an incentive auction, Auction 103, for spectrum licenses. Through December 31, 2020, we paid approximately $1.6 billion, including $101 million paid in December 2019. In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Through December 31, 2020, we paid approximately $1.9 billion for the licenses.

During 2021 and 2020, we recorded capitalized interest related to wireless licenses of $1.6 billion and $242 million, respectively.

During 2021 and 2020, we entered into and completed various other wireless license acquisitions for cash consideration of $95 million and $360 million, respectively.

Acquisitions of Businesses, Net of Cash Acquired
During 2021 and 2020, we invested $4.1 billion and $520 million, respectively, in acquisitions of businesses, net of cash acquired.

In September 2020, we entered into a purchase agreement to acquire Tracfone, a provider of prepaid and value mobile services in the U.S. The transaction closed in November 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $3.6 billion, net of cash acquired, subject to customary closing adjustments, approximately 57.6 million shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration.

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

During 2021 and 2020, we completed various other acquisitions for cash consideration of approximately $51 million and $127 million, respectively.

See "Acquisitions and Divestitures" for information on our acquisitions.

Disposition of Business
During 2021, we received cash proceeds in connection with the sale of Verizon Media of $4.1 billion, net of cash transferred, subject to customary adjustments, $750 million in non-convertible preferred limited partnership units of the Apollo Affiliate and 10% of the fully-diluted common limited partnership units of the Apollo Affiliate. See Note 3 to the consolidated financial statements for additional information.

Other, Net
During 2021, we received cash of $321 million in connection with the settlement of a note receivable related to Tracfone and net cash proceeds of $98 million in connection with the sale of our investment in the Complex Media business.

Cash Flows Provided by Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During 2021 and 2020, net cash provided by financing activities was $8.3 billion and $1.3 billion, respectively.

2021
During 2021, our net cash provided by financing activities of $8.3 billion was primarily driven by $41.4 billion provided by proceeds from long-term borrowings, which included $8.4 billion of proceeds from our asset-backed debt transactions. These cash flows provided by financing activities were partially offset by $18.9 billion used for repayments, redemptions and repurchases of long-term borrowings (secured and unsecured) as well as finance lease obligations, $10.4 billion used for dividend payments and $3.8 billion used for other financing activities.

Proceeds from and Repayments, Redemptions, and Repurchases of Long-Term Borrowings
At December 31, 2021, our total debt increased to $150.9 billion as compared to $129.1 billion at December 31, 2020. Our effective interest rate was 3.6% and 4.1% during the years ended December 31, 2021 and 2020, respectively. The substantial majority of our total debt portfolio consists of fixed rate indebtedness, therefore, changes in interest rates do not have a material effect on our interest payments. See also "Market Risk" and Note 7 to the consolidated financial statements for additional information.

At December 31, 2021, approximately $33.5 billion, or 22.2%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily Euro and British Pound Sterling. We have entered into cross currency swaps on our foreign denominated debt in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See "Market Risk" for additional information.

Verizon may acquire debt securities issued by Verizon and its affiliates through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine, for cash or other consideration.

Other, Net
Other, net financing activities during 2021 includes $320 million in payments related to vendor financing arrangements, $161 million in postings of derivative collateral and early debt redemption costs. See Note 15 to the consolidated financial statements for additional information on the early debt redemption costs.

Dividends
The Verizon Board of Directors assesses the level of our dividend payments on a periodic basis taking into account such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareholders. During the third quarter of 2021, the Board increased our quarterly dividend payment by 2.0% to $0.6400 from $0.6275 per share from the previous quarter. This is the fifteenth consecutive year that Verizon’s Board of Directors has approved a quarterly dividend increase.

As in prior periods, dividend payments were a significant use of capital resources. During 2021, we paid $10.4 billion in dividends.

2020
During 2020, our net cash provided by financing activities of $1.3 billion was primarily driven by $31.5 billion provided by proceeds from long-term borrowings, which included $5.6 billion of proceeds from our asset-backed debt transactions. These cash flows provided by financing activities were partially offset by $17.2 billion used for repayments, redemptions and repurchases of long-term borrowings (secured and unsecured) as well as finance lease obligations, $10.2 billion used for dividend payments and $2.7 billion used for other financing activities.
Proceeds from and Repayments, Redemptions, and Repurchases of Long-Term Borrowings
At December 31, 2020, our total debt was $129.1 billion, and during the year ended December 31, 2020, our effective interest rate was 4.1%. The substantial majority of our total debt portfolio consisted of fixed rate indebtedness, therefore, changes in interest rates did not have a material effect on our interest payments. See "Market Risk" and Note 7 to the consolidated financial statements for additional information.

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

Dividends
During the third quarter of 2020, the Board increased our quarterly dividend payment by 2.0% to $0.6275 per share.

As in prior periods, dividend payments were a significant use of capital resources. During 2020, we paid $10.2 billion in dividends.

Asset-Backed Debt
As of December 31, 2021, the carrying value of our asset-backed debt was $14.2 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

In December 2021, we entered into an ABS financing facility with a number of financial institutions (2021 ABS Financing Facility). Two loan agreements were entered into in connection with the 2021 ABS Financing Facility in December 2021. Under the terms of the 2021 ABS Financing Facility, the financial institutions make advances under asset-backed loans backed by device payment plan agreement receivables of both Consumer customers and Business customers. Two loan agreements are outstanding in connection with the 2021 ABS Financing Facility, one with a final maturity date in December 2025 and the other in December 2026, and each loan agreement bears interest at floating rates. There is a one or two year revolving period, as set forth in the applicable loan agreement, which may be extended with the approval of the financial institutions. Under the loan agreements, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. In December 2021, we borrowed $4.3 billion under the loan agreements. The aggregate outstanding balance under the 2021 ABS Financing Facility was $4.3 billion as of December 31, 2021.

Long-Term Credit Facilities

			At December 31, 2021
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,418	N/A
Various export credit facilities (2)	2024 - 2029	7,000	—	$4,676
Total		$16,500	$9,418	$4,676
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During both 2021 and 2020, we drew down $1.0 billion from these facilities, respectively. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In November 2021, we repaid $500 million under an export credit facility entered into in July 2017.

Common Stock
Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2021 and 2020, we issued 2.1 million and 2.3 million common shares from treasury stock, respectively, which had an insignificant aggregate value.

In connection with our acquisition of Tracfone in November 2021, we issued approximately 57.6 million shares of Verizon common shares from treasury stock valued at approximately $3.0 billion. See Note 3 to the consolidated financial statements for additional information.

In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of Verizon's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. There were no repurchases of common stock during 2021 and 2020 under our current or previously authorized share buyback program.

Credit Ratings
Verizon’s credit ratings did not change in 2021 or 2020.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at December 31, 2021 totaled $2.9 billion, a $19.3 billion decrease compared to December 31, 2020, primarily as a result of the factors discussed above.

Restricted cash at December 31, 2021 totaled $1.2 billion, an $87 million decrease compared to restricted cash at December 31, 2020, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	(dollars in millions)
Years Ended December 31,	2021	2020
Net cash provided by operating activities	$39,539	$41,768
Less Capital expenditures (including capitalized software)	20,286	18,192
Free cash flow	$19,253	$23,576

The decrease in free cash flow during 2021 is a reflection of the decrease in operating cash flows, as well as the increase in capital expenditures discussed above.

Employee Benefit Plans Funded Status and Contributions
Employer Contributions
We operate numerous qualified and nonqualified pension plans and other postretirement benefit plans. These plans primarily relate to our domestic business units. We made no discretionary contribution to our qualified pension plan in either 2021 or 2020. During 2021 and 2020 we made contributions of $58 million and $57 million to our nonqualified pension plans, respectively.

The Company’s overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. In an effort to reduce the risk of our portfolio strategy and better align assets with liabilities, we have adopted a liability driven pension strategy that seeks to better match the interest rate sensitivity of the liability hedging assets with the interest rate sensitivity of the liability. We expect that the strategy will reduce the likelihood that assets will decline at a time when liabilities increase (referred to as liability hedging), with the goal to reduce the risk of underfunding to the plan and its participants and beneficiaries; however, we also expect the strategy to result in lower asset returns. Nonqualified pension contributions are estimated to be approximately $60 million in 2022.

Contributions to our other postretirement benefit plans generally relate to payments for benefits on an as-incurred basis since these other postretirement benefit plans do not have funding requirements similar to the pension plans. We contributed $885 million and $709 million to our other postretirement benefit plans in 2021 and 2020, respectively. Contributions to our other postretirement benefit plans are estimated to be approximately $860 million in 2022.

Leasing Arrangements
See Note 6 to the consolidated financial statements for additional information related to leasing arrangements.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. See Note 7 to the consolidated financial statements for additional information.

In connection with the execution of agreements for the sale of businesses and investments, Verizon ordinarily provides representations and warranties to the purchasers pertaining to a variety of nonfinancial matters, such as ownership of the securities being sold, as well as financial losses. See Note 16 to the consolidated financial statements for additional information.

As of December 31, 2021, letters of credit totaling approximately $674 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding. See Note 16 to the consolidated financial statements for additional information.

Other Future Obligations
During 2021, Verizon entered into seven renewable energy purchase agreements (REPAs) with third parties, in addition to 13 signed in previous years. See Note 16 to the consolidated financial statements for additional information. Under the REPAs, we plan to purchase up to an aggregate of approximately 2.6 gigawatts of capacity across multiple states, including Arizona, Illinois, Indiana, Iowa, Maryland, New York, North Carolina, Ohio, Pennsylvania, Texas and West Virginia.

Critical Accounting Estimates and Recently Issued Accounting Standards
Critical Accounting Estimates
A summary of the critical accounting estimates used in preparing our financial statements are as follows:

Wireless Licenses and Goodwill
Wireless licenses and Goodwill are a significant component of our consolidated assets. Both our wireless licenses and goodwill are treated as indefinite-lived intangible assets and, therefore are not amortized, but rather are tested for impairment annually in the fourth fiscal quarter, unless there are events requiring an earlier assessment or changes in circumstances during an interim period suggesting impairment indicators are present. We believe our estimates and assumptions are reasonable and represent appropriate marketplace considerations as of the valuation date. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates and assumptions are uncertain by nature, may change over time and can vary from actual results. It is possible that in the future there may be changes in our estimates and assumptions, including the timing and amount of future cash flows, margins, growth rates, market participant assumptions, comparable benchmark companies and related multiples and discount rates, which could result in different fair value estimates. Significant and adverse changes to any one or more of the above-noted estimates and assumptions could result in an impairment to our wireless licenses and goodwill impairment for one or more of our reporting units.

Wireless Licenses
The carrying value of our wireless licenses was approximately $147.6 billion as of December 31, 2021. We aggregate our wireless licenses into one single unit of accounting, as we utilize our wireless licenses on an integrated basis as part of our nationwide wireless network. Our wireless licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.

We test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. It is our policy to perform quantitative impairment assessment at least every three years. During the fourth quarter of 2021, we performed a quantitative impairment assessment according to the policy.

Our quantitative impairment assessment consisted of comparing the estimated fair value of our aggregate wireless licenses to the aggregated carrying amount as of the test date. Under our quantitative assessment, we estimated the fair value of our wireless licenses using the Greenfield approach. The Greenfield approach is an income based valuation approach that values the wireless licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the wireless licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. As a result, we were required to make significant estimates about future cash flows and profitability specifically associated with our wireless licenses, an appropriate discount rate based on the risk associated with those estimated cash flows and assumed terminal value and growth rates. We considered current and expected future economic conditions, current and expected availability of wireless network technology and infrastructure and related equipment and the costs thereof as well as other relevant factors in estimating future cash flows and profitability. The discount rate represented our estimate of the weighted-average cost of capital (WACC), or expected return, that a marketplace participant would have required as of the valuation date. We developed the discount rate based on our consideration of the cost of debt and equity of a group of guideline companies as of the valuation date. Accordingly, our discount rate incorporated our estimate of the expected return a marketplace participant would have required as of the valuation date, including the risk premium associated with the current and expected economic conditions as of the valuation date. The terminal value growth rate represented our estimate of the marketplace’s long-term growth rate.

The quantitative impairment assessment we performed during the fourth quarter of 2021 indicated that the fair value of our wireless licenses is substantially in excess of their carrying value and, therefore, did not result in an impairment. In the event of a 10% decline in the fair value of our wireless licenses, the fair value would have still exceeded their carrying value. We do not believe reasonable changes in significant estimates would change the outcome to this quantitative assessment. For instance, if either the terminal value growth rate declined by 50 basis points (bps) or if the WACC increased by 50 bps, the fair value of wireless licenses would still exceed its carrying value.

During the fourth quarter of 2020, we performed a qualitative impairment assessment as our annual impairment test to determine whether it is more likely than not that the fair value of our wireless licenses was less than the carrying amount. As part of our assessment we considered several qualitative factors including the business enterprise value of our combined wireless business, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of our combined wireless business as a whole, as well as other factors. Our annual impairment tests in 2020 indicated that it is more likely than not that the fair value of our wireless licenses remained above their carrying value and, therefore, did not result in an impairment.

Goodwill
To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to conduct the qualitative assessment or if indications of a potential impairment exist, the determination of whether an impairment has occurred requires the determination of the fair value of each reporting unit being assessed. It is our policy to perform quantitative impairment assessments at least every three years. During the fourth quarter of 2021, we performed quantitative impairment assessments for our Consumer and Business reporting units according to the policy.

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

Under our quantitative assessment, the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative multiples to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of two components-projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the weighted-average cost of capital (WACC), or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model. The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles of key strategic revenue and cost initiatives, as well as revenue and EBITDA growth relative to history and market trends and expectations. The market multiples approach incorporated significant judgment involved in the selection comparable public company multiples and benchmarks. The selection of companies was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future.

A projected sustained decline in a reporting unit's revenues and earnings could have a significant negative impact on its fair value and may result in impairment charges. Such a decline could be driven by, among other things: (1) more than anticipated increase in promotional activity, decreases in sales volumes or long-term growth rate as a result of competitive pressures or other factors; or (2) the inability to achieve or delays in achieving the goals in strategic initiatives. Also, adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of the reporting unit.

At December 31, 2021, the balance of our goodwill was approximately $28.6 billion, of which $21.0 billion was in our Consumer reporting unit and $7.5 billion was in our Business reporting unit. At the goodwill impairment measurement date of October 31, 2021, our quantitative assessments indicate that the fair values for our Consumer and Business reporting units are substantially in excess of their carrying values and therefore did not result in an impairment. In the event of a 10% decline in the fair value of any of our reporting units, the fair value of each of our reporting units would have still exceeded their book values. We do not anticipate reasonable changes in significant estimates to change the outcomes to these quantitative impairment assessments. For instance, if either the terminal value growth rate declined by 50 bps, or if the WACC increased by 50 bps, the fair values of our reporting units would still exceed their respective carrying values.

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

In determining pension and other postretirement obligations, the weighted-average discount rate was selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2021. The bonds selected had maturities that coincided with the time periods during which benefit payments are expected to occur, were non-callable and available in sufficient quantities to ensure marketability (at least $300 million par outstanding). Bond yields are subject to uncertainty for a number of reasons including corporate performance, credit rating downgrades and upgrades, government fiscal policy decisions, and general market volatility. The expected long-term rates of return on plan assets used in determining the Company’s pension and other postretirement obligations are based on expectations for future investment returns for the plans’ asset allocation. The rates are subject to uncertainty for a number of reasons including corporate performance, credit ratings, monetary policy, inflation, exchange rates, investor behavior and general market volatility.

A sensitivity analysis of the impact of changes in the discount rate and the long-term rate of return on plan assets on the benefit obligations and expense (income) recorded, as well as on the funded status due to an increase or a decrease in the actual versus expected return on plan assets as of December 31, 2021 and for the year then ended pertaining to Verizon’s pension and postretirement benefit plans, is provided in the table below.

(dollars in millions)	Percentage point change	Increase/(decrease) at December 31, 2021
Pension plans discount rate	+0.50	$(1,125)
	-0.50	1,249
Rate of return on pension plan assets	+1.00	(189)
	-1.00	189
Postretirement plans discount rate	+0.50	(810)
	-0.50	896
Rate of return on postretirement plan assets	+1.00	(5)
	-1.00	5
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

See Note 11 to the consolidated financial statements for additional information.

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

Property, Plant and Equipment
Our Property, plant and equipment balance represents a significant component of our consolidated assets. We record Property, plant and equipment at cost. We depreciate Property, plant and equipment on a straight-line basis over the estimated useful life of the assets. The estimated useful life is subject to change due to a variety of factors such as change in asset capacity or performance, technical obsolescence, market expectations and competition impacts. In connection with our ongoing review of the estimated useful lives of property, plant and equipment during 2021, we determined that the estimated useful life of our Property, plant and equipment would remain unchanged. We expect that a one year increase in estimated useful lives of our Property, plant and equipment would result in a decrease to our 2021 depreciation expense of $2.2 billion and that a one year decrease would result in an increase of approximately $3.5 billion in our 2021 depreciation expense.

Accounts Receivable
Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The gross amount of accounts receivable and corresponding allowance for doubtful accounts were presented separately in the consolidated balance sheets. We maintained allowances for uncollectible accounts receivable, including our direct-channel device payment plan agreement receivables, for estimated losses resulting from the failure or inability of our customers to make required payments. Indirect-channel device payment receivables are considered financial instruments and were initially recorded at fair value net of imputed interest, and credit losses were recorded as incurred. However, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to January 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The gross amount of accounts receivable and corresponding allowance for credit losses are presented separately in the consolidated balance sheets. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as the COVID-19 pandemic, as well as management’s expectations of conditions in the future, if applicable. The impact of these factors on the allowance involves significant level of estimation and is subject to uncertainty. Our allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

We record an allowance to reduce the receivables to the amount that is expected to be collectible. For device payment plan agreement receivables, we record bad debt expense based on a default and loss calculation using our proprietary loss model. The expected loss rate is determined based on customer credit scores and other qualitative factors as noted above. The loss rate is assigned individually on a customer by customer basis and the custom credit scores are then aggregated by vintage and used in our proprietary loss model to calculate the weighted-average loss rate used for determining the allowance balance. The weighted-average expected loss rate decreased 0.81% at December 31, 2021 as compared to at December 31, 2020. We expect that an increase or decrease of 0.25% in the weighted-average loss rate would result in a change of $94 million in the allowance.

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

If there is a deterioration of our customers’ financial condition or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our allowance for credit losses, which would affect earnings in the period the adjustments are made. See Note 8 to the consolidated financial statements for additional information.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In March 2020, the FCC's incentive auction, Auction 103, for spectrum licenses in the upper 37 GHz, 39 GHz, and 47 GHz bands concluded. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that were applied towards the purchase price of spectrum in the auction. The value of the licenses won by Verizon amounted to $3.4 billion, of which $1.8 billion was settled with the relinquished 39 GHz licenses. The new reconfigured licenses were received in the second quarter 2020 and are included in Wireless licenses in our consolidated balance sheets.

In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Verizon participated in the auction and was the high bidder on 557 licenses in the 3.5 GHz band valued at approximately $1.9 billion. Verizon made payments for these licenses in 2020 and received them from the FCC in March 2021. The purchase cost for these licenses and related capitalized interest, based on qualifying activities that occurred, are included in Wireless licenses in our consolidated balance sheets.

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon was the winning bidder on 3,511 licenses, consisting of contiguous C-Band spectrum bands ranging between 140 and 200 megahertz of C-Band spectrum in all 406 markets available in the auction. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make additional payments to acquire the licenses. The payments are for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. During 2021, we made payments of $1.3 billion primarily related to certain obligations for projected clearing costs. In January 2022, we made additional payments of $1.4 billion for obligations related to accelerated clearing incentives. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 will consist of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. Carrying value will also include capitalized interest to the extent qualifying activities have occurred. The licenses were received from the FCC in July 2021 and are included within Wireless licenses in our consolidated balance sheet.

See Note 3 to the consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (Tracfone Purchase Agreement) with América Móvil to acquire TracFone Wireless, Inc. (Tracfone), a leading provider of prepaid and value mobile services in the U.S. The transaction closed on November 23, 2021 (the Acquisition Date). In accordance with the terms of the Tracfone Purchase Agreement, Verizon acquired all of Tracfone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, subject to customary adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $542 million calculated using a probability-weighted discounted cash flow model and significant unobservable inputs, thus representing a Level 3 measurement. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period, as defined in the Tracfone Purchase Agreement. Payments related to the contingent consideration are expected to begin in 2022 and continue through 2024. See Note 3 to the consolidated financial statements for additional information.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass, a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $412 million, net of cash acquired, which is subject to customary closing adjustments. See Note 3 to the consolidated financial statements for additional information.

Blue Jeans Network, Inc.
In April 2020, we entered into a definitive purchase agreement to acquire BlueJeans, an enterprise-grade video conferencing and event platform, whose services are sold to Business customers globally. The transaction closed in May 2020. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $397 million, net of cash acquired.

Verizon Media Divestiture
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

On September 1, 2021, we completed the sale of Verizon Media. As of the close of the transaction, cash proceeds, the fair value of the non-convertible preferred limited partnership units of the Apollo Affiliate, and the fair value of 10% of the fully-diluted common limited partnership units of the Apollo Affiliate were $4.3 billion, $496 million, and $124 million, respectively. We recorded a pre-tax gain on sale of approximately $1.0 billion (after-tax $1.0 billion) in Selling general and administrative expense in our consolidated statement of income for the year ended December 31, 2021. In addition, we incurred $346 million of various costs associated with this disposition which are primarily recorded in Selling general and administrative expense in our consolidated statement of income for the year ended December 31, 2021. See Note 3 to the consolidated financial statements for additional information.

Other
From time to time, we enter into strategic agreements to acquire various other businesses and investments. See Note 3 to the consolidated financial statements for additional information.

In December 2021, we completed the sale of our investment in the Complex Media business. In connection with this transaction, we recorded a pre-tax gain of $131 million in Equity in earnings (losses) of unconsolidated businesses in our consolidated statement of income for the year ended December 31, 2021.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At December 31, 2021, we held and posted $0.1 billion and an insignificant amount, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our consolidated balance sheet. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 9 to the consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of December 31, 2021, approximately 81% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $288 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and certain of our interest rate derivative transactions utilize interest rates that are linked to the London Inter-Bank Offered Rate (LIBOR) as the benchmark rate. LIBOR is the subject of recent U.S. and international regulatory guidance for reform. The one-week and two-month U.S. dollar LIBOR rates ceased publication after December 31, 2021, and other U.S. dollar LIBOR rates will cease publication after June 30, 2023. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions. We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt, taking into account the impact of our interest rate hedging. The floating rate senior unsecured notes issued in March 2021 and certain of our interest rate derivative transactions utilize interest rates that are linked to the Secured Overnight Financing Rate as the benchmark rate.

The table that follows summarizes the fair values of our long-term debt, including current maturities, and interest rate swap derivatives as of December 31, 2021 and 2020. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the yield curve. Our sensitivity analysis does not include the fair values of our commercial paper and bank loans, if any, because they are not significantly affected by changes in market interest rates.

			(dollars in millions)
Long-term debt and related derivatives	Fair Value	Fair Value assuming + 100 basis point shift	Fair Value assuming - 100 basis point shift
At December 31, 2021	$169,179	$156,078	$184,496
At December 31, 2020	155,695	142,420	170,423

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At December 31, 2021, the fair value of the asset and liability of these contracts was $473 million and $666 million, respectively. At December 31, 2020, the fair value of the asset and liability of these contracts was $787 million and $303 million, respectively. At December 31, 2021 and 2020, the total notional amount of the interest rate swaps was $19.8 billion and $17.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At December 31, 2021 and 2020, the fair value of the liability of these contracts was $302 million and $797 million, respectively. At December 31, 2021 and 2020, the total notional amount of the forward starting interest rate swaps was $1.0 billion and $2.0 billion, respectively.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss). There was no outstanding notional amount for treasury rate locks at December 31, 2021 or 2020.

Foreign Currency Translation
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the consolidated statements of income in Other income (expense), net. At December 31, 2021, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar, and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $589 million and $1.4 billion at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the fair value of the liability of these contracts was $1.6 billion and $196 million, respectively. At December 31, 2021 and 2020, the total notional amount of the cross currency swaps was $32.5 billion and $26.3 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At December 31, 2021, the fair value of the asset of these contracts was insignificant and there is no amount related to the liability of these contracts. At December 31, 2020, the fair value of the asset and liability of these contracts was insignificant. At December 31, 2021 and 2020, the total notional amount of the foreign exchange forwards was $932 million and $1.4 billion, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Verizon Communications Inc. and subsidiaries’ (Verizon) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verizon maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TracFone Wireless, Inc. (Tracfone), which is included in the 2021 consolidated financial statements of Verizon and constituted approximately 3% of total assets, as of December 31, 2021 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tracfone.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Verizon as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 11, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

Verizon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Verizon’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Verizon in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 11, 2022

Reporting of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verizon Communications Inc. and subsidiaries (Verizon) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Verizon at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Verizon’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2022 expressed an unqualified opinion thereon.
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

Valuation of Employee Benefit Obligations
Description of the Matter
The Company sponsors several pension plans and other post-employment benefit plans. At December 31, 2021, the Company’s aggregate defined benefit pension obligation was $20.2 billion and exceeded the fair value of pension plan assets of $20.1 billion, resulting in an unfunded defined benefit pension obligation of $0.1 billion. Also, at December 31, 2021, the other postretirement benefits obligation was approximately $14.7 billion. As explained in Note 11 of the consolidated financial statements, the Company updates the estimates used to measure employee benefit obligations and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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
New York, New York

February 11, 2022

Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions, except per share amounts)
Years Ended December 31,	2021	2020	2019

Operating Revenues
Service revenues and other	$110,449	$109,872	$110,305
Wireless equipment revenues	23,164	18,420	21,563
Total Operating Revenues	133,613	128,292	131,868

Operating Expenses
Cost of services (exclusive of items shown below)	31,234	31,401	31,772
Cost of wireless equipment	25,067	19,800	22,954
Selling, general and administrative expense	28,658	31,573	29,896
Depreciation and amortization expense	16,206	16,720	16,682
Media goodwill impairment	—	—	186
Total Operating Expenses	101,165	99,494	101,490

Operating Income	32,448	28,798	30,378
Equity in earnings (losses) of unconsolidated businesses	145	(45)	(15)
Other income (expense), net	312	(539)	(2,900)
Interest expense	(3,485)	(4,247)	(4,730)
Income Before Provision For Income Taxes	29,420	23,967	22,733
Provision for income taxes	(6,802)	(5,619)	(2,945)
Net Income	$22,618	$18,348	$19,788

Net income attributable to noncontrolling interests	$553	$547	$523
Net income attributable to Verizon	22,065	17,801	19,265
Net Income	$22,618	$18,348	$19,788

Basic Earnings Per Common Share
Net income attributable to Verizon	$5.32	$4.30	$4.66
Weighted-average shares outstanding (in millions)	4,148	4,140	4,138

Diluted Earnings Per Common Share
Net income attributable to Verizon	$5.32	$4.30	$4.65
Weighted-average shares outstanding (in millions)	4,150	4,142	4,140
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2021	2020	2019

Net Income	$22,618	$18,348	$19,788
Other Comprehensive Loss, Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(17), $19 and $(21)	(141)	180	16
Unrealized loss on cash flow hedges, net of tax of $30, $197 and $265	(85)	(571)	(736)
Unrealized gain (loss) on marketable securities, net of tax of $3, $(2) and $(2)	(9)	(2)	7
Defined benefit pension and postretirement plans, net of tax of $205, $221 and $219	(621)	(676)	(659)
Other comprehensive loss attributable to Verizon	(856)	(1,069)	(1,372)
Total Comprehensive Income	$21,762	$17,279	$18,416

Comprehensive income attributable to noncontrolling interests	$553	$547	$523
Comprehensive income attributable to Verizon	21,209	16,732	17,893
Total Comprehensive Income	$21,762	$17,279	$18,416
See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts)
At December 31,	2021	2020
Assets
Current assets
Cash and cash equivalents	$2,921	$22,171
Accounts receivable	24,742	25,169
Less Allowance for credit losses	896	1,252
Accounts receivable, net	23,846	23,917
Inventories	3,055	1,796
Prepaid expenses and other	6,906	6,710
Total current assets	36,728	54,594

Property, plant and equipment	289,897	279,737
Less Accumulated depreciation	190,201	184,904
Property, plant and equipment, net	99,696	94,833

Investments in unconsolidated businesses	1,061	589
Wireless licenses	147,619	96,097
Deposits for wireless licenses	—	2,772
Goodwill	28,603	24,773
Other intangible assets, net	11,677	9,413
Operating lease right-of-use assets	27,883	22,531
Other assets	13,329	10,879
Total assets	$366,596	$316,481

Liabilities and Equity
Current liabilities
Debt maturing within one year	$7,443	$5,889
Accounts payable and accrued liabilities	24,833	20,658
Current operating lease liabilities	3,859	3,485
Other current liabilities	11,025	9,628
Total current liabilities	47,160	39,660

Long-term debt	143,425	123,173
Employee benefit obligations	15,410	18,657
Deferred income taxes	40,685	35,711
Non-current operating lease liabilities	23,203	18,000
Other liabilities	13,513	12,008
Total long-term liabilities	236,236	207,549

Commitments and Contingencies (Note 16)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,861	13,404
Retained earnings	71,993	60,464
Accumulated other comprehensive loss	(927)	(71)
Common stock in treasury, at cost (93,634,725 and 153,304,088 shares outstanding)	(4,104)	(6,719)
Deferred compensation – employee stock ownership plans (ESOPs) and other	538	335
Noncontrolling interests	1,410	1,430
Total equity	83,200	69,272
Total liabilities and equity	$366,596	$316,481
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2021	2020	2019

Cash Flows from Operating Activities
Net Income	$22,618	$18,348	$19,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,206	16,720	16,682
Employee retirement benefits	(3,391)	840	(284)
Deferred income taxes	4,264	1,553	1,232
Provision for expected credit losses	789	1,380	1,588
Equity in losses of unconsolidated businesses, net of dividends received	36	91	74
Media goodwill impairment	—	—	186
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses:
Accounts receivable	(1,592)	189	(1,471)
Inventories	(905)	(369)	(76)
Prepaid expenses and other	150	1,202	(2,807)
Accounts payable and accrued liabilities and Other current liabilities	1,457	(966)	(2,359)
Discretionary employee benefits contributions	—	—	(300)
Other, net	(93)	2,780	3,493
Net cash provided by operating activities	39,539	41,768	35,746

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(20,286)	(18,192)	(17,939)
Acquisitions of businesses, net of cash acquired	(4,065)	(520)	(29)
Acquisitions of wireless licenses	(47,596)	(3,896)	(898)
Proceeds from dispositions of businesses	4,122	—	28
Other, net	672	(904)	1,257
Net cash used in investing activities	(67,153)	(23,512)	(17,581)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	33,034	25,822	10,079
Proceeds from asset-backed long-term borrowings	8,383	5,635	8,576
Repayments of long-term borrowings and finance lease obligations	(14,063)	(9,775)	(17,584)
Repayments of asset-backed long-term borrowings	(4,800)	(7,413)	(6,302)
Dividends paid	(10,445)	(10,232)	(10,016)
Other, net	(3,832)	(2,712)	(2,917)
Net cash provided by (used in) financing activities	8,277	1,325	(18,164)

Increase (decrease) in cash, cash equivalents and restricted cash	(19,337)	19,581	1
Cash, cash equivalents and restricted cash, beginning of period	23,498	3,917	3,916
Cash, cash equivalents and restricted cash, end of period (Note 1)	$4,161	$23,498	$3,917
See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Equity
Verizon Communications Inc. and Subsidiaries

	(dollars in millions, except per share amounts, and shares in thousands)
Years Ended December 31,		2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance at beginning of year	4,291,434	$429	4,291,434	$429	4,291,434	$429
Balance at end of year	4,291,434	429	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,404		13,419		13,437
Other		457		(15)		(18)
Balance at end of year		13,861		13,404		13,419

Retained Earnings
Balance at beginning of year		60,464		53,147		43,542
Opening balance sheet adjustment (Note 1)		—		(200)		410
Adjusted opening balance		60,464		52,947		43,952
Net income attributable to Verizon		22,065		17,801		19,265
Dividends declared ($2.535, $2.485, $2.435 per share)		(10,532)		(10,284)		(10,070)
Other		(4)		—		—
Balance at end of year		71,993		60,464		53,147

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		(71)		998		2,370
Foreign currency translation adjustments		(141)		180		16
Unrealized loss on cash flow hedges		(85)		(571)		(736)
Unrealized gain (loss) on marketable securities		(9)		(2)		7
Defined benefit pension and postretirement plans		(621)		(676)		(659)
Other comprehensive loss		(856)		(1,069)		(1,372)
Balance at end of year attributable to Verizon		(927)		(71)		998

Treasury Stock
Balance at beginning of year	(153,304)	(6,719)	(155,606)	(6,820)	(159,400)	(6,986)
Employee plans (Note 14)	2,057	90	2,298	101	3,790	166
Shareholder plans (Note 14)	15	1	4	—	4	—
Acquisitions (Note 3)	57,597	2,524	—	—	—	—
Balance at end of year	(93,635)	(4,104)	(153,304)	(6,719)	(155,606)	(6,820)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		335		222		353
Restricted stock equity grant		369		275		140
Amortization		(166)		(162)		(271)
Balance at end of year		538		335		222

Noncontrolling Interests
Balance at beginning of year		1,430		1,440		1,565
Opening balance sheet adjustment (Note 1)		—		—		1
Adjusted opening balance		1,430		1,440		1,566
Total comprehensive income		553		547		523
Distributions and other		(573)		(557)		(649)
Balance at end of year		1,410		1,430		1,440
Total Equity		$83,200		$69,272		$62,835

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

Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon brand and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world.

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

Use of Estimates
We prepare our financial statements using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from COVID-19 pandemic and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

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

Revenue Recognition
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment. These services include a variety of communication and connectivity services for our Consumer and Business customers including other carriers that use our facilities to provide services to their customers, as well as professional and integrated managed services for our large enterprises and government customers. We account for these revenues under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606).

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

Under a device payment plan, the customer is sold the wireless device in exchange for a non-interest-bearing installment note, which is repaid by the customer, typically over a 24 or 30-month term, and concurrently enters into a month-to-month contract for wireless service. We may offer certain promotions that provide billing credits applied over a specified term, contingent upon the customer maintaining service. The credits are included in the transaction price, which are allocated to the performance obligations based on their relative selling price and are recognized when earned.

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

From time to time, we may offer certain promotions that provide our customers on device payment plans with the right to upgrade to a new device after paying a specified portion of their device payment plan agreement amount and trading in their device in good working order. We account for this trade-in right as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee liability was $77 million and insignificant at December 31, 2021 and 2020, respectively. The total transaction price is reduced by the guarantee, which is accounted for outside the scope of Topic 606, and the remaining transaction price is allocated between the performance obligations within the contract.

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

Other
Advertising revenues are generated through display advertising and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on the search results page. The divested Verizon Media Group (Verizon Media), primarily earned revenue through display advertising on Verizon Media properties, as well as on third-party properties through our advertising platforms, search advertising, and subscription arrangements. Revenue for display and search advertising contracts is recognized as ads are delivered, while subscription contracts are recognized over time. We are generally the principal in transactions carried out through our advertising platforms, and therefore report gross revenue based on the amount billed to our customers. The control and transfer of digital advertising inventory occurs in a rapid, real-time environment, where our proprietary technology enables us to identify, enhance, verify and solely control digital advertising inventory that we then sell to our customers. Our control is further supported by us being primarily responsible to our customers for fulfillment and the fact that we can exercise a level of discretion over pricing. We completed the sale of Verizon Media on September 1, 2021. See Note 3 for additional information on the sale of Verizon Media.

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

There were a total of approximately 2 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the years ended December 31, 2021, 2020, and 2019.

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

Cash, cash equivalents and restricted cash are included in the following line items in the consolidated balance sheets:

	(dollars in millions)
At December 31,	2021	2020	Increase / (Decrease)
Cash and cash equivalents	$2,921	$22,171	$(19,250)
Restricted cash:
Prepaid expenses and other	1,094	1,195	(101)
Other assets	146	132	14
Cash, cash equivalents and restricted cash	$4,161	$23,498	$(19,337)

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

We pool our device payment plan agreement receivables based on the credit quality indicators and shared risk characteristics of "new customers" and "existing customers." New customers are defined as customers who have been with Verizon for less than 210 days. Existing customers are defined as customers who have been with Verizon for 210 days or more. We record an allowance to reduce the receivables to the amount that is expected to be collectible. For device payment plan agreement receivables, we record bad debt expense based on a default and loss calculation using our proprietary loss model. The expected loss rate is determined based on customer credit scores and other qualitative factors as noted above. The loss rate is assigned individually on a customer by customer basis and the custom credit scores are then aggregated by vintage and used in our proprietary loss model to calculate the weighted-average loss rate used for determining the allowance balance.

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

To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment. However, we may elect to bypass the qualitative assessment and perform a quantitative impairment test even if no indications of a potential impairment exist. It is our policy to perform quantitative impairment assessment at least every three years.

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

The quantitative impairment test for goodwill is performed at the reporting unit level and compares the fair value of the reporting unit (calculated using a combination of a market approach and a discounted cash flow method, as a form of the income approach) to its carrying value. Estimated fair values of reporting units are Level 3 measures in the fair value hierarchy, see "Fair Value Measurements" discussion below for additional information. The market approach includes the use of comparative multiples of guideline companies to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of two components, projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represents our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. If the carrying value exceeds the fair value, an impairment charge is booked for the excess carrying value over fair value, limited to the total amount of goodwill of that reporting unit. During the fourth quarter each year, we update our five-year strategic planning review for each of our reporting units. Those plans consider current economic conditions and trends, estimated future operating results, our view of growth-rates and anticipated future economic and regulatory conditions.

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

We test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. It is our policy to perform quantitative impairment assessment at least every three years.

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

Our quantitative impairment assessment consisted of comparing the estimated fair value of our aggregate wireless licenses to the aggregated carrying amount as of the test date. Under our quantitative assessment, we estimated the fair value of our wireless licenses using the Greenfield approach. The Greenfield approach is an income based valuation approach that values the wireless licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the wireless licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. If the estimated fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, then an impairment charge is recognized.

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses. The capitalization period ends when the development is discontinued or substantially completed and the license is ready for its intended use.

Wireless licenses can be purchased through public auctions conducted by the FCC. Deposits required to participate in these auctions and purchase licenses are recorded within Deposits for wireless licenses in our consolidated balance sheets until the corresponding licenses are received and within Net cash used in investing activities in our consolidated statements of cash flows.

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

See Note 4 for information related to the carrying amount of goodwill, wireless licenses and other intangible assets, as well as the major components and average useful lives of our other acquired intangible assets.

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

Operating leases with a term of 12 months or less are not recorded in our consolidated balance sheets; we recognize rent expense for these leases on a straight-line basis over the lease term.

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

See Note 6 for additional information related to leases, including disclosure required under ASU 2016-02, Leases (Topic 842).

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

Foreign Currency Translation and Transactions
The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in Accumulated other comprehensive loss, a separate component of Equity, in our consolidated balance sheets. We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of Other income (expense), net.

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

Recently Adopted Accounting Standards
The following ASU was issued by the Financial Accounting Standards Board (FASB), and has been recently adopted by Verizon.

Description	Date of Adoption	Effect on Financial Statements
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08. The guidance requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance is applied retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year of adoption.	11/1/2021
Verizon has elected to early adopt this Topic effective November 1, 2021, and has retroactively applied this guidance to all business combinations that took place on or after January 1, 2021. The adoption resulted in the recognition of contract liabilities at amounts consistent with those recorded by TracFone Wireless, Inc. (Tracfone) immediately before the acquisition date. The adoption had no impact on other business combinations in 2021.

See Note 3 for additional information on the acquisition of Tracfone.

ASU 2020-04, Reference Rate Reform (Topic 848)
Topic 848 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.	03/12/2020	Topic 848 was effective for the Company beginning on March 12, 2020, and we will apply the amendments prospectively through December 31, 2022. There was no impact to our consolidated financial statements for the current period as a result of adopting this standard update.

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) using the modified retrospective approach. The cumulative after-tax effect of the changes made to our consolidated financial statements for the adoption of Topic 326 was as follows:

(dollars in millions)	At December 31, 2019	Adjustments due to Topic 326	At January 1, 2020
Retained earnings	53,147	(200)	52,947

See Note 8 for additional information related to credit losses, including disclosures required under Topic 326.

On January 1, 2019, we adopted Topic 842 using the modified retrospective approach. The cumulative after-tax effect of the changes made to our consolidated financial statements for the adoption of Topic 842 was as follows:

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

Corporate and other primarily includes insurance captives as well as the historical results of the divested Verizon Media. On September 1, 2021, we completed the sale of Verizon Media to an affiliate of Apollo Global Management Inc. Under our ownership, Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $5.3 billion, $7.0 billion and $7.5 billion for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 3 for additional information on the sale of Verizon Media.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within Topic 842, we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. Revenues from arrangements that were not accounted for under Topic 606 were approximately $3.1 billion, $2.9 billion and $3.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At December 31, 2021, month-to-month service contracts represented approximately 93% of our wireless postpaid contracts and 86% of our wireline Consumer and Small and Medium Business contracts, compared to December 31, 2020, for which month-to-month service contracts represented approximately 90% of our wireless postpaid contracts and 75% of our wireline Consumer and Small and Medium Business contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services, with or without promotional credits that require maintenance of service, are generally either month-to-month and cancellable at any time (typically under a device payment plan) or considered to contain terms ranging from greater than one month to up to thirty months (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to contracts that are not accounted for as month-to-month contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately nine years ending in August 2031 and have aggregate contract minimum payments totaling $2.4 billion.

At December 31, 2021, the transaction price related to unsatisfied performance obligations for total Verizon that is expected to be recognized for 2022, 2023 and thereafter was $17.0 billion, $8.3 billion and $2.3 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At December 31,	At December 31,	At January 1,
(dollars in millions)	2021	2020	2020
Receivables(1)	$10,758	$12,029	$12,078
Device payment plan agreement receivables(2)	12,888	10,358	11,741
(1) Balances do not include receivables related to the following contracts: leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.
(2) Included in device payment plan agreement receivables presented in Note 8. Receivables derived from the sale of equipment on a device payment plan through an authorized agent.

The following table presents information about contract balances:

	At December 31,	At December 31,	At January 1,
(dollars in millions)	2021	2020	2020
Contract asset	$934	$937	$1,150
Contract liability	7,229	5,598	5,307

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

Contract assets remained relatively flat during the year ended December 31, 2021. Contract assets decreased $213 million during the year ended December 31, 2020 and was primarily due to reclassifications to accounts receivable due to billings on existing contracts and impairment charges of $75 million, partially offset by new contracts driven by customer activity related to wireless.

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

Contract liabilities increased $1.6 billion during the year ended December 31, 2021. The change in contract liabilities was primarily due to increases in sales promotions recognized over time and upfront fees, increases in deferred revenue related to advanced billings, as well as the acquisition of Tracfone, partially offset by the satisfaction of performance obligations related to wireless and Fios services, as well as the sale of Verizon Media. Contract liabilities increased $291 million during the year ended December 31, 2020. The change in contract liabilities was primarily due to increases in sales promotions recognized over time and upfront fees, as well as increases in deferred revenue related to advanced billings, partially offset by the satisfaction of performance obligations related to wireless and Fios services.

Revenue recognized during both the years ended December 31, 2021 and 2020 related to contract liabilities existing at January 1, 2021 and 2020 were $4.3 billion, respectively, as performance obligations related to services were satisfied.

The balance of contract assets and contract liabilities recorded in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2021	2020
Assets
Prepaid expenses and other	$739	$733
Other assets	195	204
Total	$934	$937

Liabilities
Other current liabilities	$6,053	$4,843
Other liabilities	1,176	755
Total	$7,229	$5,598

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

The balances of deferred contract costs included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2021	2020
Assets
Prepaid expenses and other	$2,432	$2,472
Other assets	2,259	2,070
Total	$4,691	$4,542

For the years ended December 31, 2021 and 2020, we recognized expense of $3.0 billion and $3.1 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the years ended December 31, 2021 and 2020.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In March 2020, the FCC's incentive auction, Auction 103, for spectrum licenses in the upper 37 GHz, 39 GHz, and 47 GHz bands concluded. Verizon participated in this incentive auction and was the high bidder on 4,940 licenses, which primarily consisted of 37 GHz and, to a lesser extent, 39 GHz spectrum. As an incumbent licensee, our 39 GHz licenses provided us with incentive payments that were applied towards the purchase price of spectrum in the auction. The value of the licenses won by Verizon amounted to $3.4 billion, of which $1.8 billion was settled with the relinquished 39 GHz licenses. The remaining balance was settled in cash of $1.6 billion, of which $101 million was paid during the fourth quarter in 2019. In connection with the incentive auction, a pre-tax net loss of $1.2 billion ($914 million after-tax) was recorded in Selling, general and administrative expense in the consolidated statement of income during 2020 because the exchange of the previously held licenses for new licenses had commercial substance. See Note 4 for additional information. The new reconfigured licenses were received in the second quarter 2020 and are included in Wireless licenses in our consolidated balance sheets.

In September 2020, the FCC completed Auction 105 for Priority Access Licenses. Verizon participated in the auction and was the high bidder on 557 licenses in the 3.5 GHz band valued at approximately $1.9 billion for the licenses. Verizon made payments for these licenses in 2020 and received them from the FCC in March 2021. Upon receiving, these wireless licenses, including capitalized interest, based on qualifying activities that occurred, were reclassified from Deposits for wireless licenses to Wireless licenses in our consolidated balance sheet.

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon was the winning bidder on 3,511 licenses, consisting of contiguous C-Band spectrum bands ranging between 140 and 200 megahertz of C-Band spectrum in all 406 markets available in the auction. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make additional payments to acquire the licenses. The payments are for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. During 2021, we made payments of $1.3 billion primarily related to certain obligations for projected clearing costs. In January 2022, we made additional payments of $1.4 billion for obligations related to accelerated clearing incentives, which were accrued as of December 31, 2021 in our consolidated balance sheet. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025.

The carrying value of the wireless spectrum won in Auction 107 will consist of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. The licenses were received from the FCC in July

2021. Upon receiving, these wireless licenses, including capitalized interest, based on qualifying activities that occurred, were reclassified from Deposits for wireless licenses to Wireless licenses in our consolidated balance sheet. The average remaining renewal period for these acquired licenses was 15 years.

See Note 7 for additional information on significant debt transactions.

During 2021 and 2020, we entered into and completed various other wireless license acquisitions for cash consideration of $95 million and $360 million, respectively. During 2021, we recognized a pre-tax loss in connection with the sale of certain wireless licenses of $223 million ($167 million after tax).

Business Acquisitions
In 2021, we completed the acquisitions of Tracfone and Bluegrass Cellular (Bluegrass). The aggregate impact to total operating revenues arising from these acquisitions amounted to less than 1% for the year ended December 31, 2021.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (Tracfone Purchase Agreement) with América Móvil to acquire Tracfone, a leading provider of prepaid and value mobile services in the U.S. The transaction closed on November 23, 2021 (the Acquisition Date). The acquisition positions Verizon as the leading prepaid, value and premium wireless carrier by expanding Verizon’s portfolio, bringing enhanced access of our wireless network and comprehensive suite of mobility products and services to a new customer base.

In accordance with the terms of the Tracfone Purchase Agreement, Verizon acquired all of Tracfone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, subject to customary adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $542 million and represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 9 for additional information. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period, as defined in the Tracfone Purchase Agreement. Payments related to the contingent consideration are expected to begin in 2022 and continue through 2024.

Tracfone's financial results are included in the consolidated results of Verizon from the Acquisition Date.

The Tracfone acquisition was accounted for as a business combination. We are currently assessing, as of the Acquisition Date, the identification and measurement of the assets acquired and liabilities assumed based on their fair values, which are determined using a combination of the income and market approaches, including market based assumptions. The purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the Acquisition Date.

The following table summarizes the preliminary allocation of the consideration paid and payable to the identified assets acquired and liabilities assumed as of the Acquisition Date. The purchase price allocation is preliminary and is subject to revision as additional information about the fair value of the assets acquired and liabilities assumed, including related deferred income taxes, become available.

November 23,
(dollars in millions)	2021
Consideration:
Cash, net of cash acquired and working capital and other adjustments	$3,491
Fair value of Verizon common stock (57,596,544 shares)	2,981
Fair value of contingent consideration to be paid	542
Total consideration	$7,014

Assets acquired:
Current assets	$1,370
Property, plant and equipment, net	96
Goodwill	3,723
Other intangible assets	4,374
Other assets	731
Total assets acquired	$10,294
Liabilities assumed:
Current liabilities	1,433
Deferred income taxes	1,007
Other liabilities	840
Total liabilities assumed	$3,280

Net assets acquired	$7,014

Other intangible assets include $2.3 billion related to customer relationships, with a weighted-average amortization period of 6 years, $1.3 billion related to distribution relationships, with a weighted-average amortization period of 5 years, $744 million related to trade names with a weighted-average amortization period of 16.5 years and $110 million related to acquired technology, with a weighted-average amortization period of 10 years. The intangible assets were assigned preliminary estimated fair values using an income approach. The valuations are considered Level 3 fair value measurements due to the use of significant inputs not observable in the market, which include the discount rate, royalty rate and amount and timing of future cash flows.

Goodwill is calculated as the difference between the Acquisition Date fair value of the consideration paid and payable and the fair value of the net assets acquired, representing future economic benefits that we expect to achieve as a result of the acquisition. None of the goodwill resulting from the acquisition is deductible for tax purposes. The goodwill related to this acquisition is included within the Consumer segment.

Pursuant to the Tracfone Purchase Agreement, América Móvil agreed to indemnify Verizon against pre-acquisition tax matters. As of the Acquisition Date, we have recorded uncertain tax liabilities and offsetting indemnification assets of $730 million, for the expected reimbursement of tax related matters that had not been resolved as of the Acquisition Date. The liabilities are presented in Other liabilities, and the indemnification assets are presented in Other assets, within our consolidated balance sheets. We expect that any additional liabilities that may arise related to these indemnified matters would be indemnified and reimbursed by América Móvil.

Pro forma financial information has not been disclosed for the acquisition of Tracfone as the impacts to both revenue and earnings would not have been significant to our consolidated balance sheets and statements of income.

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

The acquisition of Bluegrass was accounted for as a business combination. We are currently assessing the identification and measurement of the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. Preliminarily, we recorded approximately $141 million of plant, property and equipment, $135 million of intangible assets and $92 million of goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within the Consumer segment.

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

The acquisition of BlueJeans was accounted for as a business combination. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. We recorded approximately $246 million of goodwill and $190 million of other intangible assets, which primarily consisted of customer lists and internally developed technology. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within the Business segment.

Verizon Media Divestiture
On May 2, 2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. (the Apollo Affiliate) pursuant to which we agreed to sell Verizon Media in return for consideration of $4.3 billion in cash, subject to customary adjustments, $750 million in non-convertible preferred limited partnership units of the Apollo Affiliate and 10% of the fully-diluted common limited partnership units of the Apollo Affiliate.

On September 1, 2021, we completed the sale of Verizon Media. As of the close of the transaction, cash proceeds, the fair value of the non-convertible preferred limited partnership units of the Apollo Affiliate and the fair value of 10% of the fully-diluted common limited partnership units of the Apollo Affiliate were $4.3 billion, $496 million, and $124 million, respectively. We recorded a pre-tax gain on sale of approximately $1.0 billion (after-tax $1.0 billion) in Selling general and administrative expense in our consolidated statement of income for the year ended December 31, 2021. In addition, we incurred $346 million of various costs associated with this disposition which are primarily recorded in Selling general and administrative expense in our consolidated statement of income for the year ended December 31, 2021.

Upon the closing of the transaction, Verizon’s preferred limited partnership interest in the Apollo Affiliate and 10% common interest in the Apollo Affiliate were recognized at their initial fair value of $496 million and $124 million, respectively. The fair values were both estimated using a combination of the market approach and the income approach. The valuations are both considered Level 3 fair value measurements due to the use of significant judgment and unobservable inputs, which include the amount and timing of future cash flows, and a discount rate reflecting risks inherent in the future cash flows and market prices. Verizon’s preferred limited partnership interest is accounted for at cost, and is subject to impairment and other changes resulting from observable price changes in orderly transactions for identical or similar investments of the issuer. On September 28, 2021, the Apollo Affiliate redeemed $100 million of Verizon’s preferred limited partnership interest reducing the carrying value of our preferred interest as of December 31, 2021 to $396 million. The redemption is reflected within Net cash used in investing activities in our consolidated statement of cash flows for the year ended December 31, 2021. Verizon’s 10% common interest in the Apollo Affiliate is accounted for as an equity method investment. The post-sale results of Verizon’s common ownership interest in the Apollo Affiliate are recorded through the equity method of accounting, within Corporate and other.

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

The operating results of Verizon Media are included within our Corporate and other segment for all periods presented through the date of the sale. See Note 2 for additional information on revenues generated by Verizon Media under Topic 606.

In connection with the closing of the transaction, we entered into Transition Services Agreements with the Apollo Affiliate, under which Verizon will continue to provide and receive specified administrative and technical services to support operations for up to 12 months and 18 months, respectively.

Other
During 2021 and 2020, we completed various other acquisitions for cash consideration of approximately $51 million and $127 million, respectively.

In December 2021, we completed the sale of our investment in the Complex Media business. In connection with this transaction, we recorded a pre-tax gain of $131 million in Equity in earnings (losses) of unconsolidated businesses in our consolidated statement of income for the year ended December 31, 2021.

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

Note 4. Wireless Licenses, Goodwill and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses, as well as wireless spectrum for which licenses had not yet been received, are as follows:

	(dollars in millions)
At December 31,	2021	2020
Wireless licenses	$147,619	$96,097
Deposits for wireless licenses	—	2,772

At December 31, 2021 and 2020, approximately $54.9 billion and $6.4 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $1.6 billion and $242 million of capitalized interest on wireless licenses for the years ended December 31, 2021 and 2020, respectively.

In July 2021, we received the wireless licenses won in connection with the FCC's auction for C-Band wireless spectrum, Auction 107. As a result, these wireless licenses, including capitalized interest, based on qualifying activities that occurred, were reclassified from Deposits for wireless licenses to Wireless licenses in our consolidated balance sheet. See Note 3 for additional information regarding spectrum license transactions.

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

During 2021 and 2020, we renewed various wireless licenses in accordance with FCC regulations with an average renewal period of 11 years and 10 years, respectively. See Note 1 for additional information.

As discussed in Note 1, we test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. In 2021, our quantitative impairment test consisted of comparing the estimated fair value of our aggregate wireless licenses estimated using the Greenfield approach to the aggregated carrying amount of the licenses as of the test date. In 2020 and 2019, we performed a qualitative assessment to determine whether it was more likely than not that the fair value of our wireless licenses was less than the carrying amount. Our annual assessments in 2021, 2020 and 2019 indicated that the fair value of our wireless licenses exceeded the carrying value and, therefore, did not result in impairment.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

			(dollars in millions)
	Consumer	Business	Other	Total
Balance at January 1, 2020 (1)	$17,104	$7,269	$16	$24,389
Acquisitions(2)	118	254	—	372
Reclassifications, adjustments and other	—	12	—	12
Balance at December 31, 2020 (1)	17,222	7,535	16	24,773
Acquisitions (3)	3,818	—	34	3,852
Reclassifications, adjustments and other	2	(20)	(4)	(22)
Balance at December 31, 2021	$21,042	$7,515	$46	$28,603
(1) Goodwill is net of accumulated impairment charges of $4.8 billion, related to our historical Media reporting unit, which included Verizon Media. On September 1, 2021, we completed the sale of Verizon Media. See Note 3 for additional information.
(2) Changes in goodwill due to acquisitions is related to BlueJeans and an other insignificant transaction. See Note 3 for additional information.
(3) Changes in goodwill due to acquisitions is related to Tracfone, Bluegrass and other insignificant transactions. See Note 3 for additional information.

In the fourth quarter of 2021, we performed quantitative impairment assessments for our Consumer and Business reporting units. Our 2021 quantitative impairment assessments indicate that the fair values for our Consumer and Business reporting units exceeded their carrying values and therefore did not result in an impairment. We performed qualitative impairment assessments for our Consumer and Business reporting units during the fourth quarters of 2020 and 2019, which indicated that it was more likely than not that the fair values of our Consumer and Business reporting units exceeded their respective carrying values and therefore did not result in impairment.

We performed a quantitative impairment assessment for our historical Media reporting unit in 2019. During the fourth quarter of 2019, consistent with our accounting policy, we applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which resulted in the determination that the fair value of the historical Media reporting unit was less than its carrying amount. As a result, we recorded a non-cash goodwill impairment charge of approximately $186 million ($176 million after-tax) in the fourth quarter of 2019 in our consolidated statement of income. The goodwill balance of the historical Media reporting unit had been fully written off as a result of this impairment charge.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

				(dollars in millions)
			2021			2020
At December 31,	Gross (1) Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,201	$(1,126)	$3,075	$4,021	$(1,961)	$2,060
Non-network internal-use software (5 to 7 years)	21,310	(14,897)	6,413	21,685	(15,104)	6,581
Other (4 to 25 years)	2,974	(785)	2,189	1,771	(999)	772
Total	$28,485	$(16,808)	$11,677	$27,477	$(18,064)	$9,413
(1) Other intangible assets are net of assets disposed as a result of the closing of the Verizon Media sale on September 1, 2021 and includes assets acquired as a result of the acquisition of Tracfone on November 23, 2021. See Note 3 for additional information.

The amortization expense for Other intangible assets was as follows:

Years	(dollars in millions)
2021	$2,087
2020	2,445
2019	2,311

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2022	$2,570
2023	2,328
2024	1,998
2025	1,771
2026	1,468

Note 5. Property, Plant and Equipment
The following table displays the details of Property, plant and equipment, which is stated at cost:

		(dollars in millions)
At December 31,	Lives (years)	2021	2020
Land	-	$673	$608
Buildings and equipment	7 to 45	33,361	32,933
Central office and other network equipment	3 to 50	162,697	160,369
Cable, poles and conduit	7 to 50	60,276	56,814
Leasehold improvements	5 to 20	9,587	9,497
Work in progress	-	13,057	8,576
Furniture, vehicles and other	3 to 20	10,246	10,940
		289,897	279,737
Less accumulated depreciation		190,201	184,904
Property, plant and equipment, net		$99,696	$94,833

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

The components of net lease cost were as follows:

		(dollars in millions)
Years Ended December 31,	Classification	2021	2020	2019
Operating lease cost (1)	Cost of services Selling, general and administrative expense	$5,248	$5,016	$4,746
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	259	309	330
Interest on lease liabilities	Interest expense	34	39	38
Short-term lease cost (1)	Cost of services Selling, general and administrative expense	21	22	40
Variable lease cost (1)	Cost of services Selling, general and administrative expense	307	295	218
Sublease income	Service revenues and other	(193)	(167)	(171)
Total net lease cost		$5,676	$5,514	$5,201

Gain on sale and leaseback transaction, net	Selling, general and administrative expense	$—	$—	$(391)
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
Supplemental disclosure for the statements of cash flows related to operating and finance leases were as follows:

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(4,658)	$(4,813)	$(4,392)
Operating cash flows for finance leases	(34)	(39)	(38)
Cash Flows from Financing Activities
Financing cash flows for finance leases	(394)	(394)	(352)
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	9,778	3,800	3,510
Right-of-use assets obtained in exchange for new finance lease liabilities	461	562	564

Supplemental disclosures for the balance sheet related to finance leases were as follows:

	(dollars in millions)
At December 31,	2021	2020
Assets
Property, plant and equipment, net	$1,046	$1,127

Liabilities
Debt maturing within one year	$400	$368
Long-term debt	925	916
Total Finance lease liabilities	$1,325	$1,284

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At December 31,	2021	2020
Weighted-average remaining lease term (years)
Operating Leases	9	8
Finance Leases	4	4
Weighted-average discount rate
Operating Leases	3.1%	3.5%
Finance Leases	2.2%	2.5%

The Company's maturity analysis of operating and finance lease liabilities as of December 31, 2021 were as follows:

		(dollars in millions)
Years	Operating Leases	Finance Leases
2022	$4,383	$402
2023	4,169	344
2024	3,908	275
2025	3,521	155
2026	3,173	150
Thereafter	12,335	69
Total lease payments	31,489	1,395
Less interest	4,427	70
Present value of lease liabilities	27,062	1,325
Less current obligation	3,859	400
Long-term obligation at December 31, 2021	$23,203	$925

As of December 31, 2021, we have contractually obligated lease payments amounting to $2.0 billion primarily for office facility operating leases and small cell colocation and fiber operating leases that have not yet commenced. We have legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. We have certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Real Estate Transaction
On July 23, 2019, Verizon completed a sale-leaseback transaction for buildings and real estate. We received total gross proceeds of approximately $1.0 billion. The proceeds received as a result of this transaction were classified in Other, net within Cash Flows from Investing Activities in our consolidated statement of cash flows for the year ended December 31, 2019. The net gain as a result of this transaction is included in the components of net lease cost table above. This lease was included as part of the Media sale and has been assigned to the Apollo Affiliate.

Note 7. Debt
Outstanding long-term debt obligations as of December 31, 2021 and 2020 are as follows:

				(dollars in millions)
At December 31,	Maturities	Interest Rates %		2021	2020
Verizon Communications	< 5 Years	0.75 - 5.82		$18,406	$17,936
	5-10 Years	1.38 - 7.75		43,225	35,423
	> 10 Years	1.13 - 8.95		73,520	65,019
	< 5 Years	Floating	(1)	4,086	2,917
	5-10 Years	Floating	(1)	824	941
Alltel Corporation	5-10 Years	6.80		38	38
	> 10 Years	7.88		58	58
Operating telephone company subsidiaries—debentures	< 5 Years	7.88 - 8.00		141	141
	5-10 Years	6.00 - 8.75		375	317
	> 10 Years	5.13 - 8.75		250	308
GTE LLC (2)	< 5 Years	N/A		N/A	141
	5-10 Years	N/A		N/A	250
Other subsidiaries—asset-backed debt	< 5 Years	0.41 - 3.56		9,620	9,414
	< 5 Years	Floating	(1)	4,610	1,216
Finance lease obligations (average rate of 2.2% and 2.5% in 2021 and 2020, respectively)				1,325	1,284
Unamortized discount, net of premium				(4,922)	(6,057)
Unamortized debt issuance costs				(688)	(604)
Total long-term debt, including current maturities				150,868	128,742
Less long-term debt maturing within one year				7,443	5,569
Total long-term debt				$143,425	$123,173

Total long-term debt, including current maturities				$150,868	$128,742
Plus short-term notes payable				—	320
Total debt				$150,868	$129,062
N/A - not applicable
(1) The debt obligations bore interest at a floating rate based on the Compounded Secured Overnight Financing Rate (SOFR) for the interest period or the London Interbank Offered Rate (LIBOR) plus an applicable interest margin per annum, as applicable. Compounded SOFR is calculated using the SOFR Index published by the Federal Reserve Bank of New York in accordance with the terms of the notes. The Compounded SOFR for the interest period ending in December 2021 was 0.049%. The one-month and three-month LIBOR at December 31, 2021 was 0.101% and 0.209%, respectively.
(2) In November 2021, $141 million of 8.750% GTE LLC notes matured and were repaid. In November 2021, GTE LLC distributed its assets and liabilities to Verizon Communications and was dissolved. Verizon Communications is now the successor obligor on the remaining outstanding balance of $250 million.
Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding unamortized debt issuance costs, at December 31, 2021 are as follows:

Years	(dollars in millions)
2022	$7,069
2023	6,133
2024	10,014
2025	6,903
2026	8,390
Thereafter	111,725

During 2021, we received $41.4 billion of proceeds from long-term borrowings, which included $8.4 billion of proceeds from asset-backed debt transactions. The net proceeds were primarily used to finance the purchase of wireless licenses won in connection with the FCC's auction for C-Band wireless spectrum, Auction 107, and fund certain renewable energy projects. We used $18.9 billion of cash to repay, redeem and repurchase long-term borrowings and finance lease obligations, including $4.8 billion to prepay and repay asset-backed, long-term borrowings. The net proceeds of approximately $1.0 billion from the green bond issued in 2021 are expected to be used to fund certain renewable energy projects.

During 2020, we received $31.5 billion of proceeds from long-term borrowings, which included $5.6 billion of proceeds from asset-backed debt transactions. The net proceeds were a result of the liquidity strategy that we pursued at the beginning of the COVID-19 pandemic to maintain a higher cash balance in order to further protect the Company against the economic uncertainties associated with the COVID-19 pandemic and to opportunistically raise cash to finance future obligations at a time when we believed that market conditions were favorable. We used $17.2 billion of cash to repay, redeem and repurchase long-term borrowings and finance lease obligations, including $7.4 billion to prepay and repay asset-backed, long-term borrowings. The net proceeds from the green bond issued in 2020 have been fully allocated to certain renewable energy projects.

2021 Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the year ended December 31, 2021.

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
(2) The debt exchange offers above meet the criteria to be accounted for as a modification of debt. As a result, the excess of the principal amount of new notes issued over the principal amount of notes exchanged of $184 million was recorded as a discount to Long-term debt in the consolidated balance sheets.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Verizon 4.522% - 5.012% notes due 2048 - 2055	$3,686	$4,919
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/ Redeemed/ Repurchased	Amount Paid (1)
Verizon 2.946% notes due 2022	$713	$730
Verizon 2.450% notes due 2022	794	819
Verizon 5.150% notes due 2023	3,190	3,519
Verizon 4.150% notes due 2024	478	515
GTE LLC 8.750% debentures due 2021	141	141
Open market repurchases of various Verizon and subsidiary notes	2,712	3,354
Total	$8,028	$9,078
(1) Represents amount paid to repay, redeem or repurchase, excluding interest.

Issuances

(dollars in millions)	Principal Amount Issued		Net Proceeds (1)
Verizon 0.750% notes due 2024		$1,750	$1,746
Verizon floating rate (Compounded SOFR + 0.500%) notes due 2024	750		748
Verizon 1.450% notes due 2026	2,750		2,737
Verizon floating rate (Compounded SOFR + 0.790%) notes due 2026	750		748
Verizon 2.100% notes due 2028	3,000		2,988
Verizon 2.550% notes due 2031	4,250		4,216
Verizon 3.400% notes due 2041	3,750		3,726
Verizon 3.550% notes due 2051	4,500		4,426
Verizon 3.700% notes due 2061	3,500		3,439
Verizon 2.850% notes due 2041 (2)	1,000		991
Verizon 0.375% notes due 2029 (3)		€1,000	1,186
Verizon 0.750% notes due 2032 (3)		€1,000	1,181
Verizon 1.125% notes due 2035 (3)		€750	878
Verizon 2.375% notes due 2028 (3)	C$	1,000	800
Verizon 4.050% notes due 2051 (3)	C$	500	399
Verizon 2.350% notes due 2028 (3)	A$	600	463
Verizon 3.000% notes due 2031 (3)	A$	500	385
Verizon 3.850% notes due 2041 (3)	A$	150	116
Verizon 0.193% bonds due 2028 (3)	CHF	375	403
Verizon 0.555% bonds due 2031 (3)	CHF	325	349
Total			$31,925
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
(3) See Note 9 for additional information on derivative transactions related to the issuances.

Commercial Paper Program
In 2021, we issued and repaid $3.4 billion in commercial paper. As of December 31, 2021, we had no commercial paper outstanding. These transactions were recorded within Other, net cash flow from financing in our consolidated statements of cash flows.

Asset-Backed Debt
As of December 31, 2021, the carrying value of our asset-backed debt was $14.2 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the year ended December 31, 2021, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
May 2021
A Senior class notes	0.500	2.99	$1,500
B Junior class notes	0.690	2.99	119
C Junior class notes	0.890	2.99	81
May 2021 total			1,700

November 2021
A Senior class notes	0.990	2.96	1,247
B Junior class notes	1.280	2.96	76
C Junior class notes	1.380	2.96	77
November 2021 total			1,400
Total			$3,100

Under the terms of each series of ABS Notes, there is a revolving period that is two years or up to three years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the year ended December 31, 2021, we made aggregate principal repayments of $3.3 billion on ABS Notes that have entered the amortization period, including principal payments made in connection with clean-up redemptions. During the year ended December 31, 2020, we made aggregate principal repayments of $3.4 billion on ABS Notes that had entered the amortization period, including principal payments made in connection with clean-up redemptions. In January 2022, we made a principal payment of $179 million in connection with a clean-up redemption.

In January 2022, we issued $1.7 billion aggregate principal amount of senior and junior ABS Notes through an ABS Entity.

ABS Financing Facilities
In March 2021, we borrowed an additional $1.0 billion under the loan agreement outstanding in connection with the ABS Financing Facility that we originally entered into in 2016 and previously amended and restated in 2019 and 2020 (2020 ABS Financing Facility). In May 2021, the aggregate outstanding balance of $1.5 billion was fully repaid and there was no outstanding balance under the 2020 ABS Financing Facility as of December 31, 2021.

In December 2021, we entered into an ABS financing facility with a number of financial institutions (2021 ABS Financing Facility). Two loan agreements were entered into in connection with the 2021 ABS Financing Facility in December 2021. Under the terms of the 2021 ABS Financing Facility, the financial institutions make advances under asset-backed loans backed by device payment plan agreement receivables of both Consumer customers and Business customers. Two loan agreements are outstanding in connection with the 2021 ABS Financing Facility, one with a final maturity date in December 2025 and the other in December 2026, and each loan agreement bears interest at floating rates. There is a one or two year revolving period, as set forth in the applicable loan agreement, which may be extended with the approval of the financial institutions. Under the loan agreements, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the ABS Entity. In December 2021, we borrowed $4.3 billion under the loan agreements. The aggregate outstanding balance under the 2021 ABS Financing Facility was $4.3 billion as of December 31, 2021. In January 2022, we prepaid an aggregate of $515 million of the two loans outstanding under the 2021 loan agreement.

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

The assets and liabilities related to our asset-backed debt arrangements included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2021	2020
Assets
Accounts receivable, net	$10,705	$9,257
Prepaid expenses and other	1,094	1,128
Other assets	5,455	2,950

Liabilities
Accounts payable and accrued liabilities	10	8
Debt maturing within one year	5,024	4,191
Long-term debt	9,178	6,413

See Note 8 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At December 31, 2021
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,418	N/A
Various export credit facilities (2)	2024 - 2029	7,000	—	$4,676
Total		$16,500	$9,418	$4,676
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During both 2021 and 2020, we drew down $1.0 billion from these facilities, respectively. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In November 2021, we repaid $500 million under an export credit facility entered into in July 2017.

Non-Cash Transactions
During the years ended December 31, 2021, 2020 and 2019, we financed, primarily through alternative financing arrangements, the purchase of approximately $461 million, $1.7 billion, and $563 million, respectively, of long-lived assets consisting primarily of network equipment. As of December 31, 2021 and 2020, $1.3 billion and $1.6 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our consolidated statements of cash flows.

Debt Extinguishment Losses
During the years ended December 31, 2021, 2020 and 2019, we recorded debt extinguishment losses of $3.6 billion, $121 million and $3.7 billion, respectively. The losses are recorded in Other income (expense), net in our consolidated statements of income. The total losses are reflected as an adjustment to reconcile net income to Net cash used in operating activities and the portion of the losses representing cash payments are reflected within Net cash used in financing activities in our consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of December 31, 2021, $765 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 8. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our consolidated balance sheet:

	At December 31, 2021
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$13,287	$4,872	$6,583	$24,742
Less Allowance for credit losses	504	130	262	896
Accounts receivable, net of allowance	$12,783	$4,742	$6,321	$23,846
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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our consolidated balance sheets:

	(dollars in millions)
At December 31,	2021	2020
Device payment plan agreement receivables, gross	$21,303	$17,959
Unamortized imputed interest	(358)	(453)
Device payment plan agreement receivables, at amortized cost	20,945	17,506
Allowance(1)	(759)	(940)
Device payment plan agreement receivables, net	$20,186	$16,566

Classified in our consolidated balance sheets:
Accounts receivable, net	$12,783	$11,601
Other assets	7,403	4,965
Device payment plan agreement receivables, net	$20,186	$16,566
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

Included in our device payment plan agreement receivables, net at December 31, 2021 and December 31, 2020, are net device payment plan agreement receivables of $16.0 billion and $12.1 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our consolidated balance sheets. See Note 7 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our consolidated statements of income, is recognized over the financed device payment term.

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At December 31, 2021 and December 31, 2020, the amount of the guarantee liability was $77 million and insignificant, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At December 31, 2021 and December 31, 2020, the amount of trade-in liability was $366 million and $70 million, respectively.

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

Credit Quality Information
Subsequent to origination, we assess indicators for the quality of our wireless device payment plan agreement portfolio using two models, one for new customers and one for existing customers. The model for new customers pools all Consumer and Business wireless customers based on less than 210 days as "new customers." The model for existing customers pools all Consumer and Business wireless customers based on 210 days or more as "existing customers."

The following table presents device payment plan agreement receivables, at amortized cost, as of December 31, 2021, by credit quality indicator and year of origination:

	Year of Origination
(dollars in millions)	2021	2020	Prior to 2020 (1)	Total
New customers	$2,545	$589	$10	$3,144
Existing customers	13,983	3,736	82	17,801
Total	$16,528	$4,325	$92	$20,945
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on December 31, 2021.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of December 31, 2021, wireless service receivables, at amortized cost, originating in 2021 and 2020 were $4.8 billion and an insignificant amount, respectively.

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

Activity in the allowance for credit losses by portfolio segment of receivables were as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2021	$940	$262
Current period provision for expected credit losses	434	185
Write-offs charged against the allowance	(653)	(383)
Recoveries collected	38	66
Balance at December 31, 2021	$759	$130
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

(dollars in millions)	At December 31, 2021
Unbilled	$19,777
Billed:
Current	963
Past due	205
Device payment plan agreement receivables, at amortized cost	$20,945

Note 9. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

			(dollars in millions)
	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$18	$—	$18
Interest rate swaps	—	188	—	188
Cross currency swaps	—	9	—	9
Foreign exchange forwards	—	12	—	12
Other assets:
Fixed income securities	—	391	—	391
Interest rate swaps	—	285	—	285
Cross currency swaps	—	580	—	580
Interest rate caps	—	44	—	44
Total	$—	$1,527	$—	$1,527

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1	$—	$1
Forward starting interest rate swaps	—	302	—	302
Cross currency swaps	—	218	—	218
Contingent consideration	—	—	231	231
Other liabilities:
Interest rate swaps	—	665	—	665
Cross currency swaps	—	1,406	—	1,406
Interest rate caps	—	44	—	44
Contingent consideration	—	—	313	313
Total	$—	$2,636	$544	$3,180

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

			(dollars in millions)
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Prepaid expenses and other:
Foreign exchange forwards	$—	$12	$—	$12
Other assets:
Fixed income securities	—	459	—	459
Interest rate swaps	—	787	—	787
Cross currency swaps	—	1,446	—	1,446
Total	$—	$2,704	$—	$2,704

Liabilities:
Other current liabilities:
Forward starting interest rate swaps	$—	$409	$—	$409
Foreign exchange forwards	—	2	—	2
Other liabilities:
Interest rate swaps	—	303	—	303
Cross currency swaps	—	196	—	196
Forward starting interest rate swaps	—	388	—	388
Total	$—	$1,298	$—	$1,298
(1) Quoted prices in active markets for identical assets or liabilities.
(2) Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3) Unobservable pricing inputs in the market.

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the carrying amount of our investments without readily determinable fair values were $808 million and $402 million, respectively. During 2021, there were approximately $66 million of adjustments due to observable price changes and insignificant impairment charges. Cumulative adjustments due to observable price changes and impairment charges were approximately $143 million and $63 million, respectively.

Verizon has a liability for contingent consideration related to its acquisition of Tracfone, completed in November 2021. The fair value is calculated using a probability-weighted discounted cash flow model and represents a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the acquisition date, at each reporting date, the contingent consideration liability is remeasured to fair value with changes recorded within Selling, general and administrative expense in our consolidated statements of income.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2020	$127,778	$103,967	$52,785	$—	$156,752
At December 31, 2021	149,543	106,599	62,606	—	169,205

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

		(dollars in millions)
At December 31,	2021	2020
Interest rate swaps	$19,779	$17,768
Cross currency swaps	32,502	26,288
Forward starting interest rate swaps	1,000	2,000
Foreign exchange forwards	932	1,405

The following tables summarize the activities of our designated derivatives:

	(dollars in millions)
At December 31,	2021	2020
Interest Rate Swaps:
Notional value entered into	$6,050	$10,168
Notional value settled	4,018	9,488
Ineffective portion gain recognized in Interest expense	2	46
Cross Currency Swaps:
Notional value entered into	6,214	4,817
Notional value settled	—	1,600
Pre-tax gain (loss) recognized in Other comprehensive loss	(2,285)	1,810
Forward Starting Interest Rate Swaps:
Notional value entered into	—	—
Notional value settled	1,000	1,000
Pre-tax gain (loss) recognized in Other comprehensive loss	258	(486)
Treasury Rate Locks:
Notional value entered into	4,650	5,500
Notional value settled	4,650	5,500
Pre-tax gain (loss) recognized in Other comprehensive loss	251	(41)

		(dollars in millions)
At December 31,	2021	2020
Other, net Cash Flows from Operating Activities:
Cash received for settlement of interest rate swaps	$107	$764
Cash paid for settlement of forward starting interest rate swaps	(237)	(293)
Cash received (paid) for settlement of treasury rate locks	251	(41)

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

In January 2022, we entered into interest rate swaps with a total notional value of $500 million.

The following amounts were recorded in Long-term debt in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	(dollars in millions)
At December 31,	2021	2020
Carrying amount of hedged liabilities	$20,027	$18,849
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(113)	557
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	575	627

Cross Currency Swaps
We have entered into cross currency swaps designated as cash flow hedges to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains recognized in Other comprehensive income (loss) was reclassified to Other income (expense), net to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item. See Note 14 for additional information.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss).

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss).

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In March 2021, we de-designated the existing net investment hedge and designated a new net investment hedge using a different Euro-denominated note. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both December 31, 2021 and 2020.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	(dollars in millions)
At December 31,	2021	2020
Foreign Exchange Forwards:
Notional value entered into	$12,604	$14,030
Notional value settled	13,077	13,755
Pre-tax gain (loss) recognized in Other income (expense), net	(62)	142
Treasury Rate Locks:
Notional value entered into	—	1,625
Notional value settled	—	1,625
Pre-tax gain recognized in Interest expense	—	15
Swaptions:
Notional value sold	2,000	—
Notional value settled	2,000	—
Pre-tax gain recognized in Interest expense	11	—

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

In January 2022, we sold payer swaptions with a notional amount of $1.0 billion to enter into future pay-floating interest rate swaps indexed to SOFR that were not designated in hedging relationships.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At December 31, 2021, we held and posted $0.1 billion and an insignificant amount, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our consolidated balance sheet. At December 31, 2020, we held $0.2 billion of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities in our consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 10. Stock-Based Compensation
Verizon Long-Term Incentive Plan
In May 2017, Verizon’s shareholders approved the 2017 Long-Term Incentive Plan (the 2017 Plan) and terminated Verizon's authority to grant new awards under the Verizon 2009 Long-Term Incentive Plan (the 2009 Plan). The 2017 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. Upon approval of the 2017 Plan, Verizon reserved for issuance under the 2017 Plan the number of shares that were remaining but not issued under the 2009 Plan. Shares subject to outstanding awards under the 2009 Plan that expire, are canceled or otherwise terminated will also be available for awards under the 2017 Plan. As of December 31, 2021, 76 million shares are reserved for future issuance under the 2017 Plan.

Restricted Stock Units
Restricted Stock Units (RSUs) granted under the 2017 Plan generally vest in three equal installments on each anniversary of the grant date. The RSUs that are paid in stock upon vesting and are thus classified as equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. The RSUs that are settled in cash are classified as liability awards and the liability is measured at its fair value at the end of each reporting period. All RSUs granted under the 2017 Plan have dividend equivalent units (DEUs), which will be paid to participants if, and only to the extent the applicable RSU award vests, and is paid at the time the RSU award is paid, and in the same proportion as the RSU award. In 2020, Verizon announced a broad-based program that provides for the annual award of cash-settled RSUs under the 2017 Plan to all full-time and part-time employees who meet eligibility requirements on the annual grant date.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and recognize that estimated compensation cost of restricted stock units, net of estimated forfeitures, on a straight-line basis over the vesting period.

Performance Stock Units
The 2017 Plan also provides for grants of Performance Stock Units (PSUs) that generally vest at the end of the third year after the grant. As defined by the 2017 Plan, the Human Resources Committee of the Board of Directors determines the number of PSUs a participant earns based on the extent to which the corresponding performance goals have been achieved over the three-year performance cycle. The PSUs that are paid in stock upon vesting and are classified as equity awards are measured using the grant date fair value of Verizon common stock and are not remeasured at the end of each reporting period. The PSUs that are settled in cash and are classified as liability awards are measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the price of Verizon common stock as well as performance relative to the targets. All PSUs granted under the 2017 Plan have dividend equivalent units (DEUs), which will be paid to participants if, and only to the extent the applicable PSU award vests, and is paid at the time that PSU award is paid, and in the same proportion as the PSU award. The granted and cancelled activity for the PSU award includes adjustments for the performance goals achieved.

The following table summarizes Verizon’s Restricted Stock Unit and Performance Stock Unit activity:

	Restricted Stock Units		Performance Stock Units
(shares in thousands)	Equity Awards	Liability Awards	Equity Awards	Liability Awards
Outstanding January 1, 2019	10,577	19,926	—	16,905
Granted	3,169	5,814	—	4,593
Payments	(6,397)	(9,429)	—	(3,255)
Cancelled/Forfeited	(90)	(1,598)	—	(2,692)
Outstanding December 31, 2019	7,259	14,713	—	15,551
Granted	3,638	15,161	4,358	1,389
Payments	(3,814)	(9,311)	—	(7,160)
Cancelled/Forfeited	(182)	(1,004)	(116)	(143)
Outstanding December 31, 2020	6,901	19,559	4,242	9,637
Granted	4,079	16,845	5,353	1,692
Payments	(3,417)	(10,797)	—	(6,718)
Cancelled/Forfeited	(784)	(8,317)	(955)	(146)
Outstanding December 31, 2021	6,779	17,290	8,640	4,465
As of December 31, 2021, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $773 million and is expected to be recognized over approximately 2 years.

The equity awards granted in 2021 and 2020 have weighted-average grant date fair values of $55.39 and $57.38 per unit, respectively. During 2021, 2020 and 2019, we paid $986 million, $961 million and $737 million, respectively, to settle RSUs and PSUs classified as liability awards.

Stock-Based Compensation Expense
After-tax compensation expense for stock-based compensation related to RSUs and PSUs described above included in Net income attributable to Verizon was $625 million, $780 million and $872 million for 2021, 2020 and 2019, respectively.

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

Obligations and Funded Status

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2021	2020	2021	2020
Change in Benefit Obligations
Beginning of year	$22,236	$21,248	$16,168	$15,669
Service cost	282	305	112	110
Interest cost	394	505	289	429
Actuarial (gain) loss, net	(605)	2,308	(930)	887
Benefits paid	(816)	(842)	(929)	(927)
Curtailment and termination benefits	6	—	—	—
Settlements paid	(1,330)	(1,288)	—	—
End of year	20,167	22,236	14,710	16,168

Change in Plan Assets
Beginning of year	20,128	19,451	572	743
Actual return on plan assets	2,049	2,750	53	47
Company contributions	56	57	885	709
Benefits paid	(816)	(842)	(929)	(927)
Settlements paid	(1,330)	(1,288)	—	—
End of year	20,087	20,128	581	572

Funded Status - End of year	$(80)	$(2,108)	$(14,129)	$(15,596)

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2021	2020	2021	2020
Amounts recognized in the balance sheets
Noncurrent assets	$376	$5	$—	$—
Current liabilities	(55)	(63)	(748)	(721)
Noncurrent liabilities	(401)	(2,050)	(13,381)	(14,875)
Total	$(80)	$(2,108)	$(14,129)	$(15,596)
Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Prior service cost (benefit)	$402	$463	$(1,889)	$(2,783)
Total	$402	$463	$(1,889)	$(2,783)

The accumulated benefit obligation for all defined benefit pension plans was $20.1 billion and $22.2 billion at December 31, 2021 and 2020, respectively.

Actuarial gain/loss, Net
The net actuarial gain in 2021 is primarily the result of a $1.1 billion gain due to an increase in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 2.6% at December 31, 2020 to a weighted-average of 2.9% at December 31, 2021.

The net actuarial loss in 2020 is primarily the result of a $3.2 billion loss due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 3.3% at December 31, 2019 to a weighted-average of 2.6% at December 31, 2020.
Plan Amendments
The reclassifications from the amounts recorded in Accumulated other comprehensive income (loss) as a result of collective bargaining agreements and plan amendments made in 2016, 2017 and 2018 resulted in a net decrease to net periodic benefit cost and net increase to pre-tax income of approximately $708 million during 2021, 2020 and 2019.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2021	2020
Accumulated benefit obligation	$456	$22,116
Fair value of plan assets	—	20,064

Information for pension plans with a projected benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2021	2020
Projected benefit obligation	$456	$22,178
Fair value of plan assets	—	20,064

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

					(dollars in millions)
	Pension			Health Care and Life
Years Ended December 31,	2021	2020	2019	2021	2020	2019
Service cost - Cost of services	$247	$245	$202	$94	$89	$78
Service cost - Selling, general and administrative expense	35	60	45	18	21	18
Service cost	282	305	247	112	110	96

Amortization of prior service cost (credit)	61	61	61	(894)	(966)	(971)
Expected return on plan assets	(1,234)	(1,186)	(1,130)	(22)	(28)	(37)
Interest cost	394	505	695	289	429	629
Remeasurement loss (gain), net	(1,419)	744	606	(960)	866	(480)
Other components	(2,198)	124	232	(1,587)	301	(859)

Total	$(1,916)	$429	$479	$(1,475)	$411	$(763)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Other pre-tax changes in plan assets and benefit obligations recognized in Other comprehensive (income) loss are as follows:

				(dollars in millions)
	Pension			Health Care and Life
At December 31,	2021	2020	2019	2021	2020	2019
Prior service cost (benefit)	$—	$—	$—	$—	$—	$(22)
Reversal of amortization items
Prior service cost (benefit)	(61)	(61)	(61)	894	966	971
Total recognized in Other comprehensive loss (income) (pre-tax)	$(61)	$(61)	$(61)	$894	$966	$949

Assumptions
The weighted-average assumptions used in determining benefit obligations follow:

	Pension		Health Care and Life
At December 31,	2021	2020	2021	2020
Discount Rate	3.00%	2.60%	2.90%	2.50%
Rate of compensation increases	3.00%	3.00%	N/A	N/A
N/A - not applicable

The weighted-average assumptions used in determining net periodic cost follow:

	Pension			Health Care and Life
At December 31,	2021	2020	2019	2021	2020	2019
Discount rate in effect for determining service cost	3.20%	3.30%	4.60%	3.00%	3.50%	4.60%
Discount rate in effect for determining interest cost	1.90	2.40	3.80	1.80	2.80	4.00
Expected return on plan assets	6.50	6.50	6.80	4.20	4.50	4.30
Rate of compensation increases	3.00	3.00	3.00	N/A	N/A	N/A
N/A - not applicable

In determining our pension and other postretirement benefit obligations, we used a weighted-average discount rate of 2.9% in 2021. The rates were selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2021. The bonds selected had maturities that coincided with the time periods during which benefits payments are expected to occur, were non-callable and available in sufficient quantities to ensure marketability (at least $300 million par outstanding).

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

The assumed health care cost trend rates are as follows:

	Health Care and Life
At December 31,	2021	2020	2019
Weighted-average healthcare cost trend rate assumed for next year	6.20%	6.20%	6.30%
Rate to which cost trend rate gradually declines	4.50	4.50	4.50
Year the rate reaches the level it is assumed to remain thereafter	2029	2029	2027

Plan Assets
The Company’s overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. While target allocation percentages will vary over time, the current target allocation for plan assets is designed so that 45% to 55% of the assets have the objective of achieving a return in excess of the growth in liabilities (comprised of public equities, private equities, real estate, hedge funds, high yield bonds and emerging market debt) and 44% to 54% of the assets are invested as liability hedging assets (where interest rate sensitivity of the liability hedging assets better match the interest rate sensitivity of the liability) and a maximum of 10% is in cash. This allocation will shift as funded status improves to a higher allocation of liability hedging assets. Target policies will be revisited periodically to ensure they are in line with fund objectives. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors. Due to our diversification and risk control processes, there are no significant concentrations of risk, in terms of sector, industry, geography or company names.

Pension and healthcare and life plans assets do not include significant amounts of Verizon common stock.

Pension Plans
The fair values for the pension plans by asset category at December 31, 2021 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,221	$1,208	$13	$—
Equity securities	2,482	2,463	19	—
Fixed income securities
U.S. Treasuries and agencies	1,785	1,652	133	—
Corporate bonds	4,046	123	3,923	—
International bonds	1,407	23	1,384	—
Other	695	—	695	—
Real estate	972	—	—	972
Other
Private equity	569	—	—	569
Hedge funds	224	—	114	110
Total investments at fair value	13,401	5,469	6,281	1,651
Investments measured at NAV	6,686
Total	$20,087	$5,469	$6,281	$1,651

The fair values for the pension plans by asset category at December 31, 2020 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,968	$1,823	$145	$—
Equity securities	1,972	1,623	347	2
Fixed income securities
U.S. Treasuries and agencies	2,039	1,756	283	—
Corporate bonds	4,110	153	3,781	176
International bonds	1,548	17	1,511	20
Other	916	—	916	—
Real estate	757	—	—	757
Other
Private equity	414	—	—	414
Hedge funds	244	—	106	138
Total investments at fair value	13,968	5,372	7,089	1,507
Investments measured at NAV	6,160
Total	$20,128	$5,372	$7,089	$1,507
The following is a reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs:

	(dollars in millions)
	Equity Securities	Corporate Bonds	International Bonds	Real Estate	Private Equity	Hedge Funds	Total
Balance at January 1, 2020	$3	$145	$26	$810	$737	$129	$1,850
Actual gain (loss) on plan assets	5	(8)	3	146	57	1	204
Purchases (sales)	(7)	39	(9)	(146)	(134)	69	(188)
Transfers out	1	—	—	(53)	(246)	(61)	(359)
Balance at December 31, 2020	2	176	20	757	414	138	1,507
Actual gain (loss) on plan assets	(1)	(5)	—	(21)	(19)	1	(45)
Purchases (sales)	(1)	1	(4)	197	147	81	421
Transfers out	—	(172)	(16)	39	27	(110)	(232)
Balance at December 31, 2021	$—	$—	$—	$972	$569	$110	$1,651

Health Care and Life Plans
The fair values for the other postretirement benefit plans by asset category at December 31, 2021 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$36	$—	$36	$—
Equity securities	284	284	—	—
Fixed income securities
U.S. Treasuries and agencies	160	150	10	—
Corporate bonds	64	50	14	—
International bonds	14	10	4	—
Other	10	—	10	—
Total investments at fair value	568	494	74	—
Investments measured at NAV	13
Total	$581	$494	$74	$—
The fair values for the other postretirement benefit plans by asset category at December 31, 2020 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$40	$—	$40	$—
Equity securities	178	178	—	—
Fixed income securities
U.S. Treasuries and agencies	83	83	—	—
Corporate bonds	54	54	—	—
International bonds	9	9	—	—
Total investments at fair value	364	324	40	—
Investments measured at NAV	208
Total	$572	$324	$40	$—

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

Employer Contributions
In 2021, we made no discretionary contribution to our qualified pension plans, $58 million of contributions to our nonqualified pension plans and $885 million of contributions to our other postretirement benefit plans. No qualified pension plans contributions are expected to be made in 2022. Nonqualified pension plans contributions are estimated to be approximately $60 million and contributions to our other postretirement benefit plans are estimated to be approximately $860 million in 2022.

Estimated Future Benefit Payments
The benefit payments to retirees are expected to be paid as follows:

		(dollars in millions)
Year	Pension Benefits	Health Care and Life
2022	$2,049	$906
2023	1,648	883
2024	1,097	862
2025	1,066	850
2026	1,034	840
2027 to 2031	5,097	4,139

Savings Plan and Employee Stock Ownership Plans
We maintain four leveraged employee stock ownership plans (ESOP). We match a certain percentage of eligible employee contributions to certain savings plans with shares of our common stock from this ESOP. At December 31, 2021, the number of allocated shares of common stock in this ESOP was 44 million. There were no unallocated shares of common stock in this ESOP at December 31, 2021. All leveraged ESOP shares are included in earnings per share computations.

Total savings plan costs were $690 million in 2021, $730 million in 2020 and $897 million in 2019.

Severance Benefits
The following table provides an analysis of our severance liability:

				(dollars in millions)
Year	Beginning of Year	Charged to Expense	Payments	Other	End of Year
2019	$2,156	$260	$(1,847)	$(4)	$565
2020	565	309	(248)	(24)	602
2021	602	233	(258)	(29)	548

Severance, Pension and Benefits (Credits) Charges
During 2021, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits credits of $2.4 billion in our pension and postretirement benefit plans. The credits were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a credit of $1.1 billion due to an increase in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 2.6% at December 31, 2020 to a weighted-average of 2.9% at December 31, 2021, a credit of $847 million due to the difference between our estimated and our actual return on assets and a credit of $453 million due to other actuarial assumption adjustments. During 2021, we also recorded net pre-tax severance charges of $233 million in Selling, general and administrative expense in our consolidated statements of income.

During 2020, we recorded net pre-tax pension and benefits charges of $1.6 billion in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a charge of $3.2 billion due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 3.3% at December 31, 2019 to a weighted-average of 2.6% at December 31, 2020, partially offset by a credit of $1.6 billion due to the difference between our estimated and our actual return on assets. During 2020, we also recorded net pre-tax severance charges of $309 million in Selling, general and administrative expense in our consolidated statements of income.

During 2019, we recorded net pre-tax pension and benefits charges of $126 million in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a charge of $4.3 billion due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefits plans from a weighted-average of 4.4% at December 31, 2018 to a weighted-average of 3.3% at December 31, 2019, partially offset by a credit of $2.3 billion due to the difference between our estimated return on assets and our actual return on assets and a credit of $1.9 billion due to other assumption adjustments, of which $1.6 billion related to healthcare claims experience. During 2019, we also recorded net pre-tax severance charges of $260 million in Selling, general and administrative expense in our consolidated statements of income.

Note 12. Taxes
The components of income before provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Domestic	$27,607	$22,844	$21,655
Foreign	1,813	1,123	1,078
Total	$29,420	$23,967	$22,733

The components of the provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Current
Federal	$1,876	$2,826	$518
Foreign	248	159	221
State and Local	414	1,081	974
Total	2,538	4,066	1,713
Deferred
Federal	3,354	1,432	1,150
Foreign	(97)	1	(13)
State and Local	1,007	120	95
Total	4,264	1,553	1,232
Total income tax provision	$6,802	$5,619	$2,945

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

Years Ended December 31,	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate, net of federal tax benefits	3.8	3.9	3.7
Affiliate stock disposition	—	—	(9.9)
Noncontrolling interest	(0.4)	(0.5)	(0.5)
Divestitures	(0.6)	0.1	(0.1)
Tax credits	(0.5)	(0.8)	(1.3)
Other, net	(0.2)	(0.3)	0.1
Effective income tax rate	23.1%	23.4%	13.0%

The effective income tax rate for 2021 was 23.1% compared to 23.4% for 2020. The decrease in the effective income tax rate was primarily due to the sale of Verizon Media in the current period, partially offset by the non-recurring tax benefit recognized in 2020 from a series of legal entity restructurings. The increase in the provision for income taxes was primarily due to the increase in income before income taxes in the current period.

The effective income tax rate for 2020 was 23.4% compared to 13.0% for 2019. The increase in the effective income tax rate and the provision for income taxes was primarily due to the recognition of a $2.2 billion tax benefit in connection with the disposition of preferred stock representing a minority interest in a foreign affiliate in 2019 that did not reoccur in 2020.

The amounts of cash taxes paid by Verizon are as follows:

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Income taxes, net of amounts refunded	$3,040	$2,725	$3,583
Employment taxes	1,225	618	1,044
Property and other taxes	1,756	2,093	1,551
Total	$6,021	$5,436	$6,178

Deferred Tax Assets and Liabilities
Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities are as follows:

	(dollars in millions)
At December 31,	2021	2020
Deferred Tax Assets
Employee benefits	$4,388	$5,218
Tax loss and credit carry forwards	2,224	2,848
Other - assets	7,314	6,096
	13,926	14,162
Valuation allowances	(1,574)	(2,183)
Deferred tax assets	12,352	11,979

Deferred Tax Liabilities
Spectrum and other intangible amortization	24,935	22,726
Depreciation	19,893	18,009
Other - liabilities	8,041	6,867
Deferred tax liabilities	52,869	47,602
Net deferred tax liability	$40,517	$35,623

At December 31, 2021, undistributed earnings of our foreign subsidiaries indefinitely invested outside the U.S. amounted to approximately $5.5 billion. The majority of Verizon's cash flow is generated from domestic operations and we are not dependent on foreign cash or earnings to meet our funding requirements, nor do we intend to repatriate these undistributed foreign earnings to fund U.S. operations. Furthermore, a portion of these undistributed earnings represents amounts that legally must be kept in reserve in accordance with certain foreign jurisdictional requirements and are unavailable for distribution or repatriation. As a result, we have not provided U.S. deferred taxes on these undistributed earnings because we intend that they will remain indefinitely reinvested outside of the U.S. and therefore unavailable for use in funding U.S. operations. Determination of the amount of unrecognized deferred taxes related to these undistributed earnings is not practicable.

At December 31, 2021, we had net after-tax loss and credit carry forwards for income tax purposes of approximately $2.2 billion that primarily relate to state and foreign taxes. Of these net after-tax loss and credit carry forwards, approximately $1.7 billion will expire between 2022 and 2041 and approximately $554 million may be carried forward indefinitely.

During 2021, the valuation allowance decreased approximately $609 million primarily due to the sale of Verizon Media. The $1.6 billion valuation allowance at December 31, 2021, is primarily related to state and foreign net operating losses and credits.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

		(dollars in millions)
	2021	2020	2019
Balance at January 1,	$2,944	$2,870	$2,871
Additions based on tax positions related to the current year	150	160	149
Additions for tax positions of prior years	621	258	297
Reductions for tax positions of prior years	(330)	(166)	(300)
Settlements	(163)	(46)	(58)
Lapses of statutes of limitations	(88)	(132)	(89)
Balance at December 31,	$3,134	$2,944	$2,870

Included in the total unrecognized tax benefits at December 31, 2021, 2020 and 2019 is $2.8 billion, $2.5 billion and $2.4 billion, respectively, that if recognized, would favorably affect the effective income tax rate.

We recognized the following net after-tax (benefit) expenses related to interest and penalties in the provision for income taxes:

Years Ended December 31,	(dollars in millions)
2021	$(21)
2020	5
2019	35

The after-tax accruals for the payment of interest and penalties in the consolidated balance sheets are as follows:

At December 31,	(dollars in millions)
2021	$551
2020	388

The increase in unrecognized tax benefits was primarily related to the acquisition of Tracfone, and was partially offset by the resolution of issues with the Internal Revenue Service (IRS) involving tax years 2013-2014 as well as lapses of statutes of limitations in various jurisdictions. The uncertain tax benefits related to the acquisition of Tracfone involve pre-acquisition tax matters and are the subject of an indemnity from América Móvil for which a corresponding indemnity asset has been established.
Verizon and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the IRS and multiple state and foreign jurisdictions for various open tax years. The IRS is currently examining the Company’s U.S. income tax returns for tax years 2015-2018 and Cellco's U.S. income tax return for tax years 2017-2018. Tax controversies are ongoing for tax years as early as 2006. The amount of the liability for unrecognized tax benefits will change in the next twelve months due to the expiration of the statute of limitations in various jurisdictions and it is reasonably possible that various current tax examinations will conclude or require reevaluations of the Company’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Note 13. Segment Information
Reportable Segments
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Our segments and their principal activities consist of the following:

Segment	Description
Verizon Consumer Group	Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Verizon Business Group	Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world.

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

We completed the sale of Verizon Media on September 1, 2021. See Note 3 for additional information on the sale of Verizon Media.

The reconciliation of segment operating revenues and expenses to consolidated operating revenues and expenses below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

The following tables provides operating financial information for our two reportable segments:

	(dollars in millions)
2021	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$67,723	$—	$67,723
Wireless equipment	19,781	—	19,781
Other	7,568	—	7,568
Small and Medium Business	—	11,751	11,751
Global Enterprise	—	10,218	10,218
Public Sector and Other	—	6,324	6,324
Wholesale	—	2,680	2,680
Intersegment revenues	228	69	297
Total Operating Revenues(1)	95,300	31,042	126,342

Cost of services	16,581	10,653	27,234
Cost of wireless equipment	20,523	4,544	25,067
Selling, general and administrative expense	16,562	8,324	24,886
Depreciation and amortization expense	11,679	4,084	15,763
Total Operating Expenses	65,345	27,605	92,950
Operating Income	$29,955	$3,437	$33,392
(1) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $27.7 billion and $3.4 billion, respectively, for the year ended December 31, 2021.

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

The following table provides Fios revenues for our two reportable segments:

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Consumer	$11,558	$11,082	$11,175
Business	1,136	1,057	967
Total Fios revenue	$12,694	$12,139	$12,142

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Consumer	$56,103	$53,605	$53,791
Business	12,366	11,805	11,188
Total Wireless service revenue	$68,469	$65,410	$64,979

Reconciliation to Consolidated Financial Information
A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Operating Revenues
Total reportable segments	$126,342	$119,495	$122,499
Corporate and other	7,722	9,334	9,812
Reconciling items:
Eliminations	(451)	(537)	(443)
Consolidated Operating Revenues	$133,613	$128,292	$131,868

A reconciliation of the total reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Operating Income
Total reportable segments	$33,392	$32,629	$32,723
Corporate and other	(449)	(1,472)	(1,403)
Reconciling items:
Severance charges	(209)	(221)	(204)
Other components of net periodic pension and benefit charges (Note 11)	(769)	(817)	(813)
Loss on spectrum licenses (Note 3)	(223)	(1,195)	—
Impairment charges	—	—	(186)
Net gain (loss) from dispositions of assets and businesses	706	(126)	261
Consolidated operating income	32,448	28,798	30,378
Equity in earnings (losses) of unconsolidated businesses	145	(45)	(15)
Other income (expense), net	312	(539)	(2,900)
Interest expense	(3,485)	(4,247)	(4,730)
Income Before Provision For Income Taxes	$29,420	$23,967	$22,733

No single customer accounted for more than 10% of our total operating revenues during the years ended December 31, 2021, 2020 and 2019. International operating revenues were not significant during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, international long-lived assets were not significant.

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

Common Stock
In February 2020, the Verizon Board of Directors authorized a share buyback program to repurchase up to 100 million shares of Verizon's common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. During the years ended December 31, 2021, 2020, and 2019, Verizon did not repurchase any shares of Verizon’s common stock under our current or previously authorized share buyback programs. At December 31, 2021, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2021, 2020, and 2019, we issued 2.1 million, 2.3 million and 3.8 million common shares from treasury stock, respectively, which had an insignificant aggregate value.
In connection with our acquisition of Tracfone in November 2021, we issued approximately 57.6 million shares of Verizon common shares from treasury stock valued at approximately $3.0 billion. See Note 3 for additional information.

Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. Significant changes in the components of Other comprehensive loss, net of provision for income taxes are described below.

The changes in the balances of Accumulated other comprehensive income (loss) by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gains (losses) on cash flow hedges	Unrealized gains (losses) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2019	$(600)	$(80)	$20	$3,030	$2,370
Other comprehensive income (loss)	16	(699)	8	—	(675)
Amounts reclassified to net income	—	(37)	(1)	(659)	(697)
Net other comprehensive income (loss)	16	(736)	7	(659)	(1,372)
Balance at December 31, 2019	(584)	(816)	27	2,371	998
Other comprehensive income (loss)	180	953	7	—	1,140
Amounts reclassified to net income	—	(1,524)	(9)	(676)	(2,209)
Net other comprehensive income (loss)	180	(571)	(2)	(676)	(1,069)
Balance at December 31, 2020	(404)	(1,387)	25	1,695	(71)
Other comprehensive income (loss)	(141)	(1,318)	(8)	—	(1,467)
Amounts reclassified to net income	—	1,233	(1)	(621)	611
Net other comprehensive income (loss)	(141)	(85)	(9)	(621)	(856)
Balance at December 31, 2021	$(545)	$(1,472)	$16	$1,074	$(927)

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

Note 15. Additional Financial Information
The following tables provide additional financial information related to our consolidated financial statements:

Income Statement Information

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Depreciation expense	$14,119	$14,275	$14,371
Interest costs on debt balances	5,148	4,632	5,221
Net amortization of debt discount	178	170	165
Capitalized interest costs	(1,841)	(555)	(656)
Advertising expense	3,394	3,107	3,071

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Other income (expense), net
Interest income	$48	$65	$121
Other components of net periodic benefit (cost) income	3,785	(425)	627
Early debt extinguishment costs	(3,541)	(129)	(3,604)
Other, net	20	(50)	(44)
	$312	$(539)	$(2,900)

Balance Sheet Information

	(dollars in millions)
At December 31,	2021	2020
Prepaid expenses and other
Prepaid taxes	$1,093	$1,200
Deferred contract costs	2,432	2,472
Restricted cash	1,094	1,195
Other prepaid expense and other	2,287	1,843
	$6,906	$6,710

Accounts payable and accrued liabilities
Accounts payable	$8,040	$6,667
Accrued expenses	9,123	6,050
Accrued vacation, salaries and wages	4,485	5,057
Interest payable	1,561	1,452
Taxes payable	1,624	1,432
	$24,833	$20,658

Other current liabilities
Dividends payable	$2,709	$2,618
Contract liability	6,053	4,843
Other	2,263	2,167
	$11,025	$9,628

As of December 31, 2021 and 2020, Property, plant and equipment includes approximately $5.9 billion and $4.1 billion of additions that have not yet been paid.

Cash Flow Information

	(dollars in millions)
Years Ended December 31,	2021	2020	2019
Cash Paid
Interest, net of amounts capitalized	$3,435	$4,420	$4,714
Income taxes, net of amounts refunded	3,040	2,725	3,583

Other, net Cash Flows from Operating Activities
Changes in device payment plan agreement non-current receivables	$(2,438)	$558	$23
Early debt extinguishment costs	3,541	129	3,604
Loss on spectrum licenses	223	1,195	—
Gain on disposition of Media business	(1,051)	—	—
Other, net	(368)	898	(134)
	$(93)	$2,780	$3,493

Other, net Cash Flows from Financing Activities
Net debt related costs(1)	$(2,309)	$(1,055)	$(1,797)
Other, net	(1,523)	(1,657)	(1,120)
	$(3,832)	$(2,712)	$(2,917)
(1) These costs include the premium paid for the early extinguishment of debt, fees paid in connection with exchange and tender offers, and settlements of associated instruments.

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

As of December 31, 2021, letters of credit totaling approximately $674 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding.

During 2021, Verizon entered into seven renewable energy purchase agreements (REPAs) with third parties, in addition to 13 signed in previous years. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 18 years from the commencement of the facility's entry into commercial operation, which is expected to occur through 2024, as applicable. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

We have various unconditional purchase obligations, which represent agreements to purchase goods or services that are enforceable and legally binding. We estimate that these unconditional purchase obligations, for contracts with terms in excess of one year, total $29.8 billion, and primarily represent commitments to purchase network equipment, software and services, content, marketing services and other items which will be used or sold in the ordinary course of business from a variety of suppliers. Of this total amount, $10.2 billion is attributable to 2022, $8.7 billion is attributable to 2023, $5.6 billion is attributable to 2024, $4.2 billion is attributable to 2025, $482 million is attributable to 2026 and $641 million is attributable to years thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on the noncancelable quantities to which we are contractually obliged. Since the commitments to purchase programming services from television networks and broadcast stations have no minimum volume requirement, we estimated our obligation based on number of subscribers at December 31, 2021, and applicable rates stipulated in the contracts in effect at that time. We also purchase products and services as needed with no firm commitment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. In the third quarter of 2020, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace many of our existing core financial systems. The new ERP system is designed to enhance the flow of financial information, facilitate data analysis and accelerate information reporting. The implementation is expected to occur in phases over the next several years.

As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures which, in turn, could result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the fourth quarter 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting
The management of Verizon Communications Inc. is responsible for establishing and maintaining adequate internal control over financial reporting of the company. Management has evaluated internal control over financial reporting of the company using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management's assessment of the effectiveness of the Company's internal control over financial reporting excluded TracFone Wireless, Inc. (Tracfone), which the Company acquired in the fourth quarter of 2021. See Note 3 to the consolidated financial statements for additional information on the Company's acquisition of Tracfone. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. Tracfone represented approximately 3% of consolidated total assets as of December 31, 2021, and less than 1% of consolidated total revenues for the year then ended.

Management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. Based on this assessment, management believes that the internal control over financial reporting of the company is effective as of December 31, 2021. In connection with this assessment, there were no material weaknesses in the company’s internal control over financial reporting identified by management. The company’s independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on the company’s internal control over financial reporting and is included in Item 8 of this Annual Report.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information with respect to our current executive officers.

Name	Age	Office	Held Since
Hans Vestberg	56	Chairman and Chief Executive Officer	2019
Manon Brouillette	53	Executive Vice President and Group CEO - Verizon Consumer	2022
Matthew D. Ellis	50	Executive Vice President and Chief Financial Officer	2016
Tami A. Erwin	57	Executive Vice President and Group CEO - Verizon Business	2019
Samantha Hammock	43	Executive Vice President and Chief Human Resources Officer	2021
Kyle Malady	54	Executive Vice President and Chief Technology Officer	2019
Rima Qureshi	57	Executive Vice President and Chief Strategy Officer	2017
Craig L. Silliman	54	Executive Vice President and Chief Administrative, Legal and Public Policy Officer	2019
Anthony T. Skiadas	53	Senior Vice President and Controller	2013

Each of the above officers has held the indicated office or other high-level managerial positions with the Company or one of its subsidiaries for at least five years, with the exception of Hans Vestberg, who has been with the Company since 2017, Manon Brouillette, who has been with the Company since 2021, Samantha Hammock, who has been with the Company since 2020, and Rima Qureshi, who has been with the Company since 2017. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

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

Manon Brouillette is the Executive Vice President and Group CEO – Verizon Consumer. Ms. Brouillette joined the Company in July 2021 as Chief Operating Officer and Deputy CEO of Verizon Consumer Group. She began serving in her current role in January 2022. Prior to joining Verizon, Ms. Brouillette spent 14 years at Vidéotron, a Canadian telecommunications company that provides home broadband, pay television, telephony services and wireless communications, where she served as President and Chief Executive Officer for five years.

Samantha Hammock is the Executive Vice President and Chief Human Resources Officer of Verizon. Ms. Hammock joined the Company in December 2020 as Senior Vice President of Global Talent and began serving in her current role in December 2021. Prior to joining Verizon, Ms. Hammock spent 14 years at the American Express Company, a globally integrated payments company and provider of credit and charge cards to consumers and businesses around the world, where she served as Head of Talent and Learning from April 2020 to December 2020, Chief Learning Officer from 2017 to April 2020, and Vice President, Leadership Strategy, from 2016 to April 2020.

Rima Qureshi is the Executive Vice President and Chief Strategy Officer of Verizon. Ms. Qureshi joined the Company in November 2017. Prior to joining Verizon, Ms. Qureshi served as President and Chief Executive Officer of Ericsson North America from 2016 to 2017 and as Senior Vice President and Chief Strategy Officer and head of mergers and acquisitions of Ericsson from 2014 to 2016. Ms. Qureshi also served as Vice President of Ericsson’s CDMA Mobile Systems Group, Senior Vice President of Strategic Projects, Chairman of Ericsson’s Northern Europe, Russia and Central Asia Group and Chairman of Ericsson’s Modem division before becoming Chief Strategy Officer.

For other information required by this item, see the sections entitled "Governance — Item 1: Election of Directors — Nominees for election and — Election process, — Our governance framework — Where to find more information, — Board committees — Audit Committee and — Other risk-related matters — Business conduct and ethics" and "Additional information — Delinquent Section 16(a) Reports" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation
For information with respect to executive compensation, see the sections entitled "Governance — Non-employee Director compensation" and "Executive Compensation — Compensation discussion and analysis, — Compensation Committee Report and — Compensation tables" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders, which are incorporated by reference herein. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of certain beneficial owners, the Directors and Executive Officers, see the section entitled "Stock ownership —Security ownership of certain beneficial owners and management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table provides information as of December 31, 2021 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. Since May 4, 2017, the Company has only issued awards under the 2017 Verizon Communications. Inc. Long-Term Incentive Plan (2017 LTIP), which provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon and its subsidiaries. No new awards are permitted to be issued under any other equity compensation plan. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2017 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,418,509	(1)	$—	(2)	76,246,373	(3)
Equity compensation plans not approved by security holders	100,883	(4)	—		—
Total	15,519,392		$—		76,246,373
(1) This amount includes: 15,418,509 of common stock subject to outstanding restricted stock units and performance stock units, including dividend equivalents accrued on such awards through December 31, 2021. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions and Director independence, see the sections entitled "Governance — Our governance framework — Other risk-related matters — Related person transactions and — Item 1: Election of Directors — Our Board's independence" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, Auditor Firm ID: 42.

For information with respect to principal accounting fees and services, see the section entitled "Audit matters — Item 3: Ratification of appointment of independent registered public accounting firm" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:

		Page

(1)	Financial Statements

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	48

	Report of Independent Registered Public Accounting Firm on Financial Statements	49

	Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	51
	Consolidated Statements of Comprehensive Income	52
	Consolidated Balance Sheets	53
	Consolidated Statements of Cash Flows	54
	Consolidated Statements of Changes in Equity	55
	Notes to Consolidated Financial Statements	56

(2)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	110

(3)	Exhibits

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

4g	Description of Verizon's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934, filed herewith.

10a	NYNEX Directors’ Charitable Award Program (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**

10b	2017 Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 20, 2017).**

	10b(i)	2018 Special Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan for H. Vestberg (filed as Exhibit 10 to Form 10-Q for the period ended September 30, 2018 and incorporated herein by reference).**

	10b(ii)	Form of 2019 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

	10b(iii)	Form of 2019 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10c to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

	10b(iv)	Form of 2020 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).**

	10b(v)	Form of 2020 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).**

10b(vi)
Form of 2021 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference).**

10b(vii)
Form of 2021 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference).**

	10b(viii)	Description of Special Cash Retention Award for G. Gowrappan (filed as Exhibit 10 to Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference).**

10c	Verizon Communications Inc. Short-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10d	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-K for the period ended December 31, 2017 and incorporated herein by reference).**

10e	Verizon Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10e(i)	Description of Amendment to Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10f(i)	Description of Amendment to Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10g	Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10h	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10i	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).**

10j	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

21	List of principal subsidiaries of Verizon, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

**	Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
Verizon Communications Inc. and Subsidiaries
For the Years Ended December 31, 2021, 2020 and 2019

					(dollars in millions)
			Additions
Description	Balance at Beginning of Period		Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period(c)
Allowance for credit losses deducted from accounts receivable:
Year 2021	$1,507		$743	$139	$1,238	$1,151
Year 2020	1,125	(d)	1,390	165	1,173	1,507
Allowance for doubtful accounts deducted from accounts receivable:
Year 2019	$930		$1,441	$133	$1,644	$860

			Additions
Description	Balance at Beginning of Period		Charged to Expenses	Charged to Other Accounts(e)	Deductions(f)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year 2021	$2,183		$339	$—	$948	$1,574
Year 2020	2,260		202	84	363	2,183
Year 2019	2,741		402	8	891	2,260
(a)Charged to Other Accounts primarily includes amounts previously written off which were credited directly to this account when recovered.
(b)Deductions primarily include amounts written off as uncollectible or transferred to other accounts or utilized.
(c)Allowance for credit losses includes approximately $255 million and $254 million at December 31, 2021 and 2020, respectively, related to long-term device payment receivables. Allowance for doubtful accounts includes approximately $127 million at December 31, 2019 related to long-term device payment plan receivables.
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

VERIZON COMMUNICATIONS INC.

By:	/s/	Anthony T. Skiadas	Date: February 11, 2022
Anthony T. Skiadas Senior Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/	Hans E. Vestberg	February 11, 2022
Hans E. Vestberg Chairman and Chief Executive Officer

Principal Financial Officer:

/s/	Matthew D. Ellis	February 11, 2022
Matthew D. Ellis Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/	Anthony T. Skiadas	February 11, 2022
Anthony T. Skiadas Senior Vice President and Controller

*	Director	February 11, 2022
Hans E. Vestberg

*	Director	February 11, 2022
Shellye L. Archambeau

*	Director	February 11, 2022
Roxanne S. Austin

*	Director	February 11, 2022
Mark T. Bertolini

*	Director	February 11, 2022
Melanie L. Healey

*	Director	February 11, 2022
Clarence Otis, Jr.

*	Director	February 11, 2022
Laxman Narasimhan

*	Director	February 11, 2022
Daniel H. Schulman

*	Director	February 11, 2022
Rodney E. Slater

*	Director	February 11, 2022
Carol B. Tomé

*	Director	February 11, 2022
Gregory G. Weaver

* By: /s/ Anthony T. Skiadas
Anthony T. Skiadas
(as attorney-in-fact)