Form 10-Q
period 2022-03-31
VERIZON COMMUNICATIONS INC
filed 2022-04-27
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

At March 31, 2022, 4,199,643,701 shares of the registrant’s common stock were outstanding, after deducting 91,789,945 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2022	2021

Operating Revenues
Service revenues and other	$27,218	$27,923
Wireless equipment revenues	6,336	4,944
Total Operating Revenues	33,554	32,867

Operating Expenses
Cost of services (exclusive of items shown below)	7,227	8,020
Cost of wireless equipment	7,123	5,502
Selling, general and administrative expense	7,172	7,401
Depreciation and amortization expense	4,236	4,174
Total Operating Expenses	25,758	25,097

Operating Income	7,796	7,770
Equity in earnings (losses) of unconsolidated businesses	(3)	8
Other income (expense), net	(924)	401
Interest expense	(786)	(1,101)
Income Before Provision For Income Taxes	6,083	7,078
Provision for income taxes	(1,372)	(1,700)
Net Income	$4,711	$5,378

Net income attributable to noncontrolling interests	$131	$133
Net income attributable to Verizon	4,580	5,245
Net Income	$4,711	$5,378

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.09	$1.27
Weighted-average shares outstanding (in millions)	4,201	4,141

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.09	$1.27
Weighted-average shares outstanding (in millions)	4,202	4,142
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2022	2021

Net Income	$4,711	$5,378
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(6) and $8	(29)	(38)
Unrealized gain on cash flow hedges, net of tax of $(72) and $(340)	207	909
Unrealized loss on marketable securities, net of tax of $5 and $1	(18)	(5)
Defined benefit pension and postretirement plans, net of tax of $48 and $51	(139)	(155)
Other comprehensive income attributable to Verizon	21	711
Total Comprehensive Income	$4,732	$6,089

Comprehensive income attributable to noncontrolling interests	$131	$133
Comprehensive income attributable to Verizon	4,601	5,956
Total Comprehensive Income	$4,732	$6,089
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2022	2021

Assets
Current assets
Cash and cash equivalents	$1,661	$2,921
Accounts receivable	24,474	24,742
Less Allowance for credit losses	859	896
Accounts receivable, net	23,615	23,846
Inventories	3,659	3,055
Prepaid expenses and other	6,645	6,906
Total current assets	35,580	36,728

Property, plant and equipment	292,568	289,897
Less Accumulated depreciation	192,725	190,201
Property, plant and equipment, net	99,843	99,696

Investments in unconsolidated businesses	1,074	1,061
Wireless licenses	148,083	147,619
Goodwill	28,629	28,603
Other intangible assets, net	11,432	11,677
Operating lease right-of-use assets	27,494	27,883
Other assets	13,581	13,329
Total assets	$365,716	$366,596

Liabilities and Equity
Current liabilities
Debt maturing within one year	$13,421	$7,443
Accounts payable and accrued liabilities	18,169	24,833
Current operating lease liabilities	3,847	3,859
Other current liabilities	11,148	11,025
Total current liabilities	46,585	47,160

Long-term debt	139,961	143,425
Employee benefit obligations	15,104	15,410
Deferred income taxes	41,341	40,685
Non-current operating lease liabilities	22,932	23,203
Other liabilities	14,618	13,513
Total long-term liabilities	233,956	236,236

Commitments and Contingencies (Note 11)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,874	13,861
Retained earnings	73,891	71,993
Accumulated other comprehensive loss	(906)	(927)
Common stock in treasury, at cost (91,789,945 and 93,634,725 shares outstanding)	(4,023)	(4,104)
Deferred compensation – employee stock ownership plans (ESOPs) and other	497	538
Noncontrolling interests	1,413	1,410
Total equity	85,175	83,200
Total liabilities and equity	$365,716	$366,596
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2022	2021

Cash Flows from Operating Activities
Net Income	$4,711	$5,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,236	4,174
Employee retirement benefits	(210)	(253)
Deferred income taxes	627	762
Provision for expected credit losses	328	224
Equity in losses of unconsolidated businesses, net of dividends received	7	19
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(3,492)	(41)
Other, net	614	(569)
Net cash provided by operating activities	6,821	9,694

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(5,821)	(4,494)
Acquisitions of businesses, net of cash acquired	—	(408)
Acquisitions of wireless licenses	(1,838)	(44,783)
Other, net	(336)	32
Net cash used in investing activities	(7,995)	(49,653)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,604	31,383
Proceeds from asset-backed long-term borrowings	3,545	1,000
Repayments of long-term borrowings and finance lease obligations	(6,556)	(302)
Repayments of asset-backed long-term borrowings	(1,650)	(732)
Dividends paid	(2,654)	(2,601)
Other, net	3,956	(792)
Net cash provided by financing activities	245	27,956

Decrease in cash, cash equivalents and restricted cash	(929)	(12,003)
Cash, cash equivalents and restricted cash, beginning of period	4,161	23,498
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,232	$11,495
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
Verizon Communications Inc. and Subsidiaries

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in Verizon Communications Inc.'s (Verizon or the Company) Annual Report on Form 10-K for the year ended December 31, 2021. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Earnings Per Common Share
There were a total of approximately 1.5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2022. There were a total of approximately 1.6 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2021.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At March 31,	At December 31,	Increase / (Decrease)
(dollars in millions)	2022	2021
Cash and cash equivalents	$1,661	$2,921	$(1,260)
Restricted cash:
Prepaid expenses and other	1,430	1,094	336
Other assets	141	146	(5)
Cash, cash equivalents and restricted cash	$3,232	$4,161	$(929)

Note 2. Revenues and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. Revenue is disaggregated by products and services within Consumer, and customer groups (Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale) within Business. See Note 10 for additional information on revenue by segment. Corporate and other primarily includes insurance captive revenues.

We also earn revenues that are not accounted for under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three months ended March 31, 2022 and March 31, 2021, revenues from arrangements that were not accounted for under Topic 606 were approximately $830 million and $735 million, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At March 31, 2022, month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and approximately 88% of our wireline Consumer and Small and Medium Business contracts, compared to March 31, 2021, for which month-to-month service contracts represented approximately 91% of our wireless postpaid contracts and 78% of our wireline Consumer and Small and Medium Business contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services, with or without promotional credits that require maintenance of service, are generally either month-to-month and cancellable at any time, considered to contain terms ranging from greater than one month to up to thirty-six months (typically under a device payment plan), or contain terms ranging from greater than one month to up to twenty-four months (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to contracts that are not accounted for as month-to-month contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately nine years ending in August 2031 and have aggregate contract minimum payments totaling $2.1 billion.

At March 31, 2022, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2022, 2023 and thereafter was $14.4 billion, $11.3 billion and $4.8 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At March 31,	At January 1,	At March 31,	At January 1,
(dollars in millions)	2022	2022	2021	2021
Receivables(1)	$10,419	$10,758	$10,821	$12,029
Device payment plan agreement receivables(2)	13,478	12,888	10,409	10,358
(1)Balances do not include receivables related to the following contracts: leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.
(2)Included in device payment plan agreement receivables presented in Note 6. Receivables derived from the sale of equipment on a device payment plan through an authorized agent are excluded.

The following table presents information about contract balances:

	At March 31,	At January 1,	At March 31,	At January 1,
(dollars in millions)	2022	2022	2021	2021
Contract asset	$909	$934	$923	$937
Contract liability(1)	7,504	7,229	5,783	5,598
(1) Revenue recognized related to contract liabilities existing at January 1, 2022 and January 1, 2021 were $4.3 billion and $3.9 billion for the three months ended March 31, 2022 and March 31, 2021, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2022	2021
Assets
Prepaid expenses and other	$720	$739
Other assets	189	195
Total	$909	$934

Liabilities
Other current liabilities	$6,222	$6,053
Other liabilities	1,282	1,176
Total	$7,504	$7,229

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2022	2021
Assets
Prepaid expenses and other	$2,454	$2,432
Other assets	2,262	2,259
Total	$4,716	$4,691

For the three months ended March 31, 2022 and 2021, we recognized expense of $749 million and $765 million, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three months ended March 31, 2022 or March 31, 2021.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. During the year ended December 31, 2021, we made payments of $1.3 billion primarily related to certain obligations for projected clearing costs. In January 2022, we made additional payments of $1.4 billion for obligations related to accelerated clearing incentives, which were accrued as of December 31, 2021. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected December 2023 timeframe. This early clearance, if successful, would accelerate Verizon's access to more spectrum in a number of key markets to support its 5G initiatives.

During the three months ended March 31, 2022 and 2021, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount and $90 million, respectively. We recognized a pre-tax loss in connection with the sale of certain wireless licenses during the three months ended March 31, 2021 of $223 million ($167 million after-tax).

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

In accordance with the terms of the TracFone Purchase Agreement, Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, subject to customary adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $542 million and represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 7 for additional information. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period, as defined in the TracFone Purchase Agreement. Payments related to the contingent consideration are expected to begin in 2022 and continue through 2024.

The TracFone acquisition was accounted for as a business combination. The purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the Acquisition Date.

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

	November 23,	Measurement Period Adjustments(1)	Adjusted
(dollars in millions)	2021		Fair Value
Consideration:
Cash, net of cash acquired and working capital and other adjustments	$3,491	$—	$3,491
Fair value of Verizon common stock (57,596,544 shares)	2,981	—	2,981
Fair value of contingent consideration to be paid	542	—	542
Total consideration	$7,014	$—	$7,014

Assets acquired:
Current assets	$1,370	$(4)	$1,366
Property, plant and equipment, net	96	(1)	95
Goodwill	3,723	30	3,753
Other intangible assets	4,374	—	4,374
Other assets	731	(3)	728
Total assets acquired	$10,294	$22	$10,316
Liabilities assumed:
Current liabilities	1,433	32	1,465
Deferred income taxes	1,007	(10)	997
Other liabilities	840	—	840
Total liabilities assumed	$3,280	$22	$3,302

Net assets acquired	$7,014	$—	$7,014
(1) Adjustments to the fair value measurements reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, that if known, would have affected the measurement of the amounts recognized as of that date. The most significant adjustments related to an increase in goodwill and deferred commission costs.

Other intangible assets include $2.3 billion related to customer relationships, $1.3 billion related to distribution relationships, $744 million related to trade names and $110 million related to acquired technology.

Goodwill is calculated as the difference between the Acquisition Date fair value of the consideration paid and payable and the fair value of the net assets acquired, representing future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within the Consumer segment.

Pursuant to the TracFone Purchase Agreement, América Móvil agreed to indemnify Verizon against pre-acquisition tax matters. As of the Acquisition Date, we have recorded uncertain tax liabilities and offsetting indemnification assets of $730 million, for the expected reimbursement of tax related matters that had not been resolved as of the Acquisition Date. The liabilities are presented in Other liabilities, and the indemnification assets are presented in Other assets, within our condensed consolidated balance sheets. We expect that any additional liabilities that may arise related to these indemnified matters would be indemnified and reimbursed by América Móvil.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $412 million, net of cash acquired.

The acquisition of Bluegrass was accounted for as a business combination. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition. We recorded approximately $141 million of plant, property and equipment, $135 million of intangible assets and $92 million of goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired. The goodwill represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition is included within the Consumer segment.

Verizon Media Divestiture
On May 2, 2021, Verizon entered into a definitive agreement with an affiliate of Apollo Global Management Inc. (the Apollo Affiliate) pursuant to which we agreed to sell Verizon Media Group (Verizon Media) in return for consideration of $4.3 billion in cash, subject to customary adjustments, $750 million in non-convertible preferred limited partnership units of the Apollo Affiliate, and 10% of the fully-diluted common limited partnership units of the Apollo Affiliate.

On September 1, 2021, we completed the sale of Verizon Media. As of the close of the transaction, cash proceeds, the fair value of the non-convertible preferred limited partnership units of the Apollo Affiliate, and the fair value of 10% of the fully-diluted common limited partnership units of the Apollo Affiliate were $4.3 billion, $496 million, and $124 million, respectively.

On September 28, 2021, the Apollo Affiliate redeemed $100 million of Verizon’s preferred limited partnership interest. The carrying value of our preferred limited partnership interest as of March 31, 2022 was $396 million. Verizon’s 10% common interest in the Apollo Affiliate is accounted for as an equity method investment. The post-sale results of Verizon’s common ownership interest in the Apollo Affiliate are recorded through the equity method of accounting, within Corporate and other.

In connection with the closing of the transaction, we entered into Transition Services Agreements with the Apollo Affiliate, under which Verizon will continue to provide and receive specified administrative and technical services to support operations for up to 12 months and 18 months, respectively.

Under our ownership, Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.9 billion during the three months ended March 31, 2021.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At March 31,	At December 31,
(dollars in millions)	2022	2021
Wireless licenses	$148,083	$147,619

At March 31, 2022 and 2021, approximately $53.2 billion and $53.5 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $452 million and $79 million of capitalized interest on wireless licenses for the three months ended March 31, 2022 and 2021, respectively. We recorded $35 million of capitalized interest on Deposits for wireless licenses during the three months ended March 31, 2021.

During the three months ended March 31, 2022, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 15 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2022	$21,042	$7,515	$46	$28,603
Acquisitions (1)	30	—	—	30
Reclassifications, adjustments and other	—	(2)	(2)	(4)
Balance at March 31, 2022	$21,072	$7,513	$44	$28,629
(1) The change in goodwill relates to the acquisition of TracFone. See Note 3 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

	At March 31, 2022			At December 31, 2021
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,202	$(1,281)	$2,921	$4,201	$(1,126)	$3,075
Non-network internal-use software (5 to 7 years)	21,659	(15,258)	6,401	21,310	(14,897)	6,413
Other (4 to 25 years)	2,984	(874)	2,110	2,974	(785)	2,189
Total	$28,845	$(17,413)	$11,432	$28,485	$(16,808)	$11,677

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2022	$635
2021	629

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2022	$1,886
2023	2,329
2024	2,037
2025	1,848
2026	1,577
2027	842

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the three months ended March 31, 2022.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Verizon and subsidiary 2.987% - 8.950% notes, due 2032 - 2056	$5,032	$5,587
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/ Redeemed/ Repurchased	Amount Paid (1)
Verizon floating rate (London Inter-Bank Offered Rate + 1.000%) notes due 2022	$1,094	$1,097
(1) Represents amount paid to repay, redeem, or repurchase, including any accrued interest.

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds (1)
Verizon 3.875% notes due 2052 (2)	$1,000	$982
Verizon 4.100% notes due 2055	655	650
Total	$1,655	$1,632
(1) Net proceeds were net of underwriting discounts and other issuance costs.
(2) An amount equal to the net proceeds from this green bond is expected to be used to fund, in whole or in part, certain renewable energy projects, including new and existing investments made by us during the period from December 1, 2021 through the maturity date of the green bond.

Short-Term Borrowing and Commercial Paper Program
In March 2022, we entered into a short-term uncommitted credit facility with the ability to borrow up to $1.0 billion. As of March 31, 2022, there was an outstanding balance of $1.0 billion under the facility.

During the three months ended March 31, 2022, we issued $9.4 billion in commercial paper and we repaid $5.6 billion of commercial paper. As of March 31, 2022, we had $3.8 billion of commercial paper outstanding. These transactions were recorded within Other, net cash flow from financing in our condensed consolidated statements of cash flows.

Asset-Backed Debt
As of March 31, 2022, the carrying value of our asset-backed debt was $16.1 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the three months ended March 31, 2022, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2022
Series 2022-1
A Senior class notes	1.040	1.49	$799
B Junior class notes	1.270	1.49	64
C Junior class notes	1.390	1.49	37

Series 2022-2
A Senior class notes	1.530	2.99	710
B Junior class notes	1.830	2.99	57
C Junior class notes	2.010	2.99	33
Total			$1,700

Under the terms of each series of ABS Notes, there is a revolving period of 18 months, two years or up to three years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the three months ended March 31, 2022, we made aggregate principal repayments of $1.1 billion on ABS Notes that have entered the amortization period, including principal payments made in connection with clean-up redemptions.

ABS Financing Facility
In January 2022, we prepaid an aggregate of $515 million of the two loans outstanding in connection with the ABS Financing Facility entered into in December 2021. In March 2022, we borrowed an additional $1.9 billion under the loan agreements entered into in connection with such ABS Financing Facility. The aggregate outstanding balance under such ABS Financing Facility was $5.6 billion as of March 31, 2022.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2022	2021
Assets
Accounts receivable, net	$11,682	$10,705
Prepaid expenses and other	1,432	1,094
Other assets	7,050	5,455

Liabilities
Accounts payable and accrued liabilities	10	10
Debt maturing within one year	6,357	5,024
Long-term debt	9,745	9,178

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At March 31, 2022
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,424	N/A
Various export credit facilities (2)	2024 - 2030	9,000	—	$6,471
Total		$18,500	$9,424	$6,471
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the three months ended March 31, 2022 and 2021, we drew down $2.0 billion and $470 million, respectively, from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the three months ended March 31, 2022 and 2021, we financed, primarily through alternative financing arrangements, the purchase of approximately $150 million and $117 million, respectively, of long-lived assets consisting primarily of network equipment. As of March 31, 2022 and December 31, 2021, $1.4 billion and $1.3 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Debt Extinguishment Losses
During the three months ended March 31, 2022, we recorded debt extinguishment losses of $1.2 billion. The losses are recorded in Other income (expense), net in our condensed consolidated statements of income. The total losses are reflected as an adjustment to reconcile net income to Net cash provided by operating activities and the portion of the losses representing cash payments are reflected within Net cash provided by financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2022, $717 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheets:

	At March 31, 2022
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$13,385	$4,790	$6,299	$24,474
Less Allowance for credit losses	456	145	258	859
Accounts receivable, net of allowance	$12,929	$4,645	$6,041	$23,615
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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2022	2021
Device payment plan agreement receivables, gross	$21,982	$21,303
Unamortized imputed interest	(337)	(358)
Device payment plan agreement receivables, at amortized cost	21,645	20,945
Allowance (1)	(754)	(759)
Device payment plan agreement receivables, net	$20,891	$20,186

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,929	$12,783
Other assets	7,962	7,403
Device payment plan agreement receivables, net	$20,891	$20,186
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

Included in our device payment plan agreement receivables at both March 31, 2022 and December 31, 2021, are net device payment plan agreement receivables of $18.5 billion and $16.0 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At March 31, 2022 and December 31, 2021, the amount of the guarantee liability was $67 million and $77 million, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At March 31, 2022 and December 31, 2021, the amount of trade-in liability was $372 million and $366 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, as of March 31, 2022, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2022	2021	Prior to 2021	Total
New customers	$751	$2,098	$364	$3,213
Existing customers	4,222	11,853	2,357	18,432
Total	$4,973	$13,951	$2,721	$21,645
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on March 31, 2022.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of March 31, 2022, wireless service receivables, at amortized cost, originating in 2022 and 2021 were $4.6 billion and $226 million, respectively.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2022	$759	$130
Current period provision for expected credit losses	175	98
Write-offs charged against the allowance	(190)	(93)
Recoveries collected	10	10
Balance at March 31, 2022	$754	$145
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At March 31,
(dollars in millions)	2022
Unbilled	$20,468
Billed:
Current	963
Past due	214
Device payment plan agreement receivables, at amortized cost	$21,645

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$17	$—	$17
Interest rate swaps	—	70	—	70
Cross currency swaps	—	12	—	12
Foreign exchange forwards	—	4	—	4
Interest rate caps	—	41	—	41
Other assets:
Fixed income securities	—	370	—	370
Interest rate swaps	—	1	—	1
Cross currency swaps	—	370	—	370
Interest rate caps	—	139	—	139
Total	$—	$1,024	$—	$1,024

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$86	$—	$86
Foreign exchange forwards	—	4	—	4
Cross currency swaps	—	322	—	322
Interest rate caps	—	41	—	41
Forward starting interest rate swaps	—	99	—	99
Contingent consideration	—	—	327	327
Other liabilities:
Interest rate swaps	—	1,787	—	1,787
Cross currency swaps	—	1,524	—	1,524
Interest rate caps	—	139	—	139
Contingent consideration	—	—	212	212
Total	$—	$4,002	$539	$4,541
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the carrying amount of our investments without readily determinable fair values were $828 million and $808 million, respectively. During the three months ended March 31, 2022, there were insignificant adjustments due to observable price changes and there were no impairment charges. As of March 31, 2022, cumulative adjustments due to observable price changes and impairment charges were approximately $157 million and $63 million, respectively.

Verizon has a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value is calculated using a probability-weighted discounted cash flow model and represents a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability is remeasured to fair value with changes recorded within Selling, general and administrative expense in our condensed consolidated statements of income.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2021	$149,543	$106,599	$62,606	$—	$169,205
At March 31, 2022	152,009	95,790	62,912	—	158,702

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
(dollars in millions)	2022	2021
Interest rate swaps	$25,571	$19,779
Cross currency swaps	32,502	32,502
Forward starting interest rate swaps	600	1,000
Foreign exchange forwards	975	932

The following tables summarize the activities of our designated derivatives:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Interest Rate Swaps:
Notional value entered into	$6,655	$1,000
Notional value settled	863	895
Gain recognized in Interest expense	—	1
Cross Currency Swaps:
Notional value entered into	—	6,214
Notional value settled	—	—
Pre-tax loss recognized in Other comprehensive income	(430)	(226)
Forward Starting Interest Rate Swaps:
Notional value entered into	—	—
Notional value settled	400	1,000
Pre-tax gain recognized in Other comprehensive income	128	400
Treasury Rate Locks:
Notional value entered into	—	4,650
Notional value settled	—	4,650
Pre-tax gain recognized in Other comprehensive income	—	251

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Other, net Cash Flows from Operating Activities:
Cash received for settlement of interest rate swaps	$40	$57
Cash paid for settlement of forward starting interest rate swaps	(76)	(237)
Cash received for settlement of treasury rate locks	—	251

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At March 31,	At December 31,
(dollars in millions)	2022	2021
Carrying amount of hedged liabilities	$23,653	$20,027
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(1,677)	(113)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	553	575

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

In April 2022, we entered into interest rate swaps for a total notional amount of $500 million.

Cross Currency Swaps
We have entered into cross currency swaps previously designated as cash flow hedges through March 31, 2022 to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains recognized in Other comprehensive income was reclassified to Interest expense to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item. See Note 9 for additional information.

On March 31, 2022, we elected to de-designate our cross currency swaps and re-designated these swaps as fair value hedges. For these hedges, we have elected to exclude the change in fair value of the cross currency swap related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as part of Interest expense.

Changes in the fair value of cross currency swaps attributable to the excluded components are recorded to Other comprehensive income and will be amortized to Interest expense on a systematic and rational basis over the remaining life of the hedging instrument. The amount remaining in Accumulated other comprehensive loss amounting to $1.0 billion related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance. We recognize gains and losses resulting from interest rate movements in Other comprehensive income.

In April 2022, we settled forward starting interest rate swaps with a total notional amount of $600 million.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. We recognize gains and losses resulting from interest rate movements in Other comprehensive income.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both March 31, 2022 and December 31, 2021.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Foreign Exchange Forwards:
Notional value entered into	$2,646	$3,525
Notional value settled	2,603	3,630
Pre-tax loss recognized in Other income (expense), net	(28)	(30)
Swaptions:
Notional value sold	1,000	—
Notional value settled	1,000	—
Pre-tax loss recognized in Interest expense	(33)	—

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2022, we did not hold any collateral and posted $0.3 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. At December 31, 2021, we held and posted $0.1 billion and an insignificant amount, respectively, of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Income
The following table summarizes the components of net periodic benefit income related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2022	2021	2022	2021
Service cost - Cost of services	$58	$65	$19	$24
Service cost - Selling, general and administrative expense	8	9	4	5
Service cost	66	74	23	29

Amortization of prior service cost (credit)	15	15	(203)	(223)
Expected return on plan assets	(297)	(309)	(7)	(6)
Interest cost	110	95	83	72
Other components	(172)	(199)	(127)	(157)

Total	$(106)	$(125)	$(104)	$(128)

The service cost component of net periodic benefit income is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three months ended March 31, 2022, we paid severance benefits of $94 million. During the three months ended March 31, 2022, we recorded pre-tax severance activity of an insignificant amount. At March 31, 2022, we had a remaining severance liability of $444 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the three months ended March 31, 2022 and March 31, 2021, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans. We do not expect mandatory pension funding through December 31, 2022. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2022.

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended March 31,	2022		2021
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,861		13,404
Other		13		4
Balance at end of period		13,874		13,408

Retained Earnings
Balance at beginning of period		71,993		60,464
Net income attributable to Verizon		4,580		5,245
Dividends declared ($0.6400, $0.6275 per share)		(2,692)		(2,602)
Other		10		—
Balance at end of period		73,891		63,107

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period attributable to Verizon		(927)		(71)
Foreign currency translation adjustments		(29)		(38)
Unrealized gain on cash flow hedges		207		909
Unrealized loss on marketable securities		(18)		(5)
Defined benefit pension and postretirement plans		(139)		(155)
Other comprehensive income		21		711
Balance at end of period attributable to Verizon		(906)		640

Treasury Stock
Balance at beginning of period	(93,635)	(4,104)	(153,304)	(6,719)
Employee plans	1,842	81	1,935	85
Shareholder plans	3	—	3	—
Balance at end of period	(91,790)	(4,023)	(151,366)	(6,634)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		538		335
Restricted stock equity grant		109		99
Amortization		(150)		(152)
Balance at end of period		497		282

Noncontrolling Interests
Balance at beginning of period		1,410		1,430
Total comprehensive income		131		133
Distributions and other		(128)		(112)
Balance at end of period		1,413		1,451
Total Equity		$85,175		$72,683

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the three months ended March 31, 2022. At March 31, 2022, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 1.8 million shares of common stock issued from Treasury stock during the three months ended March 31, 2022.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2022	$(545)	$(1,472)	$16	$1,074	$(927)
Other comprehensive loss	(29)	(224)	(18)	—	(271)
Amounts reclassified to net income	—	431	—	(139)	292
Net other comprehensive income (loss)	(29)	207	(18)	(139)	21
Balance at March 31, 2022	$(574)	$(1,265)	$(2)	$935	$(906)

The amounts presented above in Net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gain (loss) on cash flow hedges in the table above are included in Interest expense in our condensed consolidated statements of income. See Note 7 for additional information. The amounts reclassified to net income related to unrealized gain (loss) on marketable securities in the table above are included in Other income (expense), net in our condensed consolidated statements of income. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Other income (expense), net in our condensed consolidated statements of income. See Note 8 for additional information.

Note 10. Segment Information
Reportable Segments
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Our segments and their principal activities consist of the following:

Segment	Description
Verizon Consumer Group	Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand, TracFone brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Verizon Business Group	Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world.
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

Corporate and other primarily includes insurance captives, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses, including Verizon Media, and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

We completed the sale of Verizon Media on September 1, 2021. Refer to Note 3 for additional information on the sale of Verizon Media.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
External Operating Revenues
Consumer
Service	$18,126	$16,566
Wireless equipment	5,374	4,192
Other	1,742	1,982
Total Consumer	25,242	22,740

Business
Small and Medium Business	3,037	2,825
Global Enterprise	2,460	2,557
Public Sector and Other	1,552	1,645
Wholesale	647	735
Total Business	7,696	7,762
Total reportable segments	$32,938	$30,502

Intersegment Revenues
Consumer	$50	$58
Business	13	19
Total reportable segments	$63	$77

Total Operating Revenues
Consumer	$25,292	$22,798
Business(1)	7,709	7,781
Total reportable segments	$33,001	$30,579

Operating Income
Consumer	$7,319	$7,519
Business	673	899
Total reportable segments	$7,992	$8,418
(1) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $6.7 billion and $962 million, respectively, for the three months ended March 31, 2022, and approximately $7.0 billion and $752 million, respectively, for the three months ended March 31, 2021.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Consumer	$2,911	$2,860
Business	295	276
Total Fios revenue	$3,206	$3,136

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Consumer	$15,217	$13,684
Business	3,125	3,060
Total Wireless service revenue	$18,342	$16,744

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of the special items that the chief operating decision maker does not consider in assessing segment performance, primarily due to their nature.

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Total reportable segment operating revenues	$33,001	$30,579
Corporate and other	618	2,422
Eliminations	(65)	(134)
Total consolidated operating revenues	$33,554	$32,867

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Total reportable segment operating income	$7,992	$8,418
Corporate and other	(24)	(233)
Other components of net periodic benefit charges (Note 8)	(172)	(192)
Loss on spectrum licenses (Note 3)	—	(223)
Total consolidated operating income	7,796	7,770

Equity in earnings (losses) of unconsolidated businesses	(3)	8
Other income (expense), net	(924)	401
Interest expense	(786)	(1,101)
Income Before Provision For Income Taxes	$6,083	$7,078

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2022 or 2021.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segment operating income.

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

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. In 2022, we are focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks, platforms and solutions. We are creating business value by earning customers', employees' and shareholders' trust, limiting our environmental impact and continuing our customer base growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that 2022 will be a peak year of capital investment for us as we look to rapidly deploy C-Band spectrum, which, together with our industry leading millimeter wave deployment, 4G LTE network, fiber infrastructure and other network deployments, will drive innovative products and services and fuel our growth.

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

Highlights of Our Financial Results for the Three Months Ended March 31, 2022 and 2021
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended March 31, 2022 and 2021

———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon brand, TracFone Wireless, Inc. (TracFone) brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

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

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three months ended March 31, 2022 totaled $25.3 billion, representing an increase of 10.9% compared to the similar period in 2021. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three months ended March 31, 2022 totaled $7.7 billion, representing a decrease of 0.9% compared to the similar period in 2021. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

Corporate and Other
Corporate and other primarily includes insurance captives, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses, including Verizon Media Group (Verizon Media), and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance. See "Consolidated Results of Operations" for additional information regarding Corporate and other results.
Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2022, these investments included $5.8 billion for capital expenditures, inclusive of the C-Band capital expenditures described below. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2022 are currently expected to be in the range of $16.5 billion to $17.5 billion, including the further expansion of our 5G network in new and existing markets, the densification of our 4G Long-Term Evolution (LTE) wireless network to manage future traffic demands, and the continued deployment of our fiber infrastructure. Expenditures related to the deployment of our C-Band spectrum will be in addition to this amount and are expected to be $5.0 billion to $6.0 billion in 2022. As of March 31, 2022, our capital expenditures include approximately $1.5 billion related to our C-Band deployment. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for competing in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our networks by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. In January 2022, we successfully deployed C-Band spectrum, which as of March 31, 2022, covers approximately 113 million points of presence in the U.S. 5G Nationwide uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

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

Impact of the COVID-19 Pandemic
For a discussion of the impacts on and the risks to our business from the COVID-19 pandemic, refer to Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. The COVID-19 pandemic continues to be dynamic, and challenges across the economy remain, including as a result of new virus variants. We remain committed to caring for the health and safety of our employees and our customers through these challenges while supporting the communities in which we operate. While we have not experienced a material impact on our business from these new variants to date, we cannot predict with certainty the ultimate impact they may have on our results of operations in the future, and will continue to monitor their evolution.

Impact of Inflation
As a result of the inflationary environment during the first quarter of 2022, we have begun to experience increases in our direct costs, including energy-related costs for our network operations and transportation, as well as labor-related costs, and we expect to see continued inflationary cost pressures throughout the remainder of the year. We believe that this inflationary environment and the resulting decline in real wages in the U.S. may begin to negatively impact the consumer and business landscape of our industry. While these developments have not had a material impact on our financial condition or results of operations to date, we cannot predict with certainty how long this altered environment will last or how it will impact our results in the near- or long-term.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Consumer	$25,292	$22,798	$2,494	10.9%
Business	7,709	7,781	(72)	(0.9)
Corporate and other	618	2,422	(1,804)	(74.5)
Eliminations	(65)	(134)	69	(51.5)
Consolidated Revenues	$33,554	$32,867	$687	2.1

Consolidated revenues increased during the three months ended March 31, 2022 compared to the similar period in 2021, due to an increase in our Consumer segment, partially offset by decreases in our Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased during the three months ended March 31, 2022 compared to the similar period in 2021, primarily due to the Verizon Media sale completed in September 2021. Verizon Media's total operating revenues were approximately $1.9 billion for the three months ended March 31, 2021. See Note 3 to the condensed consolidated financial statements for additional information on the Verizon Media sale.

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Cost of services	$7,227	$8,020	$(793)	(9.9)%
Cost of wireless equipment	7,123	5,502	1,621	29.5
Selling, general and administrative expense	7,172	7,401	(229)	(3.1)
Depreciation and amortization expense	4,236	4,174	62	1.5
Consolidated Operating Expenses	$25,758	$25,097	$661	2.6

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

Cost of services decreased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•a decrease in traffic acquisition costs of $729 million primarily related to the sale of Verizon Media;
•a decrease in personnel costs of $231 million primarily related to the sale of Verizon Media;
•a decrease in regulatory fees of $122 million due to a lower Federal Universal Service Fund (FUSF) rate;
•an increase in access costs of $182 million primarily due to the inclusion of TracFone results, partially offset by a decline in voice services; and
•an increase in rent expense of $117 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers in April 2021 to support the build out of our 5G wireless network.

See Note 3 to the condensed consolidated financial statements for additional information on both the sale of Verizon Media and the acquisition of TracFone.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•an increase of $863 million driven by a higher volume of wireless devices sold;
•an increase of $546 million due to the inclusion of TracFone results; and
•an increase of $365 million related to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense decreased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•the $223 million loss resulting from agreements entered into to sell certain wireless licenses in 2021;
•a decrease of $123 million in other general expenses, primarily driven by rent and rebates;
•a decrease in personnel costs of $89 million primarily related to the sale of Verizon Media, partially offset by the inclusion of TracFone results;
•an increase in advertising expenses of $152 million primarily due to the inclusion of TracFone results and the launch of the 5G Ultra campaign; and
•an increase in the provision for credit losses of $105 million driven by volume and an increase in the expected loss rate partially as a result of change in device payment plan terms to 36 months.

See Note 3 to the condensed consolidated financial statements for additional information on loss on spectrum licenses, the sale of Verizon Media and the acquisition of TracFone.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2022, compared to the similar period in 2021. The increase was primarily due to the change in the mix of net depreciable and amortizable assets, including acquisition-related intangible assets, as well as deployment of C-Band.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Interest income	$10	$15	$(5)	(33.3)%
Other components of net periodic benefit income	299	356	(57)	(16.0)
Other, net	(1,233)	30	(1,263)	nm
Total	$(924)	$401	$(1,325)	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net changed during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•the $1.2 billion early debt redemption costs in the first quarter of 2022 primarily in connection with tender offers.

Interest Expense

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Total interest costs on debt balances	$1,308	$1,275	$33	2.6%
Less capitalized interest costs	522	174	348	nm
Total	$786	$1,101	$(315)	(28.6)

Average debt outstanding (1) (3)	$153,502	$135,967
Effective interest rate (2) (3)	3.4%	3.8%
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
nm - not meaningful

Total interest expense decreased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•an increase in capitalized interest costs as a result of qualifying activities performed on C-Band licenses; and
•relatively flat interest costs due to higher average debt balances with lower average interest rates as a result of our continuing focus on optimizing our debt footprint and total borrowing costs.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Provision for income taxes	$1,372	$1,700	$(328)	(19.3)%
Effective income tax rate	22.6%	24.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate during the three months ended March 31, 2022, compared to the similar period in 2021, was primarily due to higher tax benefits from the favorable resolution of various income tax matters in the current period. The decrease in the provision for income taxes during the three months ended March 31, 2022, compared to the similar period in 2021, was primarily due to the decrease in income before income taxes as a result of early debt redemption costs in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $3.0 billion and $3.1 billion at March 31, 2022 and December 31, 2021, respectively. Interest and penalties related to unrecognized tax benefits were $538 million (after-tax) and $551 million (after-tax) at March 31, 2022 and December 31, 2021, respectively.

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

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA
Consolidated earnings before interest, taxes, depreciation and amortization expense (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-generally accepted accounting principles (GAAP) measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense to net income.

Consolidated Adjusted EBITDA is calculated by excluding from Consolidated EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of certain special items. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes, and depreciation and amortization policies. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

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

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Consolidated Net Income	$4,711	$5,378
Add:
Provision for income taxes	1,372	1,700
Interest expense	786	1,101
Depreciation and amortization expense (1)	4,236	4,174
Consolidated EBITDA	$11,105	$12,353

Add (Less):
Other (income) expense, net (2)	$924	$(401)
Equity in (earnings) losses of unconsolidated businesses	3	(8)
Loss on spectrum licenses	—	223
Consolidated Adjusted EBITDA	$12,032	$12,167
(1) Includes Amortization of acquisition-related intangible assets, which was $238 million and $276 million during the three months ended March 31, 2022 and 2021, respectively. See "Special Items" for additional information.
(2) Includes Early debt redemption costs, which was $1.2 billion during the three months ended March 31, 2022. See "Special Items" and "Other Income (Expense), Net" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2022, compared to the similar period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireless retail prepaid connections are retail prepaid customer device connections as of the end of the period. Wireless retail prepaid connections are calculated by adding retail prepaid new connections in the period to prior period retail prepaid connections, and subtracting retail prepaid disconnects in the period.

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

Total broadband connections are the total number of connections to the internet using Fios internet services, Digital Subscriber Line (DSL), and Fixed Wireless Access (FWA) as of the end of the period. Total broadband connections are calculated by adding total broadband connections, net additions in the period to prior period total broadband connections.

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

Wireless retail prepaid connections, net additions are the total number of additional retail customer device prepaid connections, less the number of device disconnects in the period. Wireless retail prepaid connections, net additions in each period presented are calculated by subtracting the retail prepaid disconnects, net of certain adjustments, from the retail prepaid new connections in the period.

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

Total broadband connections, net additions are the total number of additional total broadband connections, less the number of total broadband disconnects in the period. Total broadband connections, net additions in each period presented are calculated by subtracting the total broadband disconnects, net of certain adjustments, from the total broadband new connections in the period.

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

Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA), which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment operating income (loss). Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues. See Note 10 to the condensed consolidated financial statements for additional information.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand, TracFone brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions, except ARPA)	2022	2021	(Decrease)
Service	$18,126	$16,569	$1,557	9.4%
Wireless equipment	5,374	4,192	1,182	28.2
Other	1,792	2,037	(245)	(12.0)
Total Operating Revenues	$25,292	$22,798	$2,494	10.9

Connections (‘000):(1)
Wireless retail postpaid	91,414	90,172	1,242	1.4
Wireless retail prepaid (2)	23,772	4,058	19,714	nm
Total wireless retail	115,186	94,230	20,956	22.2
Fios internet	6,596	6,300	296	4.7
Fios video	3,495	3,772	(277)	(7.3)
Total broadband	7,141	6,739	402	6.0

Net Additions in Period (‘000):(3)
Wireless retail postpaid	(126)	(326)	200	61.3
Wireless retail prepaid (2)	(80)	19	(99)	nm
Total wireless retail	(206)	(307)	101	32.9

Wireless retail postpaid phones	(292)	(225)	(67)	(29.8)

Total broadband	149	78	71	91.0

Churn Rate:
Wireless retail	1.51%	1.11%
Wireless retail postpaid	0.95%	0.97%
Wireless retail postpaid phones	0.77%	0.77%

Account Statistics:
Wireless retail postpaid ARPA	$123.96	$120.86	$3.10	2.6
Wireless retail postpaid accounts (‘000) (1)	33,514	33,588	(74)	(0.2)
Wireless retail postpaid connections per account (1)	2.73	2.68	0.05	1.9
(1)As of end of period
(2)Acquisition of TracFone was completed on November 23, 2021. See Note 3 to the condensed consolidated financial statements for additional information.
(3)Includes certain adjustments
nm - not meaningful

Consumer’s total operating revenues increased during three months ended March 31, 2022, compared to the similar period in 2021, as a result of increases in Service revenue and Wireless equipment revenue, partially offset by a decrease in Other revenues.

Service Revenue
Service revenue increased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily driven by increases in Wireless service revenue and Fios service revenue.

Wireless service revenue increased $1.5 billion during the three months ended March 31, 2022 primarily due to:
•an increase of $1.1 billion, representing the net impact as a result of the acquisition of TracFone in the fourth quarter of 2021;
•an increase of $267 million in access revenues related to our postpaid plans driven by mobile security products included in certain protection packages, additional subscribers and migrations to higher priced plans, as well as growth related to content offerings and cloud services; and
•an increase of $83 million related to growth in non-retail service revenue.

For the three months ended March 31, 2022, Fios service revenue totaled $2.7 billion, representing an increase of $62 million, compared to the similar period in 2021, primarily resulting from an increase in Fios internet connections, reflecting increased demand for higher broadband speeds, partially offset by a decrease in Fios voice and video revenues.

Wireless Equipment Revenue
Wireless equipment revenue increased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•an increase of $571 million driven by a higher volume of wireless devices sold, partially offset by related promotions;
•an increase of $365 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $245 million due to the inclusion of TracFone results.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with certain products included in our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue decreased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•a decrease of $184 million that resulted from an update to our device protection offering which increased the price of the bundled offering and changed the product mix within the offering such that a smaller amount of the overall device protection revenue is recognized in Other revenue; and
•a decrease of $36 million related to a lower FUSF rate and resulting surcharges.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Cost of services	$4,446	$4,000	$446	11.2%
Cost of wireless equipment	5,813	4,392	1,421	32.4
Selling, general and administrative expense	4,552	4,026	526	13.1
Depreciation and amortization expense	3,162	2,861	301	10.5
Total Operating Expenses	$17,973	$15,279	$2,694	17.6

Cost of Services
Cost of services increased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•an increase in access costs of $284 million primarily due to the inclusion of TracFone results; and
•an increase in rent expense of $100 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers in April 2021 to support the build out of our 5G wireless network.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•an increase of $706 million driven by a higher volume of wireless devices sold;
•an increase of $546 million due to the inclusion of TracFone results; and
•an increase of $223 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•an increase in personnel costs of $234 million primarily due to the inclusion of TracFone results;
•an increase in advertising expenses of $215 million primarily due to the inclusion of TracFone results and the launch of the 5G Ultra campaign; and
•an increase in provision for credit losses of $100 million driven by volume and an increase in the expected loss rate partially as a result of change in device payment plan terms to 36 months.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2022, compared to the similar period in 2021, driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Segment Operating Income	$7,319	$7,519	$(200)	(2.7)%
Add Depreciation and amortization expense	3,162	2,861	301	10.5
Segment EBITDA	$10,481	$10,380	$101	1.0
Segment operating income margin	28.9%	33.0%
Segment EBITDA margin	41.4%	45.5%

The changes in the table above during the three months ended March 31, 2022, compared to the similar period in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Small and Medium Business	$3,041	$2,830	$211	7.5%
Global Enterprise	2,461	2,559	(98)	(3.8)
Public Sector and Other	1,552	1,646	(94)	(5.7)
Wholesale	655	746	(91)	(12.2)
Total Operating Revenues(1)	$7,709	$7,781	$(72)	(0.9)

Connections (‘000):(2)
Wireless retail postpaid	27,809	26,621	1,188	4.5
Fios internet	361	339	22	6.5
Fios video	71	73	(2)	(2.7)
Total broadband	692	512	180	35.2

Net Additions in Period (‘000):(3)
Wireless retail postpaid	395	156	239	nm
Wireless retail postpaid phones	256	47	209	nm
Total broadband	80	3	77	nm

Churn Rate:
Wireless retail postpaid	1.34%	1.24%
Wireless retail postpaid phones	1.06%	1.01%
(1)Service and other revenues included in our Business segment amounted to approximately $6.7 billion and $7.0 billion for the three months ended March 31, 2022 and 2021, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $962 million and $752 million for the three months ended March 31, 2022 and 2021, respectively.
(2)As of end of period
(3)Includes certain adjustments
nm - not meaningful

Business’s total operating revenues decreased during the three months ended March 31, 2022, compared to the similar period in 2021, as a result of decreases in Wholesale, Public Sector and Other and Global Enterprise revenues, partially offset by an increase in Small and Medium Business revenues.

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

Small and Medium Business revenues increased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•an increase in wireless equipment revenue of $152 million driven by a higher volume of devices sold and a shift to higher priced equipment in the mix of devices sold; and
•an increase in wireless service revenue of $76 million driven by an increase in the amount of wireless retail postpaid connections.

For the three months ended March 31, 2022, Fios revenues totaled $253 million, which represents an increase of $14 million compared to the similar period in 2021. The increase was primarily related to increases in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•a decrease of $110 million in traditional data and voice communication services related to secular pressures in the marketplace;
•a decrease of $44 million due to a lower FUSF rate and resulting surcharges; and

•an increase in wireless equipment revenue of $57 million driven by a higher volume of devices sold and a shift to higher priced equipment in the mix of devices sold.

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

Public Sector and Other revenues decreased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•a decrease of $29 million in wireless service revenue primarily due to a lower level of distance learning connections, which peaked during the height of the COVID-19 pandemic in 2021;
•a decrease of $22 million in networking revenue and traditional voice communication services;
•a decrease of $14 million in customer premise equipment due to volume; and
•a decrease of $16 million related to a lower FUSF rate and resulting surcharges.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•a decrease of $91 million related to declines in traditional voice communication and network connectivity as a result of technology substitution and rationalization of international traffic, as well as a decrease in core data.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Cost of services	$2,606	$2,690	$(84)	(3.1)%
Cost of wireless equipment	1,310	1,111	199	17.9
Selling, general and administrative expense	2,059	2,068	(9)	(0.4)
Depreciation and amortization expense	1,061	1,013	48	4.7
Total Operating Expenses	$7,036	$6,882	$154	2.2

Cost of Services
Cost of services decreased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•a decrease in access costs of $96 million resulting from a decline in voice services;
•a decrease in regulatory fees of $83 million related to a lower FUSF rate;
•an increase in other direct costs of $32 million related to professional services;
•an increase in building and facilities costs of $16 million due to higher utility rates; and
•an increase in rent expense of $18 million due to adding capacity to the networks to support demand.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to:
•an increase of $158 million driven by a higher volume of wireless devices sold;
•an increase of $141 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•a decrease of $98 million due to a product recall undertaken for certain jetpack units in 2021.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2022, compared to the similar period in 2021, driven by the change in the mix of total Verizon depreciable and amortizable assets and Business usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2022	2021	(Decrease)
Segment Operating Income	$673	$899	$(226)	(25.1)%
Add Depreciation and amortization expense	1,061	1,013	48	4.7
Segment EBITDA	$1,734	$1,912	$(178)	(9.3)

Segment operating income margin	8.7%	11.6%
Segment EBITDA margin	22.5%	24.6%

The changes in the table above during the three months ended March 31, 2022 compared to the similar period in 2021 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$238	$276
Early debt redemption costs
Other (income) expense, net	1,241	—
Loss on spectrum licenses
Selling, general and administrative expense	—	223
Total	$1,479	$499
(1) Certain amounts have been reclassified to conform to the current period presentation.

Consolidated Adjusted EBITDA (non-GAAP measure) presented in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" excludes all of the amounts listed above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021
Within Total Operating Expenses(1)	$238	$499
Within Other (income) expense, net	1,241	—
Total	$1,479	$499
(1) Certain amounts have been reclassified to conform to the current period presentation.

Amortization of Acquisition-Related Intangible Assets
During the three months ended March 31, 2022 and 2021, we recorded pre-tax amortization expense of $238 million and $276 million, respectively, related to acquired intangible assets.

Early Debt Redemption Costs
During the three months ended March 31, 2022, we recorded pre-tax early debt redemption costs of $1.2 billion primarily in connection with tender offers. See Note 5 to the condensed consolidated financial statements for additional information.

Loss on Spectrum Licenses
During the three months ended March 31, 2021, we recognized a pre-tax loss of $223 million as a result of signing two agreements to sell certain wireless licenses. See Note 3 to the condensed consolidated financial statements for additional information.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021	Change
Cash Flows Provided By (Used In)
Operating activities	$6,821	$9,694	$(2,873)
Investing activities	(7,995)	(49,653)	41,658
Financing activities	245	27,956	(27,711)
Decrease in cash, cash equivalents and restricted cash	$(929)	$(12,003)	$11,074

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

We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities, or to maintain an appropriate capital structure to ensure our financial flexibility. Our available external financing arrangements include an active commercial paper program, credit available under credit facilities and other bank lines of credit, vendor financing arrangements, issuances of registered debt or equity securities, U.S. retail medium-term notes and other capital market securities that are privately-placed or offered overseas. In addition, we monetize our device payment plan agreement receivables through asset-backed debt transactions.

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $2.9 billion during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to changes in working capital driven by impacts from increased inventory levels to manage the supply chain, as well as a change in receivables due to an increase in activation volumes. This decrease was further driven by a decrease in earnings. As a result of prior years' discretionary contributions and the fact that actual asset returns have been higher than expected through 2021, we expect that there will be no required pension funding through 2031, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the three months ended March 31, 2022 and 2021 were $5.8 billion and $4.5 billion, respectively. Capital expenditures increased approximately $1.3 billion during the three months ended March 31, 2022, compared to the similar period in 2021, primarily due to increased focus on 5G technology deployment.

Acquisitions of Wireless Licenses
During the three months ended March 31, 2021, we paid approximately $44.6 billion for spectrum licenses in connection with Auction 107. During the three months ended March 31, 2022, we made additional payments of $1.4 billion for obligations related to accelerated clearing incentives associated with the auction.

During the three months ended March 31, 2022 and 2021, we recorded capitalized interest related to wireless licenses of $452 million and $114 million, respectively.

During the three months ended March 31, 2022 and 2021, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount and $90 million, respectively.

Acquisitions of Businesses, Net of Cash Acquired
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $412 million, net of cash acquired.

Cash Flows Provided By Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2022, net cash provided by financing activities was $245 million. During the three months ended March 31, 2021, net cash provided by financing activities was $28.0 billion.

During the three months ended March 31, 2022, our net cash provided by financing activities was primarily driven by proceeds from long-term borrowings of $3.6 billion, proceeds from asset-backed long-term borrowings of $3.5 billion and net proceeds of $4.0 billion from other financing activities. These proceeds were partially offset by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $6.6 billion, cash dividends of $2.7 billion and repayments of asset-backed long-term borrowings of $1.7 billion.

At March 31, 2022, our total debt of $153.4 billion included unsecured debt of $137.3 billion and secured debt of $16.1 billion. At December 31, 2021, our total debt of $150.9 billion included unsecured debt of $136.7 billion and secured debt of $14.2 billion. During the three months ended March 31, 2022 and 2021, our effective interest rate was 3.4% and 3.8%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At March 31, 2022
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2024	$9,500	$9,424	N/A
Various export credit facilities (2)	2024 - 2030	9,000	—	$6,471
Total		$18,500	$9,424	$6,471
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the three months ended March 31, 2022 and 2021, we drew down $2.0 billion and $470 million, respectively, from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Other, Net
Other, net financing activities during the three months ended March 31, 2022 includes $3.8 billion in net proceeds from commercial paper, $1.0 billion in proceeds from a short-term uncommitted credit facility and early debt redemption costs. See "Special Items" for additional information on the early debt redemption costs.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.7 billion and $2.6 billion in cash dividends during the three months ended March 31, 2022 and 2021, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at March 31, 2022 totaled $1.7 billion, a $1.3 billion decrease compared to December 31, 2021, primarily as a result of the factors discussed above.

Restricted cash totaled $1.6 billion and $1.2 billion as of March 31, 2022 and December 31, 2021, respectively, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts. The increase of $331 million was primarily driven by the completion of two asset-backed debt transactions during the three months ended March 31, 2022.

Free Cash Flow
Free cash flow is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, we believe, when viewed with our GAAP results, provides management, investors and other users of our financial information with a more complete understanding of factors and trends affecting our cash flows. Free cash flow is calculated by subtracting capital expenditures (including capitalized software) from net cash provided by operating activities. We believe it is a more conservative measure of cash flow since capital expenditures are necessary for ongoing operations. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. For example, free cash flow does not incorporate payments made on finance lease obligations or cash payments for business acquisitions or wireless licenses. Therefore, we believe it is important to view free cash flow as a complement to our entire condensed consolidated statements of cash flows.

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2022	2021	Change
Net cash provided by operating activities	$6,821	$9,694	$(2,873)
Less Capital expenditures (including capitalized software)	5,821	4,494	1,327
Free cash flow	$1,000	$5,200	$(4,200)

The decrease in free cash flow during the three months ended March 31, 2022, compared to the similar period in 2021, is a reflection of the decrease in operating cash flows and the increase in capital expenditures, both of which are discussed above.

Other Future Obligations
As of March 31, 2022, Verizon had 20 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term ranging from 12 to 18 years following the facility's entry into commercial operation. Three of the facilities have entered into commercial operation, with the remainder generally expected to enter into commercial operation at various times prior to 2025. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities. Under the REPAs, we plan to purchase the energy generated by up to an aggregate of approximately 2.6 gigawatts of capacity across multiple states, including Arizona, Illinois, Indiana, Iowa, Maryland, New York, North Carolina, Ohio, Pennsylvania, Texas and West Virginia.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2022, we did not hold any collateral and posted $0.3 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. At December 31, 2021, we held and posted $0.1 billion and an insignificant amount, respectively, of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2022, approximately 74% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $405 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and certain of our interest rate derivative transactions utilize interest rates that are linked to the London Inter-Bank Offered Rate (LIBOR) as the benchmark rate. The U.S. dollar LIBOR rates utilized in these transactions will cease publication after June 30, 2023, in accordance with recent U.S. and international regulatory guidance for reform. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions. We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt, taking into account the impact of our interest rate hedging. In 2021, we began utilizing interest rates that are linked to the Secured Overnight Financing Rate as the benchmark rate for various floating rate transactions.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2022, the fair value of the asset and liability of these contracts was $71 million and $1.9 billion, respectively. At December 31, 2021, the fair value of the asset and liability of these contracts was $473 million and $666 million, respectively. At March 31, 2022 and December 31, 2021, the total notional amount of the interest rate swaps was $25.6 billion and $19.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At March 31, 2022, the fair value of the liability of these contracts was $99 million. At December 31, 2021, the fair value of the liability of these contracts was $302 million. At March 31, 2022 and December 31, 2021, the total notional amount of the forward starting interest rate swaps was $600 million and $1.0 billion, respectively.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at March 31, 2022 or December 31, 2021.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At March 31, 2022, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. On March 31, 2022, we voluntarily elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated the swaps as fair value hedges. At March 31, 2022, the fair value of the asset and liability of these contracts was $382 million and $1.8 billion, respectively. At December 31,

2021, the fair value of the asset and liability of these contracts was $589 million and $1.6 billion, respectively. At both March 31, 2022 and December 31, 2021, the total notional amount of the cross currency swaps was $32.5 billion.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

At March 31, 2022, the fair value of the asset and liability of these contracts was insignificant. At December 31, 2021, the fair value of the asset of these contracts was insignificant and there was no amount related to the liability of these contracts. At March 31, 2022 and December 31, 2021, the total notional amount of the foreign exchange forwards was $975 million and $932 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. During the year ended December 31, 2021, we made payments of $1.3 billion primarily related to certain obligations for projected clearing costs. In January 2022, we made additional payments of $1.4 billion for obligations related to accelerated clearing incentives, which were accrued as of December 31, 2021. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. The carrying value also includes capitalized interest to the extent qualifying activities have occurred.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected December 2023 timeframe. Our estimated costs relating to these agreements could reach $340 million. This early clearance, if successful, would accelerate Verizon's access to more spectrum in a number of key markets to support its 5G initiatives.

See Note 3 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (TracFone Purchase Agreement) with América Móvil to acquire TracFone, a leading provider of prepaid and value mobile services in the U.S. The transaction closed on November 23, 2021 (the Acquisition Date). In accordance with the terms of the TracFone Purchase Agreement, Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, subject to customary adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $542 million, and represents a Level 3 measurement. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period, as defined in the TracFone Purchase Agreement. Payments related to the contingent consideration are expected to begin in 2022 and continue through 2024. See Note 3 to the condensed consolidated financial statements for additional information.

Bluegrass Cellular
In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass, a rural wireless operator serving central Kentucky. Bluegrass provides wireless service to 210,000 customers in 34 counties in rural service areas 3, 4, and 5 in Central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $412 million, net of cash acquired. See Note 3 to the condensed consolidated financial statements for additional information.

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

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

•adverse conditions in the U.S. and international economies, including inflation in the markets in which we operate;

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2022.

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

There were no changes in the Company’s internal control over financial reporting during the first quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended March 31, 2022. At March 31, 2022, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Form of 2022 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2022 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), certain instruments which define the rights of holders of long-term debt of Verizon and its consolidated subsidiaries are not filed herewith, and Verizon hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 27, 2022	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)