Form 10-Q
period 2022-06-30
VERIZON COMMUNICATIONS INC
filed 2022-07-28
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

At June 30, 2022, 4,199,714,676 shares of the registrant’s common stock were outstanding, after deducting 91,718,970 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2022	2021	2022	2021

Operating Revenues
Service revenues and other	$27,115	$28,221	$54,333	$56,144
Wireless equipment revenues	6,674	5,543	13,010	10,487
Total Operating Revenues	33,789	33,764	67,343	66,631

Operating Expenses
Cost of services (exclusive of items shown below)	6,932	8,324	14,159	16,344
Cost of wireless equipment	7,488	5,931	14,611	11,433
Selling, general and administrative expense	7,496	7,324	14,668	14,725
Depreciation and amortization expense	4,321	4,020	8,557	8,194
Total Operating Expenses	26,237	25,599	51,995	50,696

Operating Income	7,552	8,165	15,348	15,935
Equity in earnings of unconsolidated businesses	41	1	38	9
Other income (expense), net	49	502	(875)	903
Interest expense	(785)	(844)	(1,571)	(1,945)
Income Before Provision For Income Taxes	6,857	7,824	12,940	14,902
Provision for income taxes	(1,542)	(1,875)	(2,914)	(3,575)
Net Income	$5,315	$5,949	$10,026	$11,327

Net income attributable to noncontrolling interests	$116	$149	$247	$282
Net income attributable to Verizon	5,199	5,800	9,779	11,045
Net Income	$5,315	$5,949	$10,026	$11,327

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.24	$1.40	$2.33	$2.67
Weighted-average shares outstanding (in millions)	4,201	4,141	4,201	4,141

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.24	$1.40	$2.33	$2.67
Weighted-average shares outstanding (in millions)	4,202	4,143	4,202	4,143
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2022	2021	2022	2021

Net Income	$5,315	$5,949	$10,026	$11,327
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(11), $(15), $(17) and $(7)	(136)	58	(165)	20
Unrealized gain (loss) on cash flow hedges, net of tax of $(19), $294, $(91) and $(46)	72	(777)	279	132
Unrealized loss on fair value hedges, net of tax of $88, $0 $88 and $0	(272)	—	(272)	—
Unrealized loss on marketable securities, net of tax of $2, $0, $7 and $1	(6)	—	(24)	(5)
Defined benefit pension and postretirement plans, net of tax of $24, $52, $72 and $103	(72)	(155)	(211)	(310)
Other comprehensive loss attributable to Verizon	(414)	(874)	(393)	(163)
Total Comprehensive Income	$4,901	$5,075	$9,633	$11,164

Comprehensive income attributable to noncontrolling interests	$116	$149	$247	$282
Comprehensive income attributable to Verizon	4,785	4,926	9,386	10,882
Total Comprehensive Income	$4,901	$5,075	$9,633	$11,164
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2022	2021

Assets
Current assets
Cash and cash equivalents	$1,857	$2,921
Accounts receivable	24,740	24,742
Less Allowance for credit losses	831	896
Accounts receivable, net	23,909	23,846
Inventories	3,646	3,055
Prepaid expenses and other	8,087	6,906
Total current assets	37,499	36,728

Property, plant and equipment	296,700	289,897
Less Accumulated depreciation	195,390	190,201
Property, plant and equipment, net	101,310	99,696

Investments in unconsolidated businesses	1,113	1,061
Wireless licenses	148,724	147,619
Goodwill	28,638	28,603
Other intangible assets, net	11,286	11,677
Operating lease right-of-use assets	27,098	27,883
Other assets	14,479	13,329
Total assets	$370,147	$366,596

Liabilities and Equity
Current liabilities
Debt maturing within one year	$12,873	$7,443
Accounts payable and accrued liabilities	20,956	24,833
Current operating lease liabilities	3,912	3,859
Other current liabilities	11,483	11,025
Total current liabilities	49,224	47,160

Long-term debt	136,184	143,425
Employee benefit obligations	15,125	15,410
Deferred income taxes	42,154	40,685
Non-current operating lease liabilities	22,597	23,203
Other liabilities	17,506	13,513
Total long-term liabilities	233,566	236,236

Commitments and Contingencies (Note 11)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,872	13,861
Retained earnings	76,401	71,993
Accumulated other comprehensive loss	(1,320)	(927)
Common stock in treasury, at cost (91,718,970 and 93,634,725 shares outstanding)	(4,020)	(4,104)
Deferred compensation – employee stock ownership plans (ESOPs) and other	654	538
Noncontrolling interests	1,341	1,410
Total equity	87,357	83,200
Total liabilities and equity	$370,147	$366,596
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2022	2021

Cash Flows from Operating Activities
Net Income	$10,026	$11,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,557	8,194
Employee retirement benefits	(121)	(1,819)
Deferred income taxes	1,514	1,978
Provision for expected credit losses	665	409
Equity in losses (earnings) of unconsolidated businesses, net of dividends received	(18)	25
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(1,959)	82
Other, net	(999)	242
Net cash provided by operating activities	17,665	20,438

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(10,491)	(8,716)
Cash received (paid) related to acquisitions of businesses, net of cash acquired	247	(458)
Acquisitions of wireless licenses	(2,275)	(45,278)
Other, net	(2,137)	51
Net cash used in investing activities	(14,656)	(54,401)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,617	31,444
Proceeds from asset-backed long-term borrowings	5,053	2,695
Repayments of long-term borrowings and finance lease obligations	(7,405)	(7,559)
Repayments of asset-backed long-term borrowings	(2,695)	(2,993)
Dividends paid	(5,378)	(5,198)
Other, net	2,971	(1,839)
Net cash provided by (used in) financing activities	(3,837)	16,550

Decrease in cash, cash equivalents and restricted cash	(828)	(17,413)
Cash, cash equivalents and restricted cash, beginning of period	4,161	23,498
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,333	$6,085
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

Earnings Per Common Share
There were a total of approximately 1.4 million and 1.5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2022, respectively. There were a total of approximately 1.9 million and 1.8 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2021, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2022	2021
Cash and cash equivalents	$1,857	$2,921	$(1,064)
Restricted cash:
Prepaid expenses and other	1,322	1,094	228
Other assets	154	146	8
Cash, cash equivalents and restricted cash	$3,333	$4,161	$(828)

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

We also earn revenues that are not accounted for under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and six months ended June 30, 2022, revenues from arrangements that were not accounted for under Topic 606 were approximately $775 million and $1.6 billion, respectively. During the three and six months ended June 30, 2021, revenues from arrangements that were not accounted for under Topic 606 were approximately $768 million and $1.5 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At June 30, 2022, month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and approximately 89% of our wireline Consumer and Small and Medium Business contracts, compared to June 30, 2021, for which month-to-month service contracts represented approximately 92% of our wireless postpaid contracts and 80% of our wireline Consumer and Small and Medium Business contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services, with or without promotional credits that require maintenance of service, are generally either month-to-month and cancellable at any time, are considered to contain terms ranging from greater than one month to up to thirty-six months (typically under a device payment plan), or contain terms ranging from greater than one month to up to twenty-four months (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to contracts that are not accounted for as month-to-month contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately nine years ending in August 2031 and have aggregate contract minimum payments totaling $1.9 billion.

At June 30, 2022, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2022, 2023 and thereafter was $10.9 billion, $15.2 billion and $9.7 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2022	2022	2021	2021
Receivables(1)	$10,620	$10,758	$9,387	$12,029
Device payment plan agreement receivables(2)	14,439	12,888	10,836	10,358
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

The following table presents information about contract balances:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2022	2022	2021	2021
Contract asset	$880	$934	$972	$937
Contract liability(1)	7,706	7,229	5,846	5,598
(1) Revenue recognized related to contract liabilities existing at January 1, 2022 were $365 million and $4.7 billion for the three and six months ended June 30, 2022, respectively. Revenue recognized related to contract liabilities existing at January 1, 2021 were $199 million and $4.1 billion for the three and six months ended June 30, 2021, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2022	2021
Assets
Prepaid expenses and other	$697	$739
Other assets	183	195
Total	$880	$934

Liabilities
Other current liabilities	$6,310	$6,053
Other liabilities	1,396	1,176
Total	$7,706	$7,229

Contract Costs
Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which are then amortized to expense over the respective periods of expected benefit. We recognize an asset for incremental commission expenses paid to internal and external sales personnel and agents in conjunction with obtaining customer contracts. We only defer these costs when we have determined the commissions are incremental costs that would not have been incurred absent the customer contract and are expected to be recoverable. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Costs to obtain wireless contracts are amortized over both of our Consumer and Business customers' estimated upgrade cycles, as such costs are typically incurred each time a customer upgrades. Costs to obtain wireline contracts are amortized as expense over the estimated customer relationship period for our Consumer customers. Incremental costs to obtain wireline contracts for our Business customers are insignificant. Costs to obtain contracts are recorded in Selling, general and administrative expense.

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2022	2021
Assets
Prepaid expenses and other	$2,509	$2,432
Other assets	2,309	2,259
Total	$4,818	$4,691

For the three and six months ended June 30, 2022, we recognized expense of $735 million and $1.5 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2021, we recognized expense of $743 million and $1.5 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and six months ended June 30, 2022 or June 30, 2021.

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

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected December 2023 timeframe. Verizon incurred costs of approximately $164 million associated with these agreements, which were accrued for as of June 30, 2022. This early clearance, if successful, would accelerate Verizon's access to more spectrum in a number of key markets to support its 5G initiatives.

During both the three and six months ended June 30, 2022, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount. During the six months ended June 30, 2021, we recognized a pre-tax loss of $223 million ($167 million after-tax) in connection with the sale of certain wireless licenses.

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

In accordance with the terms of the TracFone Purchase Agreement, Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, subject to customary adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $545 million and represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 7 for additional information. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period, as defined in the TracFone Purchase Agreement. Payments related to the contingent consideration are expected to begin in the second half of 2022 and continue through 2024.

In May 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date.

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

	November 23,	Measurement Period Adjustments(1)	Adjusted
(dollars in millions)	2021		Fair Value
Consideration:
Cash, net of cash acquired and working capital and other adjustments	$3,491	$17	$3,508
Fair value of Verizon common stock (57,596,544 shares)	2,981	—	2,981
Fair value of contingent consideration to be paid	542	3	545
Total consideration	$7,014	$20	$7,034

Assets acquired:
Current assets	$1,370	$9	$1,379
Property, plant and equipment, net	96	(5)	91
Goodwill	3,723	70	3,793
Other intangible assets	4,374	—	4,374
Other assets	731	23	754
Total assets acquired	$10,294	$97	$10,391
Liabilities assumed:
Current liabilities	1,433	63	1,496
Deferred income taxes	1,007	19	1,026
Other liabilities	840	(5)	835
Total liabilities assumed	$3,280	$77	$3,357

Net assets acquired	$7,014	$20	$7,034
(1) Adjustments to the fair value measurements reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, that if known, would have affected the measurement of the amounts recognized as of that date. The most significant adjustments related to an increase in goodwill, deferred commission costs and deferred income taxes.

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

Pursuant to the TracFone Purchase Agreement, América Móvil agreed to indemnify Verizon against certain pre-acquisition tax matters and other contingencies. We have recorded total contingent liabilities and offsetting indemnification assets of $753 million for the expected reimbursement of these matters that had not been resolved as of the Acquisition Date. The liabilities are presented in Other liabilities and the indemnification assets are presented in Other assets, within our condensed consolidated balance sheets. The amounts recognized represent reasonable estimates based on an evaluation of current facts and circumstances. Actual outcome may differ significantly from these estimates. We expect that any additional liabilities that may arise related to these indemnified matters would be indemnified and reimbursed by América Móvil.

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

On September 28, 2021, the Apollo Affiliate redeemed $100 million of Verizon’s preferred limited partnership interest. The carrying value of our preferred limited partnership interest as of June 30, 2022 was $396 million. Verizon’s 10% common interest in the Apollo Affiliate is accounted for as an equity method investment. The post-sale results of Verizon’s common ownership interest in the Apollo Affiliate are recorded through the equity method of accounting, within Corporate and other, which are insignificant.

In connection with the closing of the transaction, we entered into Transition Services Agreements with the Apollo Affiliate, under which Verizon will continue to provide and receive specified administrative and technical services to support operations for up to 12 months and 18 months, respectively.

Under our ownership, Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $2.1 billion and $3.9 billion during the three and six months ended June 30, 2021, respectively.

Other
During both the three and six months ended June 30, 2022, we entered into and completed various other insignificant transactions for net cash consideration of an insignificant amount.

In connection with divestiture and other activity we recorded a pre-tax net gain of an insignificant amount in our condensed consolidated statement of income for the three and six months ended June 30, 2022.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At June 30,	At December 31,
(dollars in millions)	2022	2021
Wireless licenses	$148,724	$147,619

At June 30, 2022 and 2021, approximately $49.1 billion and $53.5 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $880 million and $154 million of capitalized interest on wireless licenses for the six months ended June 30, 2022 and 2021, respectively. We recorded $455 million of capitalized interest on Deposits for wireless licenses during the six months ended June 30, 2021.

During the six months ended June 30, 2022, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 15 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2022	$21,042	$7,515	$46	$28,603
Acquisitions (1)	70	—	—	70
Reclassifications, adjustments and other (2)	—	(16)	(19)	(35)
Balance at June 30, 2022	$21,112	$7,499	$27	$28,638
(1) The change in goodwill relates to the acquisition of TracFone. See Note 3 for additional information.
(2) Includes a goodwill impairment charge of $16 million, related to an early stage development company presented within Other, recorded in Selling, general and administrative expense in our condensed consolidated statements of income for the three and six months ended June 30, 2022.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At June 30, 2022			At December 31, 2021
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,185	$(1,423)	$2,762	$4,201	$(1,126)	$3,075
Non-network internal-use software (7 years)	22,118	(15,625)	6,493	21,310	(14,897)	6,413
Other (4 to 25 years)	2,988	(957)	2,031	2,974	(785)	2,189
Total	$29,291	$(18,005)	$11,286	$28,485	$(16,808)	$11,677

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2022	$651	$1,286
2021	480	1,109

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2022	$1,280
2023	2,398
2024	2,103
2025	1,911
2026	1,644
2027	940

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the three and six months ended June 30, 2022.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended March 31, 2022
Verizon and subsidiary 2.987% - 8.950% notes and debentures, due 2032 - 2056	$5,032	$5,587
Three Months Ended March 31, 2022 total	5,032	5,587
Six Months Ended June 30, 2022 total	$5,032	$5,587
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased	Amount Paid (1)
Three Months Ended March 31, 2022
Verizon floating rate (London Inter-Bank Offered Rate + 1.000%) notes due 2022	$1,094	$1,097
Three Months Ended March 31, 2022 total	1,094	1,097

Three Months Ended June 30, 2022
Subsidiary 8.000% debentures due 2022	103	108
Open market repurchases of various Verizon notes	359	307
Three Months Ended June 30, 2022 total	462	415
Six Months Ended June 30, 2022 total	$1,556	$1,512
(1) Represents amount paid to repay or repurchase, including any accrued interest.

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds (1)
Three Months Ended March 31, 2022
Verizon 3.875% notes due 2052 (2)	$1,000	$982
Verizon 4.100% notes due 2055	655	650
Three Months Ended March 31, 2022 total	1,655	1,632
Six Months Ended June 30, 2022 total	$1,655	$1,632
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

Short-Term Borrowing and Commercial Paper Program
In March 2022, we entered into and fully drew from a $1.0 billion short-term uncommitted credit facility. As of June 30, 2022, the $1.0 billion borrowed under the facility remains outstanding.

During the six months ended June 30, 2022, we issued $16.4 billion in commercial paper and we repaid $13.3 billion of commercial paper. As of June 30, 2022, we had $3.1 billion of commercial paper outstanding. These transactions were recorded within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Asset-Backed Debt
As of June 30, 2022, the carrying value of our asset-backed debt was $16.6 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the six months ended June 30, 2022, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2022
Series 2022-1
A Senior class notes	1.040	1.49	$799
B Junior class notes	1.270	1.49	64
C Junior class notes	1.390	1.49	37

Series 2022-2
A Senior class notes	1.530	2.99	710
B Junior class notes	1.830	2.99	57
C Junior class notes	2.010	2.99	33
January 2022 total			1,700

May 2022
Series 2022-3
A Senior class notes	3.010	1.49	400
B Junior class notes	3.250	1.49	—
C Junior class notes	3.500	1.49	16

Series 2022-4
A Senior class notes	3.400	2.99	488
B Junior class notes	3.640	2.99	42
C Junior class notes	3.890	2.99	20
May 2022 total			966
Total			$2,666

Under the terms of each series of ABS Notes, there is a revolving period of 18 months, two years or up to three years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the six months ended June 30, 2022, we made aggregate principal repayments of $2.0 billion on ABS Notes that have entered the amortization period, including principal payments made in connection with clean-up redemptions.

In July 2022, in connection with an optional acquisition of receivables and redemption of ABS Notes, we made a principal payment, in whole, for $127 million.

ABS Financing Facility
In January 2022, we prepaid an aggregate of $515 million of the two loans outstanding in connection with the ABS Financing Facility entered into in December 2021. In March 2022, we borrowed an additional $1.9 billion under the loan agreements entered into in connection with such ABS Financing Facility. In May 2022, we prepaid an aggregate of $130 million of the two loans outstanding in connection with such ABS Financing Facility. In June 2022, we borrowed an additional $545 million under the loan agreements entered into in connection with such ABS Financing Facility. The aggregate outstanding balance under such ABS Financing Facility was $6.1 billion as of June 30, 2022.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2022	2021
Assets
Accounts receivable, net	$11,851	$10,705
Prepaid expenses and other	1,363	1,094
Other assets	8,226	5,455

Liabilities
Accounts payable and accrued liabilities	7	10
Debt maturing within one year	6,049	5,024
Long-term debt	10,523	9,178

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At June 30, 2022
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2026	$9,500	$9,427	N/A
Various export credit facilities (2)	2024 - 2030	10,000	1,000	$6,206
Total		$19,500	$10,427	$6,206
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the six months ended June 30, 2022 and 2021, we drew down $2.0 billion and $470 million, respectively, from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In April 2022, we amended our $9.5 billion credit facility and extended its maturity to 2026.

Non-Cash Transactions
During the six months ended June 30, 2022 and 2021, we financed, primarily through alternative financing arrangements, the purchase of approximately $321 million and $145 million, respectively, of long-lived assets consisting primarily of network equipment. As of June 30, 2022 and December 31, 2021, $1.4 billion and $1.3 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Debt Extinguishment Gains (Losses), Net
During the three months ended June 30, 2022, we recorded debt extinguishment gains of $50 million. During the six months ended June 30, 2022, we recorded net debt extinguishment losses of $1.2 billion. During both the three and six months ended June 30, 2021, we recorded debt extinguishment losses of $1.1 billion. The gains and losses are recorded in Other income (expense), net in our condensed consolidated statements of income. The total gains and losses are reflected within Other, net cash flow from operating activities and the portion of the gains and losses representing cash payments are reflected within Net cash provided by (used in) financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2022, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheets:

	At June 30, 2022
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$13,427	$5,044	$6,269	$24,740
Less Allowance for credit losses	434	147	250	831
Accounts receivable, net of allowance	$12,993	$4,897	$6,019	$23,909
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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2022	2021
Device payment plan agreement receivables, gross	$23,226	$21,303
Unamortized imputed interest	(347)	(358)
Device payment plan agreement receivables, at amortized cost	22,879	20,945
Allowance (1)	(741)	(759)
Device payment plan agreement receivables, net	$22,138	$20,186

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,993	$12,783
Other assets	9,145	7,403
Device payment plan agreement receivables, net	$22,138	$20,186
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

Included in our device payment plan agreement receivables at both June 30, 2022 and December 31, 2021, are net device payment plan agreement receivables of $19.8 billion and $16.0 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At June 30, 2022 and December 31, 2021, the amount of the guarantee liability was $61 million and $77 million, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At June 30, 2022 and December 31, 2021, the amount of trade-in liability was $427 million and $366 million, respectively.

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

Available external credit data from credit reporting agencies along with internal data are used to create custom credit risk scores for Consumer customers. The custom credit risk score is generated automatically from the applicant’s credit data using proprietary custom credit models. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of short-tenured customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternative credit data is used for the risk assessment. For Business customers, we also verify the existence of the business with external data sources.

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

The following table presents device payment plan agreement receivables, at amortized cost, as of June 30, 2022, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2022	2021	Prior to 2021	Total
New customers	$1,359	$1,667	$196	$3,222
Existing customers	8,665	9,717	1,275	19,657
Total	$10,024	$11,384	$1,471	$22,879
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on June 30, 2022.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of June 30, 2022, wireless service receivables, at amortized cost, originating in 2022 and 2021 were $4.9 billion and $105 million, respectively.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2022	$759	$130
Current period provision for expected credit losses	363	195
Write-offs charged against the allowance	(399)	(202)
Recoveries collected	18	24
Balance at June 30, 2022	$741	$147
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At June 30,
(dollars in millions)	2022
Unbilled	$21,654
Billed:
Current	1,017
Past due	208
Device payment plan agreement receivables, at amortized cost	$22,879

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$19	$—	$19
Cross currency swaps	—	22	—	22
Interest rate caps	—	103	—	103
Other assets:
Fixed income securities	—	361	—	361
Cross currency swaps	—	58	—	58
Interest rate caps	—	121	—	121
Total	$—	$684	$—	$684

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$308	$—	$308
Foreign exchange forwards	—	9	—	9
Cross currency swaps	—	406	—	406
Interest rate caps	—	103	—	103
Contingent consideration	—	—	332	332
Other liabilities:
Interest rate swaps	—	3,078	—	3,078
Cross currency swaps	—	3,286	—	3,286
Interest rate caps	—	121	—	121
Contingent consideration	—	—	213	213
Total	$—	$7,311	$545	$7,856
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the carrying amount of our investments without readily determinable fair values were $839 million and $808 million, respectively. During both the three and six months ended June 30, 2022, there were insignificant adjustments due to observable price changes and there were no impairment charges. As of June 30, 2022, cumulative adjustments due to observable price changes and impairment charges were approximately $166 million and $63 million, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2021	$149,543	$106,599	$62,606	$—	$169,205
At June 30, 2022	147,624	83,808	58,890	—	142,698

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
(dollars in millions)	2022	2021
Interest rate swaps	$26,071	$19,779
Cross currency swaps	32,502	32,502
Forward starting interest rate swaps	—	1,000
Foreign exchange forwards	1,001	932

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022		2021
Interest Rate Swaps:
Notional value entered into	$500	$1,550	$7,155		$2,550
Notional value settled	—	1,794	863		2,689
Pre-tax gain recognized in Interest expense	—	—	—	1	1
Cross Currency Swaps:
Notional value entered into	—	—	—		6,214
Notional value settled	—	—	—		—
Pre-tax loss recognized in Other comprehensive loss (1)	N/A	(701)	(430)		(927)
Excluded components recognized in Other comprehensive loss	(340)	N/A	(340)		N/A
Initial value of the excluded component amortized into Interest expense	27	N/A	27		N/A
Forward Starting Interest Rate Swaps:
Notional value entered into	—	—	—		—
Notional value settled	600	—	1,000		1,000
Pre-tax gain (loss) recognized in Other comprehensive loss	68	(121)	196		279
Treasury Rate Locks:
Notional value entered into	—	—	—		4,650
Notional value settled	—	—	—		4,650
Pre-tax gain recognized in Other comprehensive loss	—	—	—		251
(1) Represents amounts recorded under the cash flow hedge model. These instruments were re-designated as fair value hedges on March 31, 2022.

	Six Months Ended
	June 30,
(dollars in millions)	2022	2021
Other, net Cash Flows from Operating Activities:
Cash received for settlement of interest rate swaps	$40	$121
Cash paid for settlement of forward starting interest rate swaps	(107)	(237)
Cash received for settlement of treasury rate locks	—	251

The following amounts were recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	At June 30,	At December 31,
(dollars in millions)	2022	2021
Carrying amount of hedged liabilities	$23,022	$20,027
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(3,261)	(113)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	532	575

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. We record the interest rate swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the interest rate swaps are recorded to Interest expense, which are primarily offset by changes in the fair value of the hedged debt due to changes in interest rates.

Cross Currency Swaps
We have entered into cross currency swaps previously designated as cash flow hedges through March 31, 2022 to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the gains recognized in Other comprehensive loss was reclassified to Interest expense to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

On March 31, 2022, we elected to de-designate our cross currency swaps as cash flow hedges and re-designated these swaps as fair value hedges. For these hedges, we have elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments.

We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three and six months ended June 30, 2022, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive loss. Unrealized gains or losses on excluded components are recorded in Other comprehensive loss and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. During the three and six months ended June 30, 2022, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive loss related to cash flow hedges. See Note 9 for additional information.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance. We recognize gains and losses resulting from interest rate movements in Other comprehensive loss.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk. We recognize gains and losses resulting from interest rate movements in Other comprehensive loss.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both June 30, 2022 and December 31, 2021.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Foreign Exchange Forwards:
Notional value entered into	$2,856	$3,700	$5,502	$7,225
Notional value settled	2,830	3,510	5,433	7,140
Pre-tax gain (loss) recognized in Other income (expense), net	(66)	8	(94)	(22)
Swaptions:
Notional value sold	—	—	1,000	—
Notional value settled	—	—	1,000	—
Pre-tax loss recognized in Interest expense	—	—	(33)	—

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2022, we did not hold any collateral and posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. At December 31, 2021, we held and posted $0.1 billion and an insignificant amount, respectively, of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2022	2021	2022	2021
Service cost - Cost of services	$58	$62	$20	$23
Service cost - Selling, general and administrative expense	8	9	4	5
Service cost	66	71	24	28

Amortization of prior service cost (credit)	15	15	(110)	(224)
Expected return on plan assets	(294)	(309)	(7)	(5)
Interest cost	114	99	83	73
Remeasurement loss (gain), net	198	(1,314)	—	—
Other components	33	(1,509)	(34)	(156)

Total	$99	$(1,438)	$(10)	$(128)

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2022	2021	2022	2021
Service cost - Cost of services	$116	$127	$40	$47
Service cost - Selling, general and administrative expense	16	18	7	10
Service cost	$132	$145	$47	$57

Amortization of prior service cost (credit)	$30	$30	$(313)	$(447)
Expected return on plan assets	(591)	(618)	(14)	(11)
Interest cost	224	194	166	145
Remeasurement loss (gain), net	198	(1,314)	—	—
Other components	$(139)	$(1,708)	$(161)	$(313)

Total	$(7)	$(1,563)	$(114)	$(256)
The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three and six months ended June 30, 2022, we paid severance benefits of an insignificant amount and $122 million, respectively. At June 30, 2022, we had a remaining severance liability of $425 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During both the three and six months ended June 30, 2022 and June 30, 2021, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans. We do not expect mandatory pension funding through December 31, 2022. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2022.

Remeasurement loss (gain), net
During both the three and six months ended June 30, 2022, we recorded a net pre-tax remeasurement loss of $198 million in our pension plans triggered by settlements, primarily driven by a $654 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $456 million mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans.

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

2022 Collective Bargaining Negotiations
We reached tentative agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers to extend our collective bargaining agreements that were due to expire on August 5, 2023 for three years until August 1, 2026. The collective bargaining agreements cover approximately 27,500 employees. The extension is subject to ratification votes by the union members. We expect these votes to be completed in the third quarter of 2022.

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended June 30,	2022		2021
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,874		13,408
Other		(2)		(5)
Balance at end of period		13,872		13,403

Retained Earnings
Balance at beginning of period		73,891		63,107
Net income attributable to Verizon		5,199		5,800
Dividends declared ($0.6400, $0.6275 per share)		(2,687)		(2,597)
Other		(2)		—
Balance at end of period		76,401		66,310

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period attributable to Verizon		(906)		640
Foreign currency translation adjustments		(136)		58
Unrealized gain (loss) on cash flow hedges		72		(777)
Unrealized loss on fair value hedges		(272)		—
Unrealized loss on marketable securities		(6)		—
Defined benefit pension and postretirement plans		(72)		(155)
Other comprehensive loss		(414)		(874)
Balance at end of period attributable to Verizon		(1,320)		(234)

Treasury Stock
Balance at beginning of period	(91,790)	(4,023)	(151,366)	(6,634)
Employee plans	71	3	48	2
Balance at end of period	(91,719)	(4,020)	(151,318)	(6,632)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		497		282
Restricted stock equity grant		160		131
Amortization		(3)		(5)
Balance at end of period		654		408

Noncontrolling Interests
Balance at beginning of period		1,413		1,451
Total comprehensive income		116		149
Distributions and other		(188)		(172)
Balance at end of period		1,341		1,428
Total Equity		$87,357		$75,112

(dollars in millions, except per share amounts, and shares in thousands)
Six months ended June 30,	2022		2021
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,861		13,404
Other		11		(1)
Balance at end of period		13,872		13,403

Retained Earnings
Balance at beginning of period		71,993		60,464
Net income attributable to Verizon		9,779		11,045
Dividends declared ($1.2800, $1.2550 per share)		(5,379)		(5,199)
Other		8		—
Balance at end of period		76,401		66,310

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(927)		(71)
Foreign currency translation adjustments		(165)		20
Unrealized gain on cash flow hedges		279		132
Unrealized loss on fair value hedges		(272)		—
Unrealized loss on marketable securities		(24)		(5)
Defined benefit pension and postretirement plans		(211)		(310)
Other comprehensive loss		(393)		(163)
Balance at end of period attributable to Verizon		(1,320)		(234)

Treasury Stock
Balance at beginning of period	(93,635)	(4,104)	(153,304)	(6,719)
Employee plans	1,913	84	1,983	87
Shareholder plans	3	—	3	—
Balance at end of period	(91,719)	(4,020)	(151,318)	(6,632)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		538		335
Restricted stock equity grant		269		230
Amortization		(153)		(157)
Balance at end of period		654		408

Noncontrolling Interests
Balance at beginning of period		1,410		1,430
Total comprehensive income		247		282
Distributions and other		(316)		(284)
Balance at end of period		1,341		1,428
Total Equity		$87,357		$75,112

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the six months ended June 30, 2022. At June 30, 2022, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 1.9 million shares of common stock issued from Treasury stock during the six months ended June 30, 2022.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized loss on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2022	$(545)	$(1,472)	$—	$16	$1,074	$(927)
Excluded components recognized in other comprehensive income	—	—	(252)	—	—	(252)
Other comprehensive loss	(165)	(174)	—	(24)	—	(363)
Amounts reclassified to net income	—	453	(20)	—	(211)	222
Net other comprehensive income (loss)	(165)	279	(272)	(24)	(211)	(393)
Balance at June 30, 2022	$(710)	$(1,193)	$(272)	$(8)	$863	$(1,320)

The amounts presented above in Net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gain (loss) on cash flow hedges and unrealized loss on fair value hedges in the table above are included in Interest expense in our condensed consolidated statements of income. See Note 7 for additional information. The amounts reclassified to net income related to unrealized loss on marketable securities in the table above are included in Other income (expense), net in our condensed consolidated statements of income. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Other income (expense), net in our condensed consolidated statements of income. See Note 8 for additional information.

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

We completed the sale of Verizon Media on September 1, 2021. Refer to Note 3 for additional information on the sale of Verizon Media.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
External Operating Revenues
Consumer
Service	$18,149	$16,704	$36,275	$33,270
Wireless equipment	5,708	4,739	11,082	8,931
Other	1,696	1,973	3,438	3,955
Total Consumer	25,553	23,416	50,795	46,156

Business
Small and Medium Business	3,087	2,890	6,124	5,715
Global Enterprise	2,401	2,582	4,861	5,139
Public Sector and Other	1,504	1,614	3,056	3,259
Wholesale	623	658	1,270	1,393
Total Business	7,615	7,744	15,311	15,506
Total reportable segments	$33,168	$31,160	$66,106	$61,662

Intersegment Revenues
Consumer	$51	$61	$101	$119
Business	11	18	24	37
Total reportable segments	$62	$79	$125	$156

Total Operating Revenues
Consumer	$25,604	$23,477	$50,896	$46,275
Business(1)	7,626	7,762	15,335	15,543
Total reportable segments	$33,230	$31,239	$66,231	$61,818

Operating Income
Consumer	$7,150	$7,497	$14,469	$15,016
Business	675	856	1,348	1,755
Total reportable segments	$7,825	$8,353	$15,817	$16,771
(1) Service and other revenues included in our Business segment amounted to $6.7 billion and $7.0 billion for the three months ended June 30, 2022 and 2021, respectively, and $13.4 billion and $14.0 billion for the six months ended June 30, 2022 and 2021, respectively. Wireless equipment revenues included in our Business segment amounted to $966 million and $804 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 billion and $1.6 billion for the six months ended June 30, 2022 and 2021, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Consumer	$2,895	$2,895	$5,806	$5,755
Business	298	281	593	557
Total Fios revenue	$3,193	$3,176	$6,399	$6,312

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Consumer	$15,236	$13,794	$30,453	$27,478
Business	3,182	3,090	6,307	6,150
Total Wireless service revenue	$18,418	$16,884	$36,760	$33,628

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of the special items that the chief operating decision maker does not consider in assessing segment performance, primarily due to their nature.

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Total reportable segment operating revenues	$33,230	$31,239	$66,231	$61,818
Corporate and other	623	2,662	1,241	5,084
Eliminations	(64)	(137)	(129)	(271)
Total consolidated operating revenues	$33,789	$33,764	$67,343	$66,631

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Total reportable segment operating income	$7,825	$8,353	$15,817	$16,771
Corporate and other	(190)	4	(214)	(229)
Other components of net periodic benefit charges (Note 8)	(83)	(192)	(255)	(384)
Loss on spectrum licenses (Note 3)	—	—	—	(223)
Total consolidated operating income	7,552	8,165	15,348	15,935

Equity in earnings of unconsolidated businesses	41	1	38	9
Other income (expense), net	49	502	(875)	903
Interest expense	(785)	(844)	(1,571)	(1,945)
Income Before Provision For Income Taxes	$6,857	$7,824	$12,940	$14,902

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2022 or 2021.

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

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the new digital world. In 2022, we are focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks, platforms and solutions. We are creating business value by earning customers', employees' and shareholders' trust, limiting our environmental impact and continuing our customer base growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that 2022 is a peak year of capital investment for us as we look to rapidly deploy C-Band spectrum, which, together with our industry leading millimeter wave deployment, 4G LTE network, fiber infrastructure and other network deployments, will drive innovative products and services and fuel our growth.

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

Highlights of Our Financial Results for the Three Months Ended June 30, 2022 and 2021
(dollars in millions)

Highlights of Our Financial Results for the Six Months Ended June 30, 2022 and 2021
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended June 30, 2022 and 2021

Revenue by Segment for the Six Months Ended June 30, 2022 and 2021

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

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and six months ended June 30, 2022 totaled $25.6 billion and $50.9 billion, respectively, representing an increase of 9.1% and 10.0%, respectively, compared to the similar periods in 2021. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and six months ended June 30, 2022 totaled $7.6 billion and $15.3 billion, respectively, representing a decrease of 1.8% and 1.3%, respectively, compared to the similar periods in 2021. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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
Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2022, these investments included $10.5 billion for capital expenditures, inclusive of the C-Band capital expenditures described below. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2022 are currently expected to be in the range of $16.5 billion to $17.5 billion, including the further expansion of our 5G network in new and existing markets, the densification of our 4G Long-Term Evolution (LTE) wireless network to manage future traffic demands, and the continued deployment of our fiber infrastructure. Expenditures related to the deployment of our C-Band spectrum will be in addition to this amount and are expected to be $5.0 billion to $6.0 billion in 2022. As of June 30, 2022, our capital expenditures include approximately $2.8 billion related to our C-Band spectrum deployment. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for participating in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our networks by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. We expect that 5G technology will provide higher throughput and lower latency than the current 4G LTE technology and enable our networks to handle more traffic as the number of internet-connected devices grows. In January 2022, we began deploying C-Band spectrum, which as of June 30, 2022, covers approximately 135 million points of presence in the U.S. We expect to continue deploying C-Band spectrum as it becomes available to us through 2025. Our 5G Nationwide service uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

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

Impact of the COVID-19 Pandemic
For a discussion of the impacts on and the risks to our business from the COVID-19 pandemic, refer to Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. The COVID-19 pandemic continues to evolve, and certain challenges across the economy remain, including as a result of new virus variants. We remain committed to caring for the health and safety of our employees and our customers through these challenges while supporting the communities in which we operate. While we have not experienced a material impact on our business from these new variants to date, we cannot predict with certainty the ultimate impact they may have on our results of operations in the future, and will continue to monitor their evolution.

Impact of Inflation
As a result of the inflationary environment during the first half of 2022, we experienced increases in our direct costs, including energy-related costs for our network operations and transportation and labor costs. We believe that this inflationary environment and the resulting decline in real wages in the U.S. are impacting the consumer and business landscape of our industry. In particular, we believe that consumers have become more price conscious in this environment, causing wireless service providers to respond with high levels of promotional activity in order to acquire and retain customers. We expect the inflationary environment to continue for the remainder of this year, resulting in elevated levels of promotional activity to address evolving consumer preferences and corresponding pressure on margins. For a discussion of the risks relating to unfavorable economic conditions and inflation to our business, refer to Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Developments
We reached tentative agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers to extend our collective bargaining agreements that were due to expire on August 5, 2023 for three years until August 1, 2026. The collective bargaining agreements cover approximately 27,500 employees. The extension is subject to ratification votes by the union members. We expect these votes to be completed in the third quarter of 2022.

In June 2022, Verizon filed an application to participate in the Federal Communications Commission (FCC) Auction 108, which relates to new flexible‐use geographic overlay licenses in the 2.5 GHz band. The auction is expected to commence on July 29, 2022.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Consumer	$25,604	$23,477	$2,127	9.1%	$50,896	$46,275	$4,621	10.0%
Business	7,626	7,762	(136)	(1.8)	15,335	15,543	(208)	(1.3)
Corporate and other	623	2,662	(2,039)	(76.6)	1,241	5,084	(3,843)	(75.6)
Eliminations	(64)	(137)	73	(53.3)	(129)	(271)	142	(52.4)
Consolidated Revenues	$33,789	$33,764	$25	0.1	$67,343	$66,631	$712	1.1

Consolidated revenues increased during both the three and six months ended June 30, 2022, compared to the similar periods in 2021, due to revenue increases in our Consumer segment, partially offset by decreases in our Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021, primarily due to the Verizon Media sale completed in September 2021. Verizon Media's total operating revenues were approximately $2.1 billion and $3.9 billion for the three and six months ended June 30, 2021, respectively. See Note 3 to the condensed consolidated financial statements for additional information on the Verizon Media sale.

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Cost of services	$6,932	$8,324	$(1,392)	(16.7)%	$14,159	$16,344	$(2,185)	(13.4)%
Cost of wireless equipment	7,488	5,931	1,557	26.3	14,611	11,433	3,178	27.8
Selling, general and administrative expense	7,496	7,324	172	2.3	14,668	14,725	(57)	(0.4)
Depreciation and amortization expense	4,321	4,020	301	7.5	8,557	8,194	363	4.4
Consolidated Operating Expenses	$26,237	$25,599	$638	2.5	$51,995	$50,696	$1,299	2.6

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

Cost of services decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended June 30, 2022 was primarily due to:
•a decrease in traffic acquisition costs of $845 million primarily related to the sale of Verizon Media;
•a decrease in personnel costs of $330 million primarily related to the sale of Verizon Media;
•a decrease in regulatory fees of $172 million due to a lower Federal Universal Service Fund (FUSF) rate;
•a decrease in other direct costs of $141 million primarily related to the sale of Verizon Media;
•a decrease in digital content of $112 million primarily driven by the sale of Verizon Media; and
•an increase in access costs of $155 million primarily due to the inclusion of TracFone results, partially offset by a decline in voice services.

The decrease during the six months ended June 30, 2022 was primarily due to:
•a decrease in traffic acquisition costs of $1.6 billion primarily related to the sale of Verizon Media;
•a decrease in personnel costs of $560 million primarily related to the sale of Verizon Media;
•a decrease in regulatory fees of $292 million due to a lower FUSF rate;
•a decrease in other direct costs of $237 million primarily related to the sale of Verizon Media;
•an increase in rent expense of $151 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers in April 2021 to support the build out of our 5G wireless network; and
•an increase in access costs of $337 million primarily due to the inclusion of TracFone results, partially offset by a decline in voice services.

See Note 3 to the condensed consolidated financial statements for additional information on both the sale of Verizon Media and the acquisition of TracFone.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.
The increase during the three months ended June 30, 2022 was primarily due to:
•an increase of $584 million due to the inclusion of TracFone results;
•an increase of $544 million driven by a higher volume of wireless devices sold primarily related to upgrades; and
•an increase of $403 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the six months ended June 30, 2022 was primarily due to:
•an increase of $1.4 billion driven by a higher volume of wireless devices sold primarily related to upgrades;
•an increase of $1.1 billion due to the inclusion of TracFone results; and
•an increase of $771 million related to a shift to higher priced equipment in the mix of wireless devices sold.

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

The increase in selling, general and administrative expense during the three months ended June 30, 2022 compared to the similar period in 2021, was primarily due to:
•an increase in personnel costs of $244 million primarily related to the inclusion of TracFone results, partially offset by a decrease due to the sale of Verizon Media;
•an increase in the provision for credit losses of $151 million driven by volume and an increase in the expected loss rate partially as a result of the change in device payment plan terms to 36 months;
•a decrease of $79 million in other general expenses, primarily driven by lease terminations;
•a decrease of $67 million related to lower handset insurance claims; and
•a decrease of $63 million due to gains recognized in connection with insignificant divestiture and other activity;

The decrease in selling, general and administrative expense during the six months ended June 30, 2022 compared to the similar period in 2021, was primarily due to:
•the $223 million loss resulting from agreements entered into to sell certain wireless licenses in 2021;
•a decrease of $202 million in other general expenses, primarily driven by lease terminations;
•a decrease of $125 million related to lower handset insurance claims;
•a decrease of $50 million due to gains recognized in connection with insignificant divestiture and other activity;
•an increase in the provision for credit losses of $256 million driven by volume and an increase in the expected loss rate partially as a result of the change in device payment plan terms to 36 months;
•an increase in advertising expense of $165 million primarily due to the inclusion of TracFone results and the launch of the 5G Ultra campaign; and
•an increase in personnel costs of $155 million primarily related to the inclusion of TracFone results, partially offset by a decrease due to the sale of Verizon Media.

See Note 3 to the condensed consolidated financial statements for additional information on loss on spectrum licenses, the sale of Verizon Media and the acquisition of TracFone.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2022, compared to the similar periods in 2021. The increases were primarily due to the change in the mix of net depreciable and amortizable assets, including acquisition-related intangible assets, as well as deployment of C-Band.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Interest income	$21	$11	$10	90.9%	$31	$26	$5	19.2%
Other components of net periodic benefit income	1	1,665	(1,664)	(99.9)	300	2,021	(1,721)	(85.2)
Other, net	27	(1,174)	1,201	nm	(1,206)	(1,144)	(62)	5.4
Total	$49	$502	$(453)	(90.2)	$(875)	$903	$(1,778)	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net changed during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The change during the three months ended June 30, 2022 was primarily due to:
•a pension remeasurement loss of $198 million in 2022 compared to a pension remeasurement gain of $1.3 billion in 2021; and
•$1.1 billion early redemption costs in 2021 that did not reoccur in the second quarter of 2022.

The change during the six months ended June 30, 2022 was primarily due to:
•a pension remeasurement loss of $198 million in 2022 compared to a pension remeasurement gain of $1.3 billion in 2021.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Total interest costs on debt balances	$1,282	$1,397	$(115)	(8.2)%	$2,590	$2,672	$(82)	(3.1)%
Less capitalized interest costs	497	553	(56)	(10.1)	1,019	727	292	40.2
Total	$785	$844	$(59)	(7.0)	$1,571	$1,945	$(374)	(19.2)

Average debt outstanding (1) (3)	$152,783	$155,251			$153,108	$143,767
Effective interest rate (2) (3)	3.4%	3.6%			3.4%	3.7%
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

Total interest expense decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended June 30, 2022 was primarily due to:
•a decrease in interest costs due to a combination of lower average debt balances and a lower average interest rate as a result of our continuing focus on optimizing our debt footprint and total borrowing costs; and
•a decrease in capitalized interest costs due to a lower average interest rate.

The decrease during the six months ended June 30, 2022 was primarily due to:
•an increase in capitalized interest costs as a result of qualifying activities performed on C-Band licenses; and
•a decrease in interest costs due to lower average interest rates as a result of our continuing focus on optimizing our debt footprint and total borrowing costs, partially offset by higher average debt balances.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Provision for income taxes	$1,542	$1,875	$(333)	(17.8)%	$2,914	$3,575	$(661)	(18.5)%
Effective income tax rate	22.5%	24.0%			22.5%	24.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the provision for income taxes during the three and six months ended June 30, 2022, compared to the similar periods in 2021, was primarily due to the decrease in income before income taxes in each of the current periods. The decrease in the effective income tax rate during the three and six months ended June 30, 2022, compared to similar periods in 2021, was primarily due to higher tax benefits from the favorable resolution of various income tax matters in each of the current periods.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.9 billion and $3.1 billion at June 30, 2022 and December 31, 2021, respectively. Interest and penalties related to unrecognized tax benefits were $531 million (after-tax) and $551 million (after-tax) at June 30, 2022 and December 31, 2021, respectively.

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

Consolidated Adjusted EBITDA is calculated by excluding from Consolidated EBITDA the effect of the following non-operational items: equity in earnings of unconsolidated businesses and other income and expense, net, as well as the effect of certain special items. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes, and depreciation and amortization policies. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Consolidated Net Income	$5,315	$5,949	$10,026	$11,327
Add:
Provision for income taxes	1,542	1,875	2,914	3,575
Interest expense	785	844	1,571	1,945
Depreciation and amortization expense (1)	4,321	4,020	8,557	8,194
Consolidated EBITDA	$11,963	$12,688	$23,068	$25,041

Add (Less):
Other (income) expense, net (2) (3)	$(49)	$(502)	$875	$(903)
Equity in earnings of unconsolidated businesses	(41)	(1)	(38)	(9)
Loss on spectrum licenses	—	—	—	223
Consolidated Adjusted EBITDA	$11,873	$12,185	$23,905	$24,352
(1) Includes Amortization of acquisition-related intangible assets, which were $237 million and $475 million during the three and six months ended June 30, 2022, respectively, and $126 million and $402 million during the three and six months ended June 30, 2021, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market charges of $198 million during both the three and six months ended June 30, 2022 and credits of $1.3 billion during both the three and six months ended June 30, 2021. See "Special Items" and "Other Income (Expense), Net" for additional information.
(3) Includes Early debt redemption costs, which were $1.2 billion during the six months ended June 30, 2022 and $1.1 billion during both the three and six months ended June 30, 2021. See "Special Items" and "Other Income (Expense), Net" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2022, compared to the similar periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireless retail connections are retail customer device postpaid and prepaid connections as of the end of the period. Retail connections under an account may include those from smartphones and basic phones (collectively, phones), as well as tablets and other internet devices, including FWA, wearables and retail IoT devices. Wireless retail connections are calculated by adding total retail postpaid and prepaid new connections in the period to prior period retail connections, and subtracting total retail postpaid and prepaid disconnects in the period.

Wireless retail postpaid connections are retail postpaid customer device connections as of the end of the period. Retail connections under an account may include those from phones, as well as tablets and other internet devices, including FWA, wearables and retail IoT devices. Wireless retail postpaid connections are calculated by adding retail postpaid new connections in the period to prior period retail postpaid connections, and subtracting retail postpaid disconnects in the period.

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

Total broadband connections are the total number of connections to the internet using Fios internet services, Digital Subscriber Line (DSL), and FWA as of the end of the period. Total broadband connections are calculated by adding total broadband connections, net additions in the period to prior period total broadband connections.

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon brand, TracFone brands and through wholesale and other arrangements. We also provide FWA broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions, except ARPA)	2022	2021	(Decrease)		2022	2021	(Decrease)
Service	$18,149	$16,709	$1,440	8.6%	$36,275	$33,278	$2,997	9.0%
Wireless equipment	5,708	4,739	969	20.4	11,082	8,931	2,151	24.1
Other	1,747	2,029	(282)	(13.9)	3,539	4,066	(527)	(13.0)
Total Operating Revenues	$25,604	$23,477	$2,127	9.1	$50,896	$46,275	$4,621	10.0

Connections (‘000):(1)
Wireless retail postpaid					91,475	90,514	961	1.1
Wireless retail prepaid (2)(3)					23,138	4,075	19,063	nm
Total wireless retail					114,613	94,589	20,024	21.2
Fios internet					6,626	6,392	234	3.7
Fios video					3,409	3,710	(301)	(8.1)
Total broadband					7,322	6,820	502	7.4

Net Additions in Period (‘000):(4)
Wireless retail postpaid	84	350	(266)	(76.0)	(42)	24	(66)	nm
Wireless retail prepaid (2)(5)	(229)	18	(247)	nm	(309)	37	(346)	nm
Total wireless retail	(145)	368	(513)	nm	(351)	61	(412)	nm

Wireless retail postpaid phones	(215)	197	(412)	nm	(507)	(28)	(479)	nm

Total broadband	181	81	100	nm	330	159	171	nm

Churn Rate:
Wireless retail (5)	1.53%	0.97%			1.52%	1.04%
Wireless retail postpaid	0.93%	0.83%			0.94%	0.90%
Wireless retail postpaid phones	0.75%	0.65%			0.76%	0.71%

Account Statistics:
Wireless retail postpaid ARPA	$124.16	$121.24	$2.92	2.4	$124.06	$121.05	$3.01	2.5
Wireless retail postpaid accounts (‘000) (1)					33,386	33,606	(220)	(0.7)
Wireless retail postpaid connections per account (1)					2.74	2.69	0.05	1.9
(1)As of end of period
(2)Acquisition of TracFone was completed on November 23, 2021. See Note 3 to the condensed consolidated financial statements for additional information.
(3)Reflects a decline in the customer base for wireless retail prepaid connections of approximately 402,000 as of June 30, 2022, resulting from the shutdown of a competitor's 3G network.
(4)Includes certain adjustments
(5)Excludes the impact from the shutdown of a competitor's 3G network resulting in approximately 402,000 retail prepaid disconnects in the second quarter of 2022.
nm - not meaningful

Consumer’s total operating revenues increased during both the three and six months ended June 30, 2022, compared to the similar periods in 2021, as a result of increases in Service revenue and Wireless equipment revenue, partially offset by decreases in Other revenues.

Service Revenue
Service revenue increased during both the three and six months ended June 30, 2022, compared to the similar periods in 2021, primarily driven by increases in wireless service revenue and Fios service revenue.

Wireless service revenue increased $1.4 billion during the three months ended June 30, 2022 primarily due to:
•an increase of $1.1 billion, representing the net impact of the acquisition of TracFone in the fourth quarter of 2021;
•an increase of $119 million in access revenues related to our postpaid plans driven by mobile security products included in certain protection packages, cloud services, as well as additional subscribers and migrations to higher priced plans, partially offset by related promotions;
•an increase of $115 million in TravelPass revenues due to an increase in customer international travel; and

•an increase of $63 million related to growth in non-retail service revenue.

Wireless service revenue increased $3.0 billion during the six months ended June 30, 2022 primarily due to:
•an increase of $2.3 billion, representing the net impact of the acquisition of TracFone in the fourth quarter of 2021;
•an increase of $395 million in access revenues related to our postpaid plans driven by mobile security products included in certain protection packages, additional subscribers and migrations to higher priced plans, and cloud services, partially offset by related promotions;
•an increase of $169 million in TravelPass revenues due to an increase in customer international travel; and
•an increase of $146 million related to growth in non-retail service revenue.

For the three and six months ended June 30, 2022, Fios service revenue totaled $2.7 billion and $5.5 billion, respectively, representing an increase of $33 million and $95 million, respectively, compared to the similar period in 2021. The increases are primarily due to an increase in Fios internet connections, reflecting increased demand for higher broadband speeds, partially offset by a decrease in Fios voice and video revenues.

Wireless Equipment Revenue
Wireless equipment revenue increased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended June 30, 2022 was primarily due to:
•an increase of $431 million related to a shift to higher priced equipment in the mix of wireless devices sold;
•an increase of $321 million driven by a higher volume of wireless devices sold, primarily related to a higher rate of upgrades, partially offset by related promotions; and
•an increase of $218 million due to the inclusion of TracFone results.

The increase during the six months ended June 30, 2022 was primarily due to:
•an increase of $892 million driven by a higher volume of wireless devices sold, primarily related to a higher rate of upgrades, partially offset by related promotions;
•an increase of $796 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $463 million due to the inclusion of TracFone results.

Other Revenue
Other revenue includes non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with certain products included in our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended June 30, 2022 was primarily due to:
•a decrease of $183 million that resulted from an update to our device protection offering which increased the price of the bundled offering and changed the product mix within the offering such that a smaller amount of the overall device protection revenue is recognized in Other revenue; and
•a decrease of $77 million related to a lower FUSF rate and resulting surcharges.

The decrease during the six months ended June 30, 2022 was primarily due to:
•a decrease of $366 million that resulted from an update to our device protection offering which increased the price of the bundled offering and changed the product mix within the offering such that a smaller amount of the overall device protection revenue is recognized in Other revenue; and
•a decrease of $134 million related to a lower FUSF rate and resulting surcharges.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Cost of services	$4,284	$4,181	$103	2.5%	$8,730	$8,181	$549	6.7%
Cost of wireless equipment	6,221	4,854	1,367	28.2	12,034	9,246	2,788	30.2
Selling, general and administrative expense	4,738	4,045	693	17.1	9,290	8,071	1,219	15.1
Depreciation and amortization expense	3,211	2,900	311	10.7	6,373	5,761	612	10.6
Total Operating Expenses	$18,454	$15,980	$2,474	15.5	$36,427	$31,259	$5,168	16.5

Cost of Services
Cost of services increased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended June 30, 2022 was primarily due to:
•an increase in access costs of $247 million primarily due to the inclusion of TracFone results;
•a decrease in personnel costs of $69 million primarily driven by an increase in capitalized labor due to C-Band spectrum deployment; and
•a decrease in regulatory fees of $62 million related to a lower FUSF rate.

The increase during the six months ended June 30, 2022 was primarily due to:
•an increase in access costs of $531 million primarily due to the inclusion of TracFone results;
•an increase in rent expense of $135 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers in April 2021 in connection with the build out of our 5G wireless network; and
•a decrease in regulatory fees of $99 million related to a lower FUSF rate.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended June 30, 2022 was primarily due to:
•an increase of $584 million due to the inclusion of TracFone results;
•an increase of $434 million driven by a higher volume of wireless devices sold, primarily related to a higher rate of upgrades; and
•an increase of $337 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the six months ended June 30, 2022 was primarily due to:
•an increase of $1.1 billion due to the inclusion of TracFone results;
•an increase of $1.1 billion driven by a higher volume of wireless devices sold, primarily related to a higher rate of upgrades; and
•an increase of $567 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended June 30, 2022 was primarily due to:
•an increase in personnel costs of $435 million primarily due to the inclusion of TracFone results;
•an increase in provision for credit losses of $130 million driven by volume and an increase in the expected loss rate partially as a result of the change in device payment plan terms to 36 months; and
•an increase in advertising expenses of $122 million primarily due to the inclusion of TracFone results and brand marketing.

The increase during the six months ended June 30, 2022 was primarily due to:
•an increase in personnel costs of $669 million primarily due to the inclusion of TracFone results;
•an increase in advertising expense of $337 million primarily due to the inclusion of TracFone results and brand marketing, including the launch of the 5G Ultra campaign earlier in the year; and
•an increase in provision for credit losses of $230 million driven by volume and an increase in the expected loss rate partially as a result of change in device payment plan terms to 36 months.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2022, compared to the similar periods in 2021, driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Segment Operating Income	$7,150	$7,497	$(347)	(4.6)%	$14,469	$15,016	$(547)	(3.6)%
Add Depreciation and amortization expense	3,211	2,900	311	10.7	6,373	5,761	612	10.6
Segment EBITDA	$10,361	$10,397	$(36)	(0.3)	$20,842	$20,777	$65	0.3
Segment operating income margin	27.9%	31.9%			28.4%	32.4%
Segment EBITDA margin	40.5%	44.3%			41.0%	44.9%

The changes in the table above during the three and six months ended June 30, 2022, compared to the similar periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Small and Medium Business	$3,092	$2,895	$197	6.8%	$6,133	$5,725	$408	7.1%
Global Enterprise	2,401	2,583	(182)	(7.0)	4,862	5,142	(280)	(5.4)
Public Sector and Other	1,504	1,614	(110)	(6.8)	3,056	3,260	(204)	(6.3)
Wholesale	629	670	(41)	(6.1)	1,284	1,416	(132)	(9.3)
Total Operating Revenues(1)	$7,626	$7,762	$(136)	(1.8)	$15,335	$15,543	$(208)	(1.3)

Connections (‘000):(2)
Wireless retail postpaid					28,208	26,740	1,468	5.5
Fios internet					367	346	21	6.1
Fios video					70	72	(2)	(2.8)
Total broadband					790	523	267	51.1

Net Additions in Period (‘000):(3)
Wireless retail postpaid	430	178	252	nm	825	334	491	nm
Wireless retail postpaid phones	227	78	149	nm	483	125	358	nm
Total broadband	87	12	75	nm	167	15	152	nm

Churn Rate:
Wireless retail postpaid	1.37%	1.30%			1.35%	1.27%
Wireless retail postpaid phones	1.07%	1.07%			1.07%	1.04%
(1)Service and other revenues included in our Business segment amounted to approximately $6.7 billion and $7.0 billion for the three months ended June 30, 2022 and 2021, respectively. Service and other revenues included in our Business segment amounted to approximately $13.4 billion and $14.0 billion for the six months ended June 30, 2022 and 2021, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $966 million and $804 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 billion and $1.6 billion for the six months ended June 30, 2022 and 2021, respectively.
(2)As of end of period
(3)Includes certain adjustments
nm - not meaningful

Business’s total operating revenues decreased during both the three and six months ended June 30, 2022, compared to the similar periods in 2021. The decreases were the result of decreases in Global Enterprise, Public Sector and Other and Wholesale revenues, partially offset by increases in Small and Medium Business revenues.

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

Small and Medium Business revenues increased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended June 30, 2022 was primarily due to:
•an increase in wireless equipment revenue of $122 million driven by a higher volume of devices sold and a shift to higher priced equipment in the mix of devices sold;
•an increase in wireless service revenue of $93 million primarily driven by an increase in the amount of wireless retail postpaid connections; and
•a decrease of $21 million related to the loss of voice and DSL service connections.

The increase during the six months ended June 30, 2022 was primarily due to:
•an increase of $274 million in wireless equipment revenue driven by a higher volume of devices sold and a shift to higher priced equipment in the mix of devices sold;
•an increase in wireless service revenue of $169 million driven by an increase in the amount of wireless retail postpaid connections; and
•a decrease of $41 million related to the loss of voice and DSL service connections.

For the three and six months ended June 30, 2022, Fios revenues totaled $255 million and $508 million, respectively, which represents an increase of $10 million and $24 million, respectively, compared to the similar periods in 2021. The increase was primarily related to increases in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended June 30, 2022 was primarily due to:
•a decrease of $110 million in traditional data and voice communication services related to secular pressures in the marketplace; and
•a decrease of $56 million due to a lower FUSF rate and resulting surcharges.

The decrease during the six months ended June 30, 2022 was primarily due to:
•a decrease of $219 million in traditional data and voice communication services related to secular pressures in the marketplace;
•a decrease of $100 million due to a lower FUSF rate and resulting surcharges; and
•an increase of $88 million in wireless equipment revenue driven by a shift to higher priced equipment in the mix of devices sold and a higher volume of devices sold.

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

Public Sector and Other revenues decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended June 30, 2022 was primarily due to:
•a decrease of $52 million in networking revenue and traditional voice communication services;
•a decrease of $22 million in wireless service revenue primarily due to a lower level of distance learning connections, which peaked during the height of the COVID-19 pandemic in 2021; and
•a decrease of $21 million related to a lower FUSF rate and resulting surcharges.

The decrease during the six months ended June 30, 2022 was primarily due to:
•a decrease of $74 million in networking revenue and traditional voice communication services;

•a decrease of $51 million in wireless service revenue primarily due to a lower level of distance learning connections, which peaked during the height of the COVID-19 pandemic in 2021; and
•a decrease of $37 million related to a lower FUSF rate and resulting surcharges; and
•a decrease of $18 million in customer premise equipment due to lower volumes sold.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended June 30, 2022 was primarily due to:
•a decrease of $41 million related to declines in traditional voice communication and network connectivity as a result of technology substitution as well as a decrease in core data.

The decrease during the six months ended June 30, 2022 was primarily due to:
•a decrease of $132 million related to declines in traditional voice communication and network connectivity as a result of technology substitution and rationalization of international traffic, as well as a decrease in core data.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Cost of services	$2,559	$2,729	$(170)	(6.2)%	$5,165	$5,419	$(254)	(4.7)%
Cost of wireless equipment	1,268	1,076	192	17.8	2,578	2,187	391	17.9
Selling, general and administrative expense	2,050	2,086	(36)	(1.7)	4,109	4,154	(45)	(1.1)
Depreciation and amortization expense	1,074	1,015	59	5.8	2,135	2,028	107	5.3
Total Operating Expenses	$6,951	$6,906	$45	0.7	$13,987	$13,788	$199	1.4

Cost of Services
Cost of services decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended June 30, 2022 was primarily due to:
•a decrease in regulatory fees of $110 million related to a lower FUSF rate; and
•a decrease in access costs of $86 million resulting from a decline in voice services.

The decrease during the six months ended June 30, 2022 was primarily due to:
•a decrease in regulatory fees of $193 million related to a lower FUSF rate;
•a decrease in access costs of $182 million resulting from a decline in voice services;
•an increase in other direct costs of $29 million driven by professional services;
•an increase in network and equipment maintenance of $28 million primarily related to fleet maintenance; and
•an increase is building and facilities costs of $26 million due to higher utility rates.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended June 30, 2022 was primarily due to:
•an increase of $109 million driven by a higher volume of wireless devices sold; and
•an increase of $69 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the six months ended June 30, 2022 was primarily due to:
•an increase of $267 million driven by a higher volume of wireless devices sold; and
•an increase of $210 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•a decrease of $83 million due to a product recall undertaken for certain jetpack units in 2021.

Selling, General and Administrative Expense
Selling, General and administrative expense decreased during both the three and six months ended June 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended June 30, 2022 was primarily due to:
•a decrease of $72 million primarily due to gains recognized in connection with insignificant divestiture and other activity;
•a decrease of $31 million primarily due to taxes other than income mainly driven by a one time international tax benefit; and
•an increase of $72 million in personnel costs primarily related to higher compensation.

The decrease during the six months ended June 30, 2022 was primarily due to:
•a decrease of $70 million primarily due to gains recognized in connection with insignificant divestiture and other activity;
•a decrease of $49 million primarily due to taxes other than income mainly driven by a one time international tax benefit; and
•an increase in personnel expense of $101 million primarily related to higher compensation.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2022, compared to the similar periods in 2021, driven by the change in the mix of total Verizon depreciable and amortizable assets and Business usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Segment Operating Income	$675	$856	$(181)	(21.1)%	$1,348	$1,755	$(407)	(23.2)%
Add Depreciation and amortization expense	1,074	1,015	59	5.8	2,135	2,028	107	5.3
Segment EBITDA	$1,749	$1,871	$(122)	(6.5)	$3,483	$3,783	$(300)	(7.9)

Segment operating income margin	8.9%	11.0%			8.8%	11.3%
Segment EBITDA margin	22.9%	24.1%			22.7%	24.3%

The changes in the table above during the three and six months ended June 30, 2022 compared to the similar period in 2021 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Amortization of acquisition-related intangible assets(1) (2)
Depreciation and amortization expense	$237	$126	$475	$402
Pension and benefits charges (credits)
Other (income) expense, net	198	(1,314)	198	(1,314)
Early debt redemption costs
Other (income) expense, net	—	1,132	1,241	1,132
Loss on spectrum licenses
Selling, general and administrative expense	—	—	—	223
Total	$435	$(56)	$1,914	$443
(1) Certain amounts have been reclassified to conform to the current period presentation.
(2) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA (non-GAAP measure) presented in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" excludes all of the amounts listed above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021
Within Total Operating Expenses(1)	$237	$126	$475	$625
Within Other (income) expense, net	198	(182)	1,439	(182)
Total	$435	$(56)	$1,914	$443
(1) Certain amounts have been reclassified to conform to the current period presentation.

Amortization of Acquisition-Related Intangible Assets
During the three and six months ended June 30, 2022, we recorded pre-tax amortization expense of $237 million and $475 million, respectively, related to acquired intangible assets.

During the three and six months ended June 30, 2021, we recorded pre-tax amortization expense of $126 million and $402 million, respectively, related to acquired intangible assets.

Pension and Benefits Charges (Credits)
During both the three and six months ended June 30, 2022, we recorded a net pre-tax remeasurement loss of $198 million in our pension plans triggered by settlements, primarily driven by a $654 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $456 million mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans. Pension and benefit activity is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

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

See Note 8 to the condensed consolidated financial statements for additional information.

Early Debt Redemption Costs
During the six months ended June 30, 2022, we recorded pre-tax early debt redemption costs of $1.2 billion primarily in connection with tender offers. See Note 5 to the condensed consolidated financial statements for additional information.

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

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2022	2021	Change
Cash Flows Provided By (Used In)
Operating activities	$17,665	$20,438	$(2,773)
Investing activities	(14,656)	(54,401)	39,745
Financing activities	(3,837)	16,550	(20,387)
Decrease in cash, cash equivalents and restricted cash	$(828)	$(17,413)	$16,585

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

We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities, or to maintain an appropriate capital structure to ensure our financial flexibility. Our external financing arrangements include credit facilities and other bank lines of credit, an active commercial paper program, vendor financing arrangements, issuances of registered debt or equity securities, U.S. retail medium-term notes and other securities that are privately-placed or offered overseas. In addition, we monetize our device payment plan agreement receivables through asset-backed debt transactions.

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $2.8 billion during the six months ended June 30, 2022, compared to the similar period in 2021, primarily due to changes in working capital driven by impacts from increased inventory levels to manage the supply chain, as well as a change in receivables due to an increase in activation volumes and the change in device payment plan terms to 36 months. This decrease was further driven by a decrease in earnings. As a result of prior years' discretionary contributions, strong long-term asset returns, and liability hedging asset strategies (where the performance of the assets is expected to closely match the performance of the liabilities), we expect that there will be no required pension funding through 2031, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the six months ended June 30, 2022 and 2021 were $10.5 billion and $8.7 billion, respectively. Capital expenditures increased approximately $1.8 billion during the six months ended June 30, 2022, compared to the similar period in 2021, primarily due to accelerating our 5G technology deployment. See "Global Network and Technology" for more details.

Acquisitions of Wireless Licenses
During the six months ended June 30, 2021, we paid approximately $44.6 billion for spectrum licenses in connection with Auction 107. During the six months ended June 30, 2022, we made additional payments of $1.4 billion for obligations related to accelerated clearing incentives associated with the auction.

During the six months ended June 30, 2022 and 2021, we recorded capitalized interest related to wireless licenses of $880 million and $609 million, respectively.

During the six months ended June 30, 2022 and 2021, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount and $90 million, respectively.

Cash Received (Paid) Related to Acquisitions of Businesses, Net of Cash Acquired
In September 2020, we entered into a purchase agreement to acquire TracFone, a provider of prepaid and value mobile services in the U.S. The transaction closed in November 2021. In May 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date. See Note 3 to the condensed consolidated financial statements for additional information.

In October 2020, we entered into a definitive agreement to acquire certain assets of Bluegrass Cellular (Bluegrass), a rural wireless operator serving central Kentucky. The transaction closed in March 2021. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $412 million, net of cash acquired.

Other, Net
During the six months ended June 30, 2022 and 2021, we posted $2.1 billion and an insignificant amount of derivative collateral, respectively. See Note 7 to the condensed consolidated financial statements for additional information.

Cash Flows Provided By (Used In) Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2022, net cash used in financing activities was $3.8 billion. During the six months ended June 30, 2021, net cash provided by financing activities was $16.6 billion.

During the six months ended June 30, 2022, our net cash used in financing activities was primarily driven by repayments and repurchases of long-term borrowings and finance lease obligations of $7.4 billion, cash dividends of $5.4 billion and repayments of asset-backed long-term borrowings of $2.7 billion. These payments were partially offset by proceeds from asset-backed long-term borrowings of $5.1 billion, proceeds from long-term borrowings of $3.6 billion and net proceeds of $3.0 billion from other financing activities.

At June 30, 2022, our total debt of $149.1 billion included unsecured debt of $132.5 billion and secured debt of $16.6 billion. At December 31, 2021, our total debt of $150.9 billion included unsecured debt of $136.7 billion and secured debt of $14.2 billion. During the six months ended June 30, 2022 and 2021, our effective interest rate was 3.4% and 3.7%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At June 30, 2022
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2026	$9,500	$9,427	N/A
Various export credit facilities (2)	2024 - 2030	10,000	1,000	$6,206
Total		$19,500	$10,427	$6,206
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the six months ended June 30, 2022 and 2021, we drew down $2.0 billion and $470 million, respectively, from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In April 2022, we amended our $9.5 billion credit facility and extended its maturity to 2026.

Other, Net
Other, net financing activities during the six months ended June 30, 2022 includes $3.0 billion in net proceeds from commercial paper, $1.0 billion in proceeds from a short-term uncommitted credit facility and early debt redemption costs. See "Special Items" for additional information on the early debt redemption costs.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $5.4 billion and $5.2 billion in cash dividends during the six months ended June 30, 2022 and 2021, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at June 30, 2022 totaled $1.9 billion, a $1.1 billion decrease compared to December 31, 2021, primarily as a result of the factors discussed above.

Restricted cash totaled $1.5 billion and $1.2 billion as of June 30, 2022 and December 31, 2021, respectively, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts. The increase of $236 million was primarily driven by the completion of asset-backed debt transactions during the six months ended June 30, 2022.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2022	2021	Change
Net cash provided by operating activities	$17,665	$20,438	$(2,773)
Less Capital expenditures (including capitalized software)	10,491	8,716	1,775
Free cash flow	$7,174	$11,722	$(4,548)

The decrease in free cash flow during the six months ended June 30, 2022, compared to the similar period in 2021, is a reflection of the decrease in operating cash flows and the increase in capital expenditures, both of which are discussed above.

Other Future Obligations
As of June 30, 2022, Verizon had 20 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term ranging from 12 to 18 years following the facility's entry into commercial operation. Three of the facilities have entered into commercial operation, with the remainder generally expected to enter into commercial operation at various times prior to 2025. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities. Under the REPAs, we plan to purchase the energy generated by up to an aggregate of approximately 2.6 gigawatts of capacity across multiple states, including Arizona, Illinois, Indiana, Iowa, Maryland, New York, North Carolina, Ohio, Pennsylvania, Texas and West Virginia.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2022, we did not hold any collateral and posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. At December 31, 2021, we held and posted $0.1 billion and an insignificant amount, respectively, of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2022, approximately 74% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $410 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

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

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2022, there was an insignificant amount related to the fair value of the asset and the fair value of the liability of these contracts was $3.4 billion. At December 31, 2021, the fair value of the asset and liability of these contracts was $473 million and $666 million, respectively. The increase in the fair value of the liability of these contracts is primarily due to interest rate changes during the six month period ended June 30, 2022. At June 30, 2022 and December 31, 2021, the total notional amount of the interest rate swaps was $26.1 billion and $19.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At June 30, 2022, there was no amount related to the fair value of the liability of these contracts. At December 31, 2021, the fair value of the liability of these contracts was $302 million. At June 30, 2022, there was no outstanding notional amount for forward starting interest rate swaps. At December 31, 2021, the total notional amount of the forward starting interest rate swaps was $1.0 billion.

Treasury Rate Locks
From time to time we enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at June 30, 2022 or December 31, 2021.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At June 30, 2022, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. On March 31, 2022, we voluntarily elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated the swaps as fair value hedges. At June 30, 2022, the fair value of the asset and liability of these contracts was $80 million and $3.7 billion, respectively. At December 31, 2021, the fair value of the asset and liability of these contracts was $589 million and $1.6 billion, respectively. At both June 30, 2022 and December 31, 2021, the total notional amount of the cross currency swaps was $32.5 billion.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

At June 30, 2022, the fair value of the asset and liability of these contracts was zero and insignificant, respectively. At December 31, 2021, the fair value of the asset of these contracts was insignificant and there was no amount related to the liability of these contracts. At June 30, 2022 and December 31, 2021, the total notional amount of the foreign exchange forwards was $1.0 billion and $932 million, respectively.

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

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected December 2023 timeframe. Verizon incurred costs of approximately $164 million associated with these agreements, which were accrued for as of June 30, 2022. Our estimated costs relating to these agreements could reach $340 million. This early clearance, if successful, would accelerate Verizon's access to more spectrum in a number of key markets to support its 5G initiatives.

See Note 3 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (TracFone Purchase Agreement) with América Móvil to acquire TracFone, a leading provider of prepaid and value mobile services in the U.S. The transaction closed on November 23, 2021 (the Acquisition Date). In accordance with the terms of the TracFone Purchase Agreement, Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, subject to customary adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $545 million, and represents a Level 3 measurement. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period, as defined in the TracFone Purchase Agreement. Payments related to the contingent consideration are expected to begin in the second half of 2022 and continue through 2024. See Note 3 to the condensed consolidated financial statements for additional information.

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

Other
From time to time, we enter into strategic agreements to acquire various other business and investments. See Note 3 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
There have been no material changes to Regulatory and Competitive Trends as previously disclosed in Part I, Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed under “Overview” in Part I, Item 2 of this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2022.

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

There were no changes in the Company’s internal control over financial reporting during the second quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended June 30, 2022. At June 30, 2022, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: July 28, 2022	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)