Form 10-Q
period 2022-09-30
VERIZON COMMUNICATIONS INC
filed 2022-10-25
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The NASDAQ Global Select Market
1.625% Notes due 2024	VZ 24B	New York Stock Exchange
4.073% Notes due 2024	VZ 24C	New York Stock Exchange
0.875% Notes due 2025	VZ 25	New York Stock Exchange
3.25% Notes due 2026	VZ 26	New York Stock Exchange
1.375% Notes due 2026	VZ 26B	New York Stock Exchange
0.875% Notes due 2027	VZ 27E	New York Stock Exchange
1.375% Notes due 2028	VZ 28	New York Stock Exchange
1.125% Notes due 2028	VZ 28A	New York Stock Exchange
2.350% Fixed Rate Notes due 2028	VZ 28C	New York Stock Exchange
1.875% Notes due 2029	VZ 29B	New York Stock Exchange
0.375% Notes due 2029	VZ 29D	New York Stock Exchange
1.250% Notes due 2030	VZ 30	New York Stock Exchange
1.875% Notes due 2030	VZ 30A	New York Stock Exchange
2.625% Notes due 2031	VZ 31	New York Stock Exchange
2.500% Notes due 2031	VZ 31A	New York Stock Exchange
3.000% Fixed Rate Notes due 2031	VZ 31D	New York Stock Exchange
0.875% Notes due 2032	VZ 32	New York Stock Exchange
0.750% Notes due 2032	VZ 32A	New York Stock Exchange
1.300% Notes due 2033	VZ 33B	New York Stock Exchange
4.75% Notes due 2034	VZ 34	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act (continued):

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
3.125% Notes due 2035	VZ 35	New York Stock Exchange
1.125% Notes due 2035	VZ 35A	New York Stock Exchange
3.375% Notes due 2036	VZ 36A	New York Stock Exchange
2.875% Notes due 2038	VZ 38B	New York Stock Exchange
1.875% Notes due 2038	VZ 38C	New York Stock Exchange
1.500% Notes due 2039	VZ 39C	New York Stock Exchange
3.50% Fixed Rate Notes due 2039	VZ 39D	New York Stock Exchange
1.850% Notes due 2040	VZ 40	New York Stock Exchange
3.850% Fixed Rate Notes due 2041	VZ 41C	New York Stock Exchange

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

At September 30, 2022, 4,199,817,447 shares of the registrant’s common stock were outstanding, after deducting 91,616,199 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2022	2021	2022	2021

Operating Revenues
Service revenues and other	$27,666	$27,565	$81,999	$83,709
Wireless equipment revenues	6,575	5,350	19,585	15,837
Total Operating Revenues	34,241	32,915	101,584	99,546

Operating Expenses
Cost of services (exclusive of items shown below)	7,293	7,855	21,452	24,199
Cost of wireless equipment	7,308	5,673	21,919	17,106
Selling, general and administrative expense	7,422	6,521	22,090	21,246
Depreciation and amortization expense	4,324	3,961	12,881	12,155
Total Operating Expenses	26,347	24,010	78,342	74,706

Operating Income	7,894	8,905	23,242	24,840
Equity in earnings of unconsolidated businesses	2	1	40	10
Other income (expense), net	(439)	269	(1,314)	1,172
Interest expense	(937)	(801)	(2,508)	(2,746)
Income Before Provision For Income Taxes	6,520	8,374	19,460	23,276
Provision for income taxes	(1,496)	(1,820)	(4,410)	(5,395)
Net Income	$5,024	$6,554	$15,050	$17,881

Net income attributable to noncontrolling interests	$124	$147	$371	$429
Net income attributable to Verizon	4,900	6,407	14,679	17,452
Net Income	$5,024	$6,554	$15,050	$17,881

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.17	$1.55	$3.49	$4.21
Weighted-average shares outstanding (in millions)	4,202	4,142	4,201	4,141

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.17	$1.55	$3.49	$4.21
Weighted-average shares outstanding (in millions)	4,204	4,144	4,203	4,143
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2022	2021	2022	2021

Net Income	$5,024	$6,554	$15,050	$17,881
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(13), $(6), $(30) and $(13)	(120)	(146)	(285)	(126)
Unrealized gain (loss) on cash flow hedges, net of tax of $(6), $61, $(97) and $15	22	(174)	301	(42)
Unrealized gain (loss) on fair value hedges, net of tax of $(30), $0, $58 and $0	105	—	(167)	—
Unrealized loss on marketable securities, net of tax of $3, $1, $10 and $2	(8)	—	(32)	(5)
Defined benefit pension and postretirement plans, net of tax of $129, $51, $201 and $154	(379)	(155)	(590)	(465)
Other comprehensive loss attributable to Verizon	(380)	(475)	(773)	(638)
Total Comprehensive Income	$4,644	$6,079	$14,277	$17,243

Comprehensive income attributable to noncontrolling interests	$124	$147	$371	$429
Comprehensive income attributable to Verizon	4,520	5,932	13,906	16,814
Total Comprehensive Income	$4,644	$6,079	$14,277	$17,243
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2022	2021

Assets
Current assets
Cash and cash equivalents	$2,082	$2,921
Accounts receivable	24,475	24,742
Less Allowance for credit losses	805	896
Accounts receivable, net	23,670	23,846
Inventories	3,133	3,055
Prepaid expenses and other	10,861	6,906
Total current assets	39,746	36,728

Property, plant and equipment	300,870	289,897
Less Accumulated depreciation	197,866	190,201
Property, plant and equipment, net	103,004	99,696

Investments in unconsolidated businesses	1,083	1,061
Wireless licenses	149,292	147,619
Goodwill	28,548	28,603
Other intangible assets, net	11,196	11,677
Operating lease right-of-use assets	26,588	27,883
Other assets	15,633	13,329
Total assets	$375,090	$366,596

Liabilities and Equity
Current liabilities
Debt maturing within one year	$14,995	$7,443
Accounts payable and accrued liabilities	22,235	24,833
Current operating lease liabilities	3,961	3,859
Other current liabilities	11,950	11,025
Total current liabilities	53,141	47,160

Long-term debt	132,912	143,425
Employee benefit obligations	15,912	15,410
Deferred income taxes	42,094	40,685
Non-current operating lease liabilities	22,175	23,203
Other liabilities	20,073	13,513
Total long-term liabilities	233,166	236,236

Commitments and Contingencies (Note 11)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,467	13,861
Retained earnings	78,545	71,993
Accumulated other comprehensive loss	(1,700)	(927)
Common stock in treasury, at cost (91,616,199 and 93,634,725 shares outstanding)	(4,015)	(4,104)
Deferred compensation – employee stock ownership plans (ESOPs) and other	742	538
Noncontrolling interests	1,315	1,410
Total equity	88,783	83,200
Total liabilities and equity	$375,090	$366,596
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2022	2021

Cash Flows from Operating Activities
Net Income	$15,050	$17,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,881	12,155
Employee retirement benefits	479	(1,928)
Deferred income taxes	1,595	2,970
Provision for expected credit losses	1,048	604
Equity in losses (earnings) of unconsolidated businesses, net of dividends received	(13)	32
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(458)	603
Other, net	(2,383)	(1,155)
Net cash provided by operating activities	28,199	31,162

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(15,811)	(13,861)
Cash received (paid) related to acquisitions of businesses, net of cash acquired	248	(459)
Acquisitions of wireless licenses	(2,890)	(47,027)
Collateral payments related to derivative contracts, net of repayments	(4,857)	(15)
Proceeds from disposition of business	33	4,122
Other, net	(43)	222
Net cash used in investing activities	(23,320)	(57,018)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	4,605	32,482
Proceeds from asset-backed long-term borrowings	5,939	2,695
Net proceeds from short-term commercial paper	4,514	—
Repayments of long-term borrowings and finance lease obligations	(8,001)	(7,904)
Repayments of asset-backed long-term borrowings	(3,647)	(3,887)
Dividends paid	(8,066)	(7,797)
Other, net	(797)	(2,120)
Net cash provided by (used in) financing activities	(5,453)	13,469

Decrease in cash, cash equivalents and restricted cash	(574)	(12,387)
Cash, cash equivalents and restricted cash, beginning of period	4,161	23,498
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,587	$11,111
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

Earnings Per Common Share
There were a total of approximately 1.6 million and 1.5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2022, respectively. There were a total of approximately 1.6 million and 1.7 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2021, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At September 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2022	2021
Cash and cash equivalents	$2,082	$2,921	$(839)
Restricted cash:
Prepaid expenses and other	1,355	1,094	261
Other assets	150	146	4
Cash, cash equivalents and restricted cash	$3,587	$4,161	$(574)

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

We also earn revenues that are not accounted for under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and nine months ended September 30, 2022, revenues from arrangements that were not accounted for under Topic 606 were approximately $774 million and $2.4 billion, respectively. During the three and nine months ended September 30, 2021, revenues from arrangements that were not accounted for under Topic 606 were approximately $803 million and $2.3 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At September 30, 2022, month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and approximately 90% of our wireline Consumer and Small and Medium Business contracts, compared to September 30, 2021, for which month-to-month service contracts represented approximately 93% of our wireless postpaid contracts and 83% of our wireline Consumer and Small and Medium Business contracts.

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

Additionally, there are certain contracts with Business customers for wireline and telematics services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately nine years ending in April 2032 and have aggregate contract minimum payments totaling $1.8 billion.

At September 30, 2022, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2022, 2023 and thereafter was $5.9 billion, $18.3 billion and $15.2 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At September 30,	At January 1,	At September 30,	At January 1,
(dollars in millions)	2022	2022	2021	2021
Receivables(1)	$10,556	$10,758	$10,088	$12,029
Device payment plan agreement receivables(2)	14,680	12,888	11,178	10,358
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

The following table presents information about contract balances:

	At September 30,	At January 1,	At September 30,	At January 1,
(dollars in millions)	2022	2022	2021	2021
Contract asset	$869	$934	$878	$937
Contract liability(1)	7,954	7,229	6,034	5,598
(1) Revenue recognized related to contract liabilities existing at January 1, 2022 were $167 million and $4.8 billion for the three and nine months ended September 30, 2022, respectively. Revenue recognized related to contract liabilities existing at January 1, 2021 were $161 million and $4.2 billion for the three and nine months ended September 30, 2021, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2022	2021
Assets
Prepaid expenses and other	$692	$739
Other assets	177	195
Total	$869	$934

Liabilities
Other current liabilities	$6,475	$6,053
Other liabilities	1,479	1,176
Total	$7,954	$7,229

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2022	2021
Assets
Prepaid expenses and other	$2,572	$2,432
Other assets	2,362	2,259
Total	$4,934	$4,691

For the three and nine months ended September 30, 2022, we recognized expense of $735 million and $2.2 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2021, we recognized expense of $751 million and $2.3 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and nine months ended September 30, 2022 or September 30, 2021.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. During the year ended December 31, 2021, we made payments of $1.3 billion primarily related to certain obligations for projected clearing costs. During the three and nine months ended September 30, 2022, we made additional payments of $196 million and $1.6 billion, respectively, for obligations related to accelerated clearing incentives and clearing costs, of which $1.4 billion were accrued as of December 31, 2021. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected December 2023 timeframe. During the three and nine months ended September 30, 2022, Verizon incurred costs of approximately $115 million and $279 million, respectively, associated with these agreements. These costs were accrued for as of September 30, 2022. This early clearance, if successful, would accelerate Verizon's access to more spectrum in a number of key markets to support its fifth-generation initiatives.

During the nine months ended September 30, 2022, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount. During the nine months ended September 30, 2021, we recognized a pre-tax loss of $223 million ($167 million after-tax) in connection with the sale of certain wireless licenses.

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

In accordance with the terms of the TracFone Purchase Agreement, Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, subject to customary adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $540 million and represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 7 for additional information. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period, as defined in the TracFone Purchase Agreement.

In May 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date. In August 2022, Verizon made a payment of $113 million related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows for the nine months ended September 30, 2022. Contingent consideration payments are expected to continue through 2024.

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

	November 23,	Measurement Period Adjustments(1)	Adjusted
(dollars in millions)	2021		Fair Value
Consideration:
Cash, net of cash acquired and working capital and other adjustments	$3,491	$17	$3,508
Fair value of Verizon common stock (57,596,544 shares)	2,981	—	2,981
Fair value of contingent consideration to be paid	542	(2)	540
Total consideration	$7,014	$15	$7,029

Assets acquired:
Current assets	$1,370	$9	$1,379
Property, plant and equipment, net	96	(10)	86
Goodwill	3,723	(6)	3,717
Other intangible assets	4,374	—	4,374
Other assets	731	107	838
Total assets acquired	$10,294	$100	$10,394
Liabilities assumed:
Current liabilities	1,433	67	1,500
Deferred income taxes	1,007	(48)	959
Other liabilities	840	66	906
Total liabilities assumed	$3,280	$85	$3,365

Net assets acquired	$7,014	$15	$7,029
(1) Adjustments to the fair value measurements reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, that if known, would have affected the measurement of the amounts recognized as of that date. The most significant adjustments related to deferred income taxes and deferred commission costs.

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

Pursuant to the TracFone Purchase Agreement, América Móvil agreed to indemnify Verizon against certain pre-acquisition tax matters and other contingencies. We have recorded total contingent liabilities and offsetting indemnification assets of $837 million for the expected reimbursement of these matters that had not been resolved as of the Acquisition Date. The liabilities are presented in Other liabilities and the indemnification assets are presented in Other assets, within our condensed consolidated balance sheets. The amounts recognized represent reasonable estimates based on an evaluation of current facts and circumstances. Actual outcome may differ significantly from these estimates. We expect that any additional liabilities that may arise related to these indemnified matters would be indemnified and reimbursed by América Móvil.

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

On September 1, 2021, we completed the sale of Verizon Media. As of the close of the transaction, cash proceeds, the fair value of the non-convertible preferred limited partnership units of the Apollo Affiliate, and the fair value of 10% of the fully-diluted common limited partnership units of the Apollo Affiliate were $4.3 billion, $496 million, and $124 million, respectively. We recorded a pre-tax gain on sale of approximately $1.1 billion (after-tax $1.1 billion) in Selling general and administrative expense in our condensed consolidated statement of income during both the three and nine months ended September 30, 2021. In addition, we incurred $346 million of various costs associated with this disposition which are primarily recorded in Selling general and administrative expense in our condensed consolidated statement of income for the three and nine months ended September 30, 2021.

On September 28, 2021, the Apollo Affiliate redeemed $100 million of Verizon’s preferred limited partnership interest. The carrying value of our preferred limited partnership interest as of September 30, 2022 was $396 million. The redemption is reflected within Net cash used in investing activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2021. Verizon’s 10% common interest in the Apollo Affiliate is accounted for as an equity method investment. The post-sale results of Verizon’s common ownership interest in the Apollo Affiliate are recorded through the equity method of accounting, within Corporate and other, which are insignificant.

In connection with the closing of the transaction, we entered into Transition Services Agreements with the Apollo Affiliate, under which Verizon will continue to provide and receive specified administrative and technical services to support operations for up to 12 months and 18 months, respectively.

Under our ownership, Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $1.4 billion and $5.3 billion during the three and nine months ended September 30, 2021, respectively.

Other
During the nine months ended September 30, 2022, we entered into and completed various other insignificant transactions for net cash consideration of an insignificant amount.

In connection with divestiture and other activity we recorded a pre-tax net gain of an insignificant amount in our condensed consolidated statement of income for the nine months ended September 30, 2022.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At September 30,	At December 31,
(dollars in millions)	2022	2021
Wireless licenses	$149,292	$147,619

At September 30, 2022 and 2021, approximately $45.4 billion and $54.8 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $1.3 billion and $1.1 billion of capitalized interest on wireless licenses for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 15 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2022	$21,042	$7,515	$46	$28,603
Acquisitions (1)	(6)	—	—	(6)
Reclassifications, adjustments and other (2)	—	(27)	(22)	(49)
Balance at September 30, 2022	$21,036	$7,488	$24	$28,548
(1) The change in goodwill relates to the acquisition of TracFone. See Note 3 for additional information.
(2) Includes a goodwill impairment charge of $16 million, related to an early stage development company presented within Other, recorded in Selling, general and administrative expense in our condensed consolidated statements of income for the nine months ended September 30, 2022.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At September 30, 2022			At December 31, 2021
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,185	$(1,571)	$2,614	$4,201	$(1,126)	$3,075
Non-network internal-use software (7 years)	22,644	(16,017)	6,627	21,310	(14,897)	6,413
Other (4 to 25 years)	2,996	(1,041)	1,955	2,974	(785)	2,189
Total	$29,825	$(18,629)	$11,196	$28,485	$(16,808)	$11,677

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2022	$658	$1,944
2021	430	1,539

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2022	$652
2023	2,468
2024	2,178
2025	1,993
2026	1,734
2027	1,033

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the three and nine months ended September 30, 2022.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended March 31, 2022
Verizon and subsidiary 2.987% - 8.950% notes and debentures, due 2032 - 2056	$5,032	$5,587
Three Months Ended March 31, 2022 total	5,032	5,587
Nine Months Ended September 30, 2022 total	$5,032	$5,587
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased	Amount Paid (1)
Three Months Ended March 31, 2022
Verizon floating rate (London Inter-Bank Offered Rate + 1.000%) notes due 2022	$1,094	$1,097
Three Months Ended March 31, 2022 total	1,094	1,097

Three Months Ended June 30, 2022
Subsidiary 8.000% debentures due 2022	103	108
Open market repurchases of various Verizon notes	359	307
Three Months Ended June 30, 2022 total	462	415

Three Months Ended September 30, 2022
Open market repurchases of various Verizon notes	260	211
Three Months Ended September 30, 2022 total	260	211
Nine Months Ended September 30, 2022 total	$1,816	$1,723
(1) Represents amount paid to repay or repurchase, including any accrued interest.

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds (1)
Three Months Ended March 31, 2022
Verizon 3.875% notes due 2052 (2)	$1,000	$982
Verizon 4.100% notes due 2055	655	650
Three Months Ended March 31, 2022 total	1,655	1,632
Nine Months Ended September 30, 2022 total	$1,655	$1,632
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

Short-Term Borrowing and Commercial Paper Program
In March 2022, we entered into and fully drew from a $1.0 billion short-term uncommitted credit facility. As of September 30, 2022, the $1.0 billion borrowed under the facility remains outstanding.

During the nine months ended September 30, 2022, we issued $26.5 billion in commercial paper and we repaid $21.9 billion of commercial paper. As of September 30, 2022, we had $4.6 billion of commercial paper outstanding. These transactions are reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows.

Asset-Backed Debt
As of September 30, 2022, the carrying value of our asset-backed debt was $16.5 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of Verizon, and certain other affiliates of Verizon (collectively, the Originators) transfer device payment plan agreement receivables to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the nine months ended September 30, 2022, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2022
Series 2022-1
A Senior class notes	1.040	1.49	$799
B Junior class notes	1.270	1.49	64
C Junior class notes	1.390	1.49	37

Series 2022-2
A Senior class notes	1.530	2.99	710
B Junior class notes	1.830	2.99	57
C Junior class notes	2.010	2.99	33
January 2022 total			1,700

May 2022
Series 2022-3
A Senior class notes	3.010	1.49	400
B Junior class notes	3.250	1.49	—
C Junior class notes	3.500	1.49	16

Series 2022-4
A Senior class notes	3.400	2.99	488
B Junior class notes	3.640	2.99	42
C Junior class notes	3.890	2.99	20
May 2022 total			966

August 2022
Series 2022-5
A-1a Senior fixed rate class notes	3.720	1.44	351
A-1b Senior floating rate class notes	Compounded SOFR + 0.620(1)	1.44	57
B Junior class notes	3.960	1.44	—
C Junior class notes	4.210	1.44	—

Series 2022-6
A Senior class notes	3.670	2.94	479
B Junior class notes	3.910	2.94	—
C Junior class notes	4.160	2.94	—
August 2022 total			887
Total			$3,553
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest period ending in September 2022 was 2.285%.

Under the terms of each series of ABS Notes, there is a revolving period of 18 months, two years or up to three years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the nine months ended September 30, 2022, we made aggregate principal repayments of $3.0 billion on ABS Notes that have entered the amortization period, including principal payments made in connection with optional clean-up redemptions.

In October 2022, in connection with an optional acquisition of receivables and redemption of ABS Notes, we made a principal payment, in whole, for $129 million.

ABS Financing Facilities
In January 2022, we prepaid an aggregate of $515 million of the two loans outstanding in connection with the ABS Financing Facility entered into in December 2021. In March 2022, we borrowed an additional $1.9 billion under the loan agreements entered into in connection with such ABS Financing Facility. In May 2022, we prepaid an aggregate of $130 million of the two loans outstanding in connection with such ABS Financing Facility. In June 2022, we borrowed an additional $545 million under the loan agreements entered into in connection with such ABS Financing Facility. The aggregate outstanding balance under such ABS Financing Facility was $6.1 billion as of September 30, 2022.

In October 2022, we entered into an ABS financing facility with a financial institution (2022 ABS Financing Facility). Under the terms of the 2022 ABS Financing Facility, the financial institution makes advances under asset-backed loans backed by certain wireless service accounts receivables of both Consumer customers and Business customers. The loan agreement entered into in connection with the 2022 ABS Financing Facility is outstanding with a final maturity date in June 2024 and the loan agreement bears interest at a floating rate. There is an 18 month revolving period, as set forth in the loan agreement, which may be extended with the approval of the financial institution. Under the loan agreement, we have the right to prepay all or a portion of the advances at any time without penalty, but in certain cases, with breakage costs. Subject to certain conditions, we may also remove receivables from the applicable ABS Entity. In October 2022, we borrowed $2.0 billion under the loan agreement entered into in connection with the 2022 ABS Financing Facility.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2022	2021
Assets
Accounts receivable, net	$11,312	$10,705
Prepaid expenses and other	1,357	1,094
Other assets	8,359	5,455

Liabilities
Accounts payable and accrued liabilities	8	10
Debt maturing within one year	6,587	5,024
Long-term debt	9,923	9,178

See Note 6 for additional information on device payment plan agreement receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At September 30, 2022
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2026	$9,500	$9,434	N/A
Various export credit facilities (2)	2024 - 2031	11,000	1,000	$7,000
Total		$20,500	$10,434	$7,000
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the nine months ended September 30, 2022 and 2021, we drew down $3.0 billion and $470 million, respectively, from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the nine months ended September 30, 2022 and 2021, we financed, primarily through alternative financing arrangements, the purchase of approximately $583 million and $337 million, respectively, of long-lived assets consisting primarily of network equipment. As of September 30, 2022 and December 31, 2021, $1.6 billion and $1.3 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Debt Extinguishment Gains (Losses), Net
During the three months ended September 30, 2022, we recorded debt extinguishment gains of $50 million. During the nine months ended September 30, 2022, we recorded net debt extinguishment losses of $1.1 billion. During the three months ended September 30, 2021, we did not record debt extinguishment losses. During the nine months ended September 30, 2021, we recorded debt extinguishment losses of $1.1 billion. The gains and losses are recorded in Other income (expense), net in our condensed consolidated statements of income. The total gains and losses are reflected within Other, net cash flow from operating activities and the portion of the gains and losses representing cash payments are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2022, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of Verizon.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheets:

	At September 30, 2022
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$13,281	$5,141	$6,053	$24,475
Less Allowance for credit losses	455	114	236	805
Accounts receivable, net of allowance	$12,826	$5,027	$5,817	$23,670
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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2022	2021
Device payment plan agreement receivables, gross	$24,185	$21,303
Unamortized imputed interest	(386)	(358)
Device payment plan agreement receivables, at amortized cost	23,799	20,945
Allowance (1)	(772)	(759)
Device payment plan agreement receivables, net	$23,027	$20,186

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,826	$12,783
Other assets	10,201	7,403
Device payment plan agreement receivables, net	$23,027	$20,186
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

Included in our device payment plan agreement receivables at both September 30, 2022 and December 31, 2021, are net device payment plan agreement receivables of $19.5 billion and $16.0 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. Interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At September 30, 2022 and December 31, 2021, the amount of the guarantee liability was $61 million and $77 million, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At September 30, 2022 and December 31, 2021, the amount of trade-in liability was $460 million and $366 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, as of September 30, 2022, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2022	2021	Prior to 2021	Total
New customers	$1,993	$1,273	$82	$3,348
Existing customers	12,299	7,608	544	20,451
Total	$14,292	$8,881	$626	$23,799
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on September 30, 2022.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. As of September 30, 2022, wireless service receivables, at amortized cost, originating in 2022 and 2021 were $5.1 billion and $66 million, respectively.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2022	$759	$130
Current period provision for expected credit losses	606	275
Write-offs charged against the allowance	(619)	(324)
Recoveries collected	26	33
Balance at September 30, 2022	$772	$114
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At September 30,
(dollars in millions)	2022
Unbilled	$22,567
Billed:
Current	1,022
Past due	210
Device payment plan agreement receivables, at amortized cost	$23,799

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$32	$—	$32
Cross currency swaps	—	1	—	1
Interest rate caps	—	33	—	33
Other assets:
Fixed income securities	—	341	—	341
Cross currency swaps	—	53	—	53
Interest rate caps	—	11	—	11
Total	$—	$471	$—	$471

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$704	$—	$704
Foreign exchange forwards	—	10	—	10
Cross currency swaps	—	346	—	346
Interest rate caps	—	32	—	32
Contingent consideration	—	—	313	313
Other liabilities:
Interest rate swaps	—	3,850	—	3,850
Cross currency swaps	—	5,190	—	5,190
Interest rate caps	—	10	—	10
Contingent consideration	—	—	114	114
Total	$—	$10,142	$427	$10,569
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the carrying amount of our investments without readily determinable fair values was $814 million and $808 million, respectively. During both the three and nine months ended September 30, 2022, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. As of September 30, 2022, cumulative adjustments due to observable price changes and impairment charges were approximately $157 million and $82 million, respectively.

Verizon has a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value is calculated using a probability-weighted discounted cash flow model and represents a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability is remeasured to fair value with changes recorded within Selling, general and administrative expense in our condensed consolidated statements of income. During the three months ended September 30, 2022, we made a payment of $113 million related to the contingent consideration. Refer to Note 3 for additional information.

Fixed income securities consist primarily of investments in municipal bonds. The valuation of the fixed income securities is based on the quoted prices for similar assets in active markets or identical assets in inactive markets or models that apply inputs from observable market data. The valuation determines that these securities are classified as Level 2.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2021	$149,543	$106,599	$62,606	$—	$169,205
At September 30, 2022	146,326	82,250	51,393	—	133,643

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
(dollars in millions)	2022	2021
Interest rate swaps	$26,071	$19,779
Cross currency swaps	32,502	32,502
Forward starting interest rate swaps	—	1,000
Foreign exchange forwards	940	932

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Interest Rate Swaps:
Notional value entered into	$—	$—	$7,155	$2,550
Notional value settled	—	851	863	3,540
Pre-tax gain recognized in Interest expense	2	—	2	1
Cross Currency Swaps:
Notional value entered into	—	—	—	6,214
Notional value settled	—	—	—	—
Pre-tax loss recognized in Other comprehensive loss (1)	N/A	(1,057)	(430)	(1,984)
Pre-tax loss on cross currency swaps recognized in Interest expense	(2,039)	N/A	(3,847)	N/A
Pre-tax gain on hedged debt recognized in Interest expense	2,039	N/A	3,847	N/A
Excluded components recognized in Other comprehensive loss	169	N/A	(171)	N/A
Initial value of the excluded component amortized into Interest expense	27	N/A	54	N/A
Forward Starting Interest Rate Swaps:
Notional value entered into	—	—	—	—
Notional value settled	—	—	1,000	1,000
Pre-tax gain recognized in Other comprehensive loss	—	—	196	279
Treasury Rate Locks:
Notional value entered into	—	—	—	4,650
Notional value settled	—	—	—	4,650
Pre-tax gain recognized in Other comprehensive loss	—	—	—	251
N/A - not applicable
(1) Represents amounts recorded under the cash flow hedge model. These instruments were re-designated as fair value hedges on March 31, 2022.

	Nine Months Ended
	September 30,
(dollars in millions)	2022	2021
Other, net Cash Flows from Operating Activities:
Cash received for settlement of interest rate swaps	$40	$110
Cash paid for settlement of forward starting interest rate swaps	(107)	(237)
Cash received for settlement of treasury rate locks	—	251

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At September 30,	At December 31,
(dollars in millions)	2022	2021
Carrying amount of hedged liabilities	$21,836	$20,027
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,432)	(113)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	510	575

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

Cross Currency Swaps
We have entered into cross currency swaps previously designated as cash flow hedges through March 31, 2022 to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. A portion of the loss recognized in Other comprehensive loss was reclassified to Interest expense to offset the related pre-tax foreign currency transaction gain or loss on the underlying hedged item.

On March 31, 2022, we elected to de-designate our cross currency swaps as cash flow hedges and re-designated these swaps as fair value hedges. For these hedges, we have elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. We estimate that $108 million will be amortized into Interest expense within the next 12 months.

We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three and nine months ended September 30, 2022, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive loss. Unrealized gains or losses on excluded components are recorded in Other comprehensive loss and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. During the three and nine months ended September 30, 2022, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive loss related to cash flow hedges. See Note 9 for additional information.

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

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both September 30, 2022 and December 31, 2021.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Foreign Exchange Forwards:
Notional value entered into	$2,642	$2,745	$8,144	$9,970
Notional value settled	2,703	3,365	8,136	10,505
Pre-tax loss recognized in Other income (expense), net	(75)	(29)	(169)	(51)
Swaptions:
Notional value sold	—	1,000	1,000	1,000
Notional value settled	—	—	1,000	—
Pre-tax loss recognized in Interest expense	—	—	(33)	—

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2022, we did not hold any collateral. At September 30, 2022, we posted $4.9 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheets. At December 31, 2021, we held and posted $0.1 billion and an insignificant amount, respectively, of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2022	2021	2022	2021
Service cost - Cost of services	$52	$59	$20	$24
Service cost - Selling, general and administrative expense	7	8	4	4
Service cost	$59	$67	$24	$28

Amortization of prior service cost (credit)	$24	$16	$(106)	$(223)
Expected return on plan assets	(274)	(309)	(6)	(6)
Interest cost	151	102	83	72
Remeasurement loss, net	645	144	—	—
Other components	$546	$(47)	$(29)	$(157)

Total	$605	$20	$(5)	$(129)

	(dollars in millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2022	2021	2022	2021
Service cost - Cost of services	$168	$186	$60	$71
Service cost - Selling, general and administrative expense	23	26	11	14
Service cost	$191	$212	$71	$85

Amortization of prior service cost (credit)	$54	$46	$(419)	$(670)
Expected return on plan assets	(865)	(927)	(20)	(17)
Interest cost	375	296	249	217
Remeasurement loss (gain), net	843	(1,170)	—	—
Other components	$407	$(1,755)	$(190)	$(470)

Total	$598	$(1,543)	$(119)	$(385)
The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

During the three months ended September 30, 2022, we updated the expected return on plan assets assumption for our pension plans from 6.25% at December 31, 2021 to 7.25% based upon the expected market returns for our targeted asset allocation.

Severance Payments
During the three and nine months ended September 30, 2022, we paid severance benefits of an insignificant amount and $155 million, respectively. At September 30, 2022, we had a remaining severance liability of $400 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During both the three and nine months ended September 30, 2022 and September 30, 2021, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans. We do not expect mandatory pension funding through December 31, 2022. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2022.

Remeasurement loss (gain), net
During the three and nine months ended September 30, 2022, we recorded a net pre-tax remeasurement loss of $645 million and $843 million, respectively, in our pension plans triggered by settlements as well as amendments to our collective bargaining agreements.

During the three months ended September 30, 2022, we recorded a net pre-tax remeasurement loss of $645 million in our pension plans triggered by settlements as well as amendments to our collective bargaining agreements, primarily driven by a $3.5 billion charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $2.9 billion mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans.

During the three months ended June 30, 2022, we recorded a net pre-tax remeasurement loss of $198 million in our pension plans triggered by settlements, primarily driven by a $654 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $456 million mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans.

During the three and nine months ended September 30, 2021, we recorded a net pre-tax remeasurement loss of $144 million and a net pre-tax remeasurement gain of $1.2 billion, respectively, in our pension plans triggered by settlements.

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

2022 Collective Bargaining Negotiations
In July 2022, union members ratified the extension of our collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers for three years, from August 5, 2023 until August 1, 2026.

Change in Defined Benefit Pension Plans
During the three months ended September 30, 2022, amendments were made to certain pension plans for certain union represented employees. The impact of the plan amendments was an increase in our defined benefit pension plan obligations of approximately $427 million, which has been recorded as a net decrease to Accumulated other comprehensive income of $317 million (net of taxes of $110 million). The impact of the amount recorded in Accumulated other comprehensive income that will be reclassified to net periodic benefit cost is minimal.

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended September 30,	2022		2021
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,872		13,403
Other (1)		(405)		(1)
Balance at end of period		13,467		13,402

Retained Earnings
Balance at beginning of period		76,401		66,310
Net income attributable to Verizon		4,900		6,407
Dividends declared ($0.6525, $0.6400 per share)		(2,741)		(2,651)
Other		(15)		(4)
Balance at end of period		78,545		70,062

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,320)		(234)
Foreign currency translation adjustments		(120)		(146)
Unrealized gain (loss) on cash flow hedges		22		(174)
Unrealized gain on fair value hedges		105		—
Unrealized loss on marketable securities		(8)		—
Defined benefit pension and postretirement plans		(379)		(155)
Other comprehensive loss		(380)		(475)
Balance at end of period attributable to Verizon		(1,700)		(709)

Treasury Stock
Balance at beginning of period	(91,719)	(4,020)	(151,318)	(6,632)
Employee plans	103	5	48	2
Balance at end of period	(91,616)	(4,015)	(151,270)	(6,630)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		654		408
Restricted stock equity grant		98		85
Amortization		(10)		(3)
Balance at end of period		742		490

Noncontrolling Interests
Balance at beginning of period		1,341		1,428
Total comprehensive income		124		147
Distributions and other (1)		(150)		(130)
Balance at end of period		1,315		1,445
Total Equity		$88,783		$78,489
(1) 2022 period includes adjustments related to the acquisition of additional interests in certain controlled wireless partnerships.

(dollars in millions, except per share amounts, and shares in thousands)
Nine months ended September 30,	2022		2021
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,861		13,404
Other (1)		(394)		(2)
Balance at end of period		13,467		13,402

Retained Earnings
Balance at beginning of period		71,993		60,464
Net income attributable to Verizon		14,679		17,452
Dividends declared ($1.9325, $1.8950 per share)		(8,120)		(7,850)
Other		(7)		(4)
Balance at end of period		78,545		70,062

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(927)		(71)
Foreign currency translation adjustments		(285)		(126)
Unrealized gain (loss) on cash flow hedges		301		(42)
Unrealized loss on fair value hedges		(167)		—
Unrealized loss on marketable securities		(32)		(5)
Defined benefit pension and postretirement plans		(590)		(465)
Other comprehensive loss		(773)		(638)
Balance at end of period attributable to Verizon		(1,700)		(709)

Treasury Stock
Balance at beginning of period	(93,635)	(4,104)	(153,304)	(6,719)
Employee plans	2,016	89	2,031	89
Shareholder plans	3	—	3	—
Balance at end of period	(91,616)	(4,015)	(151,270)	(6,630)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		538		335
Restricted stock equity grant		368		315
Amortization		(164)		(160)
Balance at end of period		742		490

Noncontrolling Interests
Balance at beginning of period		1,410		1,430
Total comprehensive income		371		429
Distributions and other (1)		(466)		(414)
Balance at end of period		1,315		1,445
Total Equity		$88,783		$78,489
(1) 2022 period includes adjustments related to the acquisition of additional interests in certain controlled wireless partnerships.

Common Stock
Verizon did not repurchase any shares of Verizon common stock through its previously authorized share buyback program during the nine months ended September 30, 2022. At September 30, 2022, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 2.0 million shares of common stock issued from Treasury stock during the nine months ended September 30, 2022.

Noncontrolling Interests
During the three months ended September 30, 2022, Verizon entered into and completed an agreement to acquire additional interests in certain controlled wireless partnerships for cash consideration of $458 million. Verizon continues to retain controlling financial interest within these partnerships, therefore the changes in ownership interest were accounted for as equity transactions which resulted in a reduction of additional paid-in capital of $406 million and noncontrolling interest of $52 million for both the three and nine months ended September 30, 2022. These transactions were recorded within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows for the nine months ended September 30, 2022.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized loss on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2022	$(545)	$(1,472)	$—	$16	$1,074	$(927)
Excluded components recognized in other comprehensive income	—	—	(127)	—	—	(127)
Other comprehensive loss	(285)	(174)	—	(32)	(317)	(808)
Amounts reclassified to net income	—	475	(40)	—	(273)	162
Net other comprehensive income (loss)	(285)	301	(167)	(32)	(590)	(773)
Balance at September 30, 2022	$(830)	$(1,171)	$(167)	$(16)	$484	$(1,700)

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

We completed the sale of Verizon Media on September 1, 2021. Refer to Note 3 for additional information on the sale of Verizon Media.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
External Operating Revenues
Consumer
Service	$18,421	$16,889	$54,696	$50,159
Wireless equipment	5,558	4,530	16,640	13,461
Other(1)	1,809	1,852	5,247	5,807
Total Consumer	25,788	23,271	76,583	69,427

Business
Small and Medium Business	3,191	2,929	9,315	8,644
Global Enterprise	2,449	2,551	7,310	7,690
Public Sector and Other	1,531	1,548	4,587	4,807
Wholesale	656	645	1,926	2,038
Total Business	7,827	7,673	23,138	23,179
Total reportable segments	$33,615	$30,944	$99,721	$92,606

Intersegment Revenues
Consumer	$52	$57	$153	$176
Business	10	16	34	53
Total reportable segments	$62	$73	$187	$229

Total Operating Revenues
Consumer	$25,840	$23,328	$76,736	$69,603
Business(2)	7,837	7,689	23,172	23,232
Total reportable segments	$33,677	$31,017	$99,908	$92,835

Operating Income
Consumer	$7,349	$7,590	$21,818	$22,606
Business	698	886	2,046	2,641
Total reportable segments	$8,047	$8,476	$23,864	$25,247
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.
(2) Service and other revenues included in our Business segment amounted to $6.8 billion and $6.9 billion for the three months ended September 30, 2022 and 2021, respectively, and $20.2 billion and $20.9 billion for the nine months ended September 30, 2022 and 2021, respectively. Wireless equipment revenues included in our Business segment amounted to $1.0 billion and $820 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 billion and $2.4 billion for the nine months ended September 30, 2022 and 2021, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Consumer	$2,902	$2,893	$8,708	$8,648
Business	304	287	897	844
Total Fios revenue	$3,206	$3,180	$9,605	$9,492

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Consumer	$15,517	$13,982	$45,970	$41,460
Business	3,273	3,097	9,580	9,247
Total Wireless service revenue	$18,790	$17,079	$55,550	$50,707

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of the special items that the chief operating decision maker does not consider in assessing segment performance, primarily due to their nature.

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Total reportable segment operating revenues	$33,677	$31,017	$99,908	$92,835
Corporate and other	627	2,009	1,868	7,093
Eliminations	(63)	(111)	(192)	(382)
Total consolidated operating revenues	$34,241	$32,915	$101,584	$99,546

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Total reportable segment operating income	$8,047	$8,476	$23,864	$25,247
Corporate and other	(85)	621	(299)	392
Other components of net periodic benefit charges (Note 8)	(68)	(192)	(323)	(576)
Loss on spectrum licenses (Note 3)	—	—	—	(223)
Total consolidated operating income	7,894	8,905	23,242	24,840

Equity in earnings of unconsolidated businesses	2	1	40	10
Other income (expense), net	(439)	269	(1,314)	1,172
Interest expense	(937)	(801)	(2,508)	(2,746)
Income Before Provision For Income Taxes	$6,520	$8,374	$19,460	$23,276

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2022 or 2021.

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

During the nine months ended September 30, 2022, Verizon entered into two renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term from 12 to 15 years from commencement of the facility's entry into commercial operation. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the digital world. In 2022, we are focused on leveraging our network leadership; retaining and growing our high-quality customer base while balancing profitability; enhancing ecosystems in growth businesses; and driving monetization of our networks, platforms and solutions. We are creating business value by earning customers', employees' and shareholders' trust, limiting our environmental impact and continuing our customer base growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that 2022 is a peak year of capital investment for us as we are rapidly deploying C-Band spectrum, which, together with our industry leading millimeter wave deployment, 4G LTE network, fiber infrastructure and other network deployments, will drive innovative products and services and fuel our growth.

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

Highlights of Our Financial Results for the Three Months Ended September 30, 2022 and 2021
(dollars in millions)

Highlights of Our Financial Results for the Nine Months Ended September 30, 2022 and 2021
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended September 30, 2022 and 2021

Revenue by Segment for the Nine Months Ended September 30, 2022 and 2021

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

In addition to the wireless services and equipment discussed above, Consumer sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and nine months ended September 30, 2022 totaled $25.8 billion and $76.7 billion, respectively, representing an increase of 10.8% and 10.2%, respectively, compared to the similar periods in 2021. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and nine months ended September 30, 2022 totaled $7.8 billion and $23.2 billion, respectively, representing an increase of 1.9% and a decrease of 0.3%, respectively, compared to the similar periods in 2021. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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
Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2022, these investments included $15.8 billion for capital expenditures, inclusive of the C-Band capital expenditures described below. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2022 are currently expected to be in the range of $16.5 billion to $17.5 billion, including the further expansion of our 5G network in new and existing markets, the densification of our 4G Long-Term Evolution (LTE) wireless network to manage future traffic demands, and the continued deployment of our fiber infrastructure. Expenditures related to the deployment of our C-Band spectrum will be in addition to this amount and are expected to be $5.0 billion to $6.0 billion in 2022. As of September 30, 2022, our capital expenditures include approximately $4.5 billion related to our C-Band spectrum deployment. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for participating in the information economy.

Global Network and Technology
We are focusing our capital spending on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our networks by utilizing small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. 5G technology can enable higher throughput and lower latency than the current 4G LTE technology and allows our networks to handle more traffic as the number of internet-connected devices grows. In January 2022, we began deploying C-Band spectrum, which as of September 30, 2022, covers approximately 163 million points of presence in the U.S. We expect to continue deploying C-Band spectrum as it becomes available to us through 2025. Our 5G Nationwide service uses low and mid-band spectrum and dynamic spectrum sharing (DSS) technology, which allows 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s high-band Ultra Wideband coverage area, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where the 5G Nationwide network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

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

Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to evolve, and certain challenges across the economy remain, including as a result of new virus variants. We continue to monitor the evolution of the COVID-19 pandemic and remain committed to caring for the health and safety of our employees and customers while supporting the communities in which we operate. For a discussion of the impacts on and the risks to our business from the COVID-19 pandemic, refer to Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Impact of Inflation
As a result of the inflationary environment in 2022 to date, we have experienced increases in our direct costs, including electricity and other energy-related costs for our network operations, transportation and labor costs, as well as increased interest expenses related to rising interest rates. We believe that this inflationary environment and the resulting decline in real wages in the U.S. are altering consumer preferences, and causing consumers to become more price conscious. We expect the inflationary environment and the resulting pressures to continue for the remainder of this year and potentially beyond. For a discussion of the risks relating to unfavorable economic conditions and inflation to our business, refer to Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

Consolidated Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Consumer	$25,840	$23,328	$2,512	10.8%	$76,736	$69,603	$7,133	10.2%
Business	7,837	7,689	148	1.9	23,172	23,232	(60)	(0.3)
Corporate and other	627	2,009	(1,382)	(68.8)	1,868	7,093	(5,225)	(73.7)
Eliminations	(63)	(111)	48	(43.2)	(192)	(382)	190	(49.7)
Consolidated Revenues	$34,241	$32,915	$1,326	4.0	$101,584	$99,546	$2,038	2.0

Consolidated revenues increased during both the three and nine months ended September 30, 2022, compared to the similar periods in 2021. The increase during the three months ended September 30, 2022 was due to revenue increases in our Consumer and Business segments, partially offset by a decrease in Corporate and other. The increase during the nine months ended September 30, 2022 was due to revenue increases in our Consumer segment, partially offset by decreases in our Business segment and Corporate and other.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Corporate and other revenues decreased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021, primarily due to the Verizon Media sale which was completed in September 2021. Verizon Media's total operating revenues were approximately $1.4 billion and $5.3 billion for the three and nine months ended September 30, 2021, respectively. See Note 3 to the condensed consolidated financial statements for additional information on the Verizon Media sale.

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Cost of services	$7,293	$7,855	$(562)	(7.2)%	$21,452	$24,199	$(2,747)	(11.4)%
Cost of wireless equipment	7,308	5,673	1,635	28.8	21,919	17,106	4,813	28.1
Selling, general and administrative expense	7,422	6,521	901	13.8	22,090	21,246	844	4.0
Depreciation and amortization expense	4,324	3,961	363	9.2	12,881	12,155	726	6.0
Consolidated Operating Expenses	$26,347	$24,010	$2,337	9.7	$78,342	$74,706	$3,636	4.9

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

Cost of services decreased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended September 30, 2022 was primarily due to:
•a decrease in traffic acquisition costs of $577 million primarily related to the sale of Verizon Media;
•a decrease in personnel costs of $166 million primarily related to the sale of Verizon Media;
•a decrease in digital content of $110 million primarily driven by the sale of Verizon Media;
•a decrease in other direct costs of $80 million primarily related to the sale of Verizon Media;
•an increase in access costs of $192 million primarily due to the inclusion of TracFone results, partially offset by a decline in voice services; and
•an increase in regulatory fees of $48 million related to a higher Federal Universal Service Fund (FUSF) volume and the inclusion of TracFone results.

The decrease during the nine months ended September 30, 2022 was primarily due to:
•a decrease in traffic acquisition costs of $2.2 billion primarily related to the sale of Verizon Media;
•a decrease in personnel costs of $726 million primarily related to the sale of Verizon Media;
•a decrease in other direct costs of $317 million primarily related to the sale of Verizon Media;
•a decrease in regulatory fees of $247 million due to a lower FUSF volume and rate;
•a decrease in digital content of $240 million primarily driven by the sale of Verizon Media;
•an increase in access costs of $529 million primarily due to the inclusion of TracFone results, partially offset by a decline in voice services; and
•an increase in rent expense of $178 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers in April 2021 to support the build out of our 5G wireless network.

See Note 3 to the condensed consolidated financial statements for additional information on both the sale of Verizon Media and the acquisition of TracFone.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.
The increase during the three months ended September 30, 2022 was primarily due to:
•an increase of $620 million driven by a higher volume of wireless devices sold primarily related to upgrades;
•an increase of $533 million due to the inclusion of TracFone results; and
•an increase of $456 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the nine months ended September 30, 2022 was primarily due to:
•an increase of $2.0 billion driven by a higher volume of wireless devices sold primarily related to upgrades;
•an increase of $1.7 billion due to the inclusion of TracFone results; and
•an increase of $1.2 billion related to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended September 30, 2022 was primarily due to:
•the $706 million net gain on the sale of Verizon Media in 2021 that did not reoccur; and
•an increase in the provision for credit losses of $189 million driven by increased device payment loan volume and an increase in the expected loss rate primarily as a result of the change in device payment plan terms to 36 months, as well as actions taken in prior years in response to the COVID-19 pandemic.

The increase during the nine months ended September 30, 2022 was primarily due to:
•the $706 million net gain on the sale of Verizon Media in 2021 that did not reoccur;
•an increase in the provision for credit losses of $445 million driven by increased device payment loan volume and an increase in the expected loss rate primarily as a result of the change in device payment plan terms to 36 months, as well as actions taken in prior years in response to the COVID-19 pandemic;
•an increase in personnel costs of $180 million primarily related to higher compensation and the inclusion of TracFone results, partially offset by a decrease due to the sale of Verizon Media;

•an increase in advertising expense of $171 million primarily due to the inclusion of TracFone results and the launch of the 5G Ultra campaign;
•a decrease of $251 million in other general expenses, primarily driven by lease terminations; and
•the $223 million loss resulting from agreements entered into to sell certain wireless licenses in 2021.

See Note 3 to the condensed consolidated financial statements for additional information on loss on spectrum licenses, the sale of Verizon Media and the acquisition of TracFone.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2022, compared to the similar periods in 2021. The increases were primarily due to the change in the mix of net depreciable and amortizable assets, including acquisition-related intangible assets, as well as deployment of C-Band.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Interest income	$32	$11	$21	nm	$63	$37	$26	70.3%
Other components of net periodic benefit income (cost)	(517)	204	(721)	nm	(217)	2,225	(2,442)	nm
Other, net	46	54	(8)	(14.8)	(1,160)	(1,090)	(70)	6.4
Total	$(439)	$269	$(708)	nm	$(1,314)	$1,172	$(2,486)	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net changed during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The change during the three months ended September 30, 2022 was primarily due to:
•a pension remeasurement loss of $645 million in 2022 compared to a pension remeasurement loss of $144 million in 2021.

The change during the nine months ended September 30, 2022 was primarily due to:
•a pension remeasurement loss of $843 million in 2022 compared to a pension remeasurement gain of $1.2 billion in 2021.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Total interest costs on debt balances	$1,423	$1,348	$75	5.6%	$4,013	$4,020	$(7)	(0.2)%
Less capitalized interest costs	486	547	(61)	(11.2)	1,505	1,274	231	18.1
Total	$937	$801	$136	17.0	$2,508	$2,746	$(238)	(8.7)

Average debt outstanding (1) (3)	$148,729	$151,347			$151,762	$145,984
Effective interest rate (2) (3)	3.8%	3.6%			3.5%	3.7%
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

Total interest expense increased and decreased during the three and nine months ended September 30, 2022, respectively, compared to the similar periods in 2021.

The increase during the three months ended September 30, 2022 was primarily due to:
•an increase in interest costs due to higher average interest rates, partially offset by lower average debt balances; and
•a decrease in capitalized interest costs due to a higher amount of C-Band placed in service in 2022 and not being eligible for capitalization.

The decrease during the nine months ended September 30, 2022 was primarily due to:
•an increase in capitalized interest costs as a result of qualifying activities performed on C-Band licenses.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Provision for income taxes	$1,496	$1,820	$(324)	(17.8)%	$4,410	$5,395	$(985)	(18.3)%
Effective income tax rate	22.9%	21.7%			22.7%	23.2%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the provision for income taxes during the three and nine months ended September 30, 2022, compared to the similar periods in 2021, was primarily due to the decrease in income before income taxes in each of the current periods. The increase in the effective income tax rate during the three months ended September 30, 2022, compared to the similar period in 2021, was primarily due to a larger effective income tax rate benefit recognized in the prior period related to the sale of Verizon Media, partially offset by the effective income tax rate impact of lower income before income taxes in the current period. The decrease in the effective income tax rate during the nine months ended September 30, 2022, compared to similar period in 2021, was primarily due to the favorable resolution of various income tax matters as well as the effective income tax rate impact of lower income before income taxes in the current period, partially offset by the effective income tax rate benefit recognized in the prior period related to the sale of Verizon Media.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.9 billion and $3.1 billion at September 30, 2022 and December 31, 2021, respectively. Interest and penalties related to unrecognized tax benefits were $552 million (after-tax) and $551 million (after-tax) at September 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Consolidated Net Income	$5,024	$6,554	$15,050	$17,881
Add:
Provision for income taxes	1,496	1,820	4,410	5,395
Interest expense	937	801	2,508	2,746
Depreciation and amortization expense (1)	4,324	3,961	12,881	12,155
Consolidated EBITDA	$11,781	$13,136	$34,849	$38,177

Add (Less):
Other (income) expense, net (2) (3)	$439	$(269)	$1,314	$(1,172)
Equity in earnings of unconsolidated businesses	(2)	(1)	(40)	(10)
Loss on spectrum licenses	—	—	—	223
Severance charges	—	103	—	103
Net gain from sale of Media	—	(706)	—	(706)
Consolidated Adjusted EBITDA	$12,218	$12,263	$36,123	$36,615
(1) Includes Amortization of acquisition-related intangible assets, which were $236 million and $711 million during the three and nine months ended September 30, 2022, respectively, and $57 million and $459 million during the three and nine months ended September 30, 2021, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits remeasurement charges of $645 million and $843 million during the three and nine months ended September 30, 2022, respectively, and charges of $144 million during the three months ended September 30, 2021 and credits of $1.2 billion during the nine months ended September 30, 2021. See "Special Items" and "Other Income (Expense), Net" for additional information.
(3) Includes Early debt redemption costs, which were $1.2 billion during the nine months ended September 30, 2022 and $1.1 billion during the nine months ended September 30, 2021. See "Special Items" and "Other Income (Expense), Net" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2022, compared to the similar periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireless Churn is the rate at which service to retail, retail postpaid, or retail postpaid phone connections is terminated on average in the period. The churn rate in each period presented is calculated by dividing retail disconnects, retail postpaid disconnects, or retail postpaid phone disconnects by the average retail connections, average retail postpaid connections, or average retail postpaid phone connections, respectively, in the period.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions, except ARPA)	2022	2021	(Decrease)		2022	2021	(Decrease)
Service	$18,421	$16,891	$1,530	9.1%	$54,696	$50,169	$4,527	9.0%
Wireless equipment	5,558	4,530	1,028	22.7	16,640	13,461	3,179	23.6
Other	1,861	1,907	(46)	(2.4)	5,400	5,973	(573)	(9.6)
Total Operating Revenues	$25,840	$23,328	$2,512	10.8	$76,736	$69,603	$7,133	10.2

Connections (‘000):(1)
Wireless retail postpaid					91,478	90,916	562	0.6
Wireless retail prepaid (2)(3)					23,076	4,072	19,004	nm
Total wireless retail					114,554	94,988	19,566	20.6
Fios internet					6,684	6,490	194	3.0
Fios video					3,314	3,642	(328)	(9.0)
Total broadband					7,597	6,921	676	9.8

Net Additions in Period (‘000):(4)
Wireless retail postpaid	28	423	(395)	(93.4)	(14)	447	(461)	nm
Wireless retail prepaid (2)(5)	39	(4)	43	nm	(270)	33	(303)	nm
Total wireless retail	67	419	(352)	(84.0)	(284)	480	(764)	nm

Wireless retail postpaid phones	(189)	267	(456)	nm	(696)	239	(935)	nm

Total broadband	272	101	171	nm	602	260	342	nm

Churn Rate:
Wireless retail (5)	1.66%	0.98%			1.57%	1.02%
Wireless retail postpaid	1.10%	0.84%			0.99%	0.88%
Wireless retail postpaid phones	0.88%	0.67%			0.80%	0.69%

Account Statistics:
Wireless retail postpaid ARPA	$127.76	$123.04	$4.72	3.8	$125.29	$121.71	$3.58	2.9
Wireless retail postpaid accounts (‘000) (1)					33,251	33,640	(389)	(1.2)
Wireless retail postpaid connections per account (1)					2.75	2.70	0.05	1.9
(1)As of end of period
(2)Acquisition of TracFone was completed on November 23, 2021. See Note 3 to the condensed consolidated financial statements for additional information.
(3)Reflects a decline in the customer base for wireless retail prepaid connections of approximately 504,000, primarily related to the shutdown of our competitors' 3G networks.
(4)Includes certain adjustments
(5)Excludes the impact primarily related to the shutdown of our competitors' 3G networks resulting in approximately 402,000 retail prepaid disconnects in the second quarter of 2022 and 102,000 retail prepaid disconnects in the third quarter of 2022.
nm - not meaningful

Consumer’s total operating revenues increased during both the three and nine months ended September 30, 2022, compared to the similar periods in 2021, as a result of increases in Service revenue and Wireless equipment revenue, partially offset by decreases in Other revenues.

Service Revenue
Service revenue increased during both the three and nine months ended September 30, 2022, compared to the similar periods in 2021, primarily driven by increases in wireless service revenue and Fios service revenue.

Wireless service revenue increased $1.5 billion during the three months ended September 30, 2022 primarily due to:
•an increase of $1.1 billion, representing the net impact of the acquisition of TracFone in the fourth quarter of 2021;
•an increase of $252 million in access revenues related to our postpaid plans driven by recent pricing actions, mobile security products included in certain protection packages, cloud services, additional connections and migrations to higher priced plans, partially offset by related promotions;
•an increase of $102 million in TravelPass revenues due to an increase in customer international travel; and
•an increase of $55 million related to growth in non-retail service revenue.

Wireless service revenue increased $4.5 billion during the nine months ended September 30, 2022 primarily due to:
•an increase of $3.4 billion, representing the net impact of the acquisition of TracFone in the fourth quarter of 2021;
•an increase of $647 million in access revenues related to our postpaid plans driven by mobile security products included in certain protection packages, recent pricing actions, cloud services, and additional connections and migrations to higher priced plans, partially offset by related promotions;
•an increase of $271 million in TravelPass revenues due to an increase in customer international travel; and
•an increase of $201 million related to growth in non-retail service revenue.

For the three and nine months ended September 30, 2022, Fios service revenue totaled $2.7 billion and $8.2 billion, respectively, representing an increase of $22 million and $117 million, respectively, compared to the similar periods in 2021. The increases are primarily due to an increase in Fios internet connections, reflecting increased demand for higher broadband speeds, partially offset by a decrease in Fios voice and video revenues.

Wireless Equipment Revenue
Wireless equipment revenue increased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended September 30, 2022 was primarily due to:
•an increase of $426 million driven by a higher volume of wireless devices sold, primarily related to a higher rate of upgrades, partially offset by related promotions;
•an increase of $415 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $187 million due to the inclusion of TracFone results.

The increase during the nine months ended September 30, 2022 was primarily due to:
•an increase of $1.3 billion driven by a higher volume of wireless devices sold, primarily related to a higher rate of upgrades, partially offset by related promotions;
•an increase of $1.2 billion related to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $650 million due to the inclusion of TracFone results.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Other revenue decreased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended September 30, 2022 was primarily due to:
•a decrease of $69 million that resulted from an update to our device protection offering which increased the price of the bundled offering and changed the product mix within the offering such that a smaller amount of the overall device protection revenue is recognized in Other revenue;
•a decrease of $20 million related to financing revenues from our device payment program mainly due to an increase in contract terms to 36 months;
•a decrease of $18 million in other regulatory surcharges; and
•an increase in FUSF revenue of $66 million related to volumes and the inclusion of TracFone results.

The decrease during the nine months ended September 30, 2022 was primarily due to:
•a decrease of $435 million that resulted from an update to our device protection offering which increased the price of the bundled offering and changed the product mix within the offering such that a smaller amount of the overall device protection revenue is recognized in Other revenue;

•a decrease of $62 million related to financing revenues from our device payment program mainly due to an increase in contract terms to 36 months;
•a decrease of $49 million related to a lower FUSF rate and resulting surcharges, offset by the inclusion of TracFone results; and
•a decrease of $34 million in other regulatory surcharges.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Cost of services	$4,566	$4,149	$417	10.1%	$13,296	$12,330	$966	7.8%
Cost of wireless equipment	5,963	4,611	1,352	29.3	17,997	13,857	4,140	29.9
Selling, general and administrative expense	4,730	4,060	670	16.5	14,020	12,131	1,889	15.6
Depreciation and amortization expense	3,232	2,918	314	10.8	9,605	8,679	926	10.7
Total Operating Expenses	$18,491	$15,738	$2,753	17.5	$54,918	$46,997	$7,921	16.9

Cost of Services
Cost of services increased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended September 30, 2022 was primarily due to:
•an increase in access costs of $233 million primarily due to the inclusion of TracFone results; and
•an increase in regulatory fees of $66 million related to higher FUSF volumes and the inclusion of TracFone results.

The increase during the nine months ended September 30, 2022 was primarily due to:
•an increase in access costs of $764 million primarily due to the inclusion of TracFone results; and
•an increase in rent expense of $164 million related to adding capacity to the networks to support demand and lease modifications for certain existing cell towers in April 2021 in connection with the build out of our 5G wireless network.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended September 30, 2022 was primarily due to:
•an increase of $533 million due to the inclusion of TracFone results;
•an increase of $456 million driven by a higher volume of wireless devices sold, primarily related to a higher rate of upgrades; and
•an increase of $350 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the nine months ended September 30, 2022 was primarily due to:
•an increase of $1.7 billion due to the inclusion of TracFone results;
•an increase of $1.6 billion driven by a higher volume of wireless devices sold, primarily related to a higher rate of upgrades; and
•an increase of $917 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended September 30, 2022 was primarily due to:
•an increase in personnel costs of $360 million primarily due to higher compensation and the inclusion of TracFone results;
•an increase in provision for credit losses of $173 million driven by increased device payment loan volume and an increase in the expected loss rate primarily as a result of the change in device payment plan terms to 36 months, as well as actions taken in prior years in response to the COVID-19 pandemic; and
•an increase in advertising expenses of $101 million primarily due to the inclusion of TracFone results and brand marketing.

The increase during the nine months ended September 30, 2022 was primarily due to:
•an increase in personnel costs of $1.0 billion primarily due to the inclusion of TracFone results and higher compensation;

•an increase in advertising expense of $438 million primarily due to the inclusion of TracFone results and brand marketing, including the launch of the 5G Ultra campaign earlier in the year; and
•an increase in provision for credit losses of $403 million driven by increased device payment loan volume and an increase in the expected loss rate primarily as a result of the change in device payment plan terms to 36 months, as well as actions taken in prior years in response to the COVID-19 pandemic.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2022, compared to the similar periods in 2021, driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Segment Operating Income	$7,349	$7,590	$(241)	(3.2)%	$21,818	$22,606	$(788)	(3.5)%
Add Depreciation and amortization expense	3,232	2,918	314	10.8	9,605	8,679	926	10.7
Segment EBITDA	$10,581	$10,508	$73	0.7	$31,423	$31,285	$138	0.4
Segment operating income margin	28.4%	32.5%			28.4%	32.5%
Segment EBITDA margin	40.9%	45.0%			40.9%	44.9%

The changes in the table above during the three and nine months ended September 30, 2022, compared to the similar periods in 2021, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Small and Medium Business	$3,196	$2,937	$259	8.8%	$9,329	$8,662	$667	7.7%
Global Enterprise	2,449	2,552	(103)	(4.0)	7,311	7,694	(383)	(5.0)
Public Sector and Other	1,531	1,547	(16)	(1.0)	4,587	4,807	(220)	(4.6)
Wholesale	661	653	8	1.2	1,945	2,069	(124)	(6.0)
Total Operating Revenues(1)	$7,837	$7,689	$148	1.9	$23,172	$23,232	$(60)	(0.3)

Connections (‘000):(2)
Wireless retail postpaid					28,584	26,998	1,586	5.9
Fios internet					370	352	18	5.1
Fios video					69	72	(3)	(4.2)
Total broadband					913	555	358	64.5

Net Additions in Period (‘000):(3)
Wireless retail postpaid	360	276	84	30.4	1,185	610	575	94.3
Wireless retail postpaid phones	197	162	35	21.6	680	287	393	nm
Total broadband	105	28	77	nm	272	43	229	nm

Churn Rate:
Wireless retail postpaid	1.42%	1.29%			1.38%	1.28%
Wireless retail postpaid phones	1.10%	1.04%			1.08%	1.04%
(1)Service and other revenues included in our Business segment amounted to approximately $6.8 billion and $6.9 billion for the three months ended September 30, 2022 and 2021, respectively. Service and other revenues included in our Business segment amounted to approximately $20.2 billion and $20.9 billion for the nine months ended September 30, 2022 and 2021, respectively. Wireless equipment revenues included in our Business segment amounted to approximately $1.0 billion and $820 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 billion and $2.4 billion for the nine months ended September 30, 2022 and 2021, respectively.
(2)As of end of period
(3)Includes certain adjustments
nm - not meaningful

Business’s total operating revenues increased during the three months ended September 30, 2022, and decreased during the nine months ended September 30, 2022, compared to the similar periods in 2021. The increase during the three months ended September 30, 2022 was a result of increases in Small and Medium Business and Wholesale revenues, partially offset by decreases in Global Enterprise and Public Sector and Other revenues. The decrease during the nine months ended September 30, 2022 was a result of decreases in Global Enterprise, Public Sector and Other and Wholesale revenues, partially offset by an increase in Small and Medium Business revenues.

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

Small and Medium Business revenues increased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended September 30, 2022 was primarily due to:
•an increase in wireless equipment revenue of $144 million driven by a higher volume of devices sold and a shift to higher priced equipment in the mix of devices sold;
•an increase in wireless service revenue of $124 million primarily driven by an increase in the amount of wireless retail postpaid connections as well as the economic adjustment charge that went into place in the second quarter of 2022; and
•a decrease of $22 million related to the loss of voice and DSL service connections.

The increase during the nine months ended September 30, 2022 was primarily due to:
•an increase of $418 million in wireless equipment revenue driven by a higher volume of devices sold and a shift to higher priced equipment in the mix of devices sold;

•an increase in wireless service revenue of $293 million driven by an increase in the amount of wireless retail postpaid connections as well as the economic adjustment charge that went into place in the second quarter of 2022; and
•a decrease of $63 million related to the loss of voice and DSL service connections.

For the three and nine months ended September 30, 2022, Fios revenues totaled $259 million and $767 million, respectively, which represents an increase of $11 million and $35 million, respectively, compared to the similar periods in 2021. The increase was primarily related to increases in total connections, as well as increased demand for higher broadband speeds.

Global Enterprise
Global Enterprise offers services to large businesses, which are identified based on their size and volume of business with Verizon, as well as non-U.S. public sector customers.

Global Enterprise revenues decreased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The decrease during the three months ended September 30, 2022 was primarily due to:
•a decrease of $100 million in traditional data and voice communication services related to secular pressures in the marketplace.

The decrease during the nine months ended September 30, 2022 was primarily due to:
•a decrease of $319 million in traditional data and voice communication services related to secular pressures in the marketplace;
•a decrease of $113 million due to lower FUSF volume and rate along with resulting surcharges; and
•an increase of $125 million in wireless equipment revenue driven by a shift to higher priced equipment in the mix of devices sold and a higher volume of devices sold.

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

Public Sector and Other revenues remained relatively flat during the three months ended September 30, 2022 and decreased during the nine months ended September 30, 2022, compared to the similar periods in 2021.

The decrease during the nine months ended September 30, 2022 was primarily due to:
•a decrease of $124 million in networking revenue and traditional voice communication services;
•a decrease of $40 million related to lower FUSF volume and rate along with resulting surcharges; and
•a decrease of $29 million in customer premise equipment due to lower volumes sold.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues remained relatively flat during the three months ended September 30, 2022 and decreased during the nine months ended September 30, 2022, compared to the similar periods in 2021.

The decrease during the nine months ended September 30, 2022 was primarily due to:
•a decrease of $124 million related to declines in traditional voice communication and network connectivity as a result of technology substitution and rationalization of international traffic, as well as a decrease in core data.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Cost of services	$2,653	$2,647	$6	0.2%	$7,818	$8,066	$(248)	(3.1)%
Cost of wireless equipment	1,344	1,061	283	26.7	3,922	3,248	674	20.8
Selling, general and administrative expense	2,063	2,077	(14)	(0.7)	6,172	6,231	(59)	(0.9)
Depreciation and amortization expense	1,079	1,018	61	6.0	3,214	3,046	168	5.5
Total Operating Expenses	$7,139	$6,803	$336	4.9	$21,126	$20,591	$535	2.6

Cost of Services
Cost of services remained relatively flat during the three months ended September 30, 2022 and decreased during the nine months ended September 30, 2022, compared to the similar periods in 2021.

The decrease during the nine months ended September 30, 2022 was primarily due to:
•a decrease in access costs of $220 million resulting from a decline in voice services;
•a decrease in regulatory fees of $212 million primarily related to lower FUSF volume and rate;
•an increase in building and facilities costs of $55 million due to higher utility rates;
•an increase in network and equipment maintenance of $47 million primarily related to fleet maintenance; and
•an increase in other direct costs of $31 million driven by professional services.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and nine months ended September 30, 2022 compared to the similar periods in 2021.

The increase during the three months ended September 30, 2022 was primarily due to:
•an increase of $148 million driven by a higher volume of wireless devices sold; and
•an increase of $119 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the nine months ended September 30, 2022 was primarily due to:
•an increase of $415 million driven by a higher volume of wireless devices sold;
•an increase of $329 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•a decrease of $68 million due to a product recall undertaken for certain jetpack units in 2021.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat during the three months ended September 30, 2022 and decreased during the nine months ended September 30, 2022, compared to the similar periods in 2021.

The decrease during the nine months ended September 30, 2022 was primarily due to:
•a decrease of $73 million primarily due to gains recognized in connection with insignificant divestiture and other activity;
•a decrease of $56 million primarily due to taxes other than income mainly driven by a one-time international tax benefit;
•a decrease in regulatory fees of $25 million primarily due to rate changes; and
•an increase in personnel expense of $116 million primarily related to higher compensation.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2022, compared to the similar periods in 2021, driven by the change in the mix of total Verizon depreciable and amortizable assets and Business usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2022	2021	(Decrease)		2022	2021	(Decrease)
Segment Operating Income	$698	$886	$(188)	(21.2)%	$2,046	$2,641	$(595)	(22.5)%
Add Depreciation and amortization expense	1,079	1,018	61	6.0	3,214	3,046	168	5.5
Segment EBITDA	$1,777	$1,904	$(127)	(6.7)	$5,260	$5,687	$(427)	(7.5)

Segment operating income margin	8.9%	11.5%			8.8%	11.4%
Segment EBITDA margin	22.7%	24.8%			22.7%	24.5%

The changes in the table above during the three and nine months ended September 30, 2022 compared to the similar period in 2021 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Amortization of acquisition-related intangible assets(1) (2)
Depreciation and amortization expense	$236	$57	$711	$459
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	—	103	—	103
Other (income) expense, net	645	144	843	(1,170)
Early debt redemption costs
Other (income) expense, net	—	—	1,241	1,132
Net gain from sale of Media
Selling, general and administrative expense	—	(706)	—	(706)
Loss on spectrum licenses
Selling, general and administrative expense	—	—	—	223
Total	$881	$(402)	$2,795	$41
(1) Certain amounts have been reclassified to conform to the current period presentation.
(2) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA (non-GAAP measure) presented in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" excludes all of the amounts listed above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021
Within Total Operating Expenses(1)	$236	$(546)	$711	$79
Within Other (income) expense, net	645	144	2,084	(38)
Total	$881	$(402)	$2,795	$41
(1) Certain amounts have been reclassified to conform to the current period presentation.

Amortization of Acquisition-Related Intangible Assets
During the three and nine months ended September 30, 2022, we recorded pre-tax amortization expense of $236 million and $711 million, respectively, related to acquired intangible assets.

During the three and nine months ended September 30, 2021, we recorded pre-tax amortization expense of $57 million and $459 million, respectively, related to acquired intangible assets.

Severance, Pension and Benefits Charges (Credits)
During the three and nine months ended September 30, 2022, we recorded a net pre-tax remeasurement loss of $645 million and $843 million, respectively, in our pension plans triggered by settlements as well as amendments to our collective bargaining agreements. Pension and benefit activity is recognized in the income statement during the fourth quarter or upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

During the three months ended September 30, 2022, we recorded a net pre-tax remeasurement loss of $645 million in our pension plans triggered by settlements as well as amendments to our collective bargaining agreements, primarily driven by a $3.5 billion charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $2.9 billion mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans.

During the three months ended June 30, 2022, we recorded a net pre-tax remeasurement loss of $198 million in our pension plans triggered by settlements, primarily driven by a $654 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $456 million mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the current year liabilities of our pension plans

During the three and nine months ended September 30, 2021, we recorded a net pre-tax remeasurement loss of $144 million and a net pre-tax remeasurement gain of $1.2 billion, respectively, in our pension plans triggered by settlements. During both the three and nine months ended September 30, 2021, we also recorded pre-tax severance charges of $103 million related to voluntary separations under our existing plans in Selling, general and administrative expense in our condensed consolidated statements of income.

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

Early Debt Redemption Costs
During the nine months ended September 30, 2022, we recorded pre-tax early debt redemption costs of $1.2 billion primarily in connection with tender offers. See Note 5 to the condensed consolidated financial statements for additional information.

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

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2022	2021	Change
Cash Flows Provided By (Used In)
Operating activities	$28,199	$31,162	$(2,963)
Investing activities	(23,320)	(57,018)	33,698
Financing activities	(5,453)	13,469	(18,922)
Decrease in cash, cash equivalents and restricted cash	$(574)	$(12,387)	$11,813

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

We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities, or to maintain an appropriate capital structure to ensure our financial flexibility. Our external financing arrangements include credit facilities and other bank lines of credit, an active commercial paper program, vendor financing arrangements, issuances of registered debt or equity securities, U.S. retail medium-term notes and other securities that are privately-placed or offered overseas. In addition, we monetize certain receivables through asset-backed debt transactions.

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $3.0 billion during the nine months ended September 30, 2022, compared to the similar period in 2021, primarily due to changes in working capital driven by a change in receivables due to an increase in activation volumes and the change in device payment plan terms to 36 months, as well as impacts from increased inventory levels to manage the supply chain. This decrease was further driven by a decrease in earnings. As a result of prior years' discretionary contributions, strong long-term asset returns, and liability hedging asset strategies (where the performance of the assets is expected to closely match the performance of the liabilities), we expect that there will be no required pension funding through 2031, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to increase the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the nine months ended September 30, 2022 and 2021 were $15.8 billion and $13.9 billion, respectively. Capital expenditures increased approximately $2.0 billion during the nine months ended September 30, 2022, compared to the similar period in 2021, primarily due to accelerating our 5G technology deployment. See "Global Network and Technology" for more details.

Acquisitions of Wireless Licenses
During the nine months ended September 30, 2021, we paid approximately $45.9 billion for spectrum licenses in connection with Auction 107, of which $1.3 billion was paid for certain obligations related to projected clearing costs. During the nine months ended September 30, 2022, we made additional payments of $1.6 billion for obligations related to accelerated clearing incentives and clearing costs associated with the auction.

During the nine months ended September 30, 2022 and 2021, we recorded capitalized interest related to wireless licenses of $1.3 billion and $1.1 billion, respectively.

During the nine months ended September 30, 2022 and 2021, we entered into and completed various other wireless license acquisitions for cash consideration of an insignificant amount and $95 million, respectively.

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

Collateral Payments Related to Derivative Contracts, Net of Repayments
During the nine months ended September 30, 2022 and 2021, we posted $4.9 billion and an insignificant amount of derivative collateral, respectively. See Note 7 to the condensed consolidated financial statements for additional information.

Proceeds from Disposition of Business
During the nine months ended September 30, 2021, we received net cash proceeds of $4.1 billion in connection with the sale of Verizon Media. See Note 3 to the condensed consolidated financial statements for additional information.

Cash Flows Provided By (Used In) Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2022, net cash used in financing activities was $5.5 billion. During the nine months ended September 30, 2021, net cash provided by financing activities was $13.5 billion.

During the nine months ended September 30, 2022, our net cash used in financing activities was primarily driven by repayments and repurchases of long-term borrowings and finance lease obligations of $8.0 billion, cash dividends of $8.1 billion and repayments of asset-backed long-term borrowings of $3.6 billion. These payments were partially offset by proceeds from asset-backed long-term borrowings of $5.9 billion, proceeds from long-term borrowings of $4.6 billion and net proceeds from short-term commercial paper of $4.5 billion.

At September 30, 2022, our total debt of $147.9 billion included unsecured debt of $131.4 billion and secured debt of $16.5 billion. At December 31, 2021, our total debt of $150.9 billion included unsecured debt of $136.7 billion and secured debt of $14.2 billion. During the nine months ended September 30, 2022 and 2021, our effective interest rate was 3.5% and 3.7%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

Verizon may acquire debt securities issued by Verizon and its affiliates through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine, for cash or other consideration.

Asset-Backed Debt
Cash collections on the receivables collateralizing our asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued and the assets securing this debt are included in our condensed consolidated balance sheets.

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At September 30, 2022
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2026	$9,500	$9,434	N/A
Various export credit facilities (2)	2024 - 2031	11,000	1,000	$7,000
Total		$20,500	$10,434	$7,000
N/A - not applicable
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit.
(2) During the nine months ended September 30, 2022 and 2021, we drew down $3.0 billion and $470 million, respectively, from these facilities. These credit facilities are used to finance equipment-related purchases. Borrowings under certain of these facilities amortize semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.
Other, Net
Other, net financing activities during the nine months ended September 30, 2022 includes $1.0 billion in proceeds from a short-term uncommitted credit facility, $458 million in cash consideration payments to acquire additional interests in certain controlled wireless partnerships and early debt redemption costs. See Note 9 to the condensed consolidated financial statements for additional information on noncontrolling interests. See "Special Items" for additional information on the early debt redemption costs.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $8.1 billion and $7.8 billion in cash dividends during the nine months ended September 30, 2022 and 2021, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at September 30, 2022 totaled $2.1 billion, a $839 million decrease compared to December 31, 2021, primarily as a result of the factors discussed above.

Restricted cash totaled $1.5 billion and $1.2 billion as of September 30, 2022 and December 31, 2021, respectively, primarily related to cash collections on the device payment plan agreement receivables that are required at certain specified times to be placed into segregated accounts. The increase of $265 million was primarily driven by the completion of asset-backed debt transactions during the nine months ended September 30, 2022.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2022	2021	Change
Net cash provided by operating activities	$28,199	$31,162	$(2,963)
Less Capital expenditures (including capitalized software)	15,811	13,861	1,950
Free cash flow	$12,388	$17,301	$(4,913)

The decrease in free cash flow during the nine months ended September 30, 2022, compared to the similar period in 2021, is a reflection of the decrease in operating cash flows and the increase in capital expenditures, both of which are discussed above.

Other Future Obligations
As of September 30, 2022, Verizon had 22 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term ranging from 12 to 18 years following the facility's entry into commercial operation. Three of the facilities have entered into commercial operation and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities. Under the REPAs, we plan to purchase the energy generated by up to an aggregate of approximately 2.8 gigawatts of capacity across multiple states, including Arizona, Illinois, Indiana, Iowa, Maryland, Nebraska, New York, North Carolina, Ohio, Pennsylvania, Texas and West Virginia.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2022, we did not hold any collateral. At September 30, 2022, we posted $4.9 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheets. At December 31, 2021, we held and posted $0.1 billion and an insignificant amount, respectively, of collateral related to derivative contracts under collateral exchange arrangements, which were recorded as Other current liabilities and Prepaid expenses and other, respectively, in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2022, approximately 73% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $434 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and certain of our interest rate derivative transactions utilize interest rates that are linked to the London Inter-Bank Offered Rate (LIBOR) as the benchmark rate. The U.S. dollar LIBOR rates utilized in these transactions will cease publication after June 30, 2023, in accordance with recent U.S. and international regulatory guidance for reform. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions. We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt and taking into account the impact of our interest rate hedging. In 2021, we began utilizing interest rates that are linked to the Secured Overnight Financing Rate as the benchmark rate for various floating rate transactions.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2022, there was no amount related to the fair value of the asset and the fair value of the liability of these contracts was $4.6 billion. At December 31, 2021, the fair value of the asset and liability of these contracts was $473 million and $666 million, respectively. The increase in the fair value of the liability of these contracts is primarily due to interest rate changes during the nine month period ended September 30, 2022. At September 30, 2022 and December 31, 2021, the total notional amount of the interest rate swaps was $26.1 billion and $19.8 billion, respectively.

Forward Starting Interest Rate Swaps
We have entered into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At September 30, 2022, there was no amount related to the fair value of the liability of these contracts. At December 31, 2021, the fair value of the liability of these contracts was $302 million. At September 30, 2022, there was no outstanding notional amount for forward starting interest rate swaps. At December 31, 2021, the total notional amount of the forward starting interest rate swaps was $1.0 billion.

Treasury Rate Locks
From time to time we enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at September 30, 2022 or December 31, 2021.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At September 30, 2022, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Japanese Yen.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. On March 31, 2022, we voluntarily elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated the swaps as fair value hedges. At September 30, 2022, the fair value of the asset and liability of these contracts was $54 million and $5.5 billion, respectively. At December 31, 2021, the fair value of the asset and liability of these contracts was $589 million and $1.6 billion, respectively. At both September 30, 2022 and December 31, 2021, the total notional amount of the cross currency swaps was $32.5 billion.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

At September 30, 2022, the fair value of the asset and liability of these contracts was zero and insignificant, respectively. At December 31, 2021, the fair value of the asset of these contracts was insignificant and there was no amount related to the liability of these contracts. At September 30, 2022 and December 31, 2021, the total notional amount of the foreign exchange forwards was $940 million and $932 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. During the year ended December 31, 2021, we made payments of $1.3 billion primarily related to certain obligations for projected clearing costs. During the three and nine months ended September 30, 2022, we made additional payments of $196 million and $1.6 billion, respectively, for obligations related to accelerated clearing incentives and clearing costs, of which $1.4 billion were accrued as of December 31, 2021. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024. These payments are dependent on the incumbent license holders accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. The carrying value also includes capitalized interest to the extent qualifying activities have occurred.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected December 2023 timeframe. During the three and nine months ended September 30, 2022, Verizon incurred costs of approximately $115 million and $279 million, respectively, associated with these agreements. These costs were accrued for as of September 30, 2022. Our estimated costs relating to these agreements could reach $340 million. This early clearance, if successful, would accelerate Verizon's access to more spectrum in a number of key markets to support its 5G initiatives.

See Note 3 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
In September 2020, we entered into a purchase agreement (TracFone Purchase Agreement) with América Móvil to acquire TracFone, a leading provider of prepaid and value mobile services in the U.S. The transaction closed on November 23, 2021 (the Acquisition Date). In accordance with the terms of the TracFone Purchase Agreement, Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, subject to customary adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $540 million, and represents a Level 3 measurement. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period, as defined in the TracFone Purchase Agreement. In August 2022, Verizon made a payment of $113 million related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows for the nine months ended September 30, 2022. Contingent consideration payments are expected to continue through 2024. See Note 3 to the condensed consolidated financial statements for additional information.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2022.

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

There were no changes in the Company’s internal control over financial reporting during the third quarter 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of Verizon common stock during the three months ended September 30, 2022. At September 30, 2022, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

3b	Bylaws of Verizon Communications Inc., as amended and restated, effective as of September 30, 2022 (filed as Exhibit 3b to Form 8-K filed on September 30, 2022 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: October 25, 2022	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)