Form 10-Q
period 2023-03-31
VERIZON COMMUNICATIONS INC
filed 2023-04-27
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

At March 31, 2023, 4,203,991,483 shares of the registrant’s common stock were outstanding, after deducting 87,442,163 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2023	2022

Operating Revenues
Service revenues and other	$27,152	$27,218
Wireless equipment revenues	5,760	6,336
Total Operating Revenues	32,912	33,554

Operating Expenses
Cost of services (exclusive of items shown below)	7,078	7,227
Cost of wireless equipment	6,426	7,123
Selling, general and administrative expense	7,506	7,172
Depreciation and amortization expense	4,318	4,236
Total Operating Expenses	25,328	25,758

Operating Income	7,584	7,796
Equity in earnings (losses) of unconsolidated businesses	9	(3)
Other income (expense), net	114	(924)
Interest expense	(1,207)	(786)
Income Before Provision For Income Taxes	6,500	6,083
Provision for income taxes	(1,482)	(1,372)
Net Income	$5,018	$4,711

Net income attributable to noncontrolling interests	$109	$131
Net income attributable to Verizon	4,909	4,580
Net Income	$5,018	$4,711

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.17	$1.09
Weighted-average shares outstanding (in millions)	4,207	4,201

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.17	$1.09
Weighted-average shares outstanding (in millions)	4,211	4,202
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2023	2022

Net Income	$5,018	$4,711
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $3 and $(6)	26	(29)
Unrealized gain on cash flow hedges, net of tax of $(7) and $(72)	21	207
Unrealized loss on fair value hedges, net of tax of $103 and $0	(302)	—
Unrealized gain (loss) on marketable securities, net of tax of $(1) and $5	4	(18)
Defined benefit pension and postretirement plans, net of tax of $15 and $48	(61)	(139)
Other comprehensive income (loss) attributable to Verizon	(312)	21
Total Comprehensive Income	$4,706	$4,732

Comprehensive income attributable to noncontrolling interests	$109	$131
Comprehensive income attributable to Verizon	4,597	4,601
Total Comprehensive Income	$4,706	$4,732
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2023	2022

Assets
Current assets
Cash and cash equivalents	$2,234	$2,605
Accounts receivable	23,748	25,332
Less Allowance for credit losses	892	826
Accounts receivable, net	22,856	24,506
Inventories	2,381	2,388
Prepaid expenses and other	8,251	8,358
Total current assets	35,722	37,857

Property, plant and equipment	310,519	307,689
Less Accumulated depreciation	203,532	200,255
Property, plant and equipment, net	106,987	107,434

Investments in unconsolidated businesses	1,052	1,071
Wireless licenses	150,485	149,796
Goodwill	28,674	28,671
Other intangible assets, net	11,246	11,461
Operating lease right-of-use assets	25,947	26,130
Other assets	17,603	17,260
Total assets	$377,716	$379,680

Liabilities and Equity
Current liabilities
Debt maturing within one year	$12,081	$9,963
Accounts payable and accrued liabilities	19,273	23,977
Current operating lease liabilities	4,177	4,134
Other current liabilities	12,237	12,097
Total current liabilities	47,768	50,171

Long-term debt	140,772	140,676
Employee benefit obligations	12,750	12,974
Deferred income taxes	43,667	43,441
Non-current operating lease liabilities	21,303	21,558
Other liabilities	17,237	18,397
Total long-term liabilities	235,729	237,046

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,523	13,420
Retained earnings	84,543	82,380
Accumulated other comprehensive loss	(2,177)	(1,865)
Common stock in treasury, at cost (87,442,163 and 91,572,258 shares outstanding)	(3,832)	(4,013)
Deferred compensation – employee stock ownership plans (ESOPs) and other	397	793
Noncontrolling interests	1,336	1,319
Total equity	94,219	92,463
Total liabilities and equity	$377,716	$379,680
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2023	2022

Cash Flows from Operating Activities
Net Income	$5,018	$4,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,318	4,236
Employee retirement benefits	54	(210)
Deferred income taxes	331	627
Provision for expected credit losses	530	328
Equity in losses of unconsolidated businesses, net of dividends received	10	7
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(774)	(3,492)
Other, net	(1,198)	614
Net cash provided by operating activities	8,289	6,821

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(5,958)	(5,821)
Acquisitions of wireless licenses	(598)	(1,838)
Collateral repayments (payments) related to derivative contracts, net	367	(277)
Other, net	79	(59)
Net cash used in investing activities	(6,110)	(7,995)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	504	3,604
Proceeds from asset-backed long-term borrowings	1,754	3,545
Net proceeds from short-term commercial paper	342	3,791
Repayments of long-term borrowings and finance lease obligations	(1,325)	(6,556)
Repayments of asset-backed long-term borrowings	(931)	(1,650)
Dividends paid	(2,744)	(2,654)
Other, net	17	165
Net cash provided by (used in) financing activities	(2,383)	245

Decrease in cash, cash equivalents and restricted cash	(204)	(929)
Cash, cash equivalents and restricted cash, beginning of period	4,111	4,161
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,907	$3,232
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

During the first quarter of 2023, Verizon reorganized the customer groups within its Business segment. See Note 10 for additional information.

Certain amounts have been reclassified to conform to the current period’s presentation.

Earnings Per Common Share
There were a total of approximately 3.6 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2023. There were a total of approximately 1.5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2022.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At March 31,	At December 31,	Increase / (Decrease)
(dollars in millions)	2023	2022
Cash and cash equivalents	$2,234	$2,605	$(371)
Restricted cash:
Prepaid expenses and other	1,509	1,343	166
Other assets	164	163	1
Cash, cash equivalents and restricted cash	$3,907	$4,111	$(204)

Note 2. Revenues and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. Revenue is disaggregated by products and services within Consumer, and customer groups (Enterprise and Public Sector, Business Markets and Software as a Service (SaaS), and Wholesale) within Business. See Note 10 for additional information on revenue by segment. Corporate and other primarily includes insurance captive revenues.

We also earn revenues that are not accounted for under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest when equipment is sold to the customer by an authorized agent under a device payment plan agreement. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three months ended March 31, 2023 and March 31, 2022, revenues from arrangements that were not accounted for under Topic 606 were approximately $749 million and $830 million, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At March 31, 2023, month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and approximately 92% of our wireline Consumer and Business Markets and SaaS contracts, compared to March 31, 2022, for which month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and 88% of our wireline Consumer and our Business Markets and SaaS contracts.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately nine years ending in April 2032 and have aggregate contract minimum payments totaling $1.4 billion.

At March 31, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $17.8 billion, $17.3 billion and $11.4 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At March 31,	At January 1,	At March 31,	At January 1,
(dollars in millions)	2023	2023	2022	2022
Receivables(1)	$9,969	$11,274	$10,419	$10,758
Device payment plan agreement receivables(2)	16,955	16,648	13,478	12,888
(1)Balances do not include receivables related to the following contracts: leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2)Included in device payment plan agreement receivables presented in Note 6. Receivables derived from the sale of equipment on a device payment plan through an authorized agent are excluded.

The following table presents information about contract balances:

	At March 31,	At January 1,	At March 31,	At January 1,
(dollars in millions)	2023	2023	2022	2022
Contract asset	$777	$863	$909	$934
Contract liability(1)	8,423	8,234	7,504	7,229
(1) Revenue recognized related to contract liabilities existing at January 1, 2023 and January 1, 2022 were $4.3 billion for both the three months ended March 31, 2023 and March 31, 2022.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2023	2022
Assets
Prepaid expenses and other	$580	$656
Other assets	197	207
Total	$777	$863

Liabilities
Other current liabilities	$6,693	$6,583
Other liabilities	1,730	1,651
Total	$8,423	$8,234

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

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as deferred contract costs, and amortized over a one-to seven-year period. Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively.

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2023	2022
Assets
Prepaid expenses and other	$2,629	$2,629
Other assets	2,453	2,475
Total	$5,082	$5,104

For the three months ended March 31, 2023 and March 31, 2022, we recognized expense of $795 million and $749 million, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three months ended March 31, 2023 or March 31, 2022.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. During the three months ended March 31, 2023 and March 31, 2022, we made payments of $114 million and $1.4 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024, which we expect to be $4.7 billion. These payments are dependent on the incumbent license holders' accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected timeframe. This early clearance accelerated Verizon's access to more spectrum in a number of key markets to support its fifth-generation (5G) network initiatives.

TracFone Wireless, Inc.
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone Wireless, Inc. (TracFone), a leading provider of prepaid and value mobile services in the U.S. Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 7 for additional information. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. During the three months ended March 31, 2023, Verizon made a payment of $102 million related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. Contingent consideration payments are expected to continue through 2024.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At March 31,	At December 31,
(dollars in millions)	2023	2022
Wireless licenses	$150,485	$149,796

At March 31, 2023 and 2022, approximately $38.9 billion and $53.2 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $449 million and $452 million of capitalized interest on wireless licenses for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 15 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2023	$21,142	$7,502	$27	$28,671
Reclassifications, adjustments and other	—	3	—	3
Balance at March 31, 2023	$21,142	$7,505	$27	$28,674

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At March 31, 2023			At December 31, 2022
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,335	$(1,776)	$2,559	$4,335	$(1,646)	$2,689
Non-network internal-use software (7 years)	23,838	(16,835)	7,003	23,421	(16,397)	7,024
Other (4 to 25 years)	2,817	(1,133)	1,684	2,806	(1,058)	1,748
Total	$30,990	$(19,744)	$11,246	$30,562	$(19,101)	$11,461

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2023	$647
2022	635

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2023	$1,903
2024	2,317
2025	2,121
2026	1,879
2027	1,318
2028	902

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following table shows the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the three months ended March 31, 2023.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased		Amount Paid (1)
Verizon 3.500% notes and floating rate notes due 2023 (2)	A$	1,050	$850
Open market repurchases of various Verizon notes		$260	190
Total			$1,040
(1) Represents amount paid to repay or repurchase, including any accrued interest. In addition, for securities denominated in a currency other than the U.S. dollar, amount paid is shown on a U.S. dollar equivalent basis.
(2) U.S. dollar amount paid represents the amount payable at maturity per the derivatives entered into in connection with the transaction. See Note 7 for additional information on cross currency swap transactions related to the repayment.

Short-Term Borrowing and Commercial Paper Program
In March 2023, we entered into and fully drew from a $500 million short-term revolving credit facility. As of March 31, 2023, the $500 million borrowed under the facility remains outstanding.

During the three months ended March 31, 2023, we issued $4.9 billion in commercial paper and we repaid $4.6 billion of commercial paper. As of March 31, 2023, we had $500 million of commercial paper outstanding. These transactions are reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows.

Asset-Backed Debt
As of March 31, 2023, the carrying value of our asset-backed debt was $20.8 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued is included in Debt maturing within one year and Long-term debt in our condensed consolidated balance sheets.

ABS Notes
During the three months ended March 31, 2023, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2023
A Senior class notes	4.490	2.98	$891
B Junior class notes	4.740	2.98	—
C Junior class notes	4.980	2.98	41
Total			$932

Under the terms of each series of ABS Notes outstanding as of March 31, 2023, there is a revolving period of 18 months, two years or up to three years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the three months ended March 31, 2023, we made aggregate principal repayments of $931 million on ABS Notes that have entered the amortization period, including principal payments made in connection with any clean-up redemptions.

In April 2023, we issued $1.2 billion aggregate principal amount of two series of senior and junior ABS Notes, with a blended interest rate of approximately 4.751% and 4.911%, through an ABS Entity. In April 2023, in connection with an optional acquisition of receivables and redemption of ABS Notes, we made a principal payment, in whole, for $104 million.

ABS Financing Facilities
In March 2023, we borrowed an additional $325 million under the loan agreements outstanding in connection with the ABS Financing Facility that we originally entered into in 2021 and previously renewed in 2022 (2021 ABS Financing Facility). The aggregate outstanding balance under the 2021 ABS Financing Facility was $8.3 billion as of March 31, 2023. In April 2023, we prepaid an aggregate of $700 million of the loan agreements outstanding in connection with the 2021 ABS Financing Facility.

In March 2023, we borrowed an additional $500 million under the loan agreement outstanding in connection with the ABS Financing Facility that we originally entered into in 2022 (2022 ABS Financing Facility). The aggregate outstanding balance under the 2022 ABS Financing Facility was $2.5 billion as of March 31, 2023.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2023	2022
Assets
Accounts receivable, net	$14,255	$13,906
Prepaid expenses and other	1,573	1,409
Other assets	11,011	9,894

Liabilities
Accounts payable and accrued liabilities	23	22
Debt maturing within one year	6,409	6,809
Long-term debt	14,426	13,199

See Note 6 for additional information on certain receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At March 31, 2023
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2026	$9,500	$9,438	$—
Various export credit facilities (2)	2024 - 2031	11,000	486	6,985
Total		$20,500	$9,924	$6,985
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of March 31, 2023, there have been no drawings against the $9.5 billion revolving credit facility since its inception.
(2) During the three months ended March 31, 2023 and 2022, we drew down $515 million and $2.0 billion, respectively, from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the three months ended March 31, 2023 and 2022, we financed, primarily through alternative financing arrangements, the purchase of approximately $284 million and $150 million, respectively, of long-lived assets consisting primarily of network equipment. As of March 31, 2023 and December 31, 2022, $1.9 billion and $1.7 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains (Losses)
During the three months ended March 31, 2023, we recorded debt extinguishment gains of $70 million. During the three months ended March 31, 2022, we recorded debt extinguishment losses of $1.2 billion. The gains and losses are recorded in Other income (expense), net in our condensed consolidated statements of income. The total gains and losses are reflected within Other, net cash flow from operating activities, and the portion of the gains and losses representing cash payments are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2023, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At March 31, 2023
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$13,065	$4,989	$5,694	$23,748
Less Allowance for credit losses	478	179	235	892
Accounts receivable, net of allowance	$12,587	$4,810	$5,459	$22,856
(1) Other receivables primarily include wireline receivables and other receivables, the allowances for which are individually insignificant.

Included in Other assets and Accounts receivable at March 31, 2023 and December 31, 2022, are net device payment plan agreement receivables and net wireless service receivables of $25.1 billion and $23.6 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2023	2022
Device payment plan agreement receivables, gross	$26,586	$26,188
Unamortized imputed interest	(538)	(479)
Device payment plan agreement receivables, at amortized cost	26,048	25,709
Allowance (1)	(932)	(881)
Device payment plan agreement receivables, net	$25,116	$24,828

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,587	$12,929
Other assets	12,529	11,899
Device payment plan agreement receivables, net	$25,116	$24,828
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

For indirect channel wireless contracts with customers, we impute risk adjusted interest on the device payment plan agreement receivables. We record the imputed interest as a reduction to the related accounts receivable. The associated interest income, which is included within Service revenues and other in our condensed consolidated statements of income, is recognized over the financed device payment term.

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At March 31, 2023 and December 31, 2022, the amount of the guarantee liability was insignificant and $54 million, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At March 31, 2023 and December 31, 2022, the amount of trade-in liability was $527 million and $562 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the three months ended March 31, 2023, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2023	2022	2021 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$877	$2,352	$601	$3,830
Existing customers	3,977	14,455	3,786	22,218
Total	$4,854	$16,807	$4,387	$26,048
Gross write-offs
New customers	$12	$144	$28	$184
Existing customers	—	59	44	103
Total	$12	$203	$72	$287
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on March 31, 2023.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the three months ended March 31, 2023, by year of origination:

	Year of Origination
(dollars in millions)	2023	2022 and prior	Total
Wireless service receivables, at amortized cost	$4,735	$254	$4,989
Gross Write-offs	9	93	102

The data presented in the table above was last updated on March 31, 2023.

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

We monitor the collectability of our wireless service receivables as one overall pool. Wireline service receivables are disaggregated and pooled by the following types of customers and related contracts: consumer, small and medium business, enterprise, public sector and wholesale. For wireless service receivables and wireline consumer and small and medium business receivables, the allowance is calculated based on a 12 month rolling average write-off balance multiplied by the average life-cycle of an account from billing to write-off. The risk of loss is assessed over the contractual life of the receivables and is adjusted based on the historical loss amounts for current and future conditions based on management’s qualitative considerations. For enterprise, public sector and wholesale wireline receivables, the allowance for credit losses is based on historical write-off experience and individual customer credit risk, if applicable.

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2023	$881	$143
Current period provision for expected credit losses	330	130
Write-offs charged against the allowance	(287)	(102)
Recoveries collected	8	8
Balance at March 31, 2023	$932	$179
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At March 31,
(dollars in millions)	2023
Unbilled	$24,826
Billed:
Current	989
Past due	233
Device payment plan agreement receivables, at amortized cost	$26,048

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$59	$—	$59
Cross currency swaps	—	47	—	47
Foreign exchange forwards	—	2	—	2
Interest rate caps	—	58	—	58
Other assets:
Fixed income securities	—	292	—	292
Cross currency swaps	—	252	—	252
Interest rate caps	—	16	—	16
Total	$—	$726	$—	$726

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$862	$—	$862
Cross currency swaps	—	325	—	325
Foreign exchange forwards	—	2	—	2
Interest rate caps	—	58	—	58
Contingent consideration	—	—	218	218
Other liabilities:
Interest rate swaps	—	3,030	—	3,030
Cross currency swaps	—	3,216	—	3,216
Interest rate caps	—	16	—	16
Total	$—	$7,509	$218	$7,727
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the carrying amount of our investments without readily determinable fair values was $795 million and $804 million, respectively. During the three months ended March 31, 2023, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. As of March 31, 2023, cumulative adjustments due to observable price changes and impairment charges were approximately $164 million and $88 million, respectively.

Verizon has a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value is calculated using a probability-weighted discounted cash flow model and represents a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability is remeasured to fair value. During the three months ended March 31, 2023, we made a payment of $102 million related to the contingent consideration. See Note 3 for additional information.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2022	$148,906	$84,385	$54,656	$—	$139,041
At March 31, 2023	150,971	86,908	58,014	—	144,922

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
(dollars in millions)	2023	2022
Interest rate swaps	$26,071	$26,071
Cross currency swaps	34,138	34,976
Foreign exchange forwards	980	920

The following tables summarize the activities of our designated derivatives:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Interest Rate Swaps:
Notional value entered into	$—	$6,655
Notional value settled	—	863
Pre-tax loss recognized in Interest expense	(1)	—
Cross Currency Swaps:
Notional value entered into	—	—
Notional value settled	838	—
Pre-tax loss recognized in Other comprehensive income (loss) (1)	N/A	(430)
Pre-tax gain on cross currency swaps recognized in Interest expense	355	N/A
Pre-tax loss on hedged debt recognized in Interest expense	(355)	N/A
Excluded components recognized in Other comprehensive income (loss)	(378)	N/A
Initial value of the excluded component amortized into Interest expense	27	N/A
Forward Starting Interest Rate Swaps:
Notional value entered into	—	—
Notional value settled	—	400
Pre-tax gain recognized in Other comprehensive income (loss)	—	128
N/A - not applicable
(1) Represents amounts recorded under the cash flow hedge model. These instruments were re-designated as fair value hedges on March 31, 2022.

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Other, net Cash Flows from Operating Activities:
Cash received for settlement of interest rate swaps	$—	$40
Cash paid for settlement of forward starting interest rate swaps	—	(76)
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps	(117)	—

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At March 31,	At December 31,
(dollars in millions)	2023	2022
Carrying amount of hedged liabilities	$22,467	$21,741
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(3,771)	(4,512)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	466	488

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

In addition to the previously mentioned cross currency swaps, we have executed additional cross currency swaps to exchange Euro-denominated cash flows into U.S. dollars to fix our cash payments in U.S. dollars. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three months ended March 31, 2023, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive income (loss). Unrealized gains or losses on excluded components are recorded in Other comprehensive income (loss) and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. During the three months ended March 31, 2023, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information.

Forward Starting Interest Rate Swaps
From time to time we enter into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. We hedge our exposure to the variability in future cash flows based on the expected maturities of the related forecasted debt issuance. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss).

Treasury Rate Locks
We have entered into treasury rate locks designated as cash flow hedges to mitigate our interest rate risk on future transactions. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss).

In April 2023, we entered into treasury rate locks designated as cash flow hedges for a total notional amount of $500 million.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both March 31, 2023 and December 31, 2022.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Foreign Exchange Forwards:
Notional value entered into	$2,655	$2,646
Notional value settled	2,595	2,603
Pre-tax gain (loss) recognized in Other income (expense), net	10	(28)
Swaptions:
Notional value sold	—	1,000
Notional value settled	—	1,000
Pre-tax loss recognized in Interest expense	—	(33)

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2023, we did not hold any collateral. At March 31, 2023, we posted $1.9 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2022, we did not hold any collateral. At December 31, 2022, we posted $2.3 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2023	2022	2023	2022
Service cost - Cost of services	$46	$58	$11	$19
Service cost - Selling, general and administrative expense	7	8	2	4
Service cost	$53	$66	$13	$23

Amortization of prior service cost (credit)	$28	$15	$(105)	$(203)
Expected return on plan assets	(253)	(297)	(7)	(7)
Interest cost	188	110	136	83
Other components	$(37)	$(172)	$24	$(127)

Total	$16	$(106)	$37	$(104)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three months ended March 31, 2023, we paid severance benefits of $140 million. At March 31, 2023, we had a remaining severance liability of $521 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the three months ended March 31, 2023 and March 31, 2022, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans. No mandatory qualified pension plans contributions are expected or required through December 31, 2023. In April 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2023.

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

(dollars in millions, except per share amounts, and shares in thousands)
Three months ended March 31,	2023		2022
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,420		13,861
Other		103		13
Balance at end of period		13,523		13,874

Retained Earnings
Balance at beginning of period		82,380		71,993
Net income attributable to Verizon		4,909		4,580
Dividends declared ($0.6525, $0.6400 per share)		(2,746)		(2,692)
Other		—		10
Balance at end of period		84,543		73,891

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,865)		(927)
Foreign currency translation adjustments		26		(29)
Unrealized gain on cash flow hedges		21		207
Unrealized loss on fair value hedges		(302)		—
Unrealized gain (loss) on marketable securities		4		(18)
Defined benefit pension and postretirement plans		(61)		(139)
Other comprehensive income (loss)		(312)		21
Balance at end of period attributable to Verizon		(2,177)		(906)

Treasury Stock
Balance at beginning of period	(91,572)	(4,013)	(93,635)	(4,104)
Employee plans	4,127	181	1,842	81
Shareholder plans	3	—	3	—
Balance at end of period	(87,442)	(3,832)	(91,790)	(4,023)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		793		538
Restricted stock equity grant		(14)		109
Amortization		(382)		(150)
Balance at end of period		397		497

Noncontrolling Interests
Balance at beginning of period		1,319		1,410
Total comprehensive income		109		131
Distributions and other		(92)		(128)
Balance at end of period		1,336		1,413
Total Equity		$94,219		$85,175

Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the three months ended March 31, 2023. At March 31, 2023, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 4.1 million shares of common stock issued from Treasury stock during the three months ended March 31, 2023.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized loss on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2023	$(698)	$(1,150)	$(431)	$(9)	$423	$(1,865)
Excluded components recognized in other comprehensive income	—	—	(282)	—	—	(282)
Other comprehensive income	26	—	—	4	—	30
Amounts reclassified to net income	—	21	(20)	—	(61)	(60)
Net other comprehensive income (loss)	26	21	(302)	4	(61)	(312)
Balance at March 31, 2023	$(672)	$(1,129)	$(733)	$(5)	$362	$(2,177)

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

Our Business segment’s wireless and wireline products and services are organized by the primary customer groups targeted by these offerings. During the first quarter of 2023, Verizon reorganized the customer groups within its Business segment. Previously, this segment was comprised of four customer groups: Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale. Following the reorganization, there are now three customer groups: Enterprise and Public Sector, Business Markets and SaaS, and Wholesale. Enterprise and Public Sector combines the customers previously included in Global Enterprise and Public Sector and Other (excluding BlueJeans and Connect customers) as well as the commercial wireline customers previously included in Small and Medium Business. Business Markets and SaaS combines the customers previously included in Small and Medium Business (excluding commercial wireline customers), the BlueJeans customers previously included in Global Enterprise and Public Sector and Other, and the Connect customers previously included in Public Sector and Other. The Wholesale customer group remained unchanged. Prior period operating revenue results within the Business segment have been recast for these reorganized customer groups. There was no change to the composition of our reportable segments and total segment results, nor the determination of segment profit.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
External Operating Revenues
Consumer
Service	$18,456	$18,126
Wireless equipment	4,878	5,374
Other(1)	1,474	1,742
Total Consumer	24,808	25,242

Business
Enterprise and Public Sector	3,787	3,977
Business Markets and SaaS	3,099	3,072
Wholesale	599	647
Total Business	7,485	7,696
Total reportable segments	$32,293	$32,938

Intersegment Revenues
Consumer	$49	$50
Business	9	13
Total reportable segments	$58	$63

Total Operating Revenues
Consumer	$24,857	$25,292
Business(2)	7,494	7,709
Total reportable segments	$32,351	$33,001

Operating Income
Consumer	$7,099	$7,319
Business	551	673
Total reportable segments	$7,650	$7,992
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2) Service and other revenues and Wireless equipment revenues included in our Business segment were approximately $6.6 billion and $882 million, respectively, for the three months ended March 31, 2023, and were approximately $6.7 billion and $962 million, respectively, for the three months ended March 31, 2022.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Consumer	$2,889	$2,911
Business	307	295
Total Fios revenue	$3,196	$3,206

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Consumer	$15,599	$15,217
Business	3,290	3,125
Total Wireless service revenue	$18,889	$18,342

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Total reportable segment operating revenues	$32,351	$33,001
Corporate and other	617	618
Eliminations	(56)	(65)
Total consolidated operating revenues	$32,912	$33,554

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Total reportable segment operating income	$7,650	$7,992
Corporate and other	(4)	(24)
Other components of net periodic benefit charges (Note 8)	(62)	(172)
Total consolidated operating income	7,584	7,796

Equity in earnings (losses) of unconsolidated businesses	9	(3)
Other income (expense), net	114	(924)
Interest expense	(1,207)	(786)
Income Before Provision For Income Taxes	$6,500	$6,083

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2023 or 2022.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segment operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program (SFP) with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. The eligible suppliers negotiate the terms directly with the financial institution and we have no involvement in establishing those terms nor are we a party to these agreements.

Our payments associated with the invoices from the suppliers participating in the SFP are made to the financial institution according to the original invoice terms generally at 90 days from the invoice date and for the original invoice amount. No additional payments are exchanged between Verizon and the financial institution related to the SFP. Verizon does not pledge any assets nor provide any guarantees to the financial institution in connection with the SFP. The SFP can be terminated by Verizon or the financial institution with a 60-day notice period.

Confirmed obligations outstanding related to suppliers participating in the SFP are recorded within Accounts payable and accrued liabilities in our condensed consolidated balance sheets and the associated payments are reflected in the operating activities section of our condensed consolidated statements of cash flows. As of March 31, 2023 and December 31, 2022,

$705 million and $1.0 billion, respectively, remained as confirmed obligations outstanding related to suppliers participating in the SFP.

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

As of March 31, 2023, Verizon had 25 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the digital world. In 2023, we are focused on maintaining the reliability and resilience of our network, retaining and growing our high-quality customer base while balancing profitability in challenging market conditions, and driving monetization of our networks, platforms and solutions. We are creating business value by earning the trust of our stakeholders, limiting our environmental impact and supporting our customer base growth while creating social benefit through our products and services. Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that our C-Band spectrum, together with our industry leading millimeter wave spectrum holding, fourth-generation (4G) Long-Term Evolution (LTE) network and fiber infrastructure, will drive innovative products and services and fuel our growth.

We are consistently deploying new network architecture and technologies to secure our leadership in both 4G and fifth-generation (5G) wireless networks. We expect that our next-generation multi-use platform, which we call the Intelligent Edge Network, will simplify operations by eliminating legacy network elements, speed the deployment of 5G wireless technology and create new opportunities in the business market in a cost efficient manner. Our network quality is the hallmark of our brand and the foundation for the connectivity, platforms and solutions upon which we build our competitive advantage.

Highlights of Our Financial Results for the Three Months Ended March 31, 2023 and 2022
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended March 31, 2023 and 2022

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

In addition to the wireless services and equipment discussed above, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three months ended March 31, 2023 totaled $24.9 billion, representing a decrease of 1.7% compared to the similar period in 2022. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three months ended March 31, 2023 totaled $7.5 billion, representing a decrease of 2.8% compared to the similar period in 2022. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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
Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2023, these investments included $6.0 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. We have substantially completed the accelerated $10 billion capital program related to our C-Band spectrum deployment. The ongoing C-Band deployment will be funded through our capital expenditure program. Capital expenditures for 2023 are expected to be in the range of $18.25 billion to $19.25 billion. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for participating in the information economy.

Global Network and Technology
We are focusing our capital investment on adding capacity and density to our 4G LTE network, while also building our next generation 5G network. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. 5G technology enables higher throughput and lower latency than 4G LTE technology and allows our networks to handle more traffic as the number of internet-connected devices grows. In January 2022, we began rapidly deploying our C-Band spectrum, which, as of March 31, 2023, covers more than 200 million people in the U.S. We expect to continue deploying C-Band spectrum across the continental U.S. as more and more of the spectrum becomes available for our use. We use low and mid-band spectrum and dynamic spectrum sharing (DSS) technology to allow 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s millimeter wave and C-Band coverage areas, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where this network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

To compensate for the shrinking market for traditional copper-based products, we continue to build fiber-based networks supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. In addition, we leverage our 5G network for our FWA broadband service. We are transforming the architecture of our networks into our Intelligent Edge Network, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support our fiber-based and radio access network technologies. We expect that this new architecture will simplify operations by eliminating legacy network elements, speed the deployment of 5G wireless technology and create new opportunities in the business market in a cost-efficient manner.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

Consolidated Operating Revenues

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Consumer	$24,857	$25,292	$(435)	(1.7)%
Business	7,494	7,709	(215)	(2.8)
Corporate and other	617	618	(1)	(0.2)
Eliminations	(56)	(65)	9	(13.8)
Consolidated Operating Revenues	$32,912	$33,554	$(642)	(1.9)

Consolidated operating revenues decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to revenue decreases in our Consumer and Business segments.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Cost of services	$7,078	$7,227	$(149)	(2.1)%
Cost of wireless equipment	6,426	7,123	(697)	(9.8)
Selling, general and administrative expense	7,506	7,172	334	4.7
Depreciation and amortization expense	4,318	4,236	82	1.9
Consolidated Operating Expenses	$25,328	$25,758	$(430)	(1.7)

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

Cost of services decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•a decrease of $120 million in access costs primarily due to ongoing efforts to migrate off network subscribers to the Verizon network, which was accelerated by the shutdown of our competitors' third-generation (3G) networks;
•a decrease of $87 million in digital content costs primarily due to offerings that occurred in 2022 that did not reoccur;
•a decrease of $87 million in other direct costs related to professional services; and
•an increase of $137 million in regulatory costs related to a higher Federal Universal Service Fund (FUSF) rate.

Cost of Wireless Equipment
Cost of wireless equipment decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•a decrease of $807 million driven by a lower volume of wireless devices sold primarily related to fewer phone upgrades; and
•an increase of $110 million due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•an increase of $202 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $55 million in advertising costs related to marketing;
•an increase of $45 million in personnel costs primarily driven by third-party employee costs due to contracted services as well as an increase in sales commission expenses;
•an increase of $43 million in data and network systems related to information technology contracts; and
•a decrease of $49 million primarily driven by regulatory surcharges.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to the change in the mix of net depreciable and amortizable assets, including acquisition-related intangible assets, as well as the deployment of the C-Band network.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Interest income	$75	$10	$65	nm
Other components of net periodic benefit income	13	299	(286)	(95.7)%
Net debt extinguishment gains (losses)	70	(1,231)	1,301	nm
Other, net	(44)	(2)	(42)	nm
Total	$114	$(924)	$1,038	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net changed during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to net debt extinguishment gains of $70 million related to open market repurchases of various Company notes in 2023, compared with losses of $1.2 billion primarily related to tender offers in 2022.

Interest Expense

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Total interest costs on debt balances	$1,748	$1,308	$440	33.6%
Less capitalized interest costs	541	522	19	3.6
Total	$1,207	$786	$421	53.6

Average debt outstanding (1) (3)	$151,493	$153,502
Effective interest rate (2) (3)	4.6%	3.4%
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

Total interest expense increased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to an increase in interest costs due to higher average interest rates, partially offset by lower average debt balances.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Provision for income taxes	$1,482	$1,372	$110	8.0%
Effective income tax rate	22.8%	22.6%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the provision for income taxes during the three months ended March 31, 2023, compared to the similar period in 2022, was primarily due to the increase in income before income taxes in the current period. The effective income tax rate during the three months ended March 31, 2023 is comparable to the similar period in 2022.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.7 billion and $2.8 billion at March 31, 2023 and December 31, 2022, respectively. Interest and penalties related to unrecognized tax benefits were $529 million (after-tax) and $544 million (after-tax) at March 31, 2023 and December 31, 2022, respectively. The decrease in unrecognized tax benefits was primarily due to lapses of statutes of limitations in the current period.

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

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Consolidated Net Income	$5,018	$4,711
Add:
Provision for income taxes	1,482	1,372
Interest expense	1,207	786
Depreciation and amortization expense (1)	4,318	4,236
Consolidated EBITDA	$12,025	$11,105

Add (Less):
Other (income) expense, net (2)	$(114)	$924
Equity in (earnings) losses of unconsolidated businesses	(9)	3
Consolidated Adjusted EBITDA	$11,902	$12,032
(1) Includes Amortization of acquisition-related intangible assets, which were $208 million and $238 million during the three months ended March 31, 2023 and 2022, respectively. See "Special Items" for additional information.
(2) Includes Early debt redemption costs, which were $1.2 billion during the three months ended March 31, 2022. See "Special Items" and "Other Income (Expense), Net" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2023, compared to the similar period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Wireless retail connections are retail customer device postpaid and prepaid connections as of the end of the period. Retail connections under an account may include those from smartphones and basic phones (collectively, phones), postpaid and prepaid FWA, as well as tablets and other internet devices, wearables and retail IoT devices. Wireless retail connections are calculated by adding total retail postpaid and prepaid new connections in the period to prior period retail connections, and subtracting total retail postpaid and prepaid disconnects in the period.

Wireless retail postpaid connections are retail postpaid customer device connections as of the end of the period. Retail postpaid connections under an account may include those from phones, postpaid FWA, as well as tablets and other internet devices, wearables and retail IoT devices. Wireless retail postpaid connections are calculated by adding retail postpaid new connections in the period to prior period retail postpaid connections, and subtracting retail postpaid disconnects in the period.

Wireless retail prepaid connections are retail prepaid customer device connections as of the end of the period. Retail prepaid connections may include those from phones, prepaid FWA, as well as tablets and other internet devices, and wearables. Wireless retail prepaid connections are calculated by adding retail prepaid new connections in the period to prior period retail prepaid connections, and subtracting retail prepaid disconnects in the period.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions, except ARPA)	2023	2022	(Decrease)
Service	$18,456	$18,126	$330	1.8%
Wireless equipment	4,878	5,374	(496)	(9.2)
Other	1,523	1,792	(269)	(15.0)
Total Operating Revenues	$24,857	$25,292	$(435)	(1.7)

Connections (‘000):(1)
Wireless retail postpaid	92,192	91,414	778	0.9
Wireless retail prepaid	22,331	23,772	(1,441)	(6.1)
Total wireless retail	114,523	115,186	(663)	(0.6)
Fios internet	6,803	6,596	207	3.1
Fios video	3,160	3,495	(335)	(9.6)
Total broadband	8,202	7,141	1,061	14.9

Net Additions in Period (‘000):
Wireless retail postpaid	321	(126)	447	nm
Wireless retail prepaid	(351)	(80)	(271)	nm
Total wireless retail	(30)	(206)	176	85.4

Wireless retail postpaid phones	(263)	(292)	29	9.9

Total broadband	302	149	153	nm

Churn Rate:
Wireless retail	1.69%	1.51%
Wireless retail postpaid	1.05%	0.95%
Wireless retail postpaid phones	0.84%	0.77%

Account Statistics:
Wireless retail postpaid ARPA	$130.06	$123.96	$6.10	4.9
Wireless retail postpaid accounts (‘000) (1)	33,034	33,514	(480)	(1.4)
Wireless retail postpaid connections per account (1)	2.79	2.73	0.06	2.2
(1)As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Consumer’s total operating revenues decreased during the three months ended March 31, 2023, compared to the similar period in 2022, as a result of decreases in Wireless equipment and Other revenues, partially offset by an increase in Service revenue.

Service Revenue
Service revenue increased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily driven by an increase in wireless service revenue.

Wireless service revenue increased $382 million during the three months ended March 31, 2023 primarily due to:
•an increase of $369 million in access revenues related to our postpaid plans primarily driven by the pricing actions implemented in the second half of 2022; a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; an increase in our FWA subscriber base; and the inclusion of mobile security products in certain device protection packages such that a larger amount of the overall device protection revenue is recognized in Service revenue. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $72 million in non-retail service revenue;
•an increase of $71 million in TravelPass revenue related to an increase in customer international travel; and
•a decrease of $125 million in prepaid revenue primarily due to a decrease in subscriber base related to TracFone.

For both the three months ended March 31, 2023 and 2022, Fios service revenue totaled $2.7 billion and remained relatively flat.

Wireless Equipment Revenue
Wireless equipment revenue decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•a decrease of $751 million driven by a lower volume of wireless devices sold primarily related to fewer phone upgrades; and
•an increase of $256 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•a decrease of $287 million in revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $50 million in device protection revenue primarily related to an update to the device protection offering which increased the price of the bundled offering and changed the product mix such that a smaller amount of the overall device protection revenue is recognized in Other Revenue; and
•an increase of $102 million primarily related to a higher FUSF rate along with resulting surcharges.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Cost of services	$4,432	$4,446	$(14)	(0.3)%
Cost of wireless equipment	5,191	5,813	(622)	(10.7)
Selling, general and administrative expense	4,921	4,552	369	8.1
Depreciation and amortization expense	3,214	3,162	52	1.6
Total Operating Expenses	$17,758	$17,973	$(215)	(1.2)

Cost of Services
Cost of services decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•a decrease of $131 million in access costs primarily due to ongoing efforts to migrate off network subscribers to the Verizon network, which was accelerated by the shutdown of our competitors' 3G networks;
•a decrease of $70 million in digital content costs primarily due to offerings that occurred in 2022 that did not reoccur;
•an increase of $98 million in regulatory costs related to a higher FUSF rate;
•an increase of $54 million in personnel costs mainly driven by valuation assumption changes in connection with certain post-employment benefits, partially offset by a decrease in third-party employee costs from contracted services; and
•an increase of $30 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of C-Band.

Cost of Wireless Equipment
Cost of wireless equipment decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•a decrease of $690 million driven by a lower volume of wireless devices sold primarily related to fewer phone upgrades; and
•an increase of $69 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•an increase of $179 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $123 million in personnel costs primarily related to third-party employee costs due to contracted services as well as an increase in sales commission expenses; and
•an increase of $75 million in advertising costs related to marketing.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2023, compared to the similar period in 2022, driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Segment Operating Income	$7,099	$7,319	$(220)	(3.0)%
Add Depreciation and amortization expense	3,214	3,162	52	1.6
Segment EBITDA	$10,313	$10,481	$(168)	(1.6)
Segment operating income margin	28.6%	28.9%
Segment EBITDA margin	41.5%	41.4%

The changes in the table above during the three months ended March 31, 2023, compared to the similar period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

During the first quarter of 2023, Verizon reorganized the customer groups within its Business segment. Previously, this segment was comprised of four customer groups: Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale. Following the reorganization, there are now three customer groups: Enterprise and Public Sector, Business Markets and Software as a Service (SaaS), and Wholesale. Enterprise and Public Sector combines the customers previously included in Global Enterprise and Public Sector and Other (excluding BlueJeans and Connect) as well as the commercial wireline customers previously included in Small and Medium Business. Business Markets and SaaS combines the customers previously included in Small and Medium Business (excluding commercial wireline customers), the BlueJeans customers previously included in Global Enterprise and Public Sector and Other, and the Connect customers previously included in Public Sector and Other. The Wholesale customer group remained unchanged. Prior period operating revenue results within the Business segment have been recast for these reorganized customer groups. There was no change to the composition of our reportable segments and total segment results, nor the determination of segment profit.

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Enterprise and Public Sector	$3,787	$3,978	$(191)	(4.8)%
Business Markets and SaaS	3,104	3,076	28	0.9
Wholesale	603	655	(52)	(7.9)
Total Operating Revenues(1)	$7,494	$7,709	$(215)	(2.8)

Connections (‘000):(2)
Wireless retail postpaid	28,820	27,809	1,011	3.6
Fios internet	377	361	16	4.4
Fios video	65	71	(6)	(8.5)
Total broadband	1,192	692	500	72.3

Net Additions in Period (‘000):
Wireless retail postpaid	312	395	(83)	(21.0)
Wireless retail postpaid phones	136	256	(120)	(46.9)
Total broadband	135	80	55	68.8

Churn Rate:
Wireless retail postpaid	1.50%	1.34%
Wireless retail postpaid phones	1.16%	1.06%
(1)Service and other revenues included in our Business segment were approximately $6.6 billion and $6.7 billion for the three months ended March 31, 2023 and 2022, respectively. Wireless equipment revenues included in our Business segment were approximately $882 million and $962 million for the three months ended March 31, 2023 and 2022, respectively.
(2)As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.

Business’s total operating revenues decreased during the three months ended March 31, 2023, compared to the similar period in 2022, as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and SaaS revenue.

Enterprise and Public Sector
Enterprise and Public Sector offers wireless products and services as well as wireline connectivity and managed solutions to our large business and government customers. Large businesses are identified based on their size and volume of business with Verizon. Public sector offers these services with features and pricing designed to address the needs of U.S. federal, state and local governments and educational institutions.

Enterprise and Public Sector revenues decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•a decrease of $217 million in networking revenue and traditional data and voice communication services along with related professional services, driven by secular pressures in the marketplace;
•a decrease of $24 million in wireless equipment revenue driven by a lower volume of devices sold, partially offset by a shift to higher priced equipment in the mix of devices sold;
•an increase of $36 million in customer premise equipment primarily due to higher volumes; and
•an increase of $26 million primarily related to a higher FUSF rate.

Business Markets and SaaS
Business Markets and SaaS offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, Internet Protocol networking, advanced voice solutions and security and managed information technology services to our businesses that do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. SaaS includes solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management.

Business Markets and SaaS revenues increased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•an increase in wireless service revenue of $143 million primarily driven by an increase in the number of wireless retail postpaid connections as well as the economic adjustment charge that took effect in the second quarter of 2022 and a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $55 million in wireless equipment revenue driven by a lower volume of devices sold and a shift to lower priced equipment in the mix of devices sold, partially offset by a decrease in promotions;
•a decrease of $23 million in other revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; and
•a decrease of $21 million related to the loss of voice and DSL service connections.

For both the three months ended March 31, 2023 and 2022, Fios revenues totaled $230 million and remained relatively flat.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during the three months ended March 31, 2023, compared to the similar periods in 2022, primarily due to a decrease of $52 million related to declines in traditional voice communication and network connectivity as a result of technology substitution, as well as a decrease in core data.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Cost of services	$2,582	$2,606	$(24)	(0.9)%
Cost of wireless equipment	1,234	1,310	(76)	(5.8)
Selling, general and administrative expense	2,033	2,059	(26)	(1.3)
Depreciation and amortization expense	1,094	1,061	33	3.1
Total Operating Expenses	$6,943	$7,036	$(93)	(1.3)

Cost of Services
Cost of services decreased during the three months ended March 31, 2023, compared to the similar periods in 2022, primarily due to:
•a decrease in other direct costs of $88 million related to professional services;
•an increase of $38 million in regulatory costs related to a higher FUSF rate; and
•an increase of $29 million in customer premise equipment due to higher volumes.

Cost of Wireless Equipment
Cost of wireless equipment decreased during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to:
•a decrease of $127 million driven by a lower volume of wireless devices sold primarily related to fewer phone upgrades; and
•an increase of $51 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat during the three months ended March 31, 2023, compared to the similar periods in 2022.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2023, compared to the similar period in 2022, driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2023	2022	(Decrease)
Segment Operating Income	$551	$673	$(122)	(18.1)%
Add Depreciation and amortization expense	1,094	1,061	33	3.1
Segment EBITDA	$1,645	$1,734	$(89)	(5.1)

Segment operating income margin	7.4%	8.7%
Segment EBITDA margin	22.0%	22.5%

The changes in the table above during the three months ended March 31, 2023, compared to the similar period in 2022, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$208	$238
Early debt redemption costs
Other (income) expense, net	—	1,241
Total	$208	$1,479
(1) Amounts are included in segment results of operations.

The Consolidated Adjusted EBITDA non-GAAP measure presented in the Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA discussion (see "Consolidated Results of Operations") excludes all of the amounts included above, as described below.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022
Within Total Operating Expenses	$208	$238
Within Other (income) expense, net	—	1,241
Total	$208	$1,479

Amortization of Acquisition-Related Intangible Assets
During the three months ended March 31, 2023 and 2022, we recorded pre-tax amortization expense of $208 million and $238 million, respectively, related to acquired intangible assets.

Early Debt Redemption Costs
During the three months ended March 31, 2022, we recorded pre-tax early debt redemption costs of $1.2 billion primarily in connection with tender offers. See Note 5 to the condensed consolidated financial statements for additional information.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022	Change
Cash Flows Provided By (Used In)
Operating activities	$8,289	$6,821	$1,468
Investing activities	(6,110)	(7,995)	1,885
Financing activities	(2,383)	245	(2,628)
Decrease in cash, cash equivalents and restricted cash	$(204)	$(929)	$725

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $1.5 billion during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to an improvement in working capital. The improvement in working capital was driven by a change in receivables resulting primarily from fewer phone upgrades and a modest improvement in customer payment patterns, compared to the prior year. Further driving the working capital improvement were lower inventory levels compared to the prior year. This increase was further driven by an increase in earnings. In April 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans. Additionally, we expect that there will be no required pension funding through 2026, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the three months ended March 31, 2023 and 2022 were $6.0 billion and $5.8 billion, respectively. Capital expenditures increased approximately $137 million during the three months ended March 31, 2023, compared to the similar period in 2022, primarily due to the acceleration of our 5G technology deployment. See "Global Network and Technology" for more details.

Acquisitions of Wireless Licenses
During the three months ended March 31, 2023 and 2022, we made payments of $114 million and $1.4 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

During the three months ended March 31, 2023 and 2022, we recorded capitalized interest related to wireless licenses of $449 million and $452 million, respectively.

Collateral Repayments (Payments) Related to Derivative Contracts, Net
During the three months ended March 31, 2023, we received return of collateral posted of $367 million related to derivative contracts, net of payments. During the three months ended March 31, 2022, we made collateral payments of $277 million related to derivative contracts, net of repayments. See Note 7 to the condensed consolidated financial statements for additional information.

Cash Flows Provided By (Used In) Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2023, net cash used in financing activities was $2.4 billion. During the three months ended March 31, 2022, net cash provided by financing activities was $245 million.

During the three months ended March 31, 2023, our net cash used in financing activities was primarily driven by cash dividends paid of $2.7 billion, repayments and repurchases of long-term borrowings and finance lease obligations of $1.3 billion and repayments of asset-backed long-term borrowings of $931 million. These payments were partially offset by proceeds from asset-backed long-term borrowings of $1.8 billion, proceeds from long-term borrowings of $504 million and net proceeds from short-term commercial paper of $342 million.

At March 31, 2023, our total debt of $152.9 billion included unsecured debt of $132.0 billion and secured debt of $20.8 billion. At December 31, 2022, our total debt of $150.6 billion included unsecured debt of $130.6 billion and secured debt of $20.0 billion. During the three months ended March 31, 2023 and 2022, our effective interest rate was 4.6% and 3.4%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued is included in Debt maturing within one year and Long-term debt in our condensed consolidated balance sheets.

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At March 31, 2023
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2026	$9,500	$9,438	$—
Various export credit facilities (2)	2024 - 2031	11,000	486	6,985
Total		$20,500	$9,924	$6,985
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of March 31, 2023, there have been no drawings against the $9.5 billion revolving credit facility since its inception.
(2) During the three months ended March 31, 2023 and 2022, we drew down $515 million and $2.0 billion, respectively, from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.
Other, Net
Other, net financing activities during the three months ended March 31, 2023 includes $500 million in proceeds from a short-term revolving credit facility, $117 million in payments for settlement of cross currency swaps, and $102 million payment for TracFone contingent consideration.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.7 billion in cash dividends during both the three months ended March 31, 2023 and 2022.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at March 31, 2023 totaled $2.2 billion, a $371 million decrease compared to December 31, 2022, primarily as a result of the factors discussed above.

Restricted cash totaled $1.7 billion and $1.5 billion as of March 31, 2023 and December 31, 2022, respectively, primarily related to cash collections on certain receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2023	2022	Change
Net cash provided by operating activities	$8,289	$6,821	$1,468
Less Capital expenditures (including capitalized software)	5,958	5,821	137
Free cash flow	$2,331	$1,000	$1,331

The increase in free cash flow during the three months ended March 31, 2023, compared to the similar period in 2022, is a reflection of the increase in operating cash flows, partially offset by the increase in capital expenditures, both of which are discussed above.

Other Future Obligations
As of March 31, 2023, Verizon had 25 renewable energy purchase agreements (REPAs) with third parties. See Note 12 to the condensed consolidated financial statements for additional information. Under the REPAs, we plan to purchase up to an aggregate of approximately 3.2 gigawatts of capacity across multiple states, including Arizona, Illinois, Indiana, Iowa, Maine, Maryland, Nebraska, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2023, we did not hold any collateral. At March 31, 2023, we posted $1.9 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2022, we did not hold any collateral. At December 31, 2022, we posted $2.3 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2023, approximately 73% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $435 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Certain of our floating rate debt and certain of our interest rate derivative transactions utilize interest rates that are linked to the London Inter-Bank Offered Rate (LIBOR) as the benchmark rate. The U.S. dollar LIBOR rates utilized in these transactions will cease publication after June 30, 2023, in accordance with recent U.S. and international regulatory guidance for reform. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our floating rate debt or exposure under our interest rate derivative transactions. Outstanding debt and derivative transactions that are still benchmarked to LIBOR are expected to be repaid or transitioned to interest rates that are linked to the Secured Overnight Financing Rate (SOFR) as the benchmark rate on or before June 30, 2023. We do not anticipate a significant impact to our financial position given our current mix of variable and fixed-rate debt and taking into account the impact of our interest rate hedging. In 2021, we began utilizing interest rates that are linked to the SOFR as the benchmark rate for various floating rate transactions.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2023, there was no amount related to the fair value of the asset and the fair value of the liability of these contracts was $3.9 billion. At December 31, 2022, there was no amount related to the fair value of the asset and the fair value of the liability of these contracts was $4.6 billion. At both March 31, 2023 and December 31, 2022, the total notional amount of the interest rate swaps was $26.1 billion.

Forward Starting Interest Rate Swaps
From time to time we enter into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At March 31, 2023, there was no amount related to the fair value of the asset or liability of these contracts. At December 31, 2022, there was no amount related to the fair value of the asset or liability of these contracts. There was no outstanding notional amount for forward starting interest rate swaps at March 31, 2023 or December 31, 2022.

Treasury Rate Locks
From time to time we enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at March 31, 2023 or December 31, 2022.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At March 31, 2023, our primary translation exposure was to the British Pound Sterling, Euro, and Australian Dollar.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. On March 31, 2022, we voluntarily elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated the swaps as fair value hedges. Subsequently executed cross currency swaps are also designated as fair value hedges. The fair value of the asset of these contracts was $299 million and $305 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the fair value of the liability of these contracts was $3.5 billion and $3.6 billion, respectively. At March 31, 2023 and December 31, 2022, the total notional amount of the cross currency swaps was $34.1 billion and $35.0 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

At March 31, 2023, the fair value of the asset and liability of these contracts was insignificant. At December 31, 2022, the fair value of the asset and liability of these contracts was insignificant. At March 31, 2023 and December 31, 2022, the total notional amount of the foreign exchange forwards was $980 million and $920 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.7 billion. During the three months ended March 31, 2023 and March 31, 2022, we made payments of $114 million and $1.4 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. We expect to continue to make payments related to clearing cost and incentive payment obligations through 2024, which we expect to be $4.7 billion. These payments are dependent on the incumbent license holders' accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. The carrying value also includes capitalized interest to the extent qualifying activities have occurred.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected timeframe. This early clearance accelerated Verizon's access to more spectrum in a number of key markets to support its 5G initiatives.

See Note 3 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone Wireless, Inc. (TracFone), a leading provider of prepaid and value mobile services in the U.S. Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million, and represents a Level 3 measurement. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. During the three months ended March 31, 2023, Verizon made a payment of $102 million related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. Contingent consideration payments are expected to continue through 2024. See Note 3 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
There have been no material changes to regulatory and competitive trends as previously disclosed in "Competition and Related Trends" and "Regulatory Trends" in Part I, Item 1. "Business" and "Operating Environment and Trends" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2023.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. In the third quarter of 2020, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace many of our existing core financial systems. The ERP system is designed to enhance the flow of financial information, facilitate data analysis and accelerate information reporting. The implementation is expected to occur in phases over the next several years. During the first quarter of 2023, we have made changes to our internal controls to address processes impacted by the ERP system implementation.

As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures which, in turn, could result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Other than the above-noted changes, there were no changes in the Company’s internal control over financial reporting during the first quarter 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended March 31, 2023. At March 31, 2023, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 6. Exhibits

Exhibit Number	Description

10a	Form of 2023 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2023 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

Date: April 27, 2023	By	/s/	Anthony T. Skiadas
Anthony T. Skiadas
Senior Vice President and Controller
(Principal Accounting Officer)