Form 10-Q
period 2023-06-30
VERIZON COMMUNICATIONS INC
filed 2023-07-28
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

At June 30, 2023, 4,204,039,985 shares of the registrant’s common stock were outstanding, after deducting 87,393,661 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2023	2022	2023	2022

Operating Revenues
Service revenues and other	$27,319	$27,115	$54,471	$54,333
Wireless equipment revenues	5,277	6,674	11,037	13,010
Total Operating Revenues	32,596	33,789	65,508	67,343

Operating Expenses
Cost of services (exclusive of items shown below)	6,986	6,932	14,064	14,159
Cost of wireless equipment	5,778	7,488	12,204	14,611
Selling, general and administrative expense	8,253	7,496	15,759	14,668
Depreciation and amortization expense	4,359	4,321	8,677	8,557
Total Operating Expenses	25,376	26,237	50,704	51,995

Operating Income	7,220	7,552	14,804	15,348
Equity in earnings (losses) of unconsolidated businesses	(33)	41	(24)	38
Other income (expense), net	210	49	324	(875)
Interest expense	(1,285)	(785)	(2,492)	(1,571)
Income Before Provision For Income Taxes	6,112	6,857	12,612	12,940
Provision for income taxes	(1,346)	(1,542)	(2,828)	(2,914)
Net Income	$4,766	$5,315	$9,784	$10,026

Net income attributable to noncontrolling interests	$118	$116	$227	$247
Net income attributable to Verizon	4,648	5,199	9,557	9,779
Net Income	$4,766	$5,315	$9,784	$10,026

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.10	$1.24	$2.27	$2.33
Weighted-average shares outstanding (in millions)	4,208	4,201	4,207	4,201

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.10	$1.24	$2.27	$2.33
Weighted-average shares outstanding (in millions)	4,213	4,202	4,212	4,202
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2023	2022	2023	2022

Net Income	$4,766	$5,315	$9,784	$10,026
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $1, $(11), $4 and $(17)	(6)	(136)	20	(165)
Unrealized gain on cash flow hedges, net of tax of $(8), $(19), $(15) and $(91)	25	72	46	279
Unrealized gain (loss) on fair value hedges, net of tax of $(100), $88, $3 and $88	293	(272)	(9)	(272)
Unrealized gain (loss) on marketable securities, net of tax of $0, $2, $(1) and $7	(2)	(6)	2	(24)
Defined benefit pension and postretirement plans, net of tax of $21, $24, $36 and $72	(54)	(72)	(115)	(211)
Other comprehensive income (loss) attributable to Verizon	256	(414)	(56)	(393)
Total Comprehensive Income	$5,022	$4,901	$9,728	$9,633

Comprehensive income attributable to noncontrolling interests	$118	$116	$227	$247
Comprehensive income attributable to Verizon	4,904	4,785	9,501	9,386
Total Comprehensive Income	$5,022	$4,901	$9,728	$9,633

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2023	2022

Assets
Current assets
Cash and cash equivalents	$4,803	$2,605
Accounts receivable	24,108	25,332
Less Allowance for credit losses	922	826
Accounts receivable, net	23,186	24,506
Inventories	1,896	2,388
Prepaid expenses and other	7,503	8,358
Total current assets	37,388	37,857

Property, plant and equipment	313,424	307,689
Less Accumulated depreciation	206,154	200,255
Property, plant and equipment, net	107,270	107,434

Investments in unconsolidated businesses	1,015	1,071
Wireless licenses	151,337	149,796
Goodwill	28,647	28,671
Other intangible assets, net	11,097	11,461
Operating lease right-of-use assets	25,345	26,130
Other assets	17,856	17,260
Total assets	$379,955	$379,680

Liabilities and Equity
Current liabilities
Debt maturing within one year	$14,827	$9,963
Accounts payable and accrued liabilities	20,067	23,977
Current operating lease liabilities	4,211	4,134
Other current liabilities	12,299	12,097
Total current liabilities	51,404	50,171

Long-term debt	137,871	140,676
Employee benefit obligations	12,357	12,974
Deferred income taxes	44,055	43,441
Non-current operating lease liabilities	20,745	21,558
Other liabilities	17,021	18,397
Total long-term liabilities	232,049	237,046

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,523	13,420
Retained earnings	86,448	82,380
Accumulated other comprehensive loss	(1,921)	(1,865)
Common stock in treasury, at cost (87,393,661 and 91,572,258 shares outstanding)	(3,830)	(4,013)
Deferred compensation – employee stock ownership plans (ESOPs) and other	544	793
Noncontrolling interests	1,309	1,319
Total equity	96,502	92,463
Total liabilities and equity	$379,955	$379,680
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2023	2022

Cash Flows from Operating Activities
Net Income	$9,784	$10,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,677	8,557
Employee retirement benefits	108	(121)
Deferred income taxes	633	1,514
Provision for expected credit losses	1,061	665
Equity in losses (earnings) of unconsolidated businesses, net of dividends received	49	(18)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(620)	(1,959)
Other, net	(1,672)	(999)
Net cash provided by operating activities	18,020	17,665

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(10,070)	(10,491)
Cash received related to acquisitions of businesses, net	—	247
Acquisitions of wireless licenses	(1,085)	(2,275)
Collateral receipts (payments) related to derivative contracts, net	824	(2,075)
Other, net	131	(62)
Net cash used in investing activities	(10,200)	(14,656)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	1,503	3,617
Proceeds from asset-backed long-term borrowings	3,705	5,053
Net proceeds from (repayments of) short-term commercial paper	(167)	2,560
Repayments of long-term borrowings and finance lease obligations	(2,600)	(7,405)
Repayments of asset-backed long-term borrowings	(2,383)	(2,695)
Dividends paid	(5,487)	(5,378)
Other, net	(157)	411
Net cash used in financing activities	(5,586)	(3,837)

Increase (decrease) in cash, cash equivalents and restricted cash	2,234	(828)
Cash, cash equivalents and restricted cash, beginning of period	4,111	4,161
Cash, cash equivalents and restricted cash, end of period (Note 1)	$6,345	$3,333
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

Earnings Per Common Share
There were a total of approximately 5.6 million and 4.6 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2023, respectively. There were a total of approximately 1.4 million and 1.5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2022, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2023	2022
Cash and cash equivalents	$4,803	$2,605	$2,198
Restricted cash:
Prepaid expenses and other	1,387	1,343	44
Other assets	155	163	(8)
Cash, cash equivalents and restricted cash	$6,345	$4,111	$2,234

Note 2. Revenues and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. Revenue is disaggregated by products and services within Consumer, and customer groups (Enterprise and Public Sector, Business Markets and Other, and Wholesale) within Business. See Note 10 for additional information on revenue by segment, including Corporate and other.

We also earn revenues that are not accounted for under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest when equipment is sold to the customer by an authorized agent under a device payment plan agreement. As allowed by the practical expedient within ASU 2016-02, "Leases" (Topic 842), we have elected to combine the lease and non-lease components for those arrangements of customer premise equipment where we are the lessor as components accounted for under Topic 606. During the three and six months ended June 30, 2023, revenues from arrangements that were not accounted for under Topic 606 were approximately $754 million and $1.5 billion, respectively. During the three and six months ended June 30, 2022, revenues from arrangements that were not accounted for under Topic 606 were approximately $775 million and $1.6 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At June 30, 2023, month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and approximately 94% of our wireline Consumer and Business Markets and Other contracts, compared to June 30, 2022, for which month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and 89% of our wireline Consumer and our Business Markets and Other contracts.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately sixteen years ending in February 2039 and have aggregate contract minimum payments totaling $1.4 billion.

At June 30, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $12.4 billion, $19.6 billion and $14.8 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2023	2023	2022	2022
Receivables(1)	$10,573	$11,274	$10,620	$10,758
Device payment plan agreement receivables(2)	16,878	16,648	14,439	12,888
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

The following table presents information about contract balances:

	At June 30,	At January 1,	At June 30,	At January 1,
(dollars in millions)	2023	2023	2022	2022
Contract asset	$774	$863	$880	$934
Contract liability(1)	8,468	8,234	7,706	7,229
(1) Revenue recognized related to contract liabilities existing at January 1, 2023 were $258 million and $4.6 billion for the three and six months ended June 30, 2023, respectively. Revenue recognized related to contract liabilities existing at January 1, 2022 were $365 million and $4.7 billion for the three and six months ended June 30, 2022, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2023	2022
Assets
Prepaid expenses and other	$542	$656
Other assets	232	207
Total	$774	$863

Liabilities
Other current liabilities	$6,699	$6,583
Other liabilities	1,769	1,651
Total	$8,468	$8,234

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

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as deferred contract costs, and amortized over a one-to-seven year period. Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively.

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2023	2022
Assets
Prepaid expenses and other	$2,629	$2,629
Other assets	2,436	2,475
Total	$5,065	$5,104

For the three and six months ended June 30, 2023, we recognized expense of $791 million and $1.6 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2022, we recognized expense of $735 million and $1.5 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the three and six months ended June 30, 2023 or June 30, 2022.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.6 billion. During the six months ended June 30, 2023 and June 30, 2022, we made payments of $114 million and $1.4 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. In June 2023, we incurred costs of approximately $365 million for obligations related to accelerated clearing incentives, which were accrued for as of June 30, 2023. The majority of the remaining obligations related to clearing costs and incentive payments of approximately $4.2 billion, which is inclusive of the $365 million, are expected to be due by the end of the year. We expect to continue to make payments of approximately $4.6 billion for these obligations through 2024. These payments are dependent on the incumbent license holders' accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

TracFone Wireless, Inc.
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone Wireless, Inc. (TracFone), a provider of prepaid and value mobile services in the U.S. Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 7 for additional information. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. During the six months ended June 30, 2023, Verizon made a payment of $102 million related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. Contingent consideration payments are expected to continue through 2024.

During the six months ended June 30, 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At June 30,	At December 31,
(dollars in millions)	2023	2022
Wireless licenses	$151,337	$149,796

At June 30, 2023 and 2022, approximately $38.4 billion and $49.1 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $905 million and $880 million of capitalized interest on wireless licenses for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 11 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2023	$21,142	$7,502	$27	$28,671
Reclassifications, adjustments and other (1)	—	3	(27)	(24)
Balance at June 30, 2023	$21,142	$7,505	$—	$28,647
(1) Includes goodwill impairment charges of $27 million, related to non-strategic businesses presented within Other, recorded in Selling, general and administrative expense in our condensed consolidated statements of income for the three and six months ended June 30, 2023.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At June 30, 2023			At December 31, 2022
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,335	$(1,907)	$2,428	$4,335	$(1,646)	$2,689
Non-network internal-use software (7 years)	24,247	(17,210)	7,037	23,421	(16,397)	7,024
Other (4 to 25 years)	2,839	(1,207)	1,632	2,806	(1,058)	1,748
Total	$31,421	$(20,324)	$11,097	$30,562	$(19,101)	$11,461

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2023	$653	$1,300
2022	651	1,286

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2023	$1,299
2024	2,398
2025	2,198
2026	1,951
2027	1,392
2028	979

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of Verizon and its subsidiaries that occurred during the three and six months ended June 30, 2023.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased		Amount Paid (1)
Three Months Ended March 30, 2023
Verizon 3.500% notes and floating rate notes due 2023 (2)	A$	1,050	$850
Open market repurchases of various Verizon notes		$260	190
Three Months Ended March 30, 2023 total			1,040

Three Months Ended June 30, 2023
Verizon 0.375% bonds due 2023 (2)	CHF	600	$633
Open market repurchases of various Verizon notes		$247	177
Three Months Ended June 30, 2023 total			810
Six Months Ended June 30, 2023 total			$1,850
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

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds (1)
Three Months Ended June 30, 2023
Verizon 5.050% notes due 2033 (2)	$1,000	$994
Three and Six Months Ended June 30, 2023 total	$1,000	$994
(1) Net proceeds were net of underwriting discounts and other issuance costs.
(2) An amount equal to the net proceeds from these notes is expected to be used to fund, in whole or in part, certain renewable energy projects, including new and existing investments made by us during the period from January 1, 2023 through the maturity date of the notes.

Short-Term Borrowing and Commercial Paper Program
In March 2023, we entered into and fully drew from a $500 million short-term revolving credit facility. As of June 30, 2023, the $500 million borrowed under the facility remains outstanding.

During the six months ended June 30, 2023, we issued $8.4 billion in commercial paper and we repaid $8.5 billion of commercial paper. As of June 30, 2023, we had no commercial paper outstanding. These transactions are reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows.

Asset-Backed Debt
As of June 30, 2023, the carrying value of our asset-backed debt was $21.3 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the six months ended June 30, 2023, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2023
Series 2023-1
A Senior class notes	4.490	2.98	$891
B Junior class notes	4.740	2.98	—
C Junior class notes	4.980	2.98	41
January 2023 total			932

April 2023
Series 2023-2
A Senior class notes	4.890	1.99	891
B Junior class notes	5.130	1.99	—
C Junior class notes	5.380	1.99	41

Series 2023-3
A Senior class notes	4.730	4.99	268
B Junior class notes	4.970	4.99	—
C Junior class notes	5.220	4.99	12
April 2023 total			1,212

June 2023
Series 2023-4
A-1a Senior fixed rate class notes	5.160	2.97	538
A-1b Senior floating rate class notes	Compounded SOFR + 0.850	2.97	175
B Junior class notes	5.400	2.97	—
C Junior class notes	5.650	2.97	33
June 2023 total			746
Total			$2,890

Under the terms of each series of ABS Notes outstanding as of June 30, 2023, there is a revolving period of up to 18 months, two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the six months ended June 30, 2023, we made aggregate principal repayments of $1.7 billion on ABS Notes that have entered the amortization period, including payments in connection with any note redemptions.

In July 2023, in connection with an anticipated redemption of ABS Notes, we made a principal payment, in whole, for $900 million.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in December 2021 and previously renewed in 2022 (2021 ABS Financing Facility), we borrowed an additional $325 million in March 2023 and prepaid an aggregate of $700 million in April 2023. The aggregate outstanding balance under the 2021 ABS Financing Facility was $7.6 billion as of June 30, 2023.

In March 2023, we borrowed an additional $500 million under the loan agreement outstanding in connection with the ABS Financing Facility that we originally entered into in 2022 (2022 ABS Financing Facility). The aggregate outstanding balance under the 2022 ABS Financing Facility was $2.5 billion as of June 30, 2023.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2023	2022
Assets
Accounts receivable, net	$14,143	$13,906
Prepaid expenses and other	1,469	1,409
Other assets	11,468	9,894

Liabilities
Accounts payable and accrued liabilities	24	22
Debt maturing within one year	9,593	6,809
Long-term debt	11,749	13,199

See Note 6 for additional information on certain receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At June 30, 2023
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2026	$9,500	$9,455	$—
Various export credit facilities (2)	2024 - 2031	11,000	486	6,720
Total		$20,500	$9,941	$6,720
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of June 30, 2023, there have been no drawings against the $9.5 billion revolving credit facility since its inception.
(2) During the six months ended June 30, 2023 and 2022, we drew down $515 million and $2.0 billion, respectively, from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.
Non-Cash Transactions
During the six months ended June 30, 2023 and 2022, we financed, primarily through alternative financing arrangements, the purchase of approximately $719 million and $321 million, respectively, of long-lived assets consisting primarily of network equipment. As of June 30, 2023 and December 31, 2022, $2.2 billion and $1.7 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains (Losses)
During the three and six months ended June 30, 2023, we recorded debt extinguishment gains of $69 million and $139 million, respectively. During the three months ended June 30, 2022, we recorded debt extinguishment gains of $50 million. During the six months ended June 30, 2022, we recorded net debt extinguishment losses of $1.2 billion. The gains and losses are recorded in Other income (expense), net in our condensed consolidated statements of income. The total gains and losses are reflected within Other, net cash flow from operating activities, and the portion of the gains and losses representing cash payments are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2023, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At June 30, 2023
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$12,810	$5,202	$6,096	$24,108
Less Allowance for credit losses	502	188	232	922
Accounts receivable, net of allowance	$12,308	$5,014	$5,864	$23,186
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable at June 30, 2023 and December 31, 2022, are net device payment plan agreement receivables and net wireless service receivables of $25.4 billion and $23.6 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2023	2022
Device payment plan agreement receivables, gross	$26,521	$26,188
Unamortized imputed interest	(579)	(479)
Device payment plan agreement receivables, at amortized cost	25,942	25,709
Allowance (1)	(1,007)	(881)
Device payment plan agreement receivables, net	$24,935	$24,828

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,308	$12,929
Other assets	12,627	11,899
Device payment plan agreement receivables, net	$24,935	$24,828
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

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At June 30, 2023 and December 31, 2022, the amount of the guarantee liability was insignificant and $54 million, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At June 30, 2023 and December 31, 2022, the amount of trade-in liability was $449 million and $562 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the six months ended June 30, 2023, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2023	2022	2021 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$1,573	$1,964	$360	$3,897
Existing customers	7,087	12,656	2,302	22,045
Total	$8,660	$14,620	$2,662	$25,942
Gross write-offs
New customers	$61	$269	$42	$372
Existing customers	3	116	69	188
Total	$64	$385	$111	$560
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on June 30, 2023.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the six months ended June 30, 2023, by year of origination:

	Year of Origination
(dollars in millions)	2023	2022 and prior	Total
Wireless service receivables, at amortized cost	$5,078	$124	$5,202
Gross write-offs	74	150	224

The data presented in the table above was last updated on June 30, 2023.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2023	$881	$143
Current period provision for expected credit losses	669	250
Write-offs charged against the allowance	(560)	(224)
Recoveries collected	17	19
Balance at June 30, 2023	$1,007	$188
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At June 30,
(dollars in millions)	2023
Unbilled	$24,712
Billed:
Current	1,007
Past due	223
Device payment plan agreement receivables, at amortized cost	$25,942

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$41	$—	$41
Cross currency swaps	—	4	—	4
Foreign exchange forwards	—	1	—	1
Interest rate caps	—	76	—	76
Other assets:
Fixed income securities	—	269	—	269
Cross currency swaps	—	455	—	455
Interest rate caps	—	21	—	21
Total	$—	$867	$—	$867

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$885	$—	$885
Cross currency swaps	—	354	—	354
Foreign exchange forwards	—	5	—	5
Interest rate caps	—	76	—	76
Contingent consideration	—	—	202	202
Other liabilities:
Interest rate swaps	—	3,666	—	3,666
Cross currency swaps	—	2,607	—	2,607
Interest rate caps	—	21	—	21
Total	$—	$7,614	$202	$7,816
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the carrying amount of our investments without readily determinable fair values was $796 million and $804 million, respectively. During both the three and six months ended June 30, 2023, there were insignificant adjustments due to observable price changes. During the three and six months ended June 30, 2023, there were no and an insignificant amount of impairment charges, respectively. As of June 30, 2023, cumulative adjustments due to observable price changes and impairment charges were approximately $165 million and $88 million, respectively.

Verizon has a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value is calculated using a probability-weighted discounted cash flow model and represents a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability is remeasured to fair value. During the six months ended June 30, 2023, we made a payment of $102 million related to the contingent consideration. See Note 3 for additional information.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2022	$148,906	$84,385	$54,656	$—	$139,041
At June 30, 2023	150,756	86,843	55,667	—	142,510

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
(dollars in millions)	2023	2022
Interest rate swaps	$26,071	$26,071
Cross currency swaps	33,526	34,976
Foreign exchange forwards	980	920

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Interest Rate Swaps:
Notional value entered into	$—	$500	$—	$7,155
Notional value settled	—	—	—	863
Pre-tax gain recognized in Interest expense	2	—	1	—
Cross Currency Swaps:
Notional value entered into	—	—	—	—
Notional value settled	612	—	1,450	—
Pre-tax loss recognized in Other comprehensive income (loss) (1)	N/A	N/A	N/A	(430)
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	370	(1,808)	725	(1,808)
Pre-tax gain (loss) on hedged debt recognized in Interest expense	(370)	1,808	(725)	1,808
Excluded components recognized in Other comprehensive income (loss)	420	(340)	42	(340)
Initial value of the excluded component amortized into Interest expense	27	27	54	27
Forward Starting Interest Rate Swaps:
Notional value entered into	—	—	—	—
Notional value settled	—	600	—	1,000
Pre-tax gain recognized in Other comprehensive income (loss)	—	68	—	196
Treasury Rate Locks:
Notional value entered into	500	—	500	—
Notional value settled	500	—	500	—
Pre-tax gain recognized in Other comprehensive income (loss)	5	—	5	—
N/A - not applicable
(1) Represents amounts recorded under the cash flow hedge model. These instruments were re-designated as fair value hedges on March 31, 2022.

	Six Months Ended
	June 30,
(dollars in millions)	2023	2022
Other, net Cash Flows from Operating Activities:
Cash received for settlement of interest rate swaps	$—	$40
Cash paid for settlement of forward starting interest rate swaps	—	(107)
Cash received for settlement of treasury rate locks	5	—
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	(67)	—

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At June 30,	At December 31,
(dollars in millions)	2023	2022
Carrying amount of hedged liabilities	$21,790	$21,741
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,433)	(4,512)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	444	488

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

In addition to the previously mentioned cross currency swaps, we have executed additional cross currency swaps to exchange Euro-denominated cash flows into U.S. dollars to fix our cash payments in U.S. dollars. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During both the three and six months ended June 30, 2023 and June 30, 2022, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive income (loss). Unrealized gains or losses on excluded components are recorded in Other comprehensive income (loss) and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. During both the three and six months ended June 30, 2023 and June 30, 2022, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information.

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

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both June 30, 2023 and December 31, 2022.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Foreign Exchange Forwards:
Notional value entered into	$2,770	$2,856	$5,425	$5,502
Notional value settled	2,770	2,830	5,365	5,433
Pre-tax gain (loss) recognized in Other income (expense), net	12	(66)	22	(94)
Swaptions:
Notional value sold	—	—	—	1,000
Notional value settled	—	—	—	1,000
Pre-tax loss recognized in Interest expense	—	—	—	(33)

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2023, we did not hold any collateral. At June 30, 2023, we posted $1.5 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2022, we did not hold any collateral. At December 31, 2022, we posted $2.3 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2023	2022	2023	2022
Service cost - Cost of services	$45	$58	$12	$20
Service cost - Selling, general and administrative expense	7	8	2	4
Service cost	$52	$66	$14	$24

Amortization of prior service cost (credit)	$28	$15	$(104)	$(110)
Expected return on plan assets	(253)	(294)	(8)	(7)
Interest cost	188	114	136	83
Remeasurement loss, net	—	198	—	—
Other components	$(37)	$33	$24	$(34)

Total	$15	$99	$38	$(10)

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2023	2022	2023	2022
Service cost - Cost of services	$91	$116	$23	$40
Service cost - Selling, general and administrative expense	14	16	4	7
Service cost	$105	$132	$27	$47

Amortization of prior service cost (credit)	$56	$30	$(209)	$(313)
Expected return on plan assets	(506)	(591)	(15)	(14)
Interest cost	376	224	272	166
Remeasurement loss, net	—	198	—	—
Other components	$(74)	$(139)	$48	$(161)

Total	$31	$(7)	$75	$(114)
The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three and six months ended June 30, 2023, we paid severance benefits of $86 million and $226 million, respectively. During the three and six months ended June 30, 2023, we recorded pre-tax severance charges of $241 million and $249 million, respectively, related to involuntary separations under our existing plans. At June 30, 2023, we had a remaining severance liability of $623 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During both the three and six months ended June 30, 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans and made insignificant contributions to our nonqualified pension plans. No mandatory qualified pension plans contributions are expected or required through December 31, 2023. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2023.

Remeasurement loss, net
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

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended June 30,
	2023		2022
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,523		13,874
Other		—		(2)
Balance at end of period		13,523		13,872

Retained Earnings
Balance at beginning of period		84,543		73,891
Net income attributable to Verizon		4,648		5,199
Dividends declared ($0.6525, $0.6400 per share)		(2,743)		(2,687)
Other		—		(2)
Balance at end of period		86,448		76,401

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(2,177)		(906)
Foreign currency translation adjustments		(6)		(136)
Unrealized gain on cash flow hedges		25		72
Unrealized gain (loss) on fair value hedges		293		(272)
Unrealized loss on marketable securities		(2)		(6)
Defined benefit pension and postretirement plans		(54)		(72)
Other comprehensive income (loss)		256		(414)
Balance at end of period attributable to Verizon		(1,921)		(1,320)

Treasury Stock
Balance at beginning of period	(87,442)	(3,832)	(91,790)	(4,023)
Employee plans	48	2	71	3
Balance at end of period	(87,394)	(3,830)	(91,719)	(4,020)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		397		497
Restricted stock equity grant		150		160
Amortization		(3)		(3)
Balance at end of period		544		654

Noncontrolling Interests
Balance at beginning of period		1,336		1,413
Total comprehensive income		118		116
Distributions and other		(145)		(188)
Balance at end of period		1,309		1,341
Total Equity		$96,502		$87,357

	Six Months Ended June 30,
	2023		2022
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,420		13,861
Other		103		11
Balance at end of period		13,523		13,872

Retained Earnings
Balance at beginning of period		82,380		71,993
Net income attributable to Verizon		9,557		9,779
Dividends declared ($1.3050, $1.2800 per share)		(5,489)		(5,379)
Other		—		8
Balance at end of period		86,448		76,401

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,865)		(927)
Foreign currency translation adjustments		20		(165)
Unrealized gain on cash flow hedges		46		279
Unrealized loss on fair value hedges		(9)		(272)
Unrealized gain (loss) on marketable securities		2		(24)
Defined benefit pension and postretirement plans		(115)		(211)
Other comprehensive loss		(56)		(393)
Balance at end of period attributable to Verizon		(1,921)		(1,320)

Treasury Stock
Balance at beginning of period	(91,572)	(4,013)	(93,635)	(4,104)
Employee plans	4,175	183	1,913	84
Shareholder plans	3	—	3	—
Balance at end of period	(87,394)	(3,830)	(91,719)	(4,020)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		793		538
Restricted stock equity grant		136		269
Amortization		(385)		(153)
Balance at end of period		544		654

Noncontrolling Interests
Balance at beginning of period		1,319		1,410
Total comprehensive income		227		247
Distributions and other		(237)		(316)
Balance at end of period		1,309		1,341
Total Equity		$96,502		$87,357
Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the six months ended June 30, 2023. At June 30, 2023, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 4.2 million shares of common stock issued from Treasury stock during the six months ended June 30, 2023.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2023	$(698)	$(1,150)	$(431)	$(9)	$423	$(1,865)
Excluded components recognized in other comprehensive income	—	—	31	—	—	31
Other comprehensive income	20	4	—	1	—	25
Amounts reclassified to net income	—	42	(40)	1	(115)	(112)
Net other comprehensive income (loss)	20	46	(9)	2	(115)	(56)
Balance at June 30, 2023	$(678)	$(1,104)	$(440)	$(7)	$308	$(1,921)

The amounts presented above in Net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gain (loss) on cash flow hedges and unrealized gain (loss) on fair value hedges in the table above are included in Other income (expense), net and Interest expense in our condensed consolidated statements of income. See Note 7 for additional information. The amounts reclassified to net income related to unrealized gain (loss) on marketable securities in the table above are included in Other income (expense), net in our condensed consolidated statements of income. The amounts reclassified to net income related to defined benefit pension and postretirement plans in the table above are included in Other income (expense), net in our condensed consolidated statements of income. See Note 8 for additional information.

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
Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

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

Our Business segment’s wireless and wireline products and services are organized by the primary customer groups targeted by these offerings. During the first quarter of 2023, Verizon reorganized the customer groups within its Business segment. Previously, this segment was comprised of four customer groups: Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale. Following the reorganization, there are now three customer groups: Enterprise and Public Sector, Business Markets and Other, and Wholesale. Enterprise and Public Sector combines the customers previously included in Global Enterprise and Public Sector and Other (excluding BlueJeans and Connect customers) as well as the commercial wireline customers previously included in Small and Medium Business. Business Markets and Other combines the customers previously included in Small and Medium Business (excluding commercial wireline customers), the BlueJeans customers previously included in Global Enterprise and Public Sector and Other, and the Connect customers previously included in Public Sector and Other. The Wholesale customer group remained unchanged. Prior period operating revenue results within the Business segment have been recast for these reorganized customer groups. There was no change to the composition of our reportable segments and total segment results, nor the determination of segment profit.

Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
External Operating Revenues
Consumer
Service	$18,641	$18,149	$37,097	$36,275
Wireless equipment	4,430	5,708	9,308	11,082
Other(1)	1,435	1,696	2,909	3,438
Total Consumer	24,506	25,553	49,314	50,795

Business
Enterprise and Public Sector	3,784	3,867	7,571	7,844
Business Markets and Other(2)	3,104	3,125	6,203	6,197
Wholesale	587	623	1,186	1,270
Total Business	7,475	7,615	14,960	15,311
Total reportable segments	$31,981	$33,168	$64,274	$66,106

Intersegment Revenues
Consumer	$52	$51	$101	$101
Business	8	11	17	24
Total reportable segments	$60	$62	$118	$125

Total Operating Revenues
Consumer	$24,558	$25,604	$49,415	$50,896
Business(3)	7,483	7,626	14,977	15,335
Total reportable segments	$32,041	$33,230	$64,392	$66,231

Operating Income
Consumer	$7,330	$7,150	$14,429	$14,469
Business	533	675	1,084	1,348
Total reportable segments	$7,863	$7,825	$15,513	$15,817
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2) Referred to as Business Markets and SaaS in the first quarter of 2023.
(3) Service and other revenues included in our Business segment were approximately $6.6 billion and $6.7 billion for the three months ended June 30, 2023 and 2022, respectively, and $13.2 billion and $13.4 billion for the six months ended June 30, 2023 and 2022, respectively. Wireless equipment revenues included in our Business segment were $847 million and $966 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 billion and $1.9 billion for the six months ended June 30, 2023 and 2022, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Consumer	$2,886	$2,895	$5,775	$5,806
Business	308	298	615	593
Total Fios revenue	$3,194	$3,193	$6,390	$6,399

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Consumer	$15,762	$15,236	$31,361	$30,453
Business	3,351	3,182	6,641	6,307
Total Wireless service revenue	$19,113	$18,418	$38,002	$36,760

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Total reportable segment operating revenues	$32,041	$33,230	$64,392	$66,231
Corporate and other	621	623	1,238	1,241
Eliminations	(66)	(64)	(122)	(129)
Total consolidated operating revenues	$32,596	$33,789	$65,508	$67,343

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Total reportable segment operating income	$7,863	$7,825	$15,513	$15,817
Corporate and other	(344)	(190)	(348)	(214)
Severance charges	(237)	—	(237)	—
Other components of net periodic benefit charges (Note 8)	(62)	(83)	(124)	(255)
Total consolidated operating income	7,220	7,552	14,804	15,348

Equity in earnings (losses) of unconsolidated businesses	(33)	41	(24)	38
Other income (expense), net	210	49	324	(875)
Interest expense	(1,285)	(785)	(2,492)	(1,571)
Income Before Provision For Income Taxes	$6,112	$6,857	$12,612	$12,940

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2023 or 2022.

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

Confirmed obligations outstanding related to suppliers participating in the SFP are recorded within Accounts payable and accrued liabilities in our condensed consolidated balance sheets and the associated payments are reflected in the operating activities section of our condensed consolidated statements of cash flows. As of June 30, 2023 and December 31, 2022, $697 million and $1.0 billion, respectively, remained as confirmed obligations outstanding related to suppliers participating in the SFP.

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

As of June 30, 2023, Verizon had 25 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

Highlights of Our Financial Results for the Three Months Ended June 30, 2023 and 2022
(dollars in millions)

Highlights of Our Financial Results for the Six Months Ended June 30, 2023 and 2022
(dollars in millions)
Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended June 30, 2023 and 2022

———
Note: Excludes eliminations.

Revenue by Segment for the Six Months Ended June 30, 2023 and 2022

———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

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

In addition to the wireless services and equipment discussed above, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and six months ended June 30, 2023 totaled $24.6 billion and $49.4 billion, respectively, representing a decrease of 4.1% and 2.9%, respectively, compared to the similar periods in 2022. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and six months ended June 30, 2023 totaled $7.5 billion and $15.0 billion, respectively, representing a decrease of 1.9% and 2.3%, respectively, compared to the similar periods in 2022. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

Corporate and Other
Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results as these items are included in the chief operating decision maker’s assessment of segment performance. See "Consolidated Results of Operations" for additional information regarding Corporate and other results.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2023, these investments included $10.1 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. In the second quarter of 2023, we completed our accelerated $10 billion capital program related to C-Band spectrum deployment. Our ongoing C-Band spectrum deployment will be funded through our general capital expenditure program. Capital expenditures for 2023 are expected to be in the range of $18.25 billion to $19.25 billion. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for participating in the information economy.

Global Network and Technology
We are focusing our capital investment on building our next generation 5G network, while also adding capacity and density to our 4G LTE network. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. 5G technology enables higher throughput and lower latency than 4G LTE technology and allows our networks to handle more traffic as the number of internet-connected devices grows. In January 2022, we began rapidly deploying our C-Band spectrum, which, as of June 30, 2023, covers approximately 220 million people in the U.S. We expect to continue deploying C-Band spectrum across the continental U.S. as more and more of the spectrum becomes available for our use. We use low and mid-band spectrum and dynamic spectrum sharing (DSS) technology to allow 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s millimeter wave and C-Band coverage areas, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where this network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

To compensate for the shrinking market for traditional copper-based products, we continue to build fiber-based networks supporting data, video and advanced business services - areas where demand for reliable high-speed connections is growing. In addition, we leverage our 5G and 4G LTE networks for our FWA broadband service. We are transforming the architecture of our networks into our Intelligent Edge Network, providing improved efficiency and virtualization, increased automation and opportunities for edge computing services that will support our fiber-based and radio access network technologies. We expect that this new architecture will simplify operations by eliminating legacy network elements, speed the deployment of 5G wireless technology and create new opportunities in the business market in a cost-efficient manner.

There have been recent media reports alleging that certain lead sheathed copper cables that are part of our copper network may present general health or environmental risks in areas where those facilities are deployed. We have not been given access to the test methodology or the test results on which those reports are based, so we are unable to assess the accuracy or implications of those reports. We believe that the likelihood of exposure to lead from undisturbed lead sheathed telecommunications cables is low; however, we are currently working with a third-party expert to conduct our own testing at our sites that were identified in the media reports. Once we have the results of our testing, we will be able to better assess the situation. Until that time, we cannot predict what actions, if any, we may ultimately take with respect to the lead sheathed cable in our network or the potential financial, operational, regulatory or reputational impacts of the situation on us.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

Consolidated Operating Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Consumer	$24,558	$25,604	$(1,046)	(4.1)%	$49,415	$50,896	$(1,481)	(2.9)%
Business	7,483	7,626	(143)	(1.9)	14,977	15,335	(358)	(2.3)
Corporate and other	621	623	(2)	(0.3)	1,238	1,241	(3)	(0.2)
Eliminations	(66)	(64)	(2)	3.1	(122)	(129)	7	(5.4)
Consolidated Operating Revenues	$32,596	$33,789	$(1,193)	(3.5)	$65,508	$67,343	$(1,835)	(2.7)

Consolidated operating revenues decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022 primarily due to revenue decreases in our Consumer and Business segments.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Cost of services	$6,986	$6,932	$54	0.8%	$14,064	$14,159	$(95)	(0.7)%
Cost of wireless equipment	5,778	7,488	(1,710)	(22.8)	12,204	14,611	(2,407)	(16.5)
Selling, general and administrative expense	8,253	7,496	757	10.1	15,759	14,668	1,091	7.4
Depreciation and amortization expense	4,359	4,321	38	0.9	8,677	8,557	120	1.4
Consolidated Operating Expenses	$25,376	$26,237	$(861)	(3.3)	$50,704	$51,995	$(1,291)	(2.5)

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

Cost of services increased during the three months ended June 30, 2023 compared to the similar period in 2022. The increase was primarily the result of:
•an increase of $81 million in regulatory costs primarily related to a higher Federal Universal Service Fund (FUSF) rate;
•an increase of $59 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of the C-Band spectrum;
•an increase of $50 million in personnel costs primarily related to a decrease in capitalized labor in connection with the completion of our incremental C-Band capital spending program and a return to our routine capital spending trends; and
•a decrease of $148 million in access costs primarily as a result of the shutdown of our competitors' third-generation (3G) network and ongoing efforts to migrate off network prepaid subscribers to the Verizon network.

Cost of services decreased during the six months ended June 30, 2023 compared to the similar period in 2022. The decrease was primarily the result of:
•a decrease of $268 million in access costs primarily as a result of the shutdown of our competitors' 3G network and ongoing efforts to migrate off network prepaid subscribers to the Verizon network;
•a decrease of $112 million in other direct costs related to professional services;
•a decrease of $94 million in digital content costs primarily due to offerings that occurred in 2022 that did not reoccur;
•an increase of $218 million in regulatory costs primarily related to a higher FUSF rate; and
•an increase of $99 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of the C-Band spectrum.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended June 30, 2023 was primarily due to a decrease of $1.7 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 34% in upgrades.

The decrease during the six months ended June 30, 2023 was primarily the result of:
•a decrease of $2.6 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 26% in upgrades; and
•an increase of $191 million due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended June 30, 2023 was primarily due to:
•an increase of $237 million in personnel costs primarily driven by severance charges;
•an increase of $194 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $157 million primarily related to an asset rationalization charge and gains recognized in connection with a non-strategic divestiture and other activity in 2022 that did not reoccur;
•an increase of $90 million primarily related to higher handset insurance claims; and
•an increase of $69 million in advertising costs primarily related to the myPlan launch.

The increase during the six months ended June 30, 2023 was primarily due to:
•an increase of $396 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $282 million in personnel costs primarily driven by severance charges and third-party contracted resource costs;
•an increase of $142 million primarily related to an asset rationalization charge and gains recognized in connection with a non-strategic divestiture and other activity in 2022 that did not reoccur; and
•an increase of $124 million in advertising costs, including the myPlan launch.

See "Special Items" for additional information on the severance and asset rationalization charges.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022 primarily due to the change in the mix of net depreciable and amortizable assets, including acquisition-related intangible assets, as well as the deployment of the C-Band spectrum.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,		Increase/
(dollars in millions)	2023	2022	Increase		2023	2022	(Decrease)
Interest income	$92	$21	$71	nm	$167	$31	$136	nm
Other components of net periodic benefit income	13	1	12	nm	26	300	(274)	(91.3)%
Net debt extinguishment gains (losses)	69	50	19	38.0%	139	(1,181)	1,320	nm
Other, net	36	(23)	59	nm	(8)	(25)	17	(68.0)
Total	$210	$49	$161	nm	$324	$(875)	$1,199	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net increased during the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended June 30, 2023 was primarily due to an increase in interest income due to higher interest rates.

The increase during the six months ended June 30, 2023 was primarily due to:
•net debt extinguishment gains of $139 million related to open market repurchases of various Company notes in 2023, compared with losses of $1.2 billion primarily related to tender offers in 2022;
•a pension remeasurement loss of $198 million in 2022 that did not reoccur; and
•an increase in interest income due to higher interest rates.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in millions)	2023	2022	Increase		2023	2022	Increase
Total interest costs on debt balances	$1,843	$1,282	$561	43.8%	$3,591	$2,590	$1,001	38.6%
Less capitalized interest costs	558	497	61	12.3	1,099	1,019	80	7.9
Total	$1,285	$785	$500	63.7	$2,492	$1,571	$921	58.6

Average debt outstanding (1) (3)	$153,348	$152,783			$152,359	$153,108
Effective interest rate (2) (3)	4.8%	3.4%			4.7%	3.4%
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

Total interest expense increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended June 30, 2023 was primarily due to an increase in interest costs due to a higher average interest rate along with higher average debt balances, which was partially offset by an increase in capitalized interest costs due to higher average interest rates.

The increase during the six months ended June 30, 2023 was primarily due to an increase in interest costs due to a higher average interest rate, which was partially offset by lower average debt balances and an increase in capitalized interest costs due to higher average interest rates.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in millions)	2023	2022	Decrease		2023	2022	Decrease
Provision for income taxes	$1,346	$1,542	$(196)	(12.7)%	$2,828	$2,914	$(86)	(3.0)%
Effective income tax rate	22.0%	22.5%			22.4%	22.5%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the provision for income taxes during both the three and six months ended June 30, 2023 compared to the similar periods in 2022 was primarily due to the decrease in income before income taxes in each of the current periods. The decrease in the effective income tax rate during the three months ended June 30, 2023 compared to the similar period in 2022 was primarily due to the effective income tax rate impact of lower income before income taxes in the current period. The effective income tax rate during the six months ended June 30, 2023 is comparable to the similar period in 2022.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.8 billion at both June 30, 2023 and December 31, 2022. Interest and penalties related to unrecognized tax benefits were $577 million (after-tax) and $544 million (after-tax) at June 30, 2023 and December 31, 2022, respectively.

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

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA
Consolidated earnings before interest, taxes, depreciation and amortization expense (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon’s competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense to net income.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Consolidated Net Income	$4,766	$5,315	$9,784	$10,026
Add:
Provision for income taxes	1,346	1,542	2,828	2,914
Interest expense	1,285	785	2,492	1,571
Depreciation and amortization expense (1)	4,359	4,321	8,677	8,557
Consolidated EBITDA	$11,756	$11,963	$23,781	$23,068

Add (Less):
Other (income) expense, net (2)(3)	$(210)	$(49)	$(324)	$875
Equity in (earnings) losses of unconsolidated businesses	33	(41)	24	(38)
Severance charges	237	—	237	—
Asset rationalization	155	—	155	—
Consolidated Adjusted EBITDA	$11,971	$11,873	$23,873	$23,905
(1) Includes Amortization of acquisition-related intangible assets, which were $206 million and $414 million during the three and six months ended June 30, 2023, respectively, and $237 million and $475 million during the three and six months ended June 30, 2022, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market charges of $198 million during both three and six months ended June 30, 2022. See "Special Items" and "Other Income (Expense), Net" for additional information.
(3) Includes Early debt redemption costs, which were $1.2 billion during the six months ended June 30, 2022. See "Special Items" and "Other Income (Expense), Net" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2023 compared to the similar periods in 2022 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide FWA broadband through our wireless networks. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions, except ARPA)	2023	2022	(Decrease)		2023	2022	(Decrease)
Service	$18,641	$18,149	$492	2.7%	$37,097	$36,275	$822	2.3%
Wireless equipment	4,430	5,708	(1,278)	(22.4)	9,308	11,082	(1,774)	(16.0)
Other	1,487	1,747	(260)	(14.9)	3,010	3,539	(529)	(14.9)
Total Operating Revenues	$24,558	$25,604	$(1,046)	(4.1)	$49,415	$50,896	$(1,481)	(2.9)

Connections (‘000):(1)
Wireless retail postpaid					92,474	91,475	999	1.1
Wireless retail prepaid					21,646	23,138	(1,492)	(6.4)
Total wireless retail					114,120	114,613	(493)	(0.4)
Fios internet					6,854	6,626	228	3.4
Fios video					3,091	3,409	(318)	(9.3)
Total broadband					8,488	7,322	1,166	15.9

Net Additions in Period (‘000):
Wireless retail postpaid	304	84	220	nm	625	(42)	667	nm
Wireless retail prepaid	(304)	(229)	(75)	(32.8)	(655)	(309)	(346)	nm
Total wireless retail	—	(145)	145	nm	(30)	(351)	321	91.5

Wireless retail postpaid phones	(136)	(215)	79	36.7	(399)	(507)	108	21.3

Total broadband	287	181	106	58.6	589	330	259	78.5

Churn Rate:
Wireless retail	1.58%	1.53%			1.63%	1.52%
Wireless retail postpaid	0.95%	0.93%			1.00%	0.94%
Wireless retail postpaid phones	0.76%	0.75%			0.80%	0.76%

Account Statistics:
Wireless retail postpaid ARPA	$131.83	$124.16	$7.67	6.2	$130.95	$124.06	$6.89	5.6
Wireless retail postpaid accounts (‘000) (1)					32,976	33,386	(410)	(1.2)
Wireless retail postpaid connections per account (1)					2.80	2.74	0.06	2.2
(1)As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Consumer’s total operating revenues decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022 as a result of decreases in Wireless equipment and Other revenues, partially offset by increases in Service revenues.

Service Revenue
Service revenue increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased $526 million during the three months ended June 30, 2023 compared to the similar period in 2022 primarily as a result of:
•an increase of $502 million in access revenues related to our postpaid plans primarily driven by recent pricing actions; a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; an increase in our FWA subscriber base; and an update to the device protection offering which changed the product mix such that a larger amount of the overall device protection revenue is recognized in Service revenue in addition to an increase in the price of the bundled offering. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $97 million in TravelPass revenue related to an increase in customer international travel;

•an increase of $61 million related to growth in non-retail service revenue; and
•a decrease of $128 million in prepaid revenue primarily due to a decrease in the subscriber base of TracFone Wireless, Inc. (TracFone).

Wireless service revenue increased $908 million during the six months ended June 30, 2023 compared to the similar period in 2022 primarily as a result of:
•an increase of $871 million in access revenues related to our postpaid plans primarily driven by recent pricing actions; a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; an increase in our FWA subscriber base; an update to the device protection offering which changed the product mix such that a larger amount of the overall device protection revenue is recognized in Service revenue in addition to an increase in the price of the bundled offering. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $168 million in TravelPass revenue related to an increase in customer international travel;
•an increase of $133 million related to growth in non-retail service revenue; and
•a decrease of $253 million in prepaid revenue primarily due to a decrease in the subscriber base of TracFone.

For the three and six months ended June 30, 2023, Fios service revenue totaled $2.7 billion and $5.4 billion, respectively, and remained relatively flat for both periods compared to the similar periods in 2022.

Wireless Equipment Revenue
Wireless equipment revenue decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended June 30, 2023 was primarily the result of:
•a decrease of $1.5 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 38% in upgrades; and
•an increase of $159 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The decrease during the six months ended June 30, 2023 was primarily the result of:
•a decrease of $2.3 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 28% in upgrades; and
•an increase of $415 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended June 30, 2023 was primarily the result of:
•a decrease of $287 million in revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $23 million in device protection revenue primarily related to an update to the device protection offering which changed the product mix such that a smaller amount of the overall device protection revenue is recognized in Other revenue, partially offset by an increase in the price of the bundled offering; and
•an increase of $65 million in revenue from regulatory surcharges, primarily related to FUSF surcharges driven by a higher rate, partially offset by a decrease related to other regulatory surcharges.

The decrease during the six months ended June 30, 2023 was primarily the result of:
•a decrease of $574 million in revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $73 million in device protection revenue primarily related to an update to the device protection offering which changed the product mix such that a smaller amount of the overall device protection revenue is recognized in Other revenue, partially offset by an increase in the price of the bundled offering; and
•an increase of $144 million in revenue from regulatory surcharges, primarily related to FUSF surcharges driven by a higher rate, partially offset by a decrease related to other regulatory surcharges.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Cost of services	$4,367	$4,284	$83	1.9%	$8,799	$8,730	$69	0.8%
Cost of wireless equipment	4,626	6,221	(1,595)	(25.6)	9,817	12,034	(2,217)	(18.4)
Selling, general and administrative expense	4,988	4,738	250	5.3	9,909	9,290	619	6.7
Depreciation and amortization expense	3,247	3,211	36	1.1	6,461	6,373	88	1.4
Total Operating Expenses	$17,228	$18,454	$(1,226)	(6.6)	$34,986	$36,427	$(1,441)	(4.0)

Cost of Services
Cost of services increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended June 30, 2023 was primarily the result of:
•an increase of $96 million in personnel costs mainly driven by a decrease in capitalized labor in connection with the completion of our incremental C-Band capital spending program and a return to our routine capital spending trends and an increase in third-party contracted resource costs;
•an increase of $61 million in regulatory costs primarily related to a higher FUSF rate;
•an increase of $41 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of the C-Band spectrum; and
•a decrease of $128 million in access costs primarily as a result of the shutdown of our competitors' 3G network and ongoing efforts to migrate off network prepaid subscribers to the Verizon network.

The increase during the six months ended June 30, 2023 was primarily the result of:
•an increase of $159 million in regulatory costs primarily related to a higher FUSF rate;
•an increase of $150 million in personnel costs mainly driven by a decrease in capitalized labor in connection with the completion of our incremental C-Band capital spending program and a return to our routine capital spending trends and valuation assumption changes in connection with certain post-employment benefits;
•an increase of $71 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of the C-Band spectrum;
•a decrease of $259 million in access costs primarily as a result of the shutdown of our competitors' 3G network and ongoing efforts to migrate off network prepaid subscribers to the Verizon network; and
•a decrease of $75 million in digital content costs primarily due to offerings that occurred in 2022 that did not reoccur.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended June 30, 2023 was primarily the result of:
•a decrease of $1.6 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 38% in upgrades; and
•an increase of $33 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The decrease during the six months ended June 30, 2023 was primarily the result of:
•a decrease of $2.3 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 28% in upgrades; and
•an increase of $189 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended June 30, 2023 was primarily due to:
•an increase of $146 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels; and
•an increase of $74 million in advertising costs primarily related to the myPlan launch.

The increase during the six months ended June 30, 2023 was primarily due to:
•an increase of $325 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $149 million in advertising costs, including the myPlan launch; and

•an increase of $112 million in personnel costs mainly driven by an increase in third-party contracted resource costs, partially offset by valuation assumption changes in connection with certain employee benefits.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,				June 30,		Increase/
(dollars in millions)	2023	2022	Increase		2023	2022	(Decrease)
Segment Operating Income	$7,330	$7,150	$180	2.5%	$14,429	$14,469	$(40)	(0.3)%
Add Depreciation and amortization expense	3,247	3,211	36	1.1	6,461	6,373	88	1.4
Segment EBITDA	$10,577	$10,361	$216	2.1	$20,890	$20,842	$48	0.2
Segment operating income margin	29.8%	27.9%			29.2%	28.4%
Segment EBITDA margin	43.1%	40.5%			42.3%	41.0%

The changes in the table above during the three and six months ended June 30, 2023 compared to the similar periods in 2022 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

During the first quarter of 2023, Verizon reorganized the customer groups within its Business segment. Previously, this segment was comprised of four customer groups: Small and Medium Business, Global Enterprise, Public Sector and Other, and Wholesale. Following the reorganization, there are now three customer groups: Enterprise and Public Sector, Business Markets and Other, and Wholesale. Enterprise and Public Sector combines the customers previously included in Global Enterprise and Public Sector and Other (excluding BlueJeans and Connect) as well as the commercial wireline customers previously included in Small and Medium Business. Business Markets and Other combines the customers previously included in Small and Medium Business (excluding commercial wireline customers), the BlueJeans customers previously included in Global Enterprise and Public Sector and Other, and the Connect customers previously included in Public Sector and Other. The Wholesale customer group remained unchanged. Prior period operating revenue results within the Business segment have been recast for these reorganized customer groups. There was no change to the composition of our reportable segments and total segment results, nor the determination of segment profit.

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Enterprise and Public Sector	$3,784	$3,867	$(83)	(2.1)%	$7,571	$7,845	$(274)	(3.5)%
Business Markets and Other(1)	3,109	3,130	(21)	(0.7)	6,213	6,206	7	0.1
Wholesale	590	629	(39)	(6.2)	1,193	1,284	(91)	(7.1)
Total Operating Revenues(2)	$7,483	$7,626	$(143)	(1.9)	$14,977	$15,335	$(358)	(2.3)

Connections (‘000):(3)
Wireless retail postpaid					29,105	28,208	897	3.2
Fios internet					380	367	13	3.5
Fios video					64	70	(6)	(8.6)
Total broadband					1,334	790	544	68.9

Net Additions in Period (‘000):
Wireless retail postpaid	308	430	(122)	(28.4)	620	825	(205)	(24.8)
Wireless retail postpaid phones	144	227	(83)	(36.6)	280	483	(203)	(42.0)
Total broadband	131	87	44	50.6	266	167	99	59.3

Churn Rate:
Wireless retail postpaid	1.48%	1.37%			1.49%	1.35%
Wireless retail postpaid phones	1.10%	1.07%			1.13%	1.07%
(1) Referred to as Business Markets and SaaS in the first quarter of 2023.
(2) Service and other revenues included in our Business segment were approximately $6.6 billion and $6.7 billion for the three months ended June 30, 2023 and 2022, respectively. Service and other revenues included in our Business segment were $13.2 billion and $13.4 billion for the six months ended June 30, 2023 and 2022, respectively. Wireless equipment revenues included in our Business segment were $847 million and $966 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 billion and $1.9 billion for the six months ended June 30, 2023 and 2022, respectively.
(3) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.

Business’s total operating revenues decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022. The decrease during the three months ended June 30, 2023 was a result of decreases in Enterprise and Public Sector, Business Markets and Other and Wholesale revenues. The decrease during the six months ended June 30, 2023 was a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

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

Enterprise and Public Sector revenues decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended June 30, 2023 was primarily the result of:
•a decrease of $89 million in networking revenue and traditional data and voice communication services related to secular pressures in the marketplace;
•a decrease of $21 million in Wireless equipment revenue driven by a lower volume of devices sold, partially offset by a shift to higher priced equipment in the mix of devices sold; and
•an increase of $31 million in customer premise equipment primarily due to higher volumes.

The decrease during the six months ended June 30, 2023 was primarily the result of:
•a decrease of $310 million in networking revenue and traditional data and voice communication services along with related professional services, driven by secular pressures in the marketplace;

•a decrease of $45 million in Wireless equipment revenue driven by a lower volume of devices sold, partially offset by a shift to higher priced equipment in the mix of devices sold;
•an increase of $67 million in customer premise equipment primarily due to higher volumes; and
•an increase of $45 million primarily related to a higher FUSF rate.

Business Markets and Other
Business Markets and Other offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, Internet Protocol networking, advanced voice solutions and security and managed information technology services to our businesses that do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support fleet tracking management, compliance management, field service management, asset tracking and other types of mobile resource management.

Business Markets and Other revenue decreased during the three months ended June 30, 2023 compared to the similar period in 2022. The decrease was primarily the result of:
•a decrease of $99 million in Wireless equipment revenue primarily driven by a lower volume of devices sold;
•a decrease of $42 million in Other revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $20 million related to the loss of voice and DSL service connections; and
•an increase of $146 million in Wireless service revenue primarily driven by an increase in the number of wireless retail postpaid connections as well as the economic adjustment charge that took effect late in the second quarter of 2022; a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; and an increase in our FWA subscriber base.

Business Markets and Other increased during the six months ended June 30, 2023 compared to the similar period in 2022. The increase was primarily the result of:
•an increase of $289 million in Wireless service revenue primarily driven by an increase in the number of wireless retail postpaid connections as well as the economic adjustment charge that took effect late in the second quarter of 2022; a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; and an increase in our FWA subscriber base;
•a decrease of $154 million in Wireless equipment revenue primarily driven by a lower volume of devices sold;
•a decrease of $65 million in Other revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; and
•a decrease of $41 million related to the loss of voice and DSL service connections.

For the three and six months ended June 30, 2023, Fios revenues totaled $230 million and $460 million, respectively, and remained relatively flat for both periods compared to the similar periods in 2022.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

For the three and six months ended June 30, 2023, Wholesale revenues decreased $39 million and $91 million, respectively, compared to the similar periods in 2022 primarily due to declines in traditional voice communication and network connectivity as a result of technology substitution, as well as a decrease in core data.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Cost of services	$2,543	$2,559	$(16)	(0.6)%	$5,125	$5,165	$(40)	(0.8)%
Cost of wireless equipment	1,152	1,268	(116)	(9.1)	2,386	2,578	(192)	(7.4)
Selling, general and administrative expense	2,152	2,050	102	5.0	4,185	4,109	76	1.8
Depreciation and amortization expense	1,103	1,074	29	2.7	2,197	2,135	62	2.9
Total Operating Expenses	$6,950	$6,951	$(1)	—	$13,893	$13,987	$(94)	(0.7)

Cost of Services
Cost of services remained relatively flat during the three months ended June 30, 2023 and decreased during the six months ended June 30, 2023 compared to the similar periods in 2022.

The decrease during the six months ended June 30, 2023 was primarily the result of:
•a decrease of $94 million in other direct costs related to professional services; and
•an increase of $59 million in regulatory costs primarily related to a higher FUSF rate.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended June 30, 2023 was primarily the result of:
•a decrease of $160 million driven by a lower volume of wireless devices sold primarily related to fewer phone upgrades; and
•an increase of $44 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

The decrease during the six months ended June 30, 2023 was primarily the result of:
•a decrease of $287 million driven by a lower volume of wireless devices sold primarily related to fewer phone upgrades; and
•an increase of $95 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended June 30, 2023 was primarily due to:
•an increase of $50 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels; and
•an increase of $63 million primarily related to gains recognized in connection with a non-strategic divestiture and other activity in 2022 that did not reoccur.

The increase during the six months ended June 30, 2023 was primarily the result of:
•an increase of $76 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $61 million primarily related to gains recognized in connection with a non-strategic divestiture and other activity in 2022 that did not reoccur; and
•a decrease of $36 million in regulatory fees related to a decrease in rates.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2023 compared to the similar periods in 2022 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Segment Operating Income	$533	$675	$(142)	(21.0)%	$1,084	$1,348	$(264)	(19.6)%
Add Depreciation and amortization expense	1,103	1,074	29	2.7	2,197	2,135	62	2.9
Segment EBITDA	$1,636	$1,749	$(113)	(6.5)	$3,281	$3,483	$(202)	(5.8)

Segment operating income margin	7.1%	8.9%			7.2%	8.8%
Segment EBITDA margin	21.9%	22.9%			21.9%	22.7%

The changes in the table above during the three and six months ended June 30, 2023 compared to the similar period in 2022 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$206	$237	$414	$475
Severance, pension and benefits charges
Selling, general and administrative expense	237	—	237	—
Other (income) expense, net	—	198	—	198
Asset rationalization
Cost of services	14	—	14	—
Selling, general and administrative expense	141	—	141	—
Early debt redemption costs
Other (income) expense, net	—	—	—	1,241
Total	$598	$435	$806	$1,914
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts listed in the table above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022
Within Total Operating Expenses	$598	$237	$806	$475
Within Other (income) expense, net	—	198	—	1,439
Total	$598	$435	$806	$1,914

Amortization of Acquisition-Related Intangible Assets
During the three and six months ended June 30, 2023, we recorded pre-tax amortization expense of $206 million and $414 million, respectively, related to acquired intangible assets.

During the three and six months ended June 30, 2022, we recorded pre-tax amortization expense of $237 million and $475 million, respectively, related to acquired intangible assets.

Severance, Pension and Benefits Charges
During both the three and six months ended June 30, 2023, we recorded pre-tax severance charges of $237 million related to involuntary separations under our existing plans.

During both the three and six months ended June 30, 2022, we recorded a net pre-tax remeasurement loss of $198 million in our pension plans triggered by settlements, primarily driven by a $654 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $456 million mainly due to changes in our discount rate and changes in our lump sum interest rate assumptions used to determine the liabilities of our pension plans for the year.

See Note 8 to the condensed consolidated financial statements for additional information.

Asset Rationalization
During both the three and six months ended June 30, 2023, we recorded a pre-tax asset rationalization charge of $155 million driven by certain real estate and non-strategic assets that we have made a decision to cease use of as part of our transformation initiatives.

Early Debt Redemption Costs
During the six months ended June 30, 2022, we recorded pre-tax early debt redemption costs of $1.2 billion primarily in connection with tender offers. See Note 5 to the condensed consolidated financial statements for additional information.

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2023	2022	Change
Cash Flows Provided By (Used In)
Operating activities	$18,020	$17,665	$355
Investing activities	(10,200)	(14,656)	4,456
Financing activities	(5,586)	(3,837)	(1,749)
Increase (decrease) in cash, cash equivalents and restricted cash	$2,234	$(828)	$3,062

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $355 million during the six months ended June 30, 2023 compared to the similar period in 2022 primarily due to an improvement in working capital. The improvement in working capital was driven by a change in receivables resulting primarily from fewer phone upgrades compared to the prior year. Further driving the working capital improvement were lower inventory levels. This increase was partially offset by higher cash income taxes paid and a decrease in earnings. During the six months ended June 30, 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans. As a result, we expect that there will be no required pension funding through 2026, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the six months ended June 30, 2023 and 2022 were $10.1 billion and $10.5 billion, respectively. Capital expenditures decreased approximately $421 million during the six months ended June 30, 2023 compared to the similar period in 2022 primarily due to the completion of our accelerated $10 billion capital program related to our C-Band deployment. See "Global Network and Technology" for more details.

Acquisitions of Wireless Licenses
During the six months ended June 30, 2023 and 2022, we made payments of $114 million and $1.4 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

During the six months ended June 30, 2023 and 2022, we recorded capitalized interest related to wireless licenses of $905 million and $880 million, respectively.

Collateral Receipts (Payments) Related to Derivative Contracts, Net
During the six months ended June 30, 2023, we received return of collateral posted of $824 million related to derivative contracts, net of payments. During the six months ended June 30, 2022, we made collateral payments of $2.1 billion related to derivative contracts, net of receipts. See Note 7 to the condensed consolidated financial statements for additional information.

Cash Received Related to Acquisitions of Businesses, Net
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone, a provider of prepaid and value mobile services in the U.S. During the six months ended June 30, 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date. See Note 3 to the condensed consolidated financial statements for additional information.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2023, net cash used in financing activities was $5.6 billion. During the six months ended June 30, 2022, net cash used in financing activities was $3.8 billion.

During the six months ended June 30, 2023, our net cash used in financing activities was primarily driven by cash dividends paid of $5.5 billion, repayments and repurchases of long-term borrowings and finance lease obligations of $2.6 billion, repayments of asset-backed long-term borrowings of $2.4 billion and net repayments of short-term commercial paper of $167 million. These payments were partially offset by proceeds from asset-backed long-term borrowings of $3.7 billion and proceeds from long-term borrowings of $1.5 billion.

At June 30, 2023, our total debt of $152.7 billion included unsecured debt of $131.4 billion and secured debt of $21.3 billion. At December 31, 2022, our total debt of $150.6 billion included unsecured debt of $130.6 billion and secured debt of $20.0 billion. During the six months ended June 30, 2023 and 2022, our effective interest rate was 4.7% and 3.4%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At June 30, 2023
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility (1)	2026	$9,500	$9,455	$—
Various export credit facilities (2)	2024 - 2031	11,000	486	6,720
Total		$20,500	$9,941	$6,720
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of June 30, 2023, there have been no drawings against the $9.5 billion revolving credit facility since its inception.
(2) During the six months ended June 30, 2023 and 2022, we drew down $515 million and $2.0 billion, respectively, from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.
Other, Net
Other, net financing activities during the six months ended June 30, 2023 includes $151 million in payments made under the sublease arrangement for our cell towers, a $102 million payment for TracFone contingent consideration and $500 million in proceeds from a short-term revolving credit facility.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $5.5 billion and $5.4 billion in cash dividends during the six months ended June 30, 2023 and 2022, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at June 30, 2023 totaled $4.8 billion, a $2.2 billion increase compared to December 31, 2022, primarily as a result of the factors discussed above.

Restricted cash totaled $1.5 billion as of both June 30, 2023 and December 31, 2022, primarily related to cash collections on certain receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2023	2022	Change
Net cash provided by operating activities	$18,020	$17,665	$355
Less Capital expenditures (including capitalized software)	10,070	10,491	(421)
Free cash flow	$7,950	$7,174	$776

The increase in free cash flow during the six months ended June 30, 2023 compared to the similar period in 2022 is a reflection of the increase in operating cash flows, as well as the decrease in capital expenditures, both of which are discussed above.

Other Future Obligations
As of June 30, 2023, Verizon had 25 renewable energy purchase agreements (REPAs) with third parties. See Note 12 to the condensed consolidated financial statements for additional information. Under the REPAs, we plan to purchase up to an aggregate of approximately 3.2 gigawatts of capacity across multiple states, including Arizona, Illinois, Indiana, Iowa, Maine, Maryland, Nebraska, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2023, we did not hold any collateral. At June 30, 2023, we posted $1.5 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2022, we did not hold any collateral. At December 31, 2022, we posted $2.3 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2023, approximately 74% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $424 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

U.S. dollar London Inter-Bank Offered Rate (LIBOR) rates ceased publication on June 30, 2023. Outstanding debt and derivative transactions that were benchmarked to LIBOR have been repaid or transitioned to interest rates that are linked to the Secured Overnight Financing Rate (SOFR) as the benchmark rate on or before June 30, 2023. There was not a significant impact to our financial position given our current mix of variable and fixed-rate debt and taking into account the impact of our interest rate hedging.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At both June 30, 2023 and December 31, 2022, there was no amount related to the fair value of the asset and the fair value of the liability of these contracts was $4.6 billion. At both June 30, 2023 and December 31, 2022, the total notional amount of the interest rate swaps was $26.1 billion.

Forward Starting Interest Rate Swaps
From time to time we enter into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At both June 30, 2023 and December 31, 2022, there was no amount related to the fair value of the asset or liability of these contracts. There was no outstanding notional amount for forward starting interest rate swaps at June 30, 2023 or December 31, 2022.

Treasury Rate Locks
From time to time we enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at June 30, 2023 or December 31, 2022.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At June 30, 2023, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. On March 31, 2022, we voluntarily elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated the swaps as fair value hedges. Subsequently executed cross currency swaps are also designated as fair value hedges. The fair value of the asset of these contracts was $459 million and $305 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the fair value of the liability of these contracts was $3.0 billion and $3.6 billion, respectively. At June 30, 2023 and December 31, 2022, the total notional amount of the cross currency swaps was $33.5 billion and $35.0 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

At both June 30, 2023 and December 31, 2022, the fair value of the asset and liability of these contracts was insignificant. At June 30, 2023 and December 31, 2022, the total notional amount of the foreign exchange forwards was $980 million and $920 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.6 billion. During the six months ended June 30, 2023 and June 30, 2022, we made payments of $114 million and $1.4 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. In June 2023, we incurred costs of approximately $365 million for obligations related to accelerated clearing incentives, which were accrued for as of June 30, 2023. The majority of the remaining obligations related to clearing costs and incentive payments of approximately $4.2 billion, which is inclusive of the $365 million, are expected to be due by the end of the year. We expect to continue to make payments of approximately $4.6 billion for these obligations through 2024. These payments are dependent on the incumbent license holders' accelerated clearing of the spectrum for Verizon’s use and, therefore, the final timing and amounts could differ based on the incumbent holders’ execution of their clearing process. In accordance with the FCC order, the clearing must be completed by December 2025. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. The carrying value also includes capitalized interest to the extent qualifying activities have occurred.

See Note 3 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
In November 2021, we completed the acquisition of TracFone. Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of Verizon common stock valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represents a Level 3 measurement. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. During the six months ended June 30, 2023, Verizon made a payment of $102 million related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. Contingent consideration payments are expected to continue through 2024. See Note 3 to the condensed consolidated financial statements for additional information.

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

•allegations regarding the release of hazardous materials or pollutants into the environment from our, or our predecessors', network assets and any related regulatory developments, litigation, liability, compliance costs, penalties, operational impacts or reputational damage;

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2023.

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

There were no changes in the Company’s internal control over financial reporting during the second quarter 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended June 30, 2023. At June 30, 2023, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

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

VERIZON COMMUNICATIONS INC.

Date: July 28, 2023	By	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)