Form 10-Q
period 2023-09-30
VERIZON COMMUNICATIONS INC
filed 2023-10-26
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

At September 30, 2023, 4,204,101,659 shares of the registrant’s common stock were outstanding, after deducting 87,331,987 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2023	2022	2023	2022

Operating Revenues
Service revenues and other	$27,523	$27,666	$81,994	$81,999
Wireless equipment revenues	5,813	6,575	16,850	19,585
Total Operating Revenues	33,336	34,241	98,844	101,584

Operating Expenses
Cost of services (exclusive of items shown below)	7,084	7,293	21,148	21,452
Cost of wireless equipment	6,353	7,308	18,557	21,919
Selling, general and administrative expense	7,995	7,422	23,754	22,090
Depreciation and amortization expense	4,431	4,324	13,108	12,881
Total Operating Expenses	25,863	26,347	76,567	78,342

Operating Income	7,473	7,894	22,277	23,242
Equity in earnings (losses) of unconsolidated businesses	(18)	2	(42)	40
Other income (expense), net	170	(439)	494	(1,314)
Interest expense	(1,433)	(937)	(3,925)	(2,508)
Income Before Provision For Income Taxes	6,192	6,520	18,804	19,460
Provision for income taxes	(1,308)	(1,496)	(4,136)	(4,410)
Net Income	$4,884	$5,024	$14,668	$15,050

Net income attributable to noncontrolling interests	$122	$124	$349	$371
Net income attributable to Verizon	4,762	4,900	14,319	14,679
Net Income	$4,884	$5,024	$14,668	$15,050

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.13	$1.17	$3.40	$3.49
Weighted-average shares outstanding (in millions)	4,213	4,202	4,209	4,201

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.13	$1.17	$3.40	$3.49
Weighted-average shares outstanding (in millions)	4,216	4,204	4,214	4,203
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2023	2022	2023	2022

Net Income	$4,884	$5,024	$14,668	$15,050
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(7), $(13), $(3) and $(30)	(51)	(120)	(31)	(285)
Unrealized gain on cash flow hedges, net of tax of $(8), $(6), $(23) and $(97)	21	22	67	301
Unrealized gain (loss) on fair value hedges, net of tax of $(198), $(30), $(195) and $58	584	105	575	(167)
Unrealized loss on marketable securities, net of tax of $2, $3, $1 and $10	(5)	(8)	(3)	(32)
Defined benefit pension and postretirement plans, net of tax of $19, $129, $55 and $201	(56)	(379)	(171)	(590)
Other comprehensive income (loss) attributable to Verizon	493	(380)	437	(773)
Total Comprehensive Income	$5,377	$4,644	$15,105	$14,277

Comprehensive income attributable to noncontrolling interests	$122	$124	$349	$371
Comprehensive income attributable to Verizon	5,255	4,520	14,756	13,906
Total Comprehensive Income	$5,377	$4,644	$15,105	$14,277

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2023	2022

Assets
Current assets
Cash and cash equivalents	$4,210	$2,605
Accounts receivable	24,559	25,332
Less Allowance for credit losses	957	826
Accounts receivable, net	23,602	24,506
Inventories	2,240	2,388
Prepaid expenses and other	8,067	8,358
Total current assets	38,119	37,857

Property, plant and equipment	316,767	307,689
Less Accumulated depreciation	209,277	200,255
Property, plant and equipment, net	107,490	107,434

Investments in unconsolidated businesses	929	1,071
Wireless licenses	155,465	149,796
Goodwill	28,642	28,671
Other intangible assets, net	10,952	11,461
Operating lease right-of-use assets	25,086	26,130
Other assets	18,147	17,260
Total assets	$384,830	$379,680

Liabilities and Equity
Current liabilities
Debt maturing within one year	$12,950	$9,963
Accounts payable and accrued liabilities	26,140	23,977
Current operating lease liabilities	3,906	4,134
Other current liabilities	12,681	12,097
Total current liabilities	55,677	50,171

Long-term debt	134,441	140,676
Employee benefit obligations	12,226	12,974
Deferred income taxes	44,434	43,441
Non-current operating lease liabilities	20,773	21,558
Other liabilities	18,191	18,397
Total long-term liabilities	230,065	237,046

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,524	13,420
Retained earnings	88,416	82,380
Accumulated other comprehensive loss	(1,428)	(1,865)
Common stock in treasury, at cost (87,331,987 and 91,572,258 shares outstanding)	(3,828)	(4,013)
Deferred compensation – employee stock ownership plans (ESOPs) and other	628	793
Noncontrolling interests	1,347	1,319
Total equity	99,088	92,463
Total liabilities and equity	$384,830	$379,680
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2023	2022

Cash Flows from Operating Activities
Net Income	$14,668	$15,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,108	12,881
Employee retirement benefits	161	479
Deferred income taxes	822	1,595
Provision for expected credit losses	1,596	1,048
Equity in losses (earnings) of unconsolidated businesses, net of dividends received	69	(13)
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	972	(458)
Other, net	(2,598)	(2,383)
Net cash provided by operating activities	28,798	28,199

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(14,164)	(15,811)
Cash received related to acquisitions of businesses, net	—	248
Acquisitions of wireless licenses	(1,859)	(2,890)
Collateral receipts (payments) related to derivative contracts, net	162	(4,857)
Proceeds from disposition of business	—	33
Other, net	253	(43)
Net cash used in investing activities	(15,608)	(23,320)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	1,999	4,605
Proceeds from asset-backed long-term borrowings	4,656	5,939
Net proceeds from short-term commercial paper	333	4,514
Repayments of long-term borrowings and finance lease obligations	(5,568)	(8,001)
Repayments of asset-backed long-term borrowings	(3,729)	(3,647)
Dividends paid	(8,231)	(8,066)
Other, net	(1,101)	(797)
Net cash used in financing activities	(11,641)	(5,453)

Increase (decrease) in cash, cash equivalents and restricted cash	1,549	(574)
Cash, cash equivalents and restricted cash, beginning of period	4,111	4,161
Cash, cash equivalents and restricted cash, end of period (Note 1)	$5,660	$3,587
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

Earnings Per Common Share
There were a total of approximately 3.4 million and 4.2 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2023, respectively. There were a total of approximately 1.6 million and 1.5 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2022, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At September 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2023	2022
Cash and cash equivalents	$4,210	$2,605	$1,605
Restricted cash:
Prepaid expenses and other	1,298	1,343	(45)
Other assets	152	163	(11)
Cash, cash equivalents and restricted cash	$5,660	$4,111	$1,549

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

We also earn revenues that are not accounted for under Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (Topic 606) from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement. We have elected the practical expedient within ASU 2016-02, "Leases" (Topic 842), to combine the lease and non-lease components for those customer arrangements under Topic 606 that involve customer premise equipment where we are the lessor. During the three and nine months ended September 30, 2023, revenues from arrangements that were not accounted for under Topic 606 were approximately $693 million and $2.2 billion, respectively. During the three and nine months ended September 30, 2022, revenues from arrangements that were not accounted for under Topic 606 were approximately $774 million and $2.4 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At September 30, 2023, month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and approximately 94% of our wireline Consumer and our Business Markets and Other contracts, compared to September 30, 2022, for which month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and 90% of our wireline Consumer and our Business Markets and Other contracts.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately sixteen years ending in September 2039 and have aggregate contract minimum payments totaling $1.4 billion.

At September 30, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $6.5 billion, $22.1 billion and $19.7 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Accounts Receivable(1)	$9,325	$11,274
Device payment plan agreement receivables(2)	17,122	16,648
(1)Balances do not include receivables related to the following: activity associated with certain vendor agreements, leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and device payment plan agreement receivables presented separately.
(2)Included in device payment plan agreement receivables presented in Note 6. Receivables derived from the sale of equipment on a device payment plan through an authorized agent are excluded.

The following table presents information about contract balances:

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Contract asset	$790	$863
Contract liability	8,629	8,234

Revenue recognized related to contract liabilities existing at January 1, 2023 were $202 million and $4.8 billion for the three and nine months ended September 30, 2023, respectively. Revenue recognized related to contract liabilities existing at January 1, 2022 were $167 million and $4.8 billion for the three and nine months ended September 30, 2022, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Assets
Prepaid expenses and other	$541	$656
Other assets	249	207
Total	$790	$863

Liabilities
Other current liabilities	$6,853	$6,583
Other liabilities	1,776	1,651
Total	$8,629	$8,234

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Assets
Prepaid expenses and other	$2,673	$2,629
Other assets	2,503	2,475
Total	$5,176	$5,104

For the three and nine months ended September 30, 2023, we recognized expense of $799 million and $2.4 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2022, we recognized expense of $735 million and $2.2 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were insignificant impairment charges recognized for the three and nine months ended September 30, 2023. There were no impairment charges recognized for the three and nine months ended September 30, 2022.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.6 billion. During the nine months ended September 30, 2023 and September 30, 2022, we made payments of $578 million and $1.6 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. In October 2023, we made additional payments of $3.7 billion related to accelerated clearing incentive obligations, which were accrued for as of September 30, 2023. We expect to continue to make payments of approximately $400 million for the remaining obligations through 2024. The final timing and amounts of these payments could differ based on the actual amount of incumbent holders’ reimbursement claims and the speed with which those claims are approved and processed. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

TracFone Wireless, Inc.
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone Wireless, Inc. (TracFone), a provider of prepaid and value mobile services in the U.S. Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of common stock of the Company valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 7 for additional information. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. During the nine months ended September 30, 2023 and 2022, Verizon made payments of $182 million and

$113 million, respectively, related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. Contingent consideration payments are expected to continue through 2024.

During the nine months ended September 30, 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Wireless licenses	$155,465	$149,796

During the nine months ended September 30, 2023, we made payments of $578 million for obligations related to clearing costs and accelerated clearing incentives for wireless licenses. In October 2023, we made additional payments of $3.7 billion related to accelerated clearing incentive obligations for wireless licenses, which were accrued for as of September 30, 2023. See Note 3 for additional information.

At September 30, 2023 and 2022, approximately $22.1 billion and $45.4 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $1.2 billion and $1.3 billion of capitalized interest on wireless licenses for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2023	$21,142	$7,502	$27	$28,671
Reclassifications, adjustments and other(1)	—	(2)	(27)	(29)
Balance at September 30, 2023	$21,142	$7,500	$—	$28,642
(1) Includes goodwill impairment charges of $27 million, related to non-strategic businesses presented within Other, recorded in Selling, general and administrative expense in our condensed consolidated statements of income for the nine months ended September 30, 2023.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At September 30, 2023			At December 31, 2022
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,335	$(2,049)	$2,286	$4,335	$(1,646)	$2,689
Non-network internal-use software (7 years)	24,853	(17,586)	7,267	23,421	(16,397)	7,024
Other (4 to 25 years)	2,646	(1,247)	1,399	2,806	(1,058)	1,748
Total	$31,834	$(20,882)	$10,952	$30,562	$(19,101)	$11,461

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2023	$690	$1,990
2022	658	1,944

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2023	$665
2024	2,481
2025	2,278
2026	2,031
2027	1,477
2028	1,065

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the three and nine months ended September 30, 2023.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended September 30, 2023
Verizon 2.550% - 5.050% notes and floating rate notes, due 2024 - 2036	$2,579	$2,471
Three and Nine Months Ended September 30, 2023 total	$2,579	$2,471
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased		Amount Paid(1)
Three Months Ended March 31, 2023
Verizon 3.500% notes and floating rate notes due 2023(2)	A$	1,050	$850
Open market repurchases of various Verizon notes		$260	190
Three Months Ended March 31, 2023 total			1,040

Three Months Ended June 30, 2023
Verizon 0.375% bonds due 2023(2)	CHF	600	$633
Open market repurchases of various Verizon notes		$247	177
Three Months Ended June 30, 2023 total			810
Nine Months Ended September 30, 2023 total			$1,850
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

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds(1)
Three Months Ended June 30, 2023
Verizon 5.050% notes due 2033(2)	$1,000	$994
Three Months Ended June 30, 2023 total	1,000	994
Nine Months Ended September 30, 2023 total	$1,000	$994
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

Short-Term Borrowing and Commercial Paper Program
In March 2023, we entered into and fully drew from a $500 million short-term revolving credit facility. In July 2023, the short-term revolving credit facility matured and was fully repaid. As of September 30, 2023, we had no short-term borrowing outstanding.

During the nine months ended September 30, 2023, we issued $9.1 billion in commercial paper and we repaid $8.7 billion of commercial paper. As of September 30, 2023, we had $500 million of commercial paper outstanding. These transactions are reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows.

Asset-Backed Debt
As of September 30, 2023, the carrying value of our asset-backed debt was $21.0 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) to one of the ABS Entities, which in turn transfers such receivables to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the nine months ended September 30, 2023, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2023
Series 2023-1
A Senior class notes	4.490	2.98	$891
B Junior class notes	4.740	2.98	—
C Junior class notes	4.980	2.98	41
January 2023 total			932

April 2023
Series 2023-2
A Senior class notes	4.890	1.99	891
B Junior class notes	5.130	1.99	—
C Junior class notes	5.380	1.99	41

Series 2023-3
A Senior class notes	4.730	4.99	268
B Junior class notes	4.970	4.99	—
C Junior class notes	5.220	4.99	12
April 2023 total			1,212

June 2023
Series 2023-4
A-1a Senior fixed rate class notes	5.160	2.97	538
A-1b Senior floating rate class notes	Compounded SOFR(1) + 0.850	2.97	175
B Junior class notes	5.400	2.97	—
C Junior class notes	5.650	2.97	33
June 2023 total			746

September 2023
Series 2023-5
A-1a Senior fixed rate class notes	5.610	2.00	265
A-1b Senior floating rate class notes	Compounded SOFR + 0.680	2.00	114
B Junior class notes	5.850	2.00	—
C Junior class notes	6.090	2.00	17

Series 2023-6
A Senior class notes	5.350	5.00	557
B Junior class notes	5.590	5.00	—
C Junior class notes	5.840	5.00	—
September 2023 total			953
Total			$3,843
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in September 2023 was 5.313%.

Under the terms of each series of ABS Notes outstanding as of September 30, 2023, there is a revolving period of up to 18 months, two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the nine months ended September 30, 2023, we made aggregate principal repayments of $3.0 billion in connection with an anticipated redemption of ABS Notes and notes that have entered the amortization period, including payments in connection with any note redemptions.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in December 2021 and previously renewed in 2022 (2021 ABS Financing Facility), we borrowed an additional $325 million in March 2023 and prepaid an aggregate of $700 million in April 2023. The aggregate outstanding balance under the 2021 ABS Financing Facility was $7.6 billion as of September 30, 2023.

In March 2023, we borrowed an additional $500 million under the loan agreement outstanding in connection with the ABS Financing Facility that we originally entered into in 2022 (2022 ABS Financing Facility). The aggregate outstanding balance under the 2022 ABS Financing Facility was $2.5 billion as of September 30, 2023.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Assets
Accounts receivable, net	$14,199	$13,906
Prepaid expenses and other	1,373	1,409
Other assets	11,293	9,894

Liabilities
Accounts payable and accrued liabilities	26	22
Debt maturing within one year	8,250	6,809
Long-term debt	12,701	13,199

See Note 6 for additional information on certain receivables used to secure asset-backed debt.

Long-Term Credit Facilities

			At September 30, 2023
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2026	$9,500	$9,456	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	6,882
Total		$20,500	$9,456	$6,882
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of September 30, 2023, there have been no drawings against the $9.5 billion revolving credit facility since its inception.
(2) During the nine months ended September 30, 2023 and 2022, we drew down $1.0 billion and $3.0 billion, respectively, from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the nine months ended September 30, 2023 and 2022, we financed, primarily through alternative financing arrangements, the purchase of approximately $942 million and $583 million, respectively, of long-lived assets consisting primarily of network equipment. As of September 30, 2023 and December 31, 2022, $2.1 billion and $1.7 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains (Losses)
During the three and nine months ended September 30, 2023, we recorded debt extinguishment gains of $85 million and $224 million, respectively. During the three months ended September 30, 2022, we recorded debt extinguishment gains of $50 million. During the nine months ended September 30, 2022, we recorded net debt extinguishment losses of $1.1 billion. The gains and losses are recorded in Other income (expense), net in our condensed consolidated statements of income. The total gains and losses are reflected within Other, net cash flow from operating activities, and the portion of the gains and losses representing cash payments are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2023, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At September 30, 2023
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$12,860	$5,503	$6,196	$24,559
Less Allowance for credit losses	516	203	238	957
Accounts receivable, net of allowance	$12,344	$5,300	$5,958	$23,602
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable at September 30, 2023 and December 31, 2022, are net device payment plan agreement receivables and net wireless service receivables of $25.3 billion and $23.6 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Device payment plan agreement receivables, gross	$26,988	$26,188
Unamortized imputed interest	(642)	(479)
Device payment plan agreement receivables, at amortized cost	26,346	25,709
Allowance(1)	(1,045)	(881)
Device payment plan agreement receivables, net	$25,301	$24,828

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$12,344	$12,929
Other assets	12,957	11,899
Device payment plan agreement receivables, net	$25,301	$24,828
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

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At September 30, 2023 and December 31, 2022, the amount of the guarantee liability was insignificant and $54 million, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At September 30, 2023 and December 31, 2022, the amount of trade-in liability was $400 million and $562 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the nine months ended September 30, 2023, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2023	2022	2021 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$2,224	$1,640	$192	$4,056
Existing customers	10,149	10,881	1,260	22,290
Total	$12,373	$12,521	$1,452	$26,346
Gross write-offs
New customers	$197	$345	$52	$594
Existing customers	20	172	86	278
Total	$217	$517	$138	$872
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on September 30, 2023.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the nine months ended September 30, 2023, by year of origination:

	Year of Origination
(dollars in millions)	2023	2022 and prior	Total
Wireless service receivables, at amortized cost	$5,415	$88	$5,503
Gross write-offs	190	152	342

The data presented in the table above was last updated on September 30, 2023.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2023	$881	$143
Current period provision for expected credit losses	1,011	375
Write-offs charged against the allowance	(872)	(342)
Recoveries collected	25	27
Balance at September 30, 2023	$1,045	$203
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At September 30,
(dollars in millions)	2023
Unbilled	$25,109
Billed:
Current	996
Past due	241
Device payment plan agreement receivables, at amortized cost	$26,346

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$33	$—	$33
Cross currency swaps	—	2	—	2
Interest rate caps	—	68	—	68
Other assets:
Fixed income securities	—	236	—	236
Cross currency swaps	—	355	—	355
Interest rate caps	—	11	—	11
Total	$—	$705	$—	$705

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,143	$—	$1,143
Cross currency swaps	—	301	—	301
Foreign exchange forwards	—	9	—	9
Interest rate caps	—	68	—	68
Contingent consideration	—	—	125	125
Other liabilities:
Interest rate swaps	—	4,782	—	4,782
Cross currency swaps	—	2,784	—	2,784
Interest rate caps	—	11	—	11
Total	$—	$9,098	$125	$9,223
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the carrying amount of our investments without readily determinable fair values was $721 million and $804 million, respectively. During both the three and nine months ended September 30, 2023, there were insignificant adjustments due to observable price changes. During both the three and nine months ended September 30, 2023, there were insignificant amounts of impairment charges. As of September 30, 2023, cumulative adjustments due to observable price changes and impairment charges were approximately $159 million and $89 million, respectively.

Verizon has a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value is calculated using a probability-weighted discounted cash flow model and represents a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability is remeasured to fair value. During the nine months ended September 30, 2023 and 2022, we made payments of $182 million and $113 million, respectively, related to the contingent consideration. See Note 3 for additional information.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2022	$148,906	$84,385	$54,656	$—	$139,041
At September 30, 2023	145,404	79,888	53,470	—	133,358

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Interest rate swaps	$26,071	$26,071
Cross currency swaps	33,526	34,976
Foreign exchange forwards	995	920

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Interest Rate Swaps:
Notional value entered into	$—	$—	$—	$7,155
Notional value settled	—	—	—	863
Pre-tax gain recognized in Interest expense	2	2	3	2
Cross Currency Swaps:
Notional value entered into	—	—	—	—
Notional value settled	—	—	1,450	—
Pre-tax loss recognized in Other comprehensive income (loss)(1)	N/A	N/A	N/A	(430)
Pre-tax loss on cross currency swaps recognized in Interest expense	(1,036)	(2,039)	(311)	(3,847)
Pre-tax gain on hedged debt recognized in Interest expense	1,036	2,039	311	3,847
Excluded components recognized in Other comprehensive income (loss)	809	169	851	(171)
Initial value of the excluded component amortized into Interest expense	28	27	82	54
Forward Starting Interest Rate Swaps:
Notional value entered into	—	—	—	—
Notional value settled	—	—	—	1,000
Pre-tax gain recognized in Other comprehensive income (loss)	—	—	—	196
Treasury Rate Locks:
Notional value entered into	—	—	500	—
Notional value settled	—	—	500	—
Pre-tax gain recognized in Other comprehensive income (loss)	—	—	5	—
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

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At September 30,	At December 31,
(dollars in millions)	2023	2022
Carrying amount of hedged liabilities	$20,398	$21,741
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(5,809)	(4,512)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	422	488

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

On March 31, 2022, we elected to de-designate our cross currency swaps as cash flow hedges and re-designated these swaps as fair value hedges. For these hedges, we have elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. We estimate that $106 million will be amortized into Interest expense within the next 12 months.

In addition to the previously mentioned cross currency swaps, we have executed additional cross currency swaps to exchange Euro-denominated cash flows into U.S. dollars to fix our cash payments in U.S. dollars. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three and nine months ended September 30, 2023 and September 30, 2022, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive income (loss). Unrealized gains or losses on excluded components are recorded in Other comprehensive income (loss) and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. During the three and nine months ended September 30, 2023 and September 30, 2022, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information.

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

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both September 30, 2023 and December 31, 2022.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Foreign Exchange Forwards:
Notional value entered into	$2,800	$2,642	$8,225	$8,144
Notional value settled	2,785	2,703	8,150	8,136
Pre-tax loss recognized in Other income (expense), net	(39)	(75)	(17)	(169)
Swaptions:
Notional value sold	—	—	—	1,000
Notional value settled	—	—	—	1,000
Pre-tax loss recognized in Interest expense	—	—	—	(33)

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2023, we did not hold any collateral. At September 30, 2023, we posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2022, we did not hold any collateral. At December 31, 2022, we posted $2.3 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2023	2022	2023	2022
Service cost - Cost of services	$46	$52	$11	$20
Service cost - Selling, general and administrative expense	6	7	2	4
Service cost	$52	$59	$13	$24

Amortization of prior service cost (credit)	$28	$24	$(105)	$(106)
Expected return on plan assets	(254)	(274)	(9)	(6)
Interest cost	188	151	137	83
Remeasurement loss, net	—	645	—	—
Other components	$(38)	$546	$23	$(29)

Total	$14	$605	$36	$(5)

	(dollars in millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2023	2022	2023	2022
Service cost - Cost of services	$137	$168	$34	$60
Service cost - Selling, general and administrative expense	20	23	6	11
Service cost	$157	$191	$40	$71

Amortization of prior service cost (credit)	$84	$54	$(314)	$(419)
Expected return on plan assets	(760)	(865)	(24)	(20)
Interest cost	564	375	409	249
Remeasurement loss, net	—	843	—	—
Other components	$(112)	$407	$71	$(190)

Total	$45	$598	$111	$(119)
The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Severance Payments
During the three and nine months ended September 30, 2023, we paid severance benefits of $224 million and $450 million, respectively. During the three and nine months ended September 30, 2023, we recorded pre-tax severance charges of $35 million and $284 million, respectively, related to involuntary separations under our existing plans. At September 30, 2023, we had a remaining severance liability of $434 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the nine months ended September 30, 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans and made insignificant contributions to our nonqualified pension plans. No mandatory qualified pension plans contributions are expected or required through December 31, 2023. There have been no significant changes with respect to the nonqualified pension and other postretirement benefit plans contributions in 2023.

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

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended September 30,
	2023		2022
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,523		13,872
Other		1		(405)
Balance at end of period		13,524		13,467

Retained Earnings
Balance at beginning of period		86,448		76,401
Net income attributable to Verizon		4,762		4,900
Dividends declared ($0.6650, $0.6525 per share)		(2,796)		(2,741)
Other		2		(15)
Balance at end of period		88,416		78,545

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,921)		(1,320)
Foreign currency translation adjustments		(51)		(120)
Unrealized gain on cash flow hedges		21		22
Unrealized gain on fair value hedges		584		105
Unrealized loss on marketable securities		(5)		(8)
Defined benefit pension and postretirement plans		(56)		(379)
Other comprehensive income (loss)		493		(380)
Balance at end of period attributable to Verizon		(1,428)		(1,700)

Treasury Stock
Balance at beginning of period	(87,394)	(3,830)	(91,719)	(4,020)
Employee plans	62	2	103	5
Balance at end of period	(87,332)	(3,828)	(91,616)	(4,015)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		544		654
Restricted stock equity grant		89		98
Amortization		(5)		(10)
Balance at end of period		628		742

Noncontrolling Interests
Balance at beginning of period		1,309		1,341
Total comprehensive income		122		124
Distributions and other		(84)		(150)
Balance at end of period		1,347		1,315
Total Equity		$99,088		$88,783

	Nine Months Ended September 30,
	2023		2022
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,420		13,861
Other		104		(394)
Balance at end of period		13,524		13,467

Retained Earnings
Balance at beginning of period		82,380		71,993
Net income attributable to Verizon		14,319		14,679
Dividends declared ($1.9700, $1.9325 per share)		(8,285)		(8,120)
Other		2		(7)
Balance at end of period		88,416		78,545

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,865)		(927)
Foreign currency translation adjustments		(31)		(285)
Unrealized gain on cash flow hedges		67		301
Unrealized gain (loss) on fair value hedges		575		(167)
Unrealized loss on marketable securities		(3)		(32)
Defined benefit pension and postretirement plans		(171)		(590)
Other comprehensive income (loss)		437		(773)
Balance at end of period attributable to Verizon		(1,428)		(1,700)

Treasury Stock
Balance at beginning of period	(91,572)	(4,013)	(93,635)	(4,104)
Employee plans	4,237	185	2,016	89
Shareholder plans	3	—	3	—
Balance at end of period	(87,332)	(3,828)	(91,616)	(4,015)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		793		538
Restricted stock equity grant		225		368
Amortization		(390)		(164)
Balance at end of period		628		742

Noncontrolling Interests
Balance at beginning of period		1,319		1,410
Total comprehensive income		349		371
Distributions and other		(321)		(466)
Balance at end of period		1,347		1,315
Total Equity		$99,088		$88,783
Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the nine months ended September 30, 2023. At September 30, 2023, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareowner plans, including 4.2 million shares of common stock issued from Treasury stock during the nine months ended September 30, 2023.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2023	$(698)	$(1,150)	$(431)	$(9)	$423	$(1,865)
Excluded components recognized in other comprehensive income	—	—	636	—	—	636
Other comprehensive income (loss)	(31)	4	—	(5)	—	(32)
Amounts reclassified to net income	—	63	(61)	2	(171)	(167)
Net other comprehensive income (loss)	(31)	67	575	(3)	(171)	437
Balance at September 30, 2023	$(729)	$(1,083)	$144	$(12)	$252	$(1,428)

The amounts presented above in Net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gain (loss) on cash flow hedges and unrealized gain (loss) on fair value hedges in the table above are included in Other income (expense), net and Interest expense in our condensed consolidated statements of income. See Note 7 for additional information. The amounts reclassified to net income related to unrealized gain (loss) on marketable securities and defined benefit pension and postretirement plans in the table above are included in Other income (expense), net in our condensed consolidated statements of income. See Note 8 for additional information.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
External Operating Revenues
Consumer
Service	$18,850	$18,421	$55,947	$54,696
Wireless equipment	4,902	5,558	14,210	16,640
Other(1)	1,450	1,809	4,359	5,247
Total Consumer	25,202	25,788	74,516	76,583

Business
Enterprise and Public Sector	3,786	3,940	11,357	11,784
Business Markets and Other	3,180	3,231	9,383	9,428
Wholesale	552	656	1,738	1,926
Total Business	7,518	7,827	22,478	23,138
Total reportable segments	$32,720	$33,615	$96,994	$99,721

Intersegment Revenues
Consumer	$55	$52	$156	$153
Business	9	10	26	34
Total reportable segments	$64	$62	$182	$187

Total Operating Revenues
Consumer	$25,257	$25,840	$74,672	$76,736
Business(2)	7,527	7,837	22,504	23,172
Total reportable segments	$32,784	$33,677	$97,176	$99,908

Operating Income
Consumer	$7,547	$7,349	$21,976	$21,818
Business	539	698	1,623	2,046
Total reportable segments	$8,086	$8,047	$23,599	$23,864
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2) Service and other revenues included in our Business segment were approximately $6.6 billion and $6.8 billion for the three months ended September 30, 2023 and 2022, respectively, and $19.9 billion and $20.2 billion for the nine months ended September 30, 2023 and 2022, respectively. Wireless equipment revenues included in our Business segment were $911 million and $1.0 billion for the three months ended September 30, 2023 and 2022, respectively, and $2.6 billion and $2.9 billion for the nine months ended September 30, 2023 and 2022, respectively.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Consumer	$2,897	$2,902	$8,672	$8,708
Business	308	304	923	897
Total Fios revenue	$3,205	$3,206	$9,595	$9,605

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Consumer	$15,963	$15,517	$47,324	$45,970
Business	3,367	3,273	10,008	9,580
Total Wireless service revenue	$19,330	$18,790	$57,332	$55,550

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Total reportable segment operating revenues	$32,784	$33,677	$97,176	$99,908
Corporate and other	618	627	1,856	1,868
Eliminations	(66)	(63)	(188)	(192)
Total consolidated operating revenues	$33,336	$34,241	$98,844	$101,584

A reconciliation of the total reportable segment's operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Total reportable segment operating income	$8,086	$8,047	$23,599	$23,864
Corporate and other	(551)	(85)	(899)	(299)
Severance charges	—	—	(237)	—
Other components of net periodic benefit charges (Note 8)	(62)	(68)	(186)	(323)
Total consolidated operating income	7,473	7,894	22,277	23,242

Equity in earnings (losses) of unconsolidated businesses	(18)	2	(42)	40
Other income (expense), net	170	(439)	494	(1,314)
Interest expense	(1,433)	(937)	(3,925)	(2,508)
Income Before Provision For Income Taxes	$6,192	$6,520	$18,804	$19,460

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2023 or 2022.

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

Confirmed obligations outstanding related to suppliers participating in the SFP are recorded within Accounts payable and accrued liabilities in our condensed consolidated balance sheets and the associated payments are reflected in the operating activities section of our condensed consolidated statements of cash flows. As of September 30, 2023 and December 31, 2022, $740 million and $1.0 billion, respectively, remained as confirmed obligations outstanding related to suppliers participating in the SFP.

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

As of September 30, 2023, Verizon had 26 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Ten facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

Highlights of Our Financial Results for the Three Months Ended September 30, 2023 and 2022
(dollars in millions)

Highlights of Our Financial Results for the Nine Months Ended September 30, 2023 and 2022
(dollars in millions)
Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended September 30, 2023 and 2022

———
Note: Excludes eliminations.

Revenue by Segment for the Nine Months Ended September 30, 2023 and 2022

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

In addition to the wireless services and equipment discussed above, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and nine months ended September 30, 2023 totaled $25.3 billion and $74.7 billion, respectively, representing a decrease of 2.3% and 2.7%, respectively, compared to the similar periods in 2022. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support mobile resource management. We also provide FWA broadband through our wireless networks. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and select products and services to customers around the world. The Business segment's operating revenues for the three and nine months ended September 30, 2023 totaled $7.5 billion and $22.5 billion, respectively, representing a decrease of 4.0% and 2.9%, respectively, compared to the similar periods in 2022. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2023, these investments included $14.2 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. In the second quarter of 2023, we completed our accelerated $10 billion capital program related to C-Band spectrum deployment. Our ongoing C-Band spectrum deployment will be funded through our general capital expenditure program. Capital expenditures for 2023 are expected to be at the upper end of our guidance range of $18.25 billion to $19.25 billion. We believe that our investments aimed at expanding our portfolio of products and services will provide our customers with an efficient, reliable infrastructure for participating in the information economy.

Global Network and Technology
We are focusing our capital investment on building our next generation 5G network, while also adding capacity and density to our 4G LTE network. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 4G LTE and 5G networks. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. 5G technology enables higher throughput and lower latency than 4G LTE technology and allows our networks to handle more traffic as the number of internet-connected devices grows. In January 2022, we began rapidly deploying our C-Band spectrum, which, as of September 30, 2023, covers approximately 233 million people in the U.S. We obtained full access to our C-Band spectrum in August 2023, and expect to continue deploying this spectrum across the continental U.S. We use low and mid-band spectrum and dynamic spectrum sharing (DSS) technology to allow 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s millimeter wave and C-Band coverage areas, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where this network is available. This allows us to more fully and effectively utilize our current spectrum resources to serve both 4G and 5G customers.

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

Operating Environment and Trends
Except as discussed below, there have been no material changes to the information related to trends affecting our business that was previously disclosed in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our Business reporting unit operates in a highly competitive and dynamic market and has experienced increased market pressures throughout 2023. In accordance with our accounting policy, we considered the events and circumstances impacting our Business reporting unit during the third quarter of 2023 and have concluded that it is more likely than not that the fair value of the reporting unit continues to exceed its carrying value as of September 30, 2023.

Based on our annual impairment testing performed as of October 31, 2022, our Business reporting unit had a fair value that exceeded its carrying amount by approximately 8% and remains susceptible to future impairment risk. A projected sustained decline in the reporting unit's revenues and earnings could have a significant negative impact on its fair value and could result in impairment charges. Such a decline could be driven by, among other things: (1) decreases in the reporting unit’s sales volumes or long-term growth rate as a result of competitive pressures or other factors; or (2) the reporting unit’s inability to achieve, or delays in achieving, its goals or strategic initiatives. Adverse changes to macroeconomic factors, such as increases in long-term interest rates, would also negatively impact the fair value of the reporting unit. As of September 30, 2023, $7.5 billion of goodwill was allocated to our Business reporting unit.

As of October 31, 2023, we will perform a quantitative impairment assessment for our Business reporting unit as part of our annual goodwill impairment test. As it is our practice, during the fourth quarter we will also complete our annual budget process during which we reassess strategic priorities and forecast future operating performance and capital spending. Based on this assessment, the carrying value of our Business reporting unit could exceed its fair value, resulting in the recognition of an impairment of goodwill in the fourth quarter of 2023 that could be material.

For more detailed information regarding our goodwill impairment process and the results of our most recent quantitative goodwill impairment assessment, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

Consolidated Operating Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Consumer	$25,257	$25,840	$(583)	(2.3)%	$74,672	$76,736	$(2,064)	(2.7)%
Business	7,527	7,837	(310)	(4.0)	22,504	23,172	(668)	(2.9)
Corporate and other	618	627	(9)	(1.4)	1,856	1,868	(12)	(0.6)
Eliminations	(66)	(63)	(3)	4.8	(188)	(192)	4	(2.1)
Consolidated Operating Revenues	$33,336	$34,241	$(905)	(2.6)	$98,844	$101,584	$(2,740)	(2.7)

Consolidated operating revenues decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 primarily due to decreases in Wireless equipment revenues, predominately in our Consumer segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Cost of services	$7,084	$7,293	$(209)	(2.9)%	$21,148	$21,452	$(304)	(1.4)%
Cost of wireless equipment	6,353	7,308	(955)	(13.1)	18,557	21,919	(3,362)	(15.3)
Selling, general and administrative expense	7,995	7,422	573	7.7	23,754	22,090	1,664	7.5
Depreciation and amortization expense	4,431	4,324	107	2.5	13,108	12,881	227	1.8
Consolidated Operating Expenses	$25,863	$26,347	$(484)	(1.8)	$76,567	$78,342	$(1,775)	(2.3)

Operating expenses for our segments are discussed separately below under the heading "Segment Results of Operations."

Cost of Services
Cost of services includes the following costs directly attributable to a service: salaries and wages, benefits, materials and supplies, content costs, contracted services, network access and transport costs, customer provisioning costs, computer systems support and costs to support our outsourcing contracts and technical facilities. Aggregate customer service costs, which include billing and service provisioning, are allocated between Cost of services and Selling, general and administrative expense.

Cost of services expense decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended September 30, 2023 was primarily due to:
•a decrease of $163 million in access costs primarily as a result of the shutdown of our competitors' third-generation (3G) network and ongoing efforts to migrate off network prepaid subscribers to the Verizon network; and
•a decrease of $79 million in regulatory costs primarily related to a lower Federal Universal Service Fund (FUSF) rate.

The decrease during the nine months ended September 30, 2023 was primarily the result of:
•a decrease of $431 million in access costs primarily as a result of the shutdown of our competitors' 3G network and ongoing efforts to migrate off network prepaid subscribers to the Verizon network;
•a decrease of $122 million in other direct costs related to professional services;
•an increase of $139 million in regulatory costs primarily related to a higher net FUSF rate; and
•an increase of $122 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of the C-Band spectrum.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 primarily as a result of:
•a decrease of $1.2 billion and $3.8 billion for the three and nine months, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease of 26% in upgrades; and
•an increase of $262 million and $453 million for the three and nine months, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended September 30, 2023 was primarily due to:
•an increase of $177 million primarily related to higher costs for device insurance programs due to an increase in claims;
•an increase of $161 million related to business transformation costs;
•an increase of $148 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels; and
•an increase of $113 million in connection with the non-strategic business shutdown of our BlueJeans business offering.

The increase during the nine months ended September 30, 2023 was primarily due to:
•an increase of $544 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $253 million primarily related to higher costs for device insurance programs due to an increase in claims;
•an increase of $237 million in personnel costs from severance charges;
•an increase of $172 million in advertising costs, including the myPlan launch in the second quarter of 2023 and the scaling of our Total by Verizon brand;
•an increase of $161 million related to business transformation costs;
•an increase of $141 million primarily related to an asset rationalization charge taken in the second quarter of 2023; and
•an increase of $113 million in connection with the non-strategic business shutdown of our BlueJeans business offering.

See "Special Items" for additional information on the severance charges, asset rationalization charge, business transformation costs and the non-strategic business shutdown.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 primarily due to the change in the mix of net depreciable and amortizable assets, including the continued deployment of C-Band network assets.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Interest income	$98	$32	$66	nm	$265	$63	$202	nm
Other components of net periodic benefit income (cost)	15	(517)	532	nm	41	(217)	258	nm
Net debt extinguishment gains (losses)	85	50	35	70.0%	224	(1,131)	1,355	nm
Other, net	(28)	(4)	(24)	nm	(36)	(29)	(7)	24.1%
Other Income (Expense), Net	$170	$(439)	$609	nm	$494	$(1,314)	$1,808	nm
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, gains and losses from non-operating asset dispositions, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net increased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended September 30, 2023 was primarily due to:
•a pension remeasurement loss of $645 million in 2022 that did not reoccur; and
•an increase in interest income due to higher interest rates.

The increase during the nine months ended September 30, 2023 was primarily due to:
•net debt extinguishment gains of $224 million related to open market repurchases of various Company notes and tender offers in 2023, compared with losses of $1.1 billion primarily related to tender offers in 2022;
•a pension remeasurement loss of $843 million in 2022 that did not reoccur, partially offset by an increase in interest costs of $349 million primarily due to an increase in discount rates; and
•an increase in interest income due to higher interest rates.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,
(dollars in millions)	2023	2022	(Decrease)		2023	2022	Increase
Total interest costs on debt balances	$1,844	$1,423	$421	29.6%	$5,435	$4,013	$1,422	35.4%
Less capitalized interest costs	411	486	(75)	(15.4)	1,510	1,505	5	0.3
Interest Expense	$1,433	$937	$496	52.9	$3,925	$2,508	$1,417	56.5

Average debt outstanding(1)(3)	$149,712	$148,729			$151,266	$151,762
Effective interest rate(2)(3)	4.9%	3.8%			4.8%	3.5%
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

Total interest expense increased during the three months ended September 30, 2023 compared to the similar period in 2022 primarily as a result of an increase in interest costs due to a higher average interest rate and a decrease in capitalized interest costs due to the early clearance and deployment of C-Band spectrum in the current period.

Total interest expense increased during the nine months ended September 30, 2023 compared to the similar period in 2022 primarily due to an increase in interest costs due to a higher average interest rate, which was partially offset by lower average debt balances.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in millions)	2023	2022	Decrease		2023	2022	Decrease
Provision for income taxes	$1,308	$1,496	$(188)	(12.6)%	$4,136	$4,410	$(274)	(6.2)%
Effective income tax rate	21.1%	22.9%			22.0%	22.7%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the provision for income taxes during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 was primarily due to the decrease in income before income taxes in each of the current periods. The decrease in the effective income tax rate during the three and nine months ended September 30, 2023 compared to the similar periods in 2022 was primarily due to the favorable resolution of various income tax matters as well as a reduction in deferred income taxes due to changes in state tax rates and apportionment in the current period. The decrease during the three month period was also due to a one-time tax benefit in connection with a non-strategic business shutdown in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.7 billion at September 30, 2023 and $2.8 billion at December 31, 2022. Interest and penalties related to unrecognized tax benefits were $592 million (after-tax) and $544 million (after-tax) at September 30, 2023 and December 31, 2022, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Consolidated Net Income	$4,884	$5,024	$14,668	$15,050
Add:
Provision for income taxes	1,308	1,496	4,136	4,410
Interest expense	1,433	937	3,925	2,508
Depreciation and amortization expense(1)	4,431	4,324	13,108	12,881
Consolidated EBITDA	$12,056	$11,781	$35,837	$34,849

Add (Less):
Other (income) expense, net(2)(3)	$(170)	$439	$(494)	$1,314
Equity in (earnings) losses of unconsolidated businesses	18	(2)	42	(40)
Severance charges	—	—	237	—
Asset rationalization	—	—	155	—
Business transformation costs	176	—	176	—
Non-strategic business shutdown	158	—	158	—
Consolidated Adjusted EBITDA	$12,238	$12,218	$36,111	$36,123
(1) Includes Amortization of acquisition-related intangible assets, which were $224 million and $638 million during the three and nine months ended September 30, 2023, respectively, and $236 million and $711 million during the three and nine months ended September 30, 2022, respectively. The three and nine months ended September 30, 2023 also includes a portion of the Non-strategic business shutdown. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market charges of $645 million and $843 million during the three and nine months ended September 30, 2022. See "Special Items" and "Other Income (Expense), Net" for additional information.
(3) Includes Early debt redemption costs, which were $1.2 billion during the nine months ended September 30, 2022. See "Special Items" and "Other Income (Expense), Net" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2023 compared to the similar periods in 2022 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions, except ARPA)	2023	2022	(Decrease)		2023	2022	(Decrease)
Service	$18,850	$18,421	$429	2.3%	$55,947	$54,696	$1,251	2.3%
Wireless equipment	4,902	5,558	(656)	(11.8)	14,210	16,640	(2,430)	(14.6)
Other	1,505	1,861	(356)	(19.1)	4,515	5,400	(885)	(16.4)
Total Operating Revenues	$25,257	$25,840	$(583)	(2.3)	$74,672	$76,736	$(2,064)	(2.7)

Connections (‘000):(1)
Wireless retail postpaid					92,704	91,478	1,226	1.3
Wireless retail prepaid					21,420	23,076	(1,656)	(7.2)
Total wireless retail					114,124	114,554	(430)	(0.4)
Fios internet					6,923	6,684	239	3.6
Fios video					3,013	3,314	(301)	(9.1)
Total broadband					8,792	7,597	1,195	15.7

Net Additions in Period (‘000):
Wireless retail postpaid	251	28	223	nm	876	(14)	890	nm
Wireless retail prepaid	(207)	39	(246)	nm	(862)	(270)	(592)	nm
Total wireless retail	44	67	(23)	(34.3)	14	(284)	298	nm

Wireless retail postpaid phones	(51)	(189)	138	73.0	(450)	(696)	246	35.3

Total broadband	304	272	32	11.8	893	602	291	48.3

Churn Rate:
Wireless retail	1.68%	1.66%			1.65%	1.57%
Wireless retail postpaid	1.04%	1.10%			1.01%	0.99%
Wireless retail postpaid phones	0.85%	0.88%			0.82%	0.80%

Account Statistics:
Wireless retail postpaid ARPA	$133.47	$127.76	$5.71	4.5	$131.79	$125.29	$6.50	5.2
Wireless retail postpaid accounts (‘000)(1)					32,938	33,251	(313)	(0.9)
Wireless retail postpaid connections per account(1)					2.81	2.75	0.06	2.2
(1)As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Consumer’s total operating revenues decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 as a result of decreases in Wireless equipment and Other revenues, partially offset by increases in Service revenues.

Service Revenue
Service revenue increased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased $446 million during the three months ended September 30, 2023 compared to the similar period in 2022 primarily as a result of:
•an increase of $348 million in access revenues related to our postpaid plans primarily driven by pricing actions implemented in recent periods; a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; an increase in our FWA subscriber base; and an increase in device protection revenue due to an increase in the price of the bundled offering. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $137 million related to growth in non-retail service revenue;
•an increase of $64 million in TravelPass revenue related to an increase in customer international travel; and

•a decrease of $105 million in prepaid revenue primarily due to a decrease in the subscriber base of TracFone Wireless, Inc. (TracFone).

Wireless service revenue increased $1.4 billion during the nine months ended September 30, 2023 compared to the similar period in 2022 primarily as a result of:
•an increase of $1.2 billion in access revenues related to our postpaid plans primarily driven by pricing actions implemented in recent periods; a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; an increase in our FWA subscriber base; and an increase in device protection revenue due to an update to the device protection offering which changed the product mix such that a larger amount of the overall revenue is recognized in Service revenue, along with an increase in the price of the bundled offering. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $270 million related to growth in non-retail service revenue;
•an increase of $232 million in TravelPass revenue related to an increase in customer international travel; and
•a decrease of $358 million in prepaid revenue primarily due to a decrease in the subscriber base of TracFone.

For the three and nine months ended September 30, 2023, Fios service revenue totaled $2.7 billion and $8.2 billion, respectively, and remained relatively flat for both periods compared to the similar periods in 2022.

Wireless Equipment Revenue
Wireless equipment revenue decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 primarily as a result of:
•a decrease of $1.1 billion and $3.4 billion for the three and nine months, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease of 30% and 29%, respectively, in upgrades; and
•an increase of $393 million and $808 million for the three and nine months, respectively, related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended September 30, 2023 was primarily due to:
•a decrease of $288 million in revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; and
•a decrease of $79 million in revenue from regulatory surcharges, primarily related to FUSF surcharges driven by a lower rate.

The decrease during the nine months ended September 30, 2023 was primarily the result of:
•a decrease of $862 million in revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $82 million in device protection revenue primarily related to an update to the device protection offering which changed the product mix such that a smaller amount of the overall device protection revenue is recognized in Other revenue, partially offset by an increase in the price of the bundled offering; and
•an increase of $65 million in revenue from regulatory surcharges, primarily related to FUSF surcharges driven by a higher net rate, partially offset by a decrease related to other regulatory surcharges.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Cost of services	$4,419	$4,566	$(147)	(3.2)%	$13,218	$13,296	$(78)	(0.6)%
Cost of wireless equipment	5,133	5,963	(830)	(13.9)	14,950	17,997	(3,047)	(16.9)
Selling, general and administrative expense	4,886	4,730	156	3.3	14,795	14,020	775	5.5
Depreciation and amortization expense	3,272	3,232	40	1.2	9,733	9,605	128	1.3
Total Operating Expenses	$17,710	$18,491	$(781)	(4.2)	$52,696	$54,918	$(2,222)	(4.0)

Cost of Services
Cost of services decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended September 30, 2023 was primarily due to a decrease of $145 million in access costs primarily as a result of the shutdown of our competitors' 3G network and ongoing efforts to migrate off network prepaid subscribers to the Verizon network.

The decrease during the nine months ended September 30, 2023 was primarily the result of:
•a decrease of $404 million in access costs primarily as a result of the shutdown of our competitors' 3G network and ongoing efforts to migrate off network prepaid subscribers to the Verizon network;
•an increase of $158 million in personnel costs mainly driven by a decrease in capitalized labor in connection with the completion of our incremental C-Band capital spending program, and valuation assumption changes in connection with certain post-employment benefits;
•an increase of $121 million in regulatory costs primarily related to a higher net FUSF rate; and
•an increase of $80 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of the C-Band spectrum.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 primarily as a result of:
•a decrease of $1.2 billion and $3.5 billion for the three and nine months, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease of 30% and 29%, respectively, in upgrades; and
•an increase of $251 million and $444 million for the three and nine months, respectively, related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended September 30, 2023 was primarily due to:
•an increase of $99 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels; and
•an increase of $58 million in advertising costs primarily related to the scaling of our Total by Verizon brand along with the myPlan launch in the second quarter of 2023.

The increase during the nine months ended September 30, 2023 was primarily due to:
•an increase of $424 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $207 million in advertising costs, including the myPlan launch in the second quarter of 2023 and the scaling of our Total by Verizon brand; and
•an increase of $150 million in personnel costs mainly driven by an increase in commission expense due to the amortization of deferred contract costs, along with an increase in costs associated with third-party contracted resources.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in millions)	2023	2022	Increase		2023	2022	Increase
Segment Operating Income	$7,547	$7,349	$198	2.7%	$21,976	$21,818	$158	0.7%
Add Depreciation and amortization expense	3,272	3,232	40	1.2	9,733	9,605	128	1.3
Segment EBITDA	$10,819	$10,581	$238	2.2	$31,709	$31,423	$286	0.9
Segment operating income margin	29.9%	28.4%			29.4%	28.4%
Segment EBITDA margin	42.8%	40.9%			42.5%	40.9%

The changes in the table above during the three and nine months ended September 30, 2023 compared to the similar periods in 2022 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Enterprise and Public Sector	$3,787	$3,940	$(153)	(3.9)%	$11,358	$11,785	$(427)	(3.6)%
Business Markets and Other	3,184	3,236	(52)	(1.6)	9,397	9,442	(45)	(0.5)
Wholesale	556	661	(105)	(15.9)	1,749	1,945	(196)	(10.1)
Total Operating Revenues(1)	$7,527	$7,837	$(310)	(4.0)	$22,504	$23,172	$(668)	(2.9)

Connections (‘000):(2)
Wireless retail postpaid					29,455	28,584	871	3.0
Fios internet					383	370	13	3.5
Fios video					63	69	(6)	(8.7)
Total broadband					1,499	913	586	64.2

Net Additions in Period (‘000):
Wireless retail postpaid	330	360	(30)	(8.3)	950	1,185	(235)	(19.8)
Wireless retail postpaid phones	151	197	(46)	(23.4)	431	680	(249)	(36.6)
Total broadband	130	105	25	23.8	396	272	124	45.6

Churn Rate:
Wireless retail postpaid	1.47%	1.42%			1.48%	1.38%
Wireless retail postpaid phones	1.14%	1.10%			1.13%	1.08%
(1) Service and other revenues included in our Business segment were approximately $6.6 billion and $6.8 billion for the three months ended September 30, 2023 and 2022, respectively. Service and other revenues included in our Business segment were $19.9 billion and $20.2 billion for the nine months ended September 30, 2023 and 2022, respectively. Wireless equipment revenues included in our Business segment were $911 million and $1.0 billion for the three months ended September 30, 2023 and 2022, respectively, and $2.6 billion and $2.9 billion for the nine months ended September 30, 2023 and 2022, respectively.
(2) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.

Business’s total operating revenues decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 due to decreases in Enterprise and Public Sector, Business Markets and Other and Wholesale revenues.

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

Enterprise and Public Sector revenues decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended September 30, 2023 was primarily the result of:
•a decrease of $85 million in networking revenue and traditional data and voice communication services along with related professional services, driven by secular pressures in the marketplace;
•a decrease of $37 million in Wireless equipment revenue driven by a lower volume of devices sold primarily related to fewer phone upgrades, partially offset by a shift to higher priced equipment in the mix of devices sold;
•a decrease of $30 million primarily related to a lower FUSF rate; and
•an increase of $36 million in customer premise equipment primarily due to higher volumes.

The decrease during the nine months ended September 30, 2023 was primarily the result of:
•a decrease of $395 million in networking revenue and traditional data and voice communication services along with related professional services, driven by secular pressures in the marketplace;
•a decrease of $82 million in Wireless equipment revenue driven by a lower volume of devices sold primarily related to fewer phone upgrades, partially offset by a shift to higher priced equipment in the mix of devices sold; and
•an increase of $103 million in customer premise equipment primarily due to higher volumes.

Business Markets and Other
Business Markets and Other offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, advanced voice solutions and security services to our businesses that ordinarily do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support mobile resource management.

Business Markets and Other revenue decreased during the both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended September 30, 2023 was primarily the result of:
•a decrease of $69 million in Wireless equipment revenue primarily driven by a lower volume of devices sold primarily related to fewer phone upgrades;
•a decrease of $52 million in Other revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $19 million related to the loss of voice and DSL service connections; and
•an increase of $97 million in Wireless service revenue primarily driven by a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; an increase in our wireless retail postpaid connections including our FWA subscriber base; and the economic adjustment charge that took effect late in the second quarter of 2022.

The decrease during the nine months ended September 30, 2023 was primarily the result of:
•a decrease of $223 million in Wireless equipment revenue primarily driven by a lower volume of devices sold primarily related to fewer phone upgrades;
•a decrease of $117 million in Other revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $60 million related to the loss of voice and DSL service connections; and
•an increase of $386 million in Wireless service revenue primarily driven by the economic adjustment charge that took effect late in the second quarter of 2022; an increase in our wireless retail postpaid connections, including our FWA subscriber base; and a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue.

For the three and nine months ended September 30, 2023, Fios revenues totaled $230 million and $690 million, respectively, and remained relatively flat for both periods compared to the similar periods in 2022.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

For the three and nine months ended September 30, 2023, Wholesale revenues decreased $105 million and $196 million, respectively, compared to the similar periods in 2022 primarily due to declines in traditional voice communication and network connectivity as a result of technology substitution, certain fiber transactions completed in 2022 that did not reoccur, as well as a decrease in core data.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Cost of services	$2,536	$2,653	$(117)	(4.4)%	$7,661	$7,818	$(157)	(2.0)%
Cost of wireless equipment	1,220	1,344	(124)	(9.2)	3,606	3,922	(316)	(8.1)
Selling, general and administrative expense	2,105	2,063	42	2.0	6,290	6,172	118	1.9
Depreciation and amortization expense	1,127	1,079	48	4.4	3,324	3,214	110	3.4
Total Operating Expenses	$6,988	$7,139	$(151)	(2.1)	$20,881	$21,126	$(245)	(1.2)

Cost of Services
Cost of services decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended September 30, 2023 was primarily due to:
•a decrease of $49 million in personnel costs primarily due to routine workforce changes;
•a decrease of $39 million in regulatory costs primarily related to a lower FUSF rate; and
•a decrease of $25 million in building and facility costs primarily related to lower utility rates.

The decrease during the nine months ended September 30, 2023 was primarily the result of:
•a decrease of $107 million in other direct costs related to professional services;
•a decrease of $67 million in personnel costs related to routine workforce changes and a decrease in costs associated with third-party contracted resources, partially offset by valuation assumption changes in connection with certain post-employment benefits;
•a decrease of $53 million in building and facilities due to lower utility rates; and
•an increase of $65 million in customer premise equipment costs primarily due to higher volumes.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The decrease during the three months ended September 30, 2023 was primarily due to a decrease of $136 million driven by a lower volume of wireless devices sold primarily related to fewer phone upgrades.

The decrease during the nine months ended September 30, 2023 was primarily the result of:
•a decrease of $423 million driven by a lower volume of wireless devices sold primarily related to fewer phone upgrades; and
•an increase of $106 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022.

The increase during the three months ended September 30, 2023 was primarily due to an increase of $48 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels.

The increase during the nine months ended September 30, 2023 was primarily the result of:
•an increase of $124 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels;
•an increase of $59 million primarily related to gains recognized in connection with a non-strategic divestiture in 2022 that did not reoccur; and
•a decrease of $42 million in regulatory fees related to a decrease in rates.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2023 compared to the similar periods in 2022 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2023	2022	(Decrease)		2023	2022	(Decrease)
Segment Operating Income	$539	$698	$(159)	(22.8)%	$1,623	$2,046	$(423)	(20.7)%
Add Depreciation and amortization expense	1,127	1,079	48	4.4	3,324	3,214	110	3.4
Segment EBITDA	$1,666	$1,777	$(111)	(6.2)	$4,947	$5,260	$(313)	(6.0)

Segment operating income margin	7.2%	8.9%			7.2%	8.8%
Segment EBITDA margin	22.1%	22.7%			22.0%	22.7%

The changes in the table above during the three and nine months ended September 30, 2023 compared to the similar period in 2022 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$224	$236	$638	$711
Non-strategic business shutdown
Depreciation and amortization expense	21	—	21	—
Cost of services	45	—	45	—
Selling, general and administrative expense	113	—	113	—
Business transformation costs
Cost of services	15	—	15	—
Selling, general and administrative expense	161	—	161	—
Severance, pension and benefits charges
Selling, general and administrative expense	—	—	237	—
Other (income) expense, net	—	645	—	843
Asset rationalization
Cost of services	—	—	14	—
Selling, general and administrative expense	—	—	141	—
Early debt redemption costs
Other (income) expense, net	—	—	—	1,241
Total	$579	$881	$1,385	$2,795
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts listed in the table above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Within Total Operating Expenses	$579	$236	$1,385	$711
Within Other (income) expense, net	—	645	—	2,084
Total	$579	$881	$1,385	$2,795

Amortization of Acquisition-Related Intangible Assets
During the three and nine months ended September 30, 2023, we recorded pre-tax amortization expense of $224 million and $638 million, respectively, related to acquired intangible assets.

During the three and nine months ended September 30, 2022, we recorded pre-tax amortization expense of $236 million and $711 million, respectively, related to acquired intangible assets.

Non-Strategic Business Shutdown
During both the three and nine months ended September 30, 2023, we recorded pre-tax charges of $179 million related to the shutdown of our BlueJeans business offering.

Business Transformation Costs
During both the three and nine months ended September 30, 2023, we recorded pre-tax charges of $176 million primarily related to costs incurred in connection with strategic partnership initiatives in our managed network support services for certain Business customers.

Severance, Pension and Benefits Charges
During the nine months ended September 30, 2023, we recorded pre-tax severance charges of $237 million related to involuntary separations under our existing plans.

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

Asset Rationalization
During the nine months ended September 30, 2023, we recorded a pre-tax asset rationalization charge of $155 million driven by certain real estate and non-strategic assets that we made a decision to cease use of as part of our transformation initiatives.

Early Debt Redemption Costs
During the nine months ended September 30, 2022, we recorded pre-tax early debt redemption costs of $1.2 billion primarily in connection with tender offers. See Note 5 to the condensed consolidated financial statements for additional information.

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2023	2022	Change
Cash Flows Provided By (Used In)
Operating activities	$28,798	$28,199	$599
Investing activities	(15,608)	(23,320)	7,712
Financing activities	(11,641)	(5,453)	(6,188)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,549	$(574)	$2,123

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

Our cash position at September 30, 2023 supported the $3.7 billion of spectrum clearing incentive payments that were made in October 2023.

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $599 million during the nine months ended September 30, 2023 compared to the similar period in 2022 primarily due to an improvement in working capital. The improvement in working capital was driven by a change in receivables resulting primarily from fewer phone upgrades compared to the prior year. Further driving the working capital improvement were lower inventory levels. This increase was partially offset by higher cash interest payments and a decrease in earnings. During the nine months ended September 30, 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans. As a result, we expect that there will be no required pension funding through 2026, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the nine months ended September 30, 2023 and 2022 were $14.2 billion and $15.8 billion, respectively. Capital expenditures decreased approximately $1.6 billion during the nine months ended September 30, 2023 compared to the similar period in 2022 primarily due to the completion of our accelerated $10 billion capital program related to our C-Band deployment in the first half of 2023. See "Global Network and Technology" for more details.

Acquisitions of Wireless Licenses
During the nine months ended September 30, 2023 and 2022, we made payments of $578 million and $1.6 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

During the nine months ended September 30, 2023 and 2022, we recorded capitalized interest related to wireless licenses of $1.2 billion and $1.3 billion, respectively.

Collateral Receipts (Payments) Related to Derivative Contracts, Net
During the nine months ended September 30, 2023, we received return of collateral posted of $162 million related to derivative contracts, net of payments. During the nine months ended September 30, 2022, we made collateral payments of $4.9 billion related to derivative contracts, net of receipts. See Note 7 to the condensed consolidated financial statements for additional information.

Cash Received Related to Acquisitions of Businesses, Net
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone, a provider of prepaid and value mobile services in the U.S. During the nine months ended September 30, 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date. See Note 3 to the condensed consolidated financial statements for additional information.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2023, net cash used in financing activities was $11.6 billion. During the nine months ended September 30, 2022, net cash used in financing activities was $5.5 billion.

During the nine months ended September 30, 2023, our net cash used in financing activities was primarily driven by cash dividends paid of $8.2 billion, repayments and repurchases of long-term borrowings and finance lease obligations of $5.6 billion and repayments of asset-backed long-term borrowings of $3.7 billion. These payments were partially offset by proceeds from asset-backed long-term borrowings of $4.7 billion, proceeds from long-term borrowings of $2.0 billion and net proceeds of short-term commercial paper of $333 million.

At September 30, 2023, our total debt of $147.4 billion included unsecured debt of $126.4 billion and secured debt of $21.0 billion. At December 31, 2022, our total debt of $150.6 billion included unsecured debt of $130.6 billion and secured debt of $20.0 billion. During the nine months ended September 30, 2023 and 2022, our effective interest rate was 4.8% and 3.5%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At September 30, 2023
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2026	$9,500	$9,456	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	6,882
Total		$20,500	$9,456	$6,882
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of September 30, 2023, there have been no drawings against the $9.5 billion revolving credit facility since its inception.
(2) During the nine months ended September 30, 2023 and 2022, we drew down $1.0 billion and $3.0 billion, respectively, from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Other, Net
Other, net financing activities during the nine months ended September 30, 2023 includes $227 million in payments made under the sublease arrangement for our cell towers, $182 million in payments for TracFone contingent consideration and $182 million in payments related to vendor financing arrangements.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $8.2 billion and $8.1 billion in cash dividends during the nine months ended September 30, 2023 and 2022, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at September 30, 2023 totaled $4.2 billion, a $1.6 billion increase compared to December 31, 2022, primarily as a result of the factors discussed above.

Restricted cash totaled $1.5 billion as of both September 30, 2023 and December 31, 2022, primarily related to cash collections on certain receivables that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2023	2022	Change
Net cash provided by operating activities	$28,798	$28,199	$599
Less Capital expenditures (including capitalized software)	14,164	15,811	(1,647)
Free cash flow	$14,634	$12,388	$2,246

The increase in free cash flow during the nine months ended September 30, 2023 compared to the similar period in 2022 is a reflection of the increase in operating cash flows, as well as the decrease in capital expenditures, both of which are discussed above.

Other Future Obligations
As of September 30, 2023, Verizon had 26 renewable energy purchase agreements (REPAs) with third parties. See Note 12 to the condensed consolidated financial statements for additional information. Under the REPAs, we plan to purchase up to an aggregate of approximately 3.4 gigawatts of capacity across multiple states, including Arizona, Illinois, Indiana, Iowa, Maine, Maryland, Nebraska, New York, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2023, we did not hold any collateral. At September 30, 2023, we posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2022, we did not hold any collateral. At December 31, 2022, we posted $2.3 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2023, approximately 74% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $409 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

U.S. dollar London Inter-Bank Offered Rate (LIBOR) rates ceased publication on June 30, 2023. Outstanding debt and derivative transactions that were benchmarked to LIBOR have been repaid or transitioned to interest rates that are linked to the Secured Overnight Financing Rate as the benchmark rate on or before June 30, 2023. There was not a significant impact to our financial position given our current mix of variable and fixed-rate debt and taking into account the impact of our interest rate hedging.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2023, there was no amount related to the fair value of the asset and the fair value of the liability of these contracts was $5.9 billion. At December 31, 2022, there was no amount related to the fair value of the asset and the fair value of the liability of these contracts was $4.6 billion. At both September 30, 2023 and December 31, 2022, the total notional amount of the interest rate swaps was $26.1 billion.

Forward Starting Interest Rate Swaps
From time to time we enter into forward starting interest rate swaps designated as cash flow hedges in order to manage our exposure to interest rate changes on future forecasted transactions. At both September 30, 2023 and December 31, 2022, there was no amount related to the fair value of the asset or liability of these contracts. There was no outstanding notional amount for forward starting interest rate swaps at September 30, 2023 or December 31, 2022.

Treasury Rate Locks
From time to time we enter into treasury rate locks to mitigate our future interest rate risk. There was no outstanding notional amount for treasury rate locks at September 30, 2023 or December 31, 2022.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At September 30, 2023, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. On March 31, 2022, we voluntarily elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated the swaps as fair value hedges. Subsequently executed cross currency swaps are also designated as fair value hedges. The fair value of the asset of these contracts was $357 million and $305 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the fair value of the liability of these contracts was $3.1 billion and $3.6 billion, respectively. At September 30, 2023 and December 31, 2022, the total notional amount of the cross currency swaps was $33.5 billion and $35.0 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

At September 30, 2023, there was no amount related to the fair value of the asset and the fair value of the liability of these contracts was insignificant. At December 31, 2022, the fair value of the asset and liability of these contracts was insignificant. At September 30, 2023 and December 31, 2022, the total notional amount of the foreign exchange forwards was $995 million and $920 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.6 billion. During the nine months ended September 30, 2023 and September 30, 2022, we made payments of $578 million and $1.6 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. In October 2023, we made additional payments of $3.7 billion related to accelerated clearing incentive obligations, which were accrued for as of September 30, 2023. We expect to continue to make payments of approximately $400 million for the remaining obligations through 2024. The final timing and amounts of these payments could differ based on the actual amount of incumbent holders’ reimbursement claims and the speed with which those claims are approved and processed. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses. The carrying value also includes capitalized interest to the extent qualifying activities have occurred.

See Note 3 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
In November 2021, we completed the acquisition of TracFone. Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of common stock of the Company valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represents a Level 3 measurement. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. During the nine months ended September 30, 2023 and 2022, Verizon made payments of $182 million and $113 million, respectively, related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. Contingent consideration payments are expected to continue through 2024. See Note 3 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results
Regulatory and Competitive Trends
Except as otherwise disclosed in this quarterly report on Form 10-Q, there have been no material changes to regulatory and competitive trends as previously disclosed in "Competition and Related Trends" and "Regulatory Trends" in Part I, Item 1. "Business" and "Operating Environment and Trends" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

•allegations regarding the release of hazardous materials or pollutants into the environment from our, or our predecessors', network assets and any related government investigations, regulatory developments, litigation, penalties and other liability, remediation and compliance costs, operational impacts or reputational damage;

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2023.

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

There were no changes in the Company’s internal control over financial reporting during the third quarter 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Other than the new risk factor below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Allegations related to lead sheathed copper cables in our copper network infrastructure could expose us to regulatory scrutiny, litigation, penalties, removal and compliance costs, operational impacts or reputational damage.
There have been recent media reports alleging that certain lead sheathed copper cables that are part of our copper-based network infrastructure may present public health or environmental risks in areas where those facilities are deployed. These allegations could result in government investigations, legislative or regulatory actions, litigation, penalties and other liability, remediation and compliance costs or negative operational impacts. In addition, we are currently subject to lawsuits related to these allegations, and additional legal proceedings and other contingencies may arise in the future. Our insurance policies may not cover or may not be sufficient to fully cover the costs of these claims. Accordingly, we may incur substantial expenses as a result of these allegations, which cannot be reasonably estimated at this time but could be material.

In addition, negative assertions about the public health or environmental impact of our lead sheathed cables may harm our reputation, which could adversely affect our business and our relationship with various stakeholders, even if such allegations ultimately prove to be inaccurate.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended September 30, 2023. At September 30, 2023, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

VERIZON COMMUNICATIONS INC.

Date: October 26, 2023	By	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)