Form 10-K
period 2023-12-31
VERIZON COMMUNICATIONS INC
filed 2024-02-09
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
At June 30, 2023, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $156.3 billion.
At January 31, 2024, 4,204,272,443 shares of the registrant’s common stock were outstanding, after deducting 87,161,203 shares held in treasury.

Documents Incorporated By Reference:
Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the registrant’s 2024 Annual Meeting of Shareholders (Part III).

PART I

Item 1. Business

General
Verizon Communications Inc. (the Company) is a holding company that, acting through its subsidiaries (together with the Company, collectively, Verizon), is one of the world’s leading providers of communications, technology, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

Our principal executive offices are located at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-1000).

We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our fifth-generation (5G) or fourth-generation (4G) Long-Term Evolution (LTE) networks as an alternative to traditional landline internet access. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

In 2023, the Consumer segment’s revenues were $101.6 billion, representing approximately 76% of Verizon’s consolidated revenues. As of December 31, 2023, Consumer had approximately 115 million wireless retail connections (including FWA), of which 82% are postpaid connections. In addition, at December 31, 2023, Consumer had approximately 9 million total broadband connections (which includes Fios internet, Digital Subscriber Line (DSL) and FWA connections), and approximately 3 million Fios video connections.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

In 2023, the Business segment's revenues were $30.1 billion, representing approximately 22% of Verizon’s consolidated revenues. As of December 31, 2023, Business had approximately 30 million wireless retail postpaid connections (including FWA) and approximately 2 million total broadband connections (which includes Fios internet, DSL and FWA connections).

Additional discussion of our reportable segments is included in Item 7. under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview" and "— Segment Results of Operations" and in Note 13 to the consolidated financial statements included in this Annual Report.

Service and Product Offerings
Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis. Our Business segment’s wireless and wireline products and services are organized by the primary customer groups targeted by these offerings: Enterprise and Public Sector, Business Markets and Other, and Wholesale.

Wireless
We offer wireless services and equipment to both Consumer customers and Business customers.

Wireless Services
Our Consumer and Business segments provide a wide variety of wireless services accessible on a broad range of devices. Customers can obtain our wireless services on a postpaid or prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers that are directly served and managed by Verizon and use Verizon branded services. A single account may include monthly wireless services for a variety of connected devices. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. As of December 31, 2023, we had 94 million postpaid connections and 21 million prepaid connections, representing approximately 82% and 18% of our Consumer wireless retail connections, respectively.

Access to the internet is available on all smartphones and nearly all basic phones. In addition, our customers can access the internet at broadband speeds on notebook computers, tablets and smartwatches that are either wireless-enabled or that are used in conjunction with separate dedicated devices that provide a mobile Wi-Fi connection.

Historically, customers on our fixed-term service plans paid higher access fees for their wireless service in exchange for the ability to purchase their wireless devices at subsidized prices. We no longer offer Consumer customers new fixed-term, subsidized service plans for devices; however, we continue to offer subsidized plans to our Business customers.

We also provide FWA broadband through our 5G or 4G LTE wireless networks to our Consumer and Business customers. FWA enables fixed broadband access using radio frequencies instead of cables and can be used to connect homes and businesses to the internet. As of December 31, 2023, we had approximately 3.1 million FWA broadband connections.

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

Verizon Consumer Group
In addition to the wireless services and equipment discussed above, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. Consumer also provides non-connectivity services including device protection, content offerings, cloud storage, and other products.

Residential Fixed Services. We provide residential fixed connectivity solutions to customers over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. In addition, we provide FWA broadband through both 5G and our LTE Home Internet offerings, which are available in most states across the U.S.

We offer residential fixed services tailored to the needs of our customers. Depending on those needs at a particular time, our services may include features related to, among other things: internet access at different speed tiers using fiber-optic, copper or wireless technology; video services that may feature a variety of channel options, video on demand products, cloud-based services and digital video recording capabilities; over-the-top (OTT) video services; voice services; and other home solutions.

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

Enterprise and Public Sector
Enterprise and Public Sector offers wireless products and services as well as wireline connectivity and managed solutions to our large business and government customers. Large businesses are identified based on their size and volume of business with Verizon. Public sector offers these services with features and pricing designed to address the needs of U.S. federal, state and local governments and educational institutions. In 2023, Enterprise and Public Sector revenues were $15.1 billion, representing approximately 50% of Business’s total revenues.

Enterprise and Public Sector offers a broad portfolio of connectivity, security and professional services designed to enable our customers to optimize their business operations, mitigate business risks and capitalize on data. These services include the following:

•Network Services. We offer a portfolio of network connectivity products to help our customers connect with their employees, partners, vendors and customers. These products include private networking services, private cloud connectivity services, virtual and software defined networking services and internet access services.

•Advanced Communications Services. We offer a suite of services to our customers to help them communicate with their employees, partners, vendors, constituents and customers. These products include Internet Protocol (IP)-based voice and video services, unified communications and collaboration tools and customer contact center solutions.

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

Business Markets and Other
Business Markets and Other offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, advanced voice solutions and security services to businesses that ordinarily do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support mobile resource management. In 2023, Business Markets and Other revenues were $12.7 billion, representing approximately 42% of Business’s total revenues.

In addition to the wireless services and equipment discussed above, Business Markets and Other provides fixed connectivity solutions comparable to the residential fixed services provided by Consumer, as well as business services and connectivity similar to the products and services offered by Global Enterprise, in each case with features and pricing designed to address the needs of small and medium businesses.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers. In 2023, Wholesale revenues were $2.3 billion, representing approximately 8% of Business’s total revenues. A portion of Wholesale revenues are generated by a few large telecommunications companies, most of which compete directly with us. Wholesale's services include:

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

Network Evolution
We are transforming the architecture of our networks into our next-generation multi-use platform, which we call the Intelligent Edge Network. This technology enhances applications by hosting them at the end of the network, closer to devices and end points, which lowers response time and boosts performance.

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

We provide high quality 5G wireless service utilizing millimeter wave and C-Band spectrum. Other licensed spectrum bands are used to support our 5G service. In January 2022, we began rapidly deploying our C-Band spectrum, which, as of December 31, 2023, covers approximately 242 million people in the U.S. We obtained full access to our C-Band spectrum in August 2023 and will continue deploying this spectrum across the continental U.S. Our FWA broadband services also leverage the 5G network and our expanding C-Band footprint, in addition to our 4G FWA offerings.

4G LTE
The wireless network technology platform that carries about half of our wireless traffic is 4G LTE. As of December 31, 2023, our 4G LTE network covers approximately 330 million people, excluding those in areas served by our LTE in Rural America partners. Under this program, we have collaborated with wireless carriers in rural areas to build and operate a 4G LTE network using each carrier’s network assets with our core 4G LTE equipment and 700 Megahertz (MHz) C Block and Advanced Wireless Services (AWS) spectrum. LTE Home Internet, our home broadband internet service leverages the Verizon 4G LTE network.

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

In order to deploy our 5G network and build and upgrade our existing 4G LTE network, we must secure rights to a large number of sites and obtain zoning and other governmental approvals and fiber facilities for our macro and small cells, in-building systems and antennas and related radio equipment that comprise distributed antenna systems. We have relationships with a wide variety of vendors that supply various products and services that support our wireless network operations. We utilize tower site management firms as lessors or managers of a portion of our existing leased and owned tower sites.

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

Global IP
Verizon owns and operates one of the largest global fiber-optic networks in the world, providing connectivity to Business customers in more than 190 countries. Our global IP network includes long-haul, metro and submarine assets that enable and support international operations.

Global business is rapidly evolving to an "everything-as-a-service" model in which Business customers seek cloud-based, converged enterprise solutions delivered securely via managed and professional services. We are continuing to deploy packet optical transport technology in order to create a global network platform to meet this demand.

Spectrum
The spectrum licenses we hold can be used for mobile and fixed wireless voice, video and data communications services. We are licensed by the Federal Communications Commission (FCC) to provide these wireless services on the following low and mid-band spectrum in areas that collectively cover nearly all of the population of the U.S.: (i) the 700 MHz Upper C block, (ii) Cellular spectrum (850 MHz), (iii) Personal Communication Services (PCS) spectrum (1900 MHz), (iv) AWS 1 and AWS 3 bands (1700 MHz uplink and 2100 MHz downlink), and (v) the 3.7 GHz band ("C-Band"). We also hold spectrum licenses in the 28, Upper 37 and 39 GHz bands, known as millimeter wave spectrum, and utilize both Priority Access Licenses (PALs) and General Authorized Access (GAA) in the 3.5 GHz band (Citizens Broadband Radio Service).

We use our low and mid-band spectrum to provide wireless services. Millimeter wave spectrum is currently used to provide, or increase capacity for, mobile and fixed wireless services in areas of high demand. We utilize DSS technology to allow 5G service to run simultaneously with 4G LTE on multiple spectrum bands. With DSS, whenever customers move outside Verizon’s millimeter wave and C-Band coverage areas, their 5G-enabled devices will remain on 5G technology using the lower spectrum bands where this network is available.

We anticipate that demand for spectrum will continue to increase over time, driven by growth in customer connections and the increased usage of wireless broadband services that use more bandwidth and require faster rates of speed, as well as the wider deployment of 5G mobile and fixed services. We expect to meet the demand for 4G and 5G spectrum needs with our existing spectrum assets. If demand continues to increase or if new spectrum is required for a future generation of technology, we can meet that demand by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when future FCC spectrum auctions occur.

From time to time we have exchanged spectrum licenses with other wireless service providers through secondary market swap transactions. We expect to continue to pursue similar opportunities to trade spectrum licenses in order to meet capacity and expansion needs in the future. We also gain access to spectrum through cross-lease transactions. In certain cases, we have entered into intra-market spectrum swaps designed to increase the amount of contiguous spectrum within frequency bands in a specific market. Contiguous spectrum improves network performance and efficiency. These swaps, as well as any spectrum purchases, require us to obtain governmental approvals.

Information regarding spectrum license transactions is included in Note 3 to the consolidated financial statements included in this Annual Report.

Competition and Related Trends
The telecommunications industry is highly competitive. The rapid development of new technologies, services and products has eliminated many of the distinctions among wireless, cable, internet and traditional telephone services and brought new competitors to our markets. We expect competition to remain intense as traditional and non-traditional participants seek increased market share.

Competitive factors within the telecommunications industry include, among others, network reliability, speed, capacity and coverage; pricing; the quality of customer service; marketing, sales and distribution capabilities; development of new and enhanced products and services; ability to anticipate and respond to various factors and trends affecting our industry; the availability of capital resources; and regulatory changes.

Competition remains intense as a result of various factors, including aggressive pricing, increased levels of promotions and service plan discounts, and offerings that include additional bundled premium content, in some cases specifically targeting Verizon customers. Competition may increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers and as MVNOs resell wireless communication services. In addition, increasing government incentives related to network deployment may enhance the ability of certain of our competitors to compete with us.

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

We also face competition from other communications and technology companies seeking to increase their brand recognition and capture market share with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft Corporation, Alphabet Inc., Apple Inc., Meta Platforms, Inc. and others are offering alternative means for messaging and making wireless voice calls that, in certain cases, can be used in lieu of the wireless providers' voice service, as well as alternative means of accessing video content. In addition, we expect to see increasing competition in the provisioning of internet access by low Earth orbit satellite companies as well in the area of fixed wireless offerings that provide an alternative to traditional landline internet service providers.

With respect to Fios and our other wireline connectivity services, we compete against cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, internet service providers, OTT providers and other companies that offer network services and managed enterprise solutions. We also face increasing competition from other internet portal providers. We expect the market will continue to shift from traditional linear video to OTT offerings. We also expect customer migration from traditional voice services to wireless services to continue as a growing number of customers place greater value on mobility and wireless companies position their services as a landline alternative.

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

In the Enterprise and Public Sector markets, competition levels remain high, primarily as a result of increased industry focus on technology convergence. We compete in this area with system integrators, carriers, and hardware and software providers. In addition, some of the largest information technology services companies are making strategic acquisitions, divesting non-strategic assets and forging new alliances to improve their cost structure. Many new alliances and acquisitions have focused on emerging fields, such as cloud computing, software defined networking, communication applications and other computing tasks via networks, rather than by the use of in-house machines.

In the Business Markets and Other category, customer purchasing behaviors and preferences continue to evolve. Solution speed and simplicity are becoming key differentiators for customers who are seeking full life-cycle offers that simplify the process of starting, running and growing their businesses. Several major cable operators also offer bundles with wireless services through strategic relationships.

Our Wholesale business competes with traditional carriers for metro/mid/long-haul fiber, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and specialty firms are competitors for this business opportunity.

Regulatory Trends
Regulatory Landscape
Verizon operates in a regulated and highly competitive market, as described above. Some of our competitors are subject to fewer regulatory constraints than Verizon. For many services offered by Verizon, the FCC is our primary regulator. The FCC has jurisdiction over interstate telecommunications services and other matters under the Communications Act of 1934, as amended (Communications Act). Other Verizon services are subject to state and local regulation.

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

The Communications Act generally preempts regulation by state and local governments of the entry of, or the rates charged by, wireless carriers. It does not prohibit states from regulating the other "terms and conditions" of wireless service. For example, some states impose reporting and consumer protection requirements. Several states also have laws or regulations that address safety issues (for example, use of wireless handsets while driving), universal service funding, and taxation matters. Some states are also considering new network reliability or service quality requirements that may affect how and where we provide services if not preempted by federal law. In addition, wireless tower and antenna facilities are often subject to state and local zoning and land use regulation, and securing approvals for new or modified facilities is often a lengthy and expensive process.

Broadband
Verizon offers many different broadband services. In 2023, the FCC proposed to return to regulation of broadband services under Title II of the Communications Act. The proposal would revive and expand the FCC's 2015 approach (that was reversed in 2017) to regulating broadband internet access services as telecommunications services subject to utilities-style common carriage regulation. Several states have also adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our broadband services. The FCC also adopted broad rules related to "digital discrimination" that could further increase regulatory oversight of broadband services. Regardless of regulation, Verizon remains committed to the open internet, which provides consumers with competitive choices and unblocked access to lawful websites and content. Our broadband commitment can be found on our website at https://www.verizon.com/about/our-company/verizon-broadband-commitment.

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

Privacy, Data Protection, and Artificial Intelligence
We are subject to local, state, federal, and international laws and regulations relating to privacy and data protection that impact all parts of our business, including wireline, wireless, broadband and the development and roll out of new products, such as those in the IoT space. At the federal level, our business is governed by the FCC or the Federal Trade Commission (FTC), depending on the product or service. The California Consumer Privacy Act, Europe's General Data Protection Regulation and a number of other privacy laws more recently adopted by other states and countries include significant penalties for non-compliance. Generally, attention to privacy and data security requirements is increasing at all levels of government globally, and privacy-related legislation has been introduced or is under consideration in many locations. These regulations could have a significant impact on our businesses. Policymakers at the local, state, federal and international levels are also considering imposing laws and regulations on the use of artificial intelligence. This is a nascent area of regulatory focus, so it is unclear how such regulation could impact our business.

Public Safety and Cybersecurity
The FCC plays a role in addressing public safety concerns by regulating emergency communications services and mandating widespread availability of both media (broadcast/cable) and wireless emergency alerting services. In addition, federal and state agencies have mandated and may impose additional regulations to ensure continuity of service during disasters. For example, the FCC adopted rules requiring wireless providers to support roaming on each other’s networks during disasters, and the California Public Utilities Commission has imposed regulations relating to back-up power for communications facilities. In response to prior cyber attacks and increasing risks from cybersecurity threats, the FCC and other regulators are attempting to increase regulation of the cybersecurity practices of providers. The FCC is also addressing the use by American companies of equipment produced by certain companies deemed to cause potential national security risks. Verizon does not currently use equipment in its networks from vendors under such restrictions.

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

Human Capital Resources
With approximately 105,400 employees on a full-time equivalent basis as of December 31, 2023, 89% of whom are based in the U.S., we know that our people are one of our most valuable assets. In order to realize our core business strategy, we have developed human capital programs and practices that support, develop and care for our employees throughout their careers with Verizon. Our strategy to build a workforce with talent, skills and motivation to give the company a competitive edge now and into the future rests on three pillars:

•Attract and maintain a diverse workforce with the necessary skills and talent to execute on our business priorities.

•Develop our employees' potential by offering educational opportunities that keep pace with changes occurring across our industry.

•Inspire individuals to build a career at Verizon by providing meaningful work and opportunities for career advancement in a collaborative and inclusive environment.

Verizon strives to be an employer of choice by offering our employees competitive compensation and benefits packages. We seek to recruit and retain employees with diverse backgrounds, experiences and perspectives to best meet the needs of the diverse customers and communities we serve. We provide extensive on-the-job training opportunities, tuition reimbursement programs and career development support to enable our employees to maximize their potential and thrive professionally. Our long-standing commitment to diversity, equity and inclusion has resulted in a strong representation of women and people of color. As of December 31, 2023, Verizon's global workforce was approximately 68.0% male, 31.7% female and 0.3% unknown or undeclared, and the race/ethnicity of our U.S. workforce was 53.4% White, 18.5% Black, 13.2% Hispanic, 8.7% Asian, 0.4% American Indian/Alaskan Native, 0.3% Native Hawaiian/Pacific Islander, 2.5% two or more races, and 3.0% unknown or undeclared. Women represented 36.9% of U.S. senior leadership (vice president level and above). People of color represented 32.1% of U.S. senior leadership.

Verizon respects our employees’ rights to freedom of association and collective bargaining in compliance with applicable law, including the right to join or not join labor unions. We have a long history of working with the Communications Workers of America and the International Brotherhood of Electrical Workers — the two unions that in total represent approximately 24.0% of our employees as of December 31, 2023. The current collective bargaining agreements covering our union-represented employees who serve customers in our Mid-Atlantic and Northeast service areas extend through August 1, 2026. In addition, where applicable outside of the U.S., we engage with employee representative bodies such as works council. Verizon meets with U.S. national and local union leaders, as well as works council leaders outside the U.S., to talk about key business topics, including safety, customer service, plans to improve operational processes, our business performance and the impacts that changing technology and competition are having on our customers, employees and business strategy.

For a discussion of Verizon's Board oversight of our human capital management practices, see the section entitled "Governance — Our governance framework — Oversight of human capital management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders.

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

Cautionary Statement Concerning Forward-Looking Statements
In this report we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "assumes," "believes," "estimates," "expects," "forecasts," "hopes," "intends," "plans," "targets" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following important factors, along with those discussed elsewhere in this report and in other filings with the SEC, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•the effects of competition in the markets in which we operate, including the inability to successfully respond to competitive factors such as prices, promotional incentives and evolving consumer preferences;

•failure to take advantage of, or respond to competitors' use of, developments in technology and address changes in consumer demand;

•performance issues or delays in the deployment of our 5G network resulting in significant costs or a reduction in the anticipated benefits of the enhancement to our networks;

•the inability to implement our business strategy;

•adverse conditions in the U.S. and international economies, including inflation and changing interest rates in the markets in which we operate;

•cyber attacks impacting our networks or systems and any resulting financial or reputational impact;

•damage to our infrastructure or disruption of our operations from natural disasters, extreme weather conditions, acts of war, terrorist attacks or other hostile acts and any resulting financial or reputational impact;

•disruption of our key suppliers’ or vendors' provisioning of products or services, including as a result of geopolitical factors or the potential impacts of global climate change;

•material adverse changes in labor matters and any resulting financial or operational impact;

•damage to our reputation or brands;

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

•changes in tax laws or regulations, or in their interpretation; or challenges to our tax positions, resulting in additional tax expense or liabilities; and

•changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

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

Wireless service providers are significantly altering the financial relationships with their customers through commercial offers that vary service and device pricing, promotions, incentives and levels of service provided – in some cases specifically targeting our customers and putting pressure on pricing and margins. In addition, we expect the wireless industry’s customer growth rate to moderate over time in comparison to historical growth rates, leading to increased competition for customers. Our ability to compete effectively will depend on, among other things, our network reliability, speed, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels, our ability to market our products and services effectively and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industries, including regulatory changes, new technologies and business models, such as the increasing use of artificial intelligence and machine learning technologies, changes in consumer preferences and demand for existing services, demographic trends and evolving economic conditions, including inflation. If we are not able to respond successfully to these competitive challenges, our results of operations and financial condition could be adversely impacted. In addition, a sustained decline in a reporting unit's revenues and earnings has resulted in the past, and may again result in the future, in a significant negative impact on its fair value requiring us to record an impairment charge, which could have an adverse impact on our results of operations.

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

The deployment of our 5G network is subject to a variety of risks, including those related to equipment availability, unexpected costs, and regulatory matters that could cause deployment delays or network performance issues. In addition, certain use cases for 5G technologies and related ecosystems are still in early development stages and their ultimate adoption or success is uncertain. These issues could result in significant costs, put us at a competitive disadvantage, or reduce the anticipated benefits of the enhancements to our networks.

As we introduce new offerings and technologies, we expect to phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

Adverse conditions in the U.S. and international economies could impact our results of operations and financial condition.
Unfavorable economic conditions, such as a recession or economic slowdown in the U.S. or elsewhere, or inflation in the markets in which we operate, could negatively affect the affordability of and demand for some of our products and services and our cost of doing business. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services, dropping down in price plans or obtaining lower-cost products and services offered by other companies. Similarly, under these conditions, the business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. Unfavorable economic conditions could also amplify other risk factors discussed in this section, including, but not limited to, our competitive position and margins. Over the last two years, as a result of the inflationary environment in the U.S., we experienced increases in our direct costs, including electricity and other energy-related costs for our network operations, and transportation and labor costs, as well as increased interest expenses related to rising interest rates. In 2022, these factors, along with impacts of the intense competition in our industries, resulted in lower earnings per share and caused us to lower our growth expectations and related financial guidance for that year. We expect the inflationary environment and related pressures to continue into 2024. In that case and if other unfavorable economic conditions continue or worsen, they could have a material adverse effect on our results of operations and financial condition.

Operational Risks
Cyber attacks impacting our networks or systems could have an adverse effect on our business.
Cyber attacks, including through the use of ransomware and other forms of malware, distributed denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyber attacks that, individually or in the aggregate, have been material to Verizon's operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a cyber attack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors and other service providers as a result of cyber attacks, even for a limited period of time, may result in significant expenses to Verizon and/or a loss of market share to our competitors. The costs associated with a cyber attack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption and litigation. Further, certain of Verizon’s businesses, such as those offering security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyber attack. Our presence in the IoT industry, which includes offerings of telematics products and services, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber attacks impacting these products or services. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on Verizon’s results of operation or financial condition.

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

We depend on key suppliers and vendors to provide services and equipment that we need to operate our business.
We depend on various key suppliers and vendors to provide us, directly or through other suppliers, with equipment and services, such as fiber, switch and network equipment, smartphones and other wireless devices, customer service support and other services that we need in order to operate our business. For example, our smartphone and other device suppliers often rely on one vendor for the manufacture and supply of critical components, such as chipsets, used in their devices, and there are a limited number of companies capable of supplying the network infrastructure equipment on which we depend.

Our suppliers or vendors could fail to provide equipment or service on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of geopolitical factors, public health crises, natural disasters or the potential impacts of global climate change. If such failures occur, we may be unable to provide products and services as and when requested by our customers, or we may be unable to continue to maintain or upgrade our networks. Due to the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

A significant number of our suppliers and vendors are located or rely on operations outside of the U.S., which carries additional risks and regulatory obligations, including those related to cybersecurity, data privacy and compliance. Certain business practices in foreign countries may not align with U.S. laws and regulations. In addition, international operations increase our exposure to other risks, such as economic and geopolitical instability, fluctuations in exchange rates, and labor-related risks.

The suppliers and vendors on which we rely are and may in the future be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement. Such claims are frequently made in the communications industry. We are unable to predict whether our business will be affected by any such litigation. We expect our dependence on key suppliers to continue as we develop and introduce more advanced generations of technology.

A significant portion of our workforce is represented by labor unions, and we could incur additional costs or experience work stoppages as a result of the renegotiation of our labor contracts.
As of December 31, 2023, approximately 24.0% of our workforce is represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. While we have labor contracts in place with these unions, with subsequent negotiations we could incur additional costs and/or experience work stoppages, which could adversely affect our business operations. In addition, while a small percentage of the workforce outside of our traditional wireline operations is represented by unions for bargaining, we cannot predict what impact increased union density in this workforce could have on our operations.

Damage to our reputation or brands could adversely affect our business.
We believe that our reputation and brands significantly contribute to the success of our business and our relationships with our customers, employees and other stakeholders.

Our reputation and brands could be negatively affected by a number of factors, including actual or alleged quality or reliability issues related to our services and products; cybersecurity incidents and data breaches; allegations of legal noncompliance;

litigation or regulatory activity; incidents involving unethical behavior or misconduct; material weaknesses in our internal controls over financial reporting; safety, human rights, workplace or labor issues; environmental incidents or impacts; governance issues; our sustainability goals and practices; our actual or perceived position or lack of position on social and other sensitive matters; the conduct of our employees, representatives or partners; activists’ campaigns; negative sentiment about us shared over social media or the press; and other issues, incidents, or statements that, whether based on actual or perceived circumstances, result in adverse publicity.

Damage to our reputation and brands could undermine our customers’ confidence in us and reduce demand for our products and services, which could result in decreased revenue and adversely affect our business and financial results. If our reputation or brands are damaged, it could also attract regulatory scrutiny, increase litigation risks, affect our ability to attract and retain top talent, and reduce investor confidence in us.

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

New laws or regulations or changes to the existing regulatory framework at the federal, state, and local, or international level, such as those described below, those that incentivize business models or technologies different from ours or requirements limiting our ability to continue or discontinue service to customers could restrict the ways in which we manage our wireline and wireless networks and operate our businesses, impose additional costs, diminish revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers.

•Privacy and data protection – We are subject to local, state, federal and international laws and regulations related to privacy and data protection. In particular, the California Consumer Privacy Act, Europe's General Data Protection Regulation and a number of other privacy laws more recently adopted by other states and countries include significant penalties for non-compliance. Generally, attention to privacy and data security requirements is increasing at all levels of government globally, and privacy-related legislation has been introduced or is under consideration in many locations. These regulations could have a significant impact on our businesses.

•Regulation of broadband internet access services – In 2023, the FCC proposed to return to regulation of broadband services under Title II of the Communications Act. The proposal would revive and expand the FCC's 2015 approach (that was reversed in 2017) to regulating broadband internet access services as telecommunications services subject to utilities-style common carriage regulation. Several states have also adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our broadband services. The FCC also adopted broad rules related to "digital discrimination" that could further increase regulatory oversight of broadband services.

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

Our business may be impacted by changes in tax laws and regulations, or their interpretations, and challenges to our tax positions.
Tax laws and regulations are complex, dynamic, and subject to change and varying interpretations, especially when evaluated against new technologies and telecommunications services. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, tax liabilities, and carrying value of deferred tax assets or deferred tax liabilities. Any of these changes could materially impact our financial performance and our tax provision, net income and cash flows.

We are also subject to ongoing audits, examinations and other tax controversies in various jurisdictions. Although we regularly assess the likelihood of an adverse outcome resulting from these controversies to determine the adequacy of provisions for taxes, the final outcome of any such controversy may be materially different from our expectations. In the event that we have not accurately or fully described, disclosed or determined, calculated or remitted amounts that were due to taxing authorities or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, we could be subject to additional taxes, penalties and interest, which could materially impact our business, financial condition and operating results.

We are subject to a substantial amount of litigation, which could require us to pay significant damages or settlements.
We are subject to a substantial amount of litigation and claims in arbitration, including, but not limited to, shareholder lawsuits, patent and copyright infringement lawsuits, wage and hour class actions, contract and commercial claims, personal injury claims, property claims, environmental claims, and lawsuits relating to our advertising, sales, billing and collection practices. In addition, our wireless business also faces personal injury and wrongful death lawsuits relating to alleged health effects of wireless phones or radio frequency transmitters. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or settlements.

Allegations related to lead sheathed copper cables in our copper network infrastructure could expose us to regulatory scrutiny, litigation, penalties, removal and compliance costs, operational impact or reputational damage.
There have been media reports alleging that certain lead sheathed copper cables that are part of our copper-based network infrastructure may present health or environmental risks in areas where those facilities are deployed. These allegations could result in government investigations, legislative or regulatory actions, litigation, penalties and other liability, remediation and compliance costs or negative operational impacts. In addition, we are currently subject to regulatory inquiries and lawsuits related to these allegations, and additional legal proceedings and other contingencies may arise in the future. Our insurance policies may not cover or may not be sufficient to fully cover the costs of these claims. Accordingly, we may incur substantial expenses as a result of these allegations, which cannot be reasonably estimated at this time but could be material.

In addition, negative assertions about the health or environmental impact of our lead sheathed cables may harm our reputation, which could adversely affect our business and our relationship with various stakeholders, even if such allegations ultimately prove to be inaccurate.

Financial Risks
Verizon has significant debt, which could increase further if Verizon incurs additional debt in the future and does not retire existing debt.
As of December 31, 2023, Verizon had approximately $128.5 billion of outstanding unsecured indebtedness, $9.5 billion of unused borrowing capacity under our existing revolving credit facility and $22.2 billion of outstanding secured indebtedness. Verizon’s debt level and related debt service obligations could have negative consequences, including:

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

•making Verizon more vulnerable in the event of a downturn in our business; and

•exposing Verizon to increased interest rate risk to the extent that (i) our debt obligations are subject to variable interest rates or (ii) we need to refinance existing debt that bears interest at a rate lower than current market rates.

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
With approximately 105,400 employees and approximately 182,700 retirees as of December 31, 2023 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Program
Verizon’s comprehensive cybersecurity program is designed to identify and protect against cybersecurity risks and to position Verizon to rapidly detect, respond to, and recover from cybersecurity incidents that impact our company. The program is built on the following pillars:

•NIST Cybersecurity Framework. Our program is aligned to the National Institute of Standards and Technology’s (NIST) Cybersecurity Framework, which outlines the core components and responsibilities necessary to sustain a healthy and well-balanced cybersecurity program.

•Risk identification. We continually assess the cybersecurity threat and vulnerability landscape using various commercial, government and publicly available information sources.

•Risk detection. We use both manual and automated detection methods on a scheduled and ad-hoc basis to identify vulnerabilities within, and threats to, our operations and network infrastructure.

•Risk evaluation. Once a cybersecurity vulnerability is detected, we assign a threat severity classification based on the risk profile associated with the vulnerability.

•Remediation. Verizon’s information security team reports all cybersecurity vulnerabilities and their associated threat classification to the appropriate business team for remediation. Deadlines for remediation are set based on the severity of the threat and closely tracked in a central system of record. In the instances when a remediation deadline cannot be met, the information security team and the business team work together to deploy appropriate mitigating or compensating controls until the remediation work is complete.

•Metrics and analysis. We track the performance of our cybersecurity program by collecting, retaining and analyzing a broad range of data related to our threat identification, detection and response activity. We use this data to assess threat trends, for strategic planning purposes and to enhance management accountability for cybersecurity.

Verizon has a comprehensive enterprise cybersecurity incident response plan, which is activated in the event of a cybersecurity incident. The plan is a detailed playbook that specifies how Verizon classifies, responds to, and recovers from cybersecurity incidents and includes notification procedures that vary depending on the significance of the incident. When warranted by the severity of the incident, our Chief Executive Officer and other senior executives are part of the notification chain.

Verizon validates enterprise cybersecurity maturity every two years through a third-party maturity assessment. This assessment measures Verizon’s ability to identify, prevent, detect, respond to, and recover from threats to systems, assets and data. The results of the assessment serve as the baseline for enterprise cybersecurity across the company. In addition to this baseline, certain subsets of our technology environment are subject to incremental cybersecurity certification and periodic third party validation under applicable regulatory or contractual requirements.

Integrated Cybersecurity Risk Management
Verizon’s Senior Vice President and Chief Information Security Officer (CISO) has responsibility for the management of cybersecurity risks at Verizon. The CISO and their team are responsible for Verizon’s information security strategy, policy, standards, architecture and processes.

The CISO brings nearly two decades of cybersecurity experience to their work at Verizon. Prior to joining Verizon, they held executive-level cybersecurity roles at other large public companies, where they were responsible for cybersecurity strategy and operations, including incident response, threat intelligence, security services, architecture, commercial operational technology security, and regulatory and compliance matters.

Verizon effectuates cybersecurity management by providing for close cooperation among the CISO’s team and other teams within the company, as well as by integrating cybersecurity risk into Verizon’s overall enterprise risk management structures and processes. Each of our business units and certain functional groups have a Business Information Security Officer, who is an integral member of that unit or group, but reports to the CISO. This structure provides the CISO with line of sight across the enterprise. The CISO and members of their leadership team also meet regularly with business unit senior leaders, including the CEO, the Chief Financial Officer and the Chief Human Resources Officer, to discuss business priorities, emerging threats and trends, and the performance of the cybersecurity program.

The Verizon Executive Security Council (VESC) oversees and evaluates the work of the CISO and their team. The VESC is jointly chaired by the presidents of Verizon Global Services and Global Networks and Technology and includes Verizon’s Chief Compliance Officer, Chief Legal Officer, Senior Vice President of Internal Audit and senior executives in business and technology functions. The VESC provides oversight of all aspects of Verizon’s cybersecurity program and, at regular intervals throughout the year, evaluates key cybersecurity metrics as well as planned and ongoing initiatives to reduce cybersecurity risks.

Verizon’s Management Audit Committee (VMAC), which includes our Chief Financial Officer, Senior Vice President of Internal Audit and other senior executives, is responsible for overseeing components of our overall risk management strategy. The VMAC receives quarterly updates from the CISO on Verizon’s cybersecurity program.

Verizon also operates a robust internal audit program. Each year, Verizon’s internal audit team conducts an overall business risk assessment, which includes an evaluation of cybersecurity risks. The results of the assessment are presented to the leaders of the relevant business teams, who are responsible for prioritizing and addressing the risks identified.

Board Oversight of Cybersecurity Risk
The Audit Committee of the Board of Directors (Board) has primary responsibility for overseeing Verizon’s risk management and compliance programs relating to cybersecurity and data protection and privacy.

As part of the Board’s oversight of risks from cybersecurity threats, the CISO leads an annual review and discussion with the full Board dedicated to Verizon’s cybersecurity risks, threats and protections. The CISO provides a mid-year update to this annual review to the Audit Committee and, as warranted, additional updates throughout the year. The Audit Committee also receives a report from senior management on Verizon’s cybersecurity posture and related matters at each of its other meetings during the year at which the CISO is not present.

Supplier Risk Management
We have implemented processes to identify and manage risks from cybersecurity threats associated with our use of third-party service providers. The Verizon Supplier Risk Management Program establishes governance, processes and tools for managing various supplier-related risks, including information security. As a condition of working with Verizon, suppliers who access sensitive business or customer information are expected to meet certain information security requirements.

Risks from Cybersecurity Threats
We are subject to increasing and evolving cybersecurity threats as cyber attacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks that, individually or in the aggregate, have been material to Verizon's operations or financial condition, there can be no guarantee that we will not experience such an incident in the future. For more information on the risks from cybersecurity threats that we face, refer to “Risk Factors — Operational Risks — Cyber attacks impacting our networks or systems could have an adverse effect on our business” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. Our total gross investment in property, plant and equipment was approximately $320 billion at December 31, 2023 and $308 billion at December 31, 2022, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in property, plant and equipment consisted of the following:

At December 31,	2023	2022
Network equipment	77.6%	77.2%
Land, buildings and building equipment	11.8%	11.7%
Furniture and other	10.6%	11.1%
	100.0%	100.0%

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

As of December 31, 2023, there were 421,493 shareholders of record. In addition, a significant number of holders of the Company's common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

During the years ended December 31, 2023 and 2022, Verizon did not repurchase any shares of the Company's common stock under our authorized share buyback program. At December 31, 2023, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Stock Performance Graph

	2018	2019	2020	2021	2022	2023
Verizon	$100.0	$113.9	$113.7	$105.2	$84.1	$86.5
S&P 500	100.0	131.5	155.7	200.3	164.0	207.0
S&P 500 Telecom Services	100.0	132.7	164.0	199.4	119.9	186.8
The graph compares the cumulative total returns of Verizon, the S&P 500 Stock Index and the S&P 500 Telecommunications Services Index over a five-year period. It assumes $100 was invested on December 31, 2018 with dividends being reinvested.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, technology, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the digital world. We are consistently deploying new network architecture and technologies to secure our leadership in both 4G and 5G wireless networks. Our network quality is the hallmark of our brand and the foundation for the connectivity, platforms and solutions upon which we build our competitive advantage. In 2023, we continued deploying our C-Band spectrum, enhancing and driving the monetization of our networks, platforms and solutions, while focusing on improving our financial and operating performance.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that our C-Band spectrum, together with our industry leading millimeter wave spectrum holdings and our 4G LTE network and fiber infrastructure, will drive innovative products and services and fuel our growth.

Highlights of Our 2023 Financial Results
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment
———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide FWA broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

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

In addition to the wireless services and equipment discussed above, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the year ended December 31, 2023 totaled $101.6 billion, a decrease of $1.9 billion, or 1.8%, compared to the year ended December 31, 2022. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products, including solutions that support mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world. The Business segment's operating revenues for the year ended December 31, 2023 totaled $30.1 billion, a decrease of $950 million, or 3.1%, compared to the year ended December 31, 2022. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

Corporate and Other
Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore included in the chief operating decision maker’s assessment of segment performance. See "Consolidated Results of Operations" for additional information regarding Corporate and other results.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the year ended December 31, 2023, these investments included $18.8 billion for capital expenditures. See "Cash Flows Used in Investing Activities" and "Liquidity and Capital Resources" for additional information. In the second quarter of 2023, we completed our accelerated $10 billion capital program related to C-Band spectrum deployment. Our ongoing C-Band spectrum deployment is funded through our general capital expenditure program.

Global Network and Technology
Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. 5G technology enables higher throughput and lower latency than 4G LTE technology and allows our networks to handle more traffic as the number of internet-connected devices grows.

We are focusing our capital investment on building our next generation 5G network, while also adding capacity and density to our 4G LTE network. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 5G and 4G LTE networks. In January 2022, we began rapidly deploying our C-Band spectrum, which, as of December 31, 2023, covers approximately 242 million people in the U.S. We obtained full access to our C-Band spectrum in August 2023 and will continue deploying this spectrum across the continental U.S.

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

A discussion of the Business segment's 2021 operating revenue results reflecting the current customer groups and year-over-year comparisons between 2022 and 2021 have been included in "Segment Results of Operations" below. A discussion of the 2021 items and year-over-year comparisons between 2022 and 2021 for all other items that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Consolidated Operating Revenues

			(dollars in millions)
			Decrease
Years Ended December 31,	2023	2022	2023 vs. 2022
Consumer	$101,626	$103,506	$(1,880)	(1.8)%
Business	30,122	31,072	(950)	(3.1)
Corporate and other	2,479	2,510	(31)	(1.2)
Eliminations	(253)	(253)	—	—
Consolidated Operating Revenues	$133,974	$136,835	$(2,861)	(2.1)

Consolidated operating revenues decreased during 2023 compared to 2022 primarily due to decreases in Wireless equipment revenues.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2023	2022	2023 vs. 2022
Cost of services	$28,100	$28,637	$(537)	(1.9)%
Cost of wireless equipment	26,787	30,496	(3,709)	(12.2)
Selling, general and administrative expense	32,745	30,136	2,609	8.7
Depreciation and amortization expense	17,624	17,099	525	3.1
Verizon Business Group goodwill impairment	5,841	—	5,841	nm
Consolidated Operating Expenses	$111,097	$106,368	$4,729	4.4
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

Cost of services decreased during 2023 compared to 2022 primarily as a result of:
•a decrease of $658 million in access costs primarily as a result of pricing changes and usage declines largely related to the shutdown of our competitors' third-generation (3G) networks in 2022 and ongoing efforts to migrate off network prepaid subscribers to the Verizon network;
•a decrease of $156 million in direct costs primarily related to certain professional services that did not reoccur in 2023;
•an increase of $204 million in regulatory costs primarily related to a higher net Federal Universal Service Fund (FUSF) rate; and
•an increase of $149 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of the C-Band spectrum.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2023 compared to 2022 primarily as a result of:
•a decrease of $4.7 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 24% in upgrades; and
•an increase of $953 million due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during 2023 compared to 2022 primarily due to:
•an increase of $603 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels, coupled with an increase in wireless retail postpaid gross additions;
•an increase of $533 million in personnel costs from severance charges;
•an increase of $458 million primarily related to asset rationalization charges;
•an increase of $393 million primarily related to higher costs for device insurance programs due to an increase in claims;
•an increase of $299 million in advertising costs driven by costs associated with the myPlan launch in the second quarter of 2023 and the scaling of our Total by Verizon prepaid brand;
•an increase of $161 million related to business transformation costs;
•an increase of $113 million in connection with the non-strategic business shutdown of our BlueJeans business offering; and
•an increase of $100 million related to a legal settlement.

See "Special Items" for additional information on the severance charges, asset rationalization charges, business transformation costs, the non-strategic business shutdown and the legal settlement.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2023 compared to 2022, primarily due to the change in the mix of net depreciable and amortizable assets, including acquisition-related intangible assets, and the continued deployment of C-Band network assets.

Verizon Business Group Goodwill Impairment
During 2023, we recorded a pre-tax charge of $5.8 billion as a result of the annual goodwill impairment test performed in the fourth quarter. See "Critical Accounting Estimates" for additional information.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2023	2022	2023 vs. 2022
Interest income	$354	$146	$208	nm
Other components of net periodic benefit income (cost)	(938)	2,386	(3,324)	nm
Net debt extinguishment gains (losses)	308	(1,077)	1,385	nm
Other, net	(37)	(82)	45	54.9%
Other Income (Expense), Net	$(313)	$1,373	$(1,686)	nm
nm - not meaningful

Other income (expense), net reflects certain items not directly related to our core operations, including interest income, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net decreased during 2023 compared to 2022 primarily due to:
•a net pension and postretirement benefits remeasurement loss of $992 million recorded during 2023, compared with a gain of $1.7 billion recorded during 2022, as well as an increase in interest costs in 2023 of $421 million primarily due to an increase in discount rates;
•net debt extinguishment gains of $308 million related to open market repurchases of various Company notes and tender offers in 2023, compared with losses of $1.1 billion primarily related to tender offers in 2022; and
•an increase in interest income due to higher interest rates.

Interest Expense

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2023	2022	2023 vs. 2022
Total interest costs on debt balances	$7,342	$5,643	$1,699	30.1%
Less capitalized interest costs	1,818	2,030	(212)	(10.4)
Interest Expense	$5,524	$3,613	$1,911	52.9

Average debt outstanding(1)(3)	$151,062	$151,226
Effective interest rate(2)(3)	4.9%	3.7%
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

Total interest expense increased during 2023 compared to 2022 primarily as a result of an increase in interest costs due to a higher average interest rate and a decrease in capitalized interest costs due to the early clearance and deployment of C-Band spectrum in the current period, which were partially offset by lower average debt balances.

Provision for Income Taxes

			(dollars in millions)
			Decrease
Years Ended December 31,	2023	2022	2023 vs. 2022
Provision for income taxes	$4,892	$6,523	$(1,631)	(25.0)%
Effective income tax rate	28.8%	23.1%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate was primarily due to the Verizon Business Group goodwill impairment charge of $5.8 billion that substantially decreased income before income taxes and is not deductible. The decrease in the provision for income taxes was primarily due to the decrease in income before income taxes in the current period.

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

	(dollars in millions)
Years Ended December 31,	2023	2022
Consolidated Net Income	$12,095	$21,748
Add:
Provision for income taxes	4,892	6,523
Interest expense	5,524	3,613
Depreciation and amortization expense(1)	17,624	17,099
Consolidated EBITDA	$40,135	$48,983

Add (Less):
Other (income) expense, net(2)(3)	$313	$(1,373)
Equity in (earnings) losses of unconsolidated businesses	53	(44)
Severance charges	533	304
Verizon Business Group goodwill impairment	5,841	—
Asset rationalization	480	—
Legal settlement	100	—
Business transformation costs	176	—
Non-strategic business shutdown	158	—
Consolidated Adjusted EBITDA	$47,789	$47,870
(1) Includes Amortization of acquisition-related intangible assets, which were $865 million and $826 million during the years ended December 31, 2023 and 2022, respectively. The result for the year ended December 31, 2023 also includes a portion of the Non-strategic business shutdown. See "Special Items" for additional information.
(2) Includes Pension and benefits remeasurement charges of $992 million during the year ended December 31, 2023 and credits of $1.7 billion during the year ended December 31, 2022. See "Special Items" and "Other Income (Expense), Net" for additional information.
(3) Includes Early debt redemption costs, which were $1.2 billion during the year ended December 31, 2022. See "Special Items" and "Other Income (Expense), Net" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during 2023 compared to 2022 were primarily a result of the factors described above in connection with operating revenues and operating expenses.

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide FWA broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Operating Revenues and Selected Operating Statistics

			(dollars in millions, except ARPA)
			Increase/(Decrease)
Years Ended December 31,	2023	2022	2023 vs. 2022
Service(1)	$74,874	$73,139	$1,735	2.4%
Wireless equipment	20,645	23,168	(2,523)	(10.9)
Other	6,107	7,199	(1,092)	(15.2)
Total Operating Revenues	$101,626	$103,506	$(1,880)	(1.8)

Connections (‘000):(2)
Wireless retail postpaid	93,850	91,856	1,994	2.2
Wireless retail prepaid	21,122	22,664	(1,542)	(6.8)
Total wireless retail	114,972	114,520	452	0.4
Fios internet	6,976	6,740	236	3.5
Fios video	2,951	3,234	(283)	(8.8)
Total broadband	9,056	7,900	1,156	14.6

Net Additions in Period (‘000):
Wireless retail postpaid	2,044	965	1,079	nm
Wireless retail prepaid	(1,151)	(445)	(706)	nm
Total wireless retail	893	520	373	71.7

Wireless retail postpaid phones	(132)	(655)	523	79.8

Total broadband	1,163	904	259	28.7

Churn Rate:
Wireless retail	1.67%	1.63%
Wireless retail postpaid	1.03%	1.01%
Wireless retail postpaid phones	0.83%	0.81%

Account Statistics:
Wireless retail postpaid ARPA	$132.36	$125.97	$6.39	5.1
Wireless retail postpaid accounts (‘000)(2)	32,990	33,183	(193)	(0.6)
Wireless retail postpaid connections per account(2)	2.84	2.77	0.07	2.5
(1)Wireless service revenues included in our Consumer segment were approximately $63.4 billion and $61.5 billion for the years ended December 31, 2023 and 2022, respectively.
(2) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Consumer's total operating revenues decreased during 2023 compared to 2022 as a result of decreases in Wireless equipment revenue and Other revenue, partially offset by an increase in Service revenue.

Service Revenue
Service revenue increased during 2023 compared to 2022 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased $1.8 billion during 2023 compared to 2022 primarily as a result of:
•an increase of $1.7 billion in access revenues related to our postpaid plans primarily driven by pricing actions implemented in recent periods; a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; an increase in our FWA subscriber base; and an increase in device protection revenue primarily due to an increase in the price of the bundled offering. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $405 million related to growth in non-retail service revenue;
•an increase of $287 million in TravelPass revenue related to increased customer international travel; and
•a decrease of $500 million in prepaid revenue primarily due to a decrease in the prepaid subscriber base.

For the year ended December 31, 2023, Fios service revenue totaled $10.9 billion and remained relatively flat compared to the similar period in 2022.

Wireless Equipment Revenue
Wireless equipment revenue decreased during 2023 compared to 2022 primarily as a result of:
•a decrease of $3.9 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 26% in upgrades; and
•an increase of $1.4 billion related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue decreased during 2023 compared to 2022 primarily as a result of:
•a decrease of $1.2 billion in revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue; and
•an increase of $109 million in revenue from regulatory surcharges, primarily related to FUSF surcharges driven by a higher net rate, partially offset by a decrease related to other regulatory surcharges.

Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2023	2022	2023 vs. 2022
Cost of services	$17,580	$17,746	$(166)	(0.9)%
Cost of wireless equipment	21,827	25,134	(3,307)	(13.2)
Selling, general and administrative expense	20,131	19,064	1,067	5.6
Depreciation and amortization expense	13,077	12,716	361	2.8
Total Operating Expenses	$72,615	$74,660	$(2,045)	(2.7)

Cost of Services
Cost of services decreased during 2023 compared to 2022 primarily as a result of:
•a decrease of $566 million in access costs primarily as a result of pricing changes, the shutdown of our competitors' 3G networks in 2022 and ongoing efforts to migrate off network prepaid subscribers to the Verizon network;
•an increase of $177 million in personnel costs mainly driven by a decrease in capitalized labor in connection with the completion of our incremental C-Band capital spending program, and valuation assumption changes in connection with certain post-employment benefits;
•an increase of $154 million in regulatory costs primarily related to a higher net FUSF rate; and
•an increase of $92 million in rent and lease expense primarily driven by new leases and lease modifications related to the deployment of the C-Band spectrum.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2023 compared to 2022 primarily as a result of:
•a decrease of $4.1 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 26% in upgrades; and
•an increase of $858 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during 2023 compared to 2022 primarily due to:
•an increase of $458 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels, coupled with an increase in wireless retail postpaid gross additions;
•an increase of $352 million in advertising costs driven by costs associated with the myPlan launch in the second quarter of 2023 and the scaling of our Total by Verizon prepaid brand; and
•an increase of $237 million in personnel costs mainly driven by an increase in commission expense due to the amortization of deferred contract costs, along with an increase in costs associated with third-party contracted resources.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2023 compared to 2022 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
			Increase
Years Ended December 31,	2023	2022	2023 vs. 2022
Segment Operating Income	$29,011	$28,846	$165	0.6%
Add Depreciation and amortization expense	13,077	12,716	361	2.8
Segment EBITDA	$42,088	$41,562	$526	1.3

Segment operating income margin	28.5%	27.9%
Segment EBITDA margin	41.4%	40.2%

The changes in the table above during the periods presented were primarily a result of the factors described above in connection with Consumer operating revenues and operating expenses.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world. The Business segment is organized in three customer groups: Enterprise and Public Sector, Business Markets and Other, and Wholesale.

Operating Revenues and Selected Operating Statistics

				(dollars in millions)
				Increase/(Decrease)
Years Ended December 31,	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Enterprise and Public Sector	$15,076	$15,693	$16,393	$(617)	(3.9)%	$(700)	(4.3)%
Business Markets and Other	12,715	12,772	11,929	(57)	(0.4)	843	7.1
Wholesale	2,331	2,607	2,720	(276)	(10.6)	(113)	(4.2)
Total Operating Revenues(1)(2)	$30,122	$31,072	$31,042	$(950)	(3.1)	$30	0.1

Connections (‘000):(3)
Wireless retail postpaid	29,779	28,733	27,411	1,046	3.6	1,322	4.8
Fios internet	385	373	356	12	3.2	17	4.8
Fios video	61	67	71	(6)	(9.0)	(4)	(5.6)
Total broadband	1,661	1,036	599	625	60.3	437	73.0

Net Additions in Period ('000):
Wireless retail postpaid	1,242	1,640	1,001	(398)	(24.3)	639	63.8
Wireless retail postpaid phones	562	856	509	(294)	(34.3)	347	68.2
Total broadband	539	386	81	153	39.6	305	nm

Churn Rate:
Wireless retail postpaid	1.48%	1.38%	1.27%
Wireless retail postpaid phones	1.13%	1.07%	1.03%
(1)Service and other revenues included in our Business segment were approximately $26.4 billion, $27.0 billion and $27.7 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Wireless equipment revenues included in our Business segment were approximately $3.7 billion, $4.0 billion and $3.4 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
(2) Wireless service revenues of our Business segment, which are included in Service and other revenues in our consolidated statements of income, were approximately $13.4 billion, $12.8 billion and $12.4 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
(3) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Business's total operating revenues decreased during 2023 compared to 2022 as a result of decreases in revenue from each of the three Business customer groups.

Business's total operating revenues increased during 2022 compared to 2021 as a result of an increase in Business Markets and Other revenue, partially offset by decreases in Enterprise and Public Sector and Wholesale revenues.

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

Enterprise and Public Sector revenues decreased during 2023 compared to 2022 primarily due to:
•a decrease of $530 million in wireline networking revenue and traditional data and voice communication services along with related professional services, driven by secular pressures in the marketplace; and
•a decrease of $98 million in Wireless equipment revenue driven by a lower volume of devices sold primarily related to fewer phone activations, partially offset by a shift to higher priced equipment in the mix of devices sold.

Enterprise and Public Sector revenues decreased during 2022 compared to 2021 primarily as a result of:
•a decrease of $763 million in wireline networking revenue and traditional data and voice communication services along with related professional services, driven by secular pressures in the marketplace;
•a decrease of $181 million due to lower FUSF volume and rate along with resulting surcharges;
•an increase of $152 million in Wireless equipment revenue driven by a shift to higher priced equipment in the mix of devices sold and a higher volume of devices sold, partially offset by the impact of related promotions;
•an increase of $84 million in Wireless service revenue primarily driven by an increase in wireless retail postpaid connections as well as the economic adjustment charge that took effect late in the second quarter of 2022; and
•an increase of $37 million in customer premise equipment primarily due to higher volumes.

Business Markets and Other
Business Markets and Other offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, advanced voice solutions and security services to businesses that ordinarily do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support mobile resource management.

Business Markets and Other revenue decreased during 2023 compared to 2022 primarily as a result of:
•a decrease of $267 million in Wireless equipment revenue primarily driven by a lower volume of devices sold primarily related to fewer phone upgrades;
•a decrease of $155 million in Other revenue primarily related to a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue;
•a decrease of $77 million related to a decrease in wireline voice and DSL service connections; and
•an increase of $496 million in Wireless service revenue primarily driven by the economic adjustment charge that took effect late in the second quarter of 2022; an increase in our wireless retail postpaid connections, including our FWA subscriber base; and a larger allocation of administrative and telco recovery charges, which partly recover network operating costs, to Wireless service revenue from Other revenue.

Business Markets and Other revenue increased during 2022 compared to 2021 primarily as a result of:
•an increase of $507 million in Wireless equipment revenue driven by a higher volume of devices sold and a shift to higher priced equipment in the mix of devices sold, partially offset by an increase in promotions;
•an increase of $395 million in Wireless service revenue primarily driven by an increase in our wireless retail postpaid connections as well as the economic adjustment charge that took effect late in the second quarter of 2022; and
•a decrease of $72 million related to a decrease in wireline voice and DSL service connections.

For the years ended December 31, 2023, 2022 and 2021, Fios revenues totaled $923 million, $927 million and $905 million, respectively.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during 2023 compared to 2022 primarily due to a decrease of $276 million related to declines in traditional voice communication and network connectivity as a result of technology substitution, certain fiber transactions completed in 2022 that did not reoccur, as well as a decrease in core data.

Wholesale revenues decreased during 2022 compared to 2021 primarily due to a decrease of $113 million related to declines in traditional voice communication and network connectivity as a result of technology substitution and rationalization of international traffic, as well as a decrease in core data.

Operating Expenses

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2023	2022	2023 vs. 2022
Cost of services	$10,180	$10,483	$(303)	(2.9)%
Cost of wireless equipment	4,959	5,362	(403)	(7.5)
Selling, general and administrative expense	8,429	8,284	145	1.8
Depreciation and amortization expense	4,488	4,312	176	4.1
Total Operating Expenses	$28,056	$28,441	$(385)	(1.4)

Cost of Services
Cost of services decreased during 2023 compared to 2022 primarily due to:
•a decrease of $142 million in direct costs primarily related to certain professional services that did not reoccur in 2023;
•a decrease of $114 million in personnel costs related to the impact of workforce changes; and
•a decrease of $95 million in access costs related to changes in usage and circuit access prices.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2023 compared to 2022 primarily as a result of:
•a decrease of $577 million driven by a lower volume of wireless devices sold primarily related to a decrease of 11% in upgrades; and
•an increase of $174 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during 2023 compared to 2022 primarily due to an increase of $148 million in the provision for credit losses resulting from additional bad debt reserves as collections return to pre-pandemic levels, coupled with an increase in wireless retail postpaid gross additions.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2023 compared to 2022 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
			Increase/(Decrease)
Years Ended December 31,	2023	2022	2023 vs. 2022
Segment Operating Income	$2,066	$2,631	$(565)	(21.5)%
Add Depreciation and amortization expense	4,488	4,312	176	4.1
Segment EBITDA	$6,554	$6,943	$(389)	(5.6)

Segment operating income margin	6.9%	8.5%
Segment EBITDA margin	21.8%	22.3%

The changes in the table above during the periods presented were primarily a result of the factors described above in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	(dollars in millions)
Years Ended December 31,	2023	2022
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$865	$826
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	533	304
Other (income) expense, net	992	(1,675)
Verizon Business Group goodwill impairment
Verizon Business Group goodwill impairment	5,841	—
Asset rationalization
Cost of services	22	—
Selling, general and administrative expense	458	—
Legal settlement
Selling, general and administrative expense	100	—
Business transformation costs
Cost of services	15	—
Selling, general and administrative expense	161	—
Non-strategic business shutdown
Depreciation and amortization expense	21	—
Cost of services	45	—
Selling, general and administrative expense	113	—
Early debt redemption costs
Other (income) expense, net	—	1,241
Total	$9,166	$696
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our consolidated results of operations were as follows:

	(dollars in millions)
Years Ended December 31,	2023	2022
Within Total Operating Expenses	$8,174	$1,130
Within Other (income) expense, net	992	(434)
Total	$9,166	$696

Amortization of Acquisition-Related Intangible Assets
During 2023 and 2022, we recorded pre-tax amortization expense of $865 million and $826 million, respectively, related to acquired intangible assets.

Severance, Pension and Benefits Charges (Credits)
During 2023, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits charges of $992 million in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by:
•a charge of $534 million due to an increase in our healthcare cost trend rate assumption used to determine the current year liabilities of our postretirement benefit plans from a weighted-average of 6.6% at December 31, 2022 to a weighted-average of 7.3% at December 31, 2023;
•a charge of $503 million ($288 million for pension plans and $215 million for postretirement benefit plans) due to a decrease in our discount rate assumption used to determine the current year liabilities of our plans from a weighted-average of 5.2% at December 31, 2022 to a weighted-average of 5.0% at December 31, 2023;
•a net credit of $45 million primarily due to other actuarial assumption adjustments, which includes the difference between our estimated and our actual return on plan assets.

During 2023, we also recorded net pre-tax severance charges of $533 million, primarily related to involuntary separations under our existing plans, in Selling, general and administrative expense in our consolidated statement of income.

During 2022, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits credits of $1.7 billion in our pension and postretirement benefit plans. The credits were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by:
•a credit of $7.0 billion ($4.1 billion for pension plans and $2.9 billion for postretirement benefit plans) due to an increase in our discount rate assumption used to determine the current year liabilities of our plans from a weighted-average of 2.9% at December 31, 2021 to a weighted-average of 5.2% at December 31, 2022;
•a charge of $5.5 billion due to the difference between our estimated and actual return on assets; and
•a credit of $206 million due to other actuarial assumption adjustments.

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

Verizon Business Group Goodwill Impairment
During 2023, we recorded a pre-tax charge of $5.8 billion as a result of the annual goodwill impairment test performed in the fourth quarter. See "Critical Accounting Estimates" for additional information.

Asset Rationalization
During 2023, we recorded pre-tax asset rationalization charges of $480 million. Asset rationalization charges of $155 million recorded during the second quarter of 2023 related to certain real estate and non-strategic assets that we made a decision to cease use of as part of our transformation initiatives. Asset rationalization charges of $325 million recorded during the fourth quarter of 2023 primarily related to Business network assets that we made a decision to cease use of as part of our continued transformation initiatives.

Legal Settlement
During 2023, we recorded a pre-tax charge of $100 million related to the settlement of a litigation matter regarding certain administrative fees.

Business Transformation Costs
During 2023, we recorded pre-tax charges of $176 million primarily related to costs incurred in connection with strategic partnership initiatives in our managed network support services for certain Business customers.

Non-Strategic Business Shutdown
During 2023, we recorded pre-tax charges of $179 million related to the shutdown of our BlueJeans business offering.

Early Debt Redemption Costs
During 2022, we recorded pre-tax early debt redemption costs of $1.2 billion primarily in connection with tender offers. See Note 7 to the consolidated financial statements for additional information related to our early debt redemptions.

Operating Environment and Trends
The telecommunications industry is highly competitive. The rapid development of new technologies, services and products has eliminated many of the distinctions among wireless, cable, internet and traditional telephone services and brought new competitors to our markets. We expect competition to remain intense as traditional and non-traditional participants seek increased market share.

We believe that our high-quality networks and customer base differentiate us from our competitors and give us the ability to plan and manage through changing economic and competitive conditions. We remain focused on executing on the fundamentals of the business: enhancing our networks, maintaining a high-quality customer base, and delivering strong financial and operating results. We also continue to focus on cost efficiencies in order to have flexibility to adjust to changes in the competitive and economic environments and increase shareholder value.

The U.S. wireless market has achieved a high penetration of smartphones, which reduces the opportunity for new phone connection growth for the industry. We expect the wireless industry's customer growth rate to moderate over time in comparison to historical growth rates, furthering competition for customers. Future revenue growth in the industry is expected to be driven by expanding existing customer relationships, increasing the number of ways customers can connect with wireless networks and services and increasing the penetration of FWA and connected devices including wearables, tablets and IoT devices. Although certain use cases for 5G technologies and related ecosystems are in early development stages, we expect that this technology will provide a significant opportunity for growth in the coming years.

We expect future service revenue growth opportunities to arise from increased access revenue as customer demand for mobile and FWA 5G connectivity continues to expand and customers shift to higher access plans, driven in part by access to our high quality network. Additionally, we expect service revenue to benefit from targeted pricing actions and increased connections per account. Future service revenue growth opportunities will be dependent on expanding the penetration of our services, increasing the number of ways that our customers can connect with our networks and services and the development of new ecosystems.

With respect to wireless services and equipment, pricing plays an increasingly important role in the wireless competitive landscape. As the demand for wireless services continues to grow, wireless service providers are offering a range of service plans at competitive prices. In addition, aggressive device promotions have become more common in recent years in an effort to encourage customers to switch carriers, as well as retain existing customers. We compete in this area by offering our customers services and devices that we believe provide significant value for the price. We and other wireless service providers, as well as equipment manufacturers, offer device payment options, which provide customers with the ability to pay for their device over a period of time, and some providers offer device leasing arrangements.

For further details on competitive environment and trends, refer to "Business — Competition and Related Trends" in Part I, Item 1 and "Risk Factors — Economic and Strategic Risks — We face significant competition that may reduce our profits" in Part I, Item 1A of this Annual Report on Form 10-K.

Connection Trends
In our Consumer segment, we are focused on attracting new customers and maintaining our high-quality retail postpaid customer base by capitalizing on demand for reliable high-speed connectivity. We believe the combination of our wireless network quality and service and product offerings represents an attractive value proposition and provides a compelling customer experience, supporting increased penetration of data services. While our Consumer segment experienced diminished connection growth in recent years, we expect that future connection growth opportunities will be driven by the comparative value we provide to our customers, as well as our FWA broadband service. In our prepaid business, we expect to continue to operate in a highly competitive environment while making improvements to achieve long-term growth.

We expect to continue to grow our Fios internet connections as we seek to increase our penetration rates within our Fios service areas, further supported by the demand for higher speed internet connections. At the same time, we expect continued growth of FWA connections to complement strong Fios results as demand for broadband services continues to grow. In Fios video, the business continues to face ongoing pressure as observed throughout the linear television market. We have experienced continuing access line and DSL losses as customers have switched to alternative technologies such as wireless, VoIP, and cable for voice and data services, and we expect this trend to continue.

In our Business segment, we offer wireless products and services to business and government customers across the U.S. We continue to grow our connections while operating in a highly competitive environment. We expect that this connection growth, combined with our industry-leading network assets, will provide additional opportunities to sell solutions, such as those around security, private networking and other network connectivity services, advanced communications and professional services.

In addition, in both our Consumer and our Business segments, we expect to support connection growth in part by adding capacity and further expanding our wireless coverage, and by continuing the build-out of our 5G network.

Service Revenue Trends
In our Consumer segment, we expect continued growth in our wireless service revenue, driven by targeted pricing actions, migrations to higher priced plans, and increases in FWA connections. We expect Fios revenue to benefit in 2024 as growth in our broadband customer base and an increased demand for higher speed internet connections offset the impact of the shift from bundled wireline services to standalone internet service.

In our Business segment, we expect wireless service revenue to expand, driven by growth from an increase in wireless volumes and FWA contributions. We expect that Fios, through increased penetration, will also contribute to revenue growth and that legacy traditional wireline services will continue to face secular pressures.

Cash Flow Trends
We are focused on achieving profitable growth as we continue to deliver strong revenues and undertake initiatives to reduce our overall cost structure. We expect that our ability to generate cash flows will benefit from our expected service revenue growth and our anticipated reduction in capital expenditures. See "Liquidity and Capital Resources" for additional information on our capital program.

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

Our cash and cash equivalents balance is $2.1 billion as of December 31, 2023. Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Market Risk" for additional information regarding our foreign currency risk management strategies.

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

Capital Expenditures
Our 2024 capital program includes capital to fund advanced networks and services, including expanding and adding capacity and density to our core networks, deploying C-Band spectrum, and advancing our network architecture. We anticipate cash requirements for our 2024 capital program to be between $17.0 billion and $17.5 billion.

Contractual Obligations and Commitments
We have various contractual obligations and commitments. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2023:
•Long-term debt, including current maturities, commitments of $149.2 billion, of which $12.3 billion (including $3.6 billion of unsecured debt) are expected to be due within the next twelve months. Related interest payments are $68.6 billion, of which $5.9 billion, are expected to be due within the next twelve months. Items included in long-term debt with variable coupon rates exclude unamortized debt issuance costs, and are described in Note 7 to the consolidated financial statements.
•Operating lease obligations of $28.4 billion and Finance lease obligations of $2.3 billion, of which $4.8 billion and $793 million, respectively, are expected to be due within the next twelve months. In addition, Verizon has an obligation of $378 million representing future minimum payments under the sublease arrangement for our cell towers, of which $302 million is expected to be due within the next twelve months. See Note 6 to the consolidated financial statements for additional information.
•Unconditional purchase obligations, with terms in excess of one year, amount to $21.7 billion, of which $8.9 billion is expected to be due within the next twelve months. Items included in unconditional purchase obligations are primarily commitments to purchase network equipment, software and services, content, marketing services and other items which will be used or sold in the ordinary course of business. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. We also purchase products and services as needed with no firm commitment. See Note 16 to the consolidated financial statements for additional information.
•Estimated commitments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with C-Band wireless spectrum acquired under Auction 107. The remaining commitment is estimated to be approximately $400 million, all of which is expected to be due within the next twelve months.
•Other long-term liabilities, including current maturities, of $4.0 billion, of which approximately $770 million is expected to be due within the next twelve months. Other long-term liabilities represent estimated postretirement benefit and qualified pension plan contributions. Qualified pension plan contributions include estimated minimum funding contributions. We expect that there will be no required pension funding through the end of 2024, subject to changes in market conditions. Postretirement benefit payments include future postretirement benefit payments. These estimated amounts: (1) are subject to change based on changes to assumptions and future plan performance, which could impact the timing and/or amounts of these payments; and (2) exclude expectations beyond 5 years due to uncertainty of the timing and amounts.
•We are not able to make a reasonable estimate of when the unrecognized tax benefits balance of $2.7 billion and related interest and penalties will be settled with the respective taxing authorities until the related tax audits are further developed or resolved. See Note 12 to the consolidated financial statements for additional information.

Consolidated Financial Condition

	(dollars in millions)
Years Ended December 31,	2023	2022
Cash Flows Provided By (Used In)
Operating activities	$37,475	$37,141
Investing activities	(23,432)	(28,662)
Financing activities	(14,657)	(8,529)
Decrease in cash, cash equivalents and restricted cash	$(614)	$(50)

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $334 million during 2023 compared to 2022 primarily due to an improvement in working capital. The improvement in working capital was primarily driven by changes in accounts payable as a result of timing, changes in inventory levels and fewer phone upgrades compared to the prior year. This increase in net cash provided by operating activities was partially offset by higher cash interest payments and a decrease in earnings. During 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans. Additionally, we expect that there will be no required pension funding through the end of 2024, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, were $18.8 billion and $23.1 billion for 2023 and 2022, respectively. Capital expenditures decreased approximately $4.3 billion during 2023, compared to 2022, primarily due to the completion of our accelerated $10 billion C-Band deployment program in the first half of 2023. See "Global Network and Technology" for more details.

Acquisitions of Wireless Licenses
During 2023 and 2022, we made payments of $4.3 billion and $1.6 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

During 2023 and 2022, we recorded capitalized interest related to wireless licenses of $1.4 billion and $1.7 billion, respectively.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected timeframe. During 2022, Verizon made payments of approximately $310 million associated with these agreements.

Collateral Receipts (Payments) Related to Derivative Contracts, Net
During 2023, we received return of collateral posted of $880 million related to derivative contracts, net of payments. During 2022, we made collateral payments of $2.3 billion related to derivative contracts, net of receipts. See Note 9 to the consolidated financial statements for additional information.

Cash Received Related to Acquisitions of Businesses, Net
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone Wireless, Inc. (TracFone). During 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date. See Note 3 to the consolidated financial statements for additional information.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During 2023 and 2022, net cash used in financing activities was $14.7 billion and $8.5 billion, respectively.

2023
During 2023, our net cash used in financing activities of $14.7 billion was primarily driven by $11.0 billion used for dividend payments, $10.6 billion used for repayments and repurchases of long-term borrowings (secured and unsecured) as well as finance lease obligations and $1.5 billion used for other financing activities. These cash flows used in financing activities were partially offset by $8.6 billion provided by proceeds from long-term borrowings, which included $6.6 billion of proceeds from our asset-backed debt transactions.

Proceeds from and Repayments and Repurchases of Long-Term Borrowings
At December 31, 2023, our total debt increased to $150.7 billion compared to $150.6 billion at December 31, 2022. Our effective interest rate was 4.9% and 3.7% during the years ended December 31, 2023 and 2022, respectively. We have entered into interest rate swaps to achieve a targeted mix of fixed and variable rate debt, managing our exposure to changes in interest rates. See also "Market Risk" and Note 7 to the consolidated financial statements for additional information.

At December 31, 2023, approximately $33.7 billion, or 21.7%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily Euro and British Pound Sterling. We have entered into cross currency swaps on our foreign denominated debt in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See "Market Risk" for additional information.

Verizon may acquire debt securities issued by Verizon and its affiliates through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine, for cash or other consideration.

Other, Net
Other, net financing activities during 2023 includes $302 million in payments made under the sublease arrangement for our cell towers, $257 million in payments for TracFone contingent consideration and $252 million in payments related to vendor financing arrangements. See Note 3 to the consolidated financial statements for additional information on the TracFone contingent considerations.

Dividends
The Board of Directors of the Company assesses the level of our dividend payments on a periodic basis taking into account such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareholders. During the third quarter of 2023, our Board of Directors increased our quarterly dividend payment by 1.9% to $0.6650 from $0.6525 per share in the preceding quarter. This is the seventeenth consecutive year that Company’s Board of Directors has approved a quarterly dividend increase.

As in prior periods, dividend payments were a significant use of capital resources. During 2023, we paid $11.0 billion in dividends.

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

Proceeds from and Repayments, Redemptions, and Repurchases of Long-Term Borrowings
At December 31, 2022, our total debt was $150.6 billion. During the year ended December 31, 2022, our effective interest rate was 3.7%. We have entered into interest rate swaps to achieve a targeted mix of fixed and variable rate debt, managing our exposure to changes in interest rates. See "Market Risk" and Note 7 to the consolidated financial statements for additional information.

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

Dividends
During the third quarter of 2022, our Board of Directors increased our quarterly dividend payment by 2.0% to $0.6525 per share.

During 2022, we paid $10.8 billion in dividends.

Asset-Backed Debt
As of December 31, 2023, the carrying value of our asset-backed debt was $22.2 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred receivables and participation interest, and future collections on such receivables and underlying receivables related to such participation interest. These receivables and participation interest transferred to the ABS Entities and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of certain receivables and participation interest, and other obligations arising from our asset-backed debt transactions, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors or Banks, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt, but do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, the Company has agreed to guarantee certain of the payment obligations of Cellco and the Originators to the ABS Entities.

Cash collections on the receivables and on the underlying receivables related to the participation interest collateralizing our asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our consolidated statements of cash flows. The asset-backed debt issued is included in Debt maturing within one year and Long-term debt in our consolidated balance sheets.

See Note 7 to the consolidated financial statements for additional information.

Long-Term Credit Facilities

			At December 31, 2023
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2026	$9,500	$9,457	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	6,618
Total		$20,500	$9,457	$6,618
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of December 31, 2023, there have been no drawings against the $9.5 billion revolving credit facility since its inception.
(2) During 2023 and 2022, we drew down $1.0 billion and $3.0 billion, respectively, from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Common Stock
Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2023 and 2022, we issued 4.4 million and 2.1 million shares of common stock from treasury stock, which had aggregate values of $192 million and $91 million, respectively.

In February 2020, the Board of Directors of the Company authorized a share buyback program to repurchase up to 100 million shares of our common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. There were no repurchases of common stock during 2023 and 2022 under our authorized share buyback program.

Credit Ratings
Verizon’s credit ratings did not change in 2023 or 2022.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at December 31, 2023 totaled $2.1 billion, a $540 million decrease compared to December 31, 2022, primarily as a result of the factors discussed above.

Restricted cash at December 31, 2023 totaled $1.4 billion, a $74 million decrease compared to restricted cash at December 31, 2022, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	(dollars in millions)
Years Ended December 31,	2023	2022
Net cash provided by operating activities	$37,475	$37,141
Less Capital expenditures (including capitalized software)	18,767	23,087
Free cash flow	$18,708	$14,054

The increase in free cash flow during 2023 is a reflection of the increase in operating cash flows, as well as the decrease in capital expenditures, both of which are discussed above.

Employee Benefit Plans Funded Status and Contributions
Employer Contributions
We operate numerous qualified and nonqualified pension plans and other postretirement benefit plans. These plans primarily relate to our domestic business units. During 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans. We made no discretionary contributions to our qualified pension plans in 2022. During 2023 and 2022, we made contributions of $52 million and $53 million to our nonqualified pension plans, respectively.

Our overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. In an effort to reduce the risk of our portfolio strategy and better align assets with liabilities, we have adopted a liability driven pension strategy that seeks to better match the interest rate sensitivity of the liability hedging assets with the interest rate sensitivity of the liability. We expect that the strategy will reduce the likelihood that assets will decline at a time when liabilities increase (referred to as liability hedging), with the goal to reduce the risk of underfunding to the plan and its participants and beneficiaries. Over time, as the asset allocation shifts to more liability hedging assets, this strategy will generally result in lower expected asset returns. For 2024, we expect no required qualified pension plan contributions and insignificant nonqualified pension plan contributions.

Contributions to our other postretirement benefit plans generally relate to payments for benefits on an as-incurred basis since these other postretirement benefit plans do not have funding requirements similar to the pension plans. We contributed $936 million and $692 million to our other postretirement benefit plans in 2023 and 2022, respectively. Contributions to our other postretirement benefit plans are estimated to be approximately $770 million in 2024.

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

As of December 31, 2023, letters of credit totaling approximately $803 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding. See Note 16 to the consolidated financial statements for additional information.

Other Future Obligations
As of December 31, 2023, Verizon had 26 renewable energy purchase agreements (REPAs) with third parties. See Note 16 to the consolidated financial statements for additional information. Under the REPAs, we plan to purchase up to an aggregate of approximately 3.5 gigawatts of capacity across multiple states.

Critical Accounting Estimates
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

Wireless Licenses
The carrying value of our wireless licenses was approximately $155.7 billion as of December 31, 2023. We aggregate our wireless licenses into one single unit of accounting, as we utilize our wireless licenses on an integrated basis as part of our nationwide wireless network. Our wireless licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.

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

During the fourth quarter of 2023 and 2022, we performed a qualitative impairment assessment as our annual impairment test to determine whether it is more likely than not that the fair value of our wireless licenses was less than the carrying amount. As part of our qualitative assessment we considered several factors including the business enterprise value of our combined wireless business, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of our combined wireless business as a whole, as well as other factors including the result of our last quantitative assessment. Our annual impairment tests in 2023 and 2022 indicated that it is more likely than not that the fair value of our wireless licenses remained above their carrying value and, therefore, did not result in an impairment.

Goodwill
At December 31, 2023, the balance of our goodwill was approximately $22.8 billion, of which $21.2 billion was in our Consumer reporting unit and $1.7 billion was in our Business reporting unit.

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

Under the quantitative assessment, the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative multiples to complement discounted cash flow results. The discounted cash flow method is based on the present value of two components-projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represents our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test requires key assumptions underlying our valuation model. The discounted cash flow analysis factors in assumptions on discount rates and terminal growth rates to reflect risk profiles of key strategic revenue and cost initiatives, as well as revenue and EBITDA growth relative to history and market trends and expectations. The market multiples approach reflects significant judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies and multiples is influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could result in a goodwill impairment loss.

During the fourth quarter of 2023, we performed a qualitative impairment assessment for our Consumer reporting unit. Our qualitative assessment indicated that it was more likely than not that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment.

During the fourth quarter of 2023, we performed a quantitative impairment assessment for our Business reporting unit given the low excess of fair value over carrying value identified in our prior annual impairment assessment and increased competitive and market pressures experienced throughout 2023. These pressures have resulted in lower projected cash flows primarily driven by secular declines in wireline services and products across our Business customer groups. In connection with Verizon’s annual budget process in the fourth quarter of 2023, leadership completed a comprehensive five-year strategic planning review of our Business reporting unit resulting in declines in financial projections driven by market dynamics as compared to the prior year five-year strategic planning cycle. The revised projections were used as a key input into the Business reporting unit’s annual goodwill impairment test performed in the fourth quarter. In addition, changes in the macroeconomic environment, including interest rate and inflationary pressures have also impacted the fair value of the reporting unit.

We applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which resulted in the determination that the fair value of our Business reporting unit was less than its carrying amount. As a result, in the fourth quarter of 2023 we recorded a non-cash goodwill impairment charge of approximately $5.8 billion ($5.8 billion after-tax) in our consolidated statement of income. The goodwill balance of the Business reporting unit was approximately $7.5 billion prior to the occurrence of this impairment charge. In our Business reporting unit, if all other assumptions were to remain unchanged, we expect the impairment charge would increase by approximately $1.0 billion if the terminal value growth rate declined by 50 basis points, or $1.3 billion if the discount rate increased by 50 basis points, or $1.1 billion if the EBITDA margin decreased by 100 basis points. See Note 4 to the consolidated financial statements for additional information.

At December 31, 2023, the balance of goodwill in our Business reporting unit, after the goodwill impairment charge, was $1.7 billion. Though we have determined that no further impairment exists for our Business reporting unit as of December 31, 2023, a future projected sustained decline in the reporting unit's revenues and earnings could have a significant negative impact on its fair value and could result in future impairment charges. Such a decline could be driven by, among other things: (1)

decreases in sales volumes or long-term growth rate as a result of competitive pressures or other factors; or (2) the inability to achieve or delays in achieving the goals in our strategic initiatives. Adverse changes to macroeconomic factors, such as increases in long-term interest rates, would also negatively impact the fair value of the reporting unit.

At December 31, 2022, the balance of our goodwill was approximately $28.7 billion, of which $21.1 billion was in our Consumer reporting unit and $7.5 billion was in our Business reporting unit. During the fourth quarter of 2022, we performed a qualitative impairment assessment for our Consumer reporting unit. Our qualitative assessment indicated that it was more likely than not that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment. During the fourth quarter of 2022, we performed a quantitative impairment assessment for our Business reporting unit. At the goodwill impairment measurement date of October 31, 2022, our quantitative assessment indicated that the fair value for our Business reporting unit exceeded its carrying amount by approximately 8% and, therefore, did not result in an impairment.

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

In determining pension and other postretirement obligations, the weighted-average discount rate was selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2023. The bonds selected had maturities that coincided with the time periods during which benefit payments are expected to occur, were non-callable (or callable with certain selection criteria met) and available in sufficient quantities to ensure marketability (at least $300 million par outstanding). Bond yields are subject to uncertainty for a number of reasons including corporate performance, credit rating downgrades and upgrades, government fiscal policy decisions, and general market volatility. The expected long-term rates of return on plan assets used in determining Verizon’s pension and other postretirement obligations are based on expectations for future investment returns for the plans’ asset allocation. The rates are subject to uncertainty for a number of reasons including corporate performance, credit ratings, monetary policy, inflation, exchange rates, investor behavior and general market volatility.

A sensitivity analysis of the impact of changes in the discount rate and the long-term rate of return on plan assets on the benefit obligations and expense (income) recorded, as well as an increase or a decrease in the actual versus expected return on plan assets as of December 31, 2023 and for the year then ended pertaining to Verizon’s pension and postretirement benefit plans, is provided in the table below. The amounts in the table below related to discount rate changes are gross impacts on benefit obligations and expense, and do not reflect changes in asset values as a result of interest rate changes, for which our pension plan is highly hedged.

(dollars in millions)	Percentage point change	Increase/(decrease) at December 31, 2023
Pension plans discount rate	+0.50	$(691)
	-0.50	757
Rate of return on pension plan assets	+1.00	(131)
	-1.00	131
Postretirement plans discount rate	+0.50	(520)
	-0.50	564
Rate of return on postretirement plan assets	+1.00	(4)
	-1.00	4

In addition to our liability hedging assets, we also employ an interest rate hedging strategy to further minimize the impact of discount rate changes on the funded ratio of the pension plan. While the target hedge ratio varies depending on the funded status of the plan and the level of interest rates, the target hedge ratio was 80% at December 31, 2023, significantly limiting volatility.

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

Property, Plant and Equipment
Our Property, plant and equipment balance represents a significant component of our consolidated assets. We record property, plant and equipment at cost. We depreciate property, plant and equipment on a straight-line basis over the estimated useful life of the assets. The estimated useful life is subject to change due to a variety of factors such as change in asset capacity or performance, technical obsolescence, market expectations and competition impacts. In connection with our ongoing review of the estimated useful lives of property, plant and equipment during 2023, we determined that the estimated useful life of our property, plant and equipment would remain unchanged. We expect that a one year increase in estimated useful lives of our property, plant and equipment would result in a decrease to our 2023 depreciation expense of $2.3 billion and that a one year decrease would result in an increase of approximately $3.6 billion in our 2023 depreciation expense.

Accounts Receivable
Accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The gross amount of accounts receivable and corresponding allowance for credit losses are presented separately in the consolidated balance sheets. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as management’s expectations of conditions in the future, as applicable. The impact of these factors on the allowance involves significant level of estimation and is subject to uncertainty. Our allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

We record an allowance to reduce the receivables to the amount that is expected to be collectible. For device payment plan agreement receivables, we record bad debt expense based on a default and loss calculation using our proprietary loss model. The expected loss rate is determined based on customer credit scores and other qualitative factors as noted above. The loss rate is assigned individually on a customer by customer basis and the custom credit scores are then aggregated by vintage and used in our proprietary loss model to calculate the weighted-average loss rate used for determining the allowance balance. The weighted-average expected loss rate increased 1.36% at December 31, 2023 as compared to at December 31, 2022. We expect that an increase or decrease of 0.25% in the weighted-average loss rate would result in a change of $111 million in bad debt expense.

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

Acquisitions and Divestitures
Spectrum License Transactions
From time to time we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.6 billion. During 2023 and 2022, we made payments of $4.3 billion and $1.6 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. During 2021, we made payments of $1.3 billion primarily related to certain obligations for projected clearing costs. We expect to continue to make payments of approximately $400 million for the remaining obligations through 2024. The final timing and amounts of these payments could differ based on the actual amount of incumbent holders’ reimbursement claims and the speed with which those claims are approved and processed. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected timeframe. During 2022, Verizon incurred costs associated with these agreements of approximately $340 million, of which $310 million was paid as of December 31, 2022 and the remainder was paid in 2023. This early clearance accelerated Verizon's access to more spectrum in a number of key markets to support its 5G network initiatives.

See Note 3 to the consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
In November 2021, we completed the acquisition of TracFone. Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of common stock of the Company valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represents a Level 3 measurement. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two year earn out period. During 2023 and 2022, Verizon made payments of $257 million and $188 million, respectively, related to the contingent consideration, which is reflected in Cash flows from financing activities in our consolidated statements of cash flows. See Note 3 and Note 9 to the consolidated financial statements for additional information.

Verizon Media Divestiture
On September 1, 2021, we completed the sale of Verizon Media Group. As of the close of the transaction, cash proceeds, the fair value of the non-convertible preferred limited partnership units of an affiliate of Apollo Global Management Inc. (the Apollo Affiliate) and the fair value of 10% of the fully-diluted common limited partnership units of the Apollo Affiliate were $4.3 billion, $496 million, and $124 million, respectively. We recorded a pre-tax gain on sale of approximately $1.0 billion (after-tax $1.0 billion) in Selling general and administrative expense in our consolidated statement of income for the year ended December 31, 2021. In addition, we incurred $346 million of various costs associated with this disposition which are primarily recorded in Selling general and administrative expense in our consolidated statement of income for the year ended December 31, 2021. See Note 3 to the consolidated financial statements for additional information.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both December 31, 2023 and 2022, we did not hold any collateral. At December 31, 2023 and 2022, we posted $1.4 billion and $2.3 billion, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 9 to the consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of December 31, 2023, approximately 76% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $379 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

U.S. dollar London Inter-Bank Offered Rate (LIBOR) rates ceased publication on June 30, 2023. Outstanding debt and derivative transactions that were benchmarked to LIBOR were repaid or transitioned to interest rates that are linked to the Secured Overnight Financing Rate as the benchmark rate by June 30, 2023. There was not a significant impact to our financial position given our current mix of variable and fixed-rate debt and taking into account the impact of our interest rate hedging.

The table that follows summarizes the fair values of our long-term debt, including current maturities, and interest rate swap derivatives as of December 31, 2023 and 2022. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the yield curve. Our sensitivity analysis does not include the fair values of our commercial paper and bank loans, if any, because they are not significantly affected by changes in market interest rates.

			(dollars in millions)
Long-term debt and related derivatives	Fair Value	Fair Value assuming + 100 basis point shift	Fair Value assuming - 100 basis point shift
At December 31, 2023	$150,058	$142,551	$158,912
At December 31, 2022	143,648	136,199	152,427

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At December 31, 2023, the fair value of the liability of these contracts was $4.5 billion. At December 31, 2022, the fair value of the liability of these contracts was $4.6 billion. At both December 31, 2023 and 2022, the total notional amount of the interest rate swaps was $26.1 billion.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the consolidated statements of income. At December 31, 2023, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. On March 31, 2022, we voluntarily elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated the swaps as fair value hedges. Subsequently executed cross currency swaps are also designated as fair value hedges. The fair value of the asset of these contracts was $762 million and $305 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the fair value of the liability of these contracts was $2.1 billion and $3.6 billion, respectively. At December 31, 2023 and 2022, the total notional amount of the cross currency swaps was $33.5 billion and $35.0 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

At both December 31, 2023 and 2022, the fair value of the asset and liability of these contracts was insignificant. At December 31, 2023 and 2022, the total notional amount of the foreign exchange forwards was $1.1 billion and $920 million, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Verizon Communications Inc. and subsidiaries’ (Verizon) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verizon maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Verizon as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 9, 2024 expressed an unqualified opinion thereon.

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

February 9, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verizon Communications Inc. and subsidiaries (Verizon or the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Verizon at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Verizon’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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

Valuation of Employee Benefit Obligations
Description of the Matter
The Company sponsors several pension plans and other post-employment benefit plans. At December 31, 2023, the Company’s aggregate defined benefit pension obligation was $15.1 billion and exceeded the fair value of pension plan assets of $13.5 billion, resulting in an unfunded defined benefit pension obligation of $1.6 billion. Also, at December 31, 2023, the other postretirement benefits obligation was approximately $11.5 billion. As explained in Note 11 of the consolidated financial statements, the Company updates the estimates used to measure employee benefit obligations and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the employee benefit obligations was complex due to the highly judgmental nature of the actuarial assumption relating to the discount rates used in the measurement process. This assumption had a significant effect on the projected benefit obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the employee benefits obligation valuation process. For example, we tested controls over management’s review of the employee benefit obligation calculations, the actuarial assumption relating to the discount rates and the data inputs provided to the actuary.

To test the employee benefit obligations, our audit procedures included, among others, evaluating the methodologies used, the actuarial assumption relating to the discount rates and the underlying data used by the Company. We compared the actuarial assumption used by management to historical trends, current economic factors and evaluated the change in the employee benefit obligations from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved an actuarial specialist to assist in evaluating management’s methodology for determining the discount rates that reflect the maturity and duration of the benefit payments and are used to measure the employee benefit obligations. As part of this assessment, we compared the projected cash flows to prior year projections and compared the current year benefits paid to the prior year projected cash flows. We also tested the completeness and accuracy of the underlying data.

Impairment Evaluation for Verizon Business Group Goodwill
Description of the Matter
At December 31, 2023, the Company’s goodwill related to its Verizon Business Group (Business) reporting unit was $1.7 billion and represented 0.4% of total assets. As discussed in Notes 1 and 4 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at the reporting unit level at least annually, or more frequently if impairment indicators are present. The impairment test compares the fair value of the reporting unit (calculated using a combination of a market approach and an income approach) to its carrying amount. As described in Note 4 to the consolidated financial statements, an impairment charge of $5.8 billion in the Business reporting unit was recorded during the year.

Auditing management’s goodwill impairment test was complex and highly judgmental due to the inherent subjectivity of developing an estimate of the fair value of the reporting unit, which is based on assumptions about future conditions, transactions, or events whose outcome is uncertain and will therefore be subject to change over time. In particular, the fair value estimate was sensitive to significant assumptions such as the discount rate, revenue growth rates and earnings before interest, taxes, depreciation and amortization (EBITDA) margins, which are affected by expected future market and economic conditions.

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
New York, New York

February 9, 2024

Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions, except per share amounts)
Years Ended December 31,	2023	2022	2021

Operating Revenues
Service revenues and other	$109,652	$109,625	$110,449
Wireless equipment revenues	24,322	27,210	23,164
Total Operating Revenues	133,974	136,835	133,613

Operating Expenses
Cost of services (exclusive of items shown below)	28,100	28,637	31,234
Cost of wireless equipment	26,787	30,496	25,067
Selling, general and administrative expense	32,745	30,136	28,658
Depreciation and amortization expense	17,624	17,099	16,206
Verizon Business Group goodwill impairment	5,841	—	—
Total Operating Expenses	111,097	106,368	101,165

Operating Income	22,877	30,467	32,448
Equity in earnings (losses) of unconsolidated businesses	(53)	44	145
Other income (expense), net	(313)	1,373	312
Interest expense	(5,524)	(3,613)	(3,485)
Income Before Provision For Income Taxes	16,987	28,271	29,420
Provision for income taxes	(4,892)	(6,523)	(6,802)
Net Income	$12,095	$21,748	$22,618

Net income attributable to noncontrolling interests	$481	$492	$553
Net income attributable to Verizon	11,614	21,256	22,065
Net Income	$12,095	$21,748	$22,618

Basic Earnings Per Common Share
Net income attributable to Verizon	$2.76	$5.06	$5.32
Weighted-average shares outstanding (in millions)	4,211	4,202	4,148

Diluted Earnings Per Common Share
Net income attributable to Verizon	$2.75	$5.06	$5.32
Weighted-average shares outstanding (in millions)	4,215	4,204	4,150
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2023	2022	2021

Net Income	$12,095	$21,748	$22,618
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $6, $(13) and $(17)	62	(153)	(141)
Unrealized gain (loss) on cash flow hedges, net of tax of $(30), $(111) and $30	88	322	(85)
Unrealized gain (loss) on fair value hedges, net of tax of $(181), $148 and $0	536	(431)	—
Unrealized gain (loss) on marketable securities, net of tax of $(2), $8 and $3	7	(25)	(9)
Defined benefit pension and postretirement plans, net of tax of $68, $221 and $205	(208)	(651)	(621)
Other comprehensive income (loss) attributable to Verizon	485	(938)	(856)
Total Comprehensive Income	$12,580	$20,810	$21,762

Comprehensive income attributable to noncontrolling interests	$481	$492	$553
Comprehensive income attributable to Verizon	12,099	20,318	21,209
Total Comprehensive Income	$12,580	$20,810	$21,762
See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts)
At December 31,	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,065	$2,605
Accounts receivable	26,102	25,332
Less Allowance for credit losses	1,017	826
Accounts receivable, net	25,085	24,506
Inventories	2,057	2,388
Prepaid expenses and other	7,607	8,358
Total current assets	36,814	37,857

Property, plant and equipment	320,108	307,689
Less Accumulated depreciation	211,798	200,255
Property, plant and equipment, net	108,310	107,434

Investments in unconsolidated businesses	953	1,071
Wireless licenses	155,667	149,796
Goodwill	22,843	28,671
Other intangible assets, net	11,057	11,461
Operating lease right-of-use assets	24,726	26,130
Other assets	19,885	17,260
Total assets	$380,255	$379,680

Liabilities and Equity
Current liabilities
Debt maturing within one year	$12,973	$9,963
Accounts payable and accrued liabilities	23,453	23,977
Current operating lease liabilities	4,266	4,134
Other current liabilities	12,531	12,097
Total current liabilities	53,223	50,171

Long-term debt	137,701	140,676
Employee benefit obligations	13,189	12,974
Deferred income taxes	45,781	43,441
Non-current operating lease liabilities	20,002	21,558
Other liabilities	16,560	18,397
Total long-term liabilities	233,233	237,046

Commitments and Contingencies (Note 16)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,631	13,420
Retained earnings	82,915	82,380
Accumulated other comprehensive loss	(1,380)	(1,865)
Common stock in treasury, at cost (87,172,997 and 91,572,258 shares outstanding)	(3,821)	(4,013)
Deferred compensation – employee stock ownership plans (ESOPs) and other	656	793
Noncontrolling interests	1,369	1,319
Total equity	93,799	92,463
Total liabilities and equity	$380,255	$379,680
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2023	2022	2021

Cash Flows from Operating Activities
Net Income	$12,095	$21,748	$22,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,624	17,099	16,206
Employee retirement benefits	1,206	(2,046)	(3,391)
Deferred income taxes	2,388	2,973	4,264
Provision for expected credit losses	2,214	1,611	789
Equity in losses (earnings) of unconsolidated businesses, net of dividends received	84	(10)	36
Verizon Business Group goodwill impairment	5,841	—	—
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses:
Accounts receivable	(2,198)	(1,978)	(1,592)
Inventories	287	627	(905)
Prepaid expenses and other	(435)	928	150
Accounts payable and accrued liabilities and Other current liabilities	2,079	(33)	1,457
Other, net	(3,710)	(3,778)	(93)
Net cash provided by operating activities	37,475	37,141	39,539

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(18,767)	(23,087)	(20,286)
Cash received (paid) related to acquisitions of businesses, net of cash acquired	(30)	248	(4,065)
Acquisitions of wireless licenses	(5,796)	(3,653)	(47,596)
Collateral receipts (payments) related to derivative contracts, net	880	(2,265)	(21)
Proceeds from disposition of business	—	33	4,122
Other, net	281	62	693
Net cash used in investing activities	(23,432)	(28,662)	(67,153)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	2,018	7,074	33,034
Proceeds from asset-backed long-term borrowings	6,594	10,732	8,383
Net proceeds from (repayments of) short-term commercial paper	(150)	106	—
Repayments of long-term borrowings and finance lease obligations	(6,181)	(8,616)	(14,063)
Repayments of asset-backed long-term borrowings	(4,443)	(4,948)	(4,800)
Dividends paid	(11,025)	(10,805)	(10,445)
Other, net	(1,470)	(2,072)	(3,832)
Net cash provided by (used in) financing activities	(14,657)	(8,529)	8,277

Decrease in cash, cash equivalents and restricted cash	(614)	(50)	(19,337)
Cash, cash equivalents and restricted cash, beginning of period	4,111	4,161	23,498
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,497	$4,111	$4,161
See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Equity
Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts, and shares in thousands)
Years Ended December 31,		2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance at beginning of year	4,291,434	$429	4,291,434	$429	4,291,434	$429
Balance at end of year	4,291,434	429	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,420		13,861		13,404
Other		211		(441)		457
Balance at end of year		13,631		13,420		13,861

Retained Earnings
Balance at beginning of year		82,380		71,993		60,464
Net income attributable to Verizon		11,614		21,256		22,065
Dividends declared ($2.635, $2.585, $2.535 per share)		(11,082)		(10,860)		(10,532)
Other		3		(9)		(4)
Balance at end of year		82,915		82,380		71,993

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		(1,865)		(927)		(71)
Foreign currency translation adjustments		62		(153)		(141)
Unrealized gain (loss) on cash flow hedges		88		322		(85)
Unrealized gain (loss) on fair value hedges		536		(431)		—
Unrealized gain (loss) on marketable securities		7		(25)		(9)
Defined benefit pension and postretirement plans		(208)		(651)		(621)
Other comprehensive income (loss)		485		(938)		(856)
Balance at end of year attributable to Verizon		(1,380)		(1,865)		(927)

Treasury Stock
Balance at beginning of year	(91,572)	(4,013)	(93,635)	(4,104)	(153,304)	(6,719)
Employee plans (Note 14)	4,380	191	2,048	90	2,057	90
Shareholder plans (Note 14)	19	1	15	1	15	1
Acquisitions (Note 3)	—	—	—	—	57,597	2,524
Balance at end of year	(87,173)	(3,821)	(91,572)	(4,013)	(93,635)	(4,104)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		793		538		335
Restricted stock equity grant		296		423		369
Amortization		(433)		(168)		(166)
Balance at end of year		656		793		538

Noncontrolling Interests
Balance at beginning of year		1,319		1,410		1,430
Total comprehensive income		481		492		553
Distributions and other		(431)		(583)		(573)
Balance at end of year		1,369		1,319		1,410
Total Equity		$93,799		$92,463		$83,200

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Verizon Communications Inc. and Subsidiaries

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Verizon Communications Inc. (the Company) is a holding company that, acting through its subsidiaries (together with the Company, collectively, Verizon), is one of the world’s leading providers of communications, technology, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our fifth-generation (5G) or fourth-generation (4G) Long-Term Evolution (LTE) networks as an alternative to traditional landline internet access. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world. During the first quarter of 2023, Verizon reorganized the customer groups within its Business segment. See Note 13 for additional information.

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

Use of Estimates
We prepare our financial statements using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to public health crises and related economic implications. Actual results could differ significantly from those estimates.

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

Revenue Recognition
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment. These services include a variety of communication and connectivity services for our Consumer and Business customers including other carriers that use our facilities to provide services to their customers, as well as professional and integrated managed services for our large enterprise and government customers. We account for these revenues under Topic 606.

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

Equipment
We sell wireless devices and accessories under the Verizon brand and other brands. Equipment revenue is generally recognized when the products are delivered to and accepted by the customer, as this is when control passes to the customer. In addition to offering the sale of equipment on a standalone basis, we have two primary offerings through which customers pay for a wireless device, in connection with a service contract: fixed-term plans (for our Business customers) and device payment plans.

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

There was a total of approximately 4.2 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the year ended December 31, 2023. There were a total of approximately 1.9 million and 1.7 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the years ended December 31, 2022 and 2021, respectively.

Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and includes amounts held in money market funds.

Cash collections on the receivables and on the underlying receivables related to the participation interest collateralizing our asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our consolidated balance sheets.

Cash, cash equivalents and restricted cash are included in the following line items in the consolidated balance sheets:

	(dollars in millions)
At December 31,	2023	2022	Increase / (Decrease)
Cash and cash equivalents	$2,065	$2,605	$(540)
Restricted cash:
Prepaid expenses and other	1,244	1,343	(99)
Other assets	188	163	25
Cash, cash equivalents and restricted cash	$3,497	$4,111	$(614)

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

Allowance for Credit Losses
Accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The gross amount of accounts receivable and corresponding allowance for credit losses are presented separately in the consolidated balance sheets. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as management’s expectations of conditions in the future, as applicable. Our allowance for credit losses is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

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

Property, Plant and Equipment and Depreciation
We record property, plant and equipment at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

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

See Note 6 for additional information related to leases, including disclosure required under Topic 842.

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

Employee Benefit Plans
Pension and postretirement health care and life insurance benefits earned during the year, as well as interest on projected benefit obligations, are accrued. Prior service costs and credits resulting from changes in plan benefits are generally amortized over the average remaining service period of the employees expected to receive benefits. Expected return on plan assets is determined by applying the return on assets assumption to the actual fair value of plan assets. Actuarial gains and losses are recognized in Other income (expense), net in the year in which they occur. These gains and losses are measured annually as of December 31 and upon a remeasurement event. Verizon management employees no longer earn pension benefits or earn service towards the Company retiree medical subsidy. See Note 11 for additional information.

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

Recently Issued Accounting Standards
The following Accounting Standards Updates (ASUs) have been recently issued by the Financial Accounting Standards Board (FASB).

Description	Effect on Financial Statements
ASU 2023-07, Segment Reporting (Topic 280)
In November 2023, the FASB issued this standard update which requires additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A retrospective transition approach is required. Early adoption of this standard is permitted.

Upon adoption of this standard, we expect to include the required disclosures in our notes to the financial statements for our segment reporting. This standard update will not affect our operating results.

ASU 2023-09, Income Taxes (Topic 740)
In December 2023, the FASB issued this standard update which requires enhanced disclosures primarily related to rate reconciliation and income taxes paid information. The standard is effective for annual periods beginning after December 15, 2024. A prospective transition approach should be applied; however, a retrospective application is permitted. Early adoption of this standard is permitted.
Upon adoption of this standard, we expect to include the required disclosures in our notes to the financial statements for our income taxes. This standard update will not affect our operating results.

Note 2. Revenue and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.
Revenue by Category
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. Revenue is disaggregated by products and services within Consumer, and customer groups (Enterprise and Public Sector, Business Markets and Other, and Wholesale) within Business. See Note 13 for additional information on revenue by segment, including Corporate and other.

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement. We have elected the practical expedient within Topic 842, to combine the lease and non-lease components for those customer arrangements under Topic 606 that involve customer premise equipment where we are the lessor. Revenues from arrangements that were not accounted for under Topic 606 were approximately $2.9 billion, $3.2 billion and $3.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At December 31, 2023, month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and approximately 94% of our wireline Consumer and our Business Markets and Other contracts, compared to December 31, 2022, for which month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and 92% of our wireline Consumer and our Business Markets and Other contracts.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately thirty years ending in September 2053 and have aggregate contract minimum payments totaling $2.1 billion.

At December 31, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for 2024, 2025 and thereafter was $25.7 billion, $18.7 billion and $7.5 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At December 31,	At December 31,
(dollars in millions)	2023	2022
Accounts Receivable(1)	$9,760	$11,274
Device payment plan agreement receivables(2)	18,528	16,648
(1) Balances do not include receivables related to the following: activity associated with certain vendor agreements, leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and device payment plan agreement receivables presented separately.
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

Contract assets remained relatively flat during the year ended December 31, 2023.

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

Contract liabilities increased $668 million during the year ended December 31, 2023. The change in contract liabilities was primarily due to increases in sales promotions recognized over time and upfront fees.

Revenue recognized during the years ended December 31, 2023 and 2022 related to contract liabilities existing at January 1, 2023 and 2022 were $4.9 billion and $5.0 billion, respectively, as performance obligations related to services were satisfied.

The balance of contract assets and contract liabilities recorded in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2023	2022
Assets
Prepaid expenses and other	$546	$656
Other assets	268	207
Total Contract Assets	$814	$863

Liabilities
Other current liabilities	$6,955	$6,583
Other liabilities	1,947	1,651
Total Contract Liabilities	$8,902	$8,234

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

The balances of deferred contract costs included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2023	2022
Assets
Prepaid expenses and other	$2,756	$2,629
Other assets	2,639	2,475
Total	$5,395	$5,104

For the years ended December 31, 2023 and 2022, we recognized expense of $3.2 billion and $3.0 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were insignificant impairment charges recognized for the year ended December 31, 2023. There were no impairment charges recognized for the year ended December 31, 2022.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. Verizon paid $45.5 billion for the licenses it won, of which $44.6 billion was paid in the first quarter of 2021. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.6 billion. During 2023 and 2022, we made payments of $4.3 billion and $1.6 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. During 2021, we made payments of $1.3 billion primarily related to certain obligations for clearing costs. We expect to continue to make payments of approximately $400 million for the remaining obligations through 2024. The final timing and amounts of these payments could differ based on the actual amount of incumbent holders’ reimbursement claims and the speed with which those claims are approved and processed. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

In March 2022, Verizon signed agreements with satellite operators in which operators agreed to clear C-Band spectrum in certain markets and frequencies ahead of the previously expected timeframe. During 2022, Verizon incurred costs associated with these agreements of approximately $340 million, of which $310 million was paid as of December 31, 2022 and the remainder was paid in 2023. This early clearance accelerated Verizon's access to more spectrum in a number of key markets to support its 5G network initiatives.

Business Acquisitions and Divestitures
TracFone Wireless, Inc.
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone Wireless, Inc. (TracFone). Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of common stock of the Company valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 9 for additional information. The contingent consideration payable is based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. Contingent consideration payments were completed in January of 2024.

During 2023 and 2022, Verizon made payments of $257 million and $188 million, respectively, related to the contingent consideration, which is reflected in Cash flows from financing activities in our consolidated statements of cash flows.

During 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date.

Verizon Media Divestiture
On September 1, 2021, we completed the sale of Verizon Media. As of the close of the transaction, cash proceeds, the fair value of the non-convertible preferred limited partnership units of an affiliate of Apollo Global Management Inc. (the Apollo Affiliate) and the fair value of 10% of the fully-diluted common limited partnership units of the Apollo Affiliate were $4.3 billion, $496 million, and $124 million, respectively. We recorded a pre-tax gain on sale of approximately $1.0 billion (after-tax $1.0 billion) in Selling general and administrative expense in our consolidated statement of income for the year ended December 31, 2021. In addition, we incurred $346 million of various costs associated with this disposition which are primarily recorded in Selling general and administrative expense in our consolidated statement of income for the year ended December 31, 2021.

Under our ownership, Verizon Media generated revenues from contracts with customers under Topic 606 of approximately $5.3 billion for the year ended December 31, 2021, reflected within our Corporate and Other segment.

Note 4. Wireless Licenses, Goodwill and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	(dollars in millions)
At December 31,	2023	2022
Wireless licenses	$155,667	$149,796

During 2023 and 2022, we made payments of $4.3 billion and $1.6 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives for wireless licenses in connection with Auction 107. During 2022, we made additional payments of $310 million related to accelerated clearing agreements for C-Band spectrum. See Note 3 for additional information.

At December 31, 2023 and 2022, approximately $15.0 billion and $41.7 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $1.4 billion and $1.7 billion of capitalized interest on wireless licenses for the years ended December 31, 2023 and 2022, respectively.

During 2023 and 2022, we renewed various wireless licenses in accordance with FCC regulations with an average renewal period of 10 years and 15 years, respectively. See Note 1 for additional information.

As discussed in Note 1, we test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. In 2023 and 2022, we performed a qualitative impairment assessment, which indicated it was more likely than not that the fair value of our wireless licenses remained above their carrying amount and, therefore, did not result in an impairment.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

			(dollars in millions)
	Consumer	Business	Other	Total
Balance at January 1, 2022	$21,042	$7,515	$46	$28,603
Acquisitions(1)	100	—	—	100
Reclassifications, adjustments and others(2)	—	(13)	(19)	(32)
Balance at December 31, 2022(3)	21,142	7,502	27	28,671
Acquisitions	35	—	—	35
Verizon Business Group goodwill impairment	—	(5,841)	—	(5,841)
Reclassifications, adjustments and other(4)	—	5	(27)	(22)
Balance at December 31, 2023(5)	$21,177	$1,666	$—	$22,843
(1) Changes in goodwill due to acquisitions is related to TracFone. See Note 3 for additional information.
(2) Includes a goodwill impairment charge of $16 million related to an early stage development company presented within Other, recorded in Selling, general and administrative expense in our consolidated statement of income for the year ended December 31, 2022.
(3) Goodwill balances are net of an accumulated impairment charge of $16 million presented within both Other and Total at December 31, 2022.
(4) Includes a goodwill impairment charge of $27 million related to non-strategic businesses presented within Other, recorded in Selling, general and administrative expense in our consolidated statement of income for the year ended December 31, 2023.
(5) Goodwill balances are net of accumulated impairment charges of $5.8 billion, $43 million and $5.9 billion presented within Business, Other and Total, respectively, at December 31, 2023.

During the fourth quarter of 2023, we performed a qualitative impairment assessment for our Consumer reporting unit. Our qualitative impairment assessment indicated that it was more likely than not that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment.

During the fourth quarter of 2023, we performed a quantitative impairment assessment for our Business reporting unit given the low excess of fair value over carrying value identified in our prior annual impairment assessment and increased competitive and market pressures experienced throughout 2023. These pressures have resulted in lower projected cash flows primarily driven by secular declines in wireline services and products across our Business customer groups. In connection with Verizon’s annual budget process in the fourth quarter, leadership completed a comprehensive five-year strategic planning review of our Business reporting unit resulting in declines in financial projections driven by market dynamics as compared to the prior year five-year strategic planning cycle. The revised projections were used as a key input into the Business reporting unit’s annual goodwill impairment test performed in the fourth quarter. In addition, changes in the macroeconomic environment, including interest rate and inflationary pressures have also impacted the fair value of the reporting unit.

We applied a combination of a market approach and a discounted cash flow method, as a form of the income approach, reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which resulted in the determination that the fair value of our Business reporting unit was less than its carrying amount. As a result, in the fourth quarter of 2023, we recorded a non-cash goodwill impairment charge of approximately $5.8 billion ($5.8 billion after-tax) in our consolidated statement of income.

We performed a qualitative impairment assessment for our Consumer reporting unit in 2022. Our qualitative assessment indicated that it was more likely than not that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment. We performed a quantitative impairment assessment for our Business reporting unit in 2022. At the goodwill impairment measurement date of October 31, 2022, our quantitative assessment indicated that the fair value for our Business reporting unit exceeded its carrying amount and, therefore, did not result in an impairment.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

				(dollars in millions)
			2023			2022
At December 31,	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,335	$(2,193)	$2,142	$4,335	$(1,646)	$2,689
Non-network internal-use software (7 years)	25,524	(17,949)	7,575	23,421	(16,397)	7,024
Other (4 to 25 years)	2,656	(1,316)	1,340	2,806	(1,058)	1,748
Total	$32,515	$(21,458)	$11,057	$30,562	$(19,101)	$11,461

The amortization expense for Other intangible assets was as follows:

Years	(dollars in millions)
2023	$2,687
2022	2,507
2021	2,087

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2024	$2,640
2025	2,356
2026	2,116
2027	1,569
2028	1,163

Note 5. Property, Plant and Equipment
The following table displays the details of Property, plant and equipment, which is stated at cost:

		(dollars in millions)
At December 31,	Lives (years)	2023	2022
Land	-	$751	$747
Buildings and equipment	7 to 45	36,940	35,382
Central office and other network equipment	3 to 15	170,161	162,001
Antennas, cable, conduit, poles and towers	4 to 50	78,355	75,622
Leasehold improvements	5 to 20	10,355	10,159
Work in progress	-	12,092	12,889
Furniture, vehicles and other	3 to 20	11,454	10,889
		320,108	307,689
Less accumulated depreciation		211,798	200,255
Property, plant and equipment, net		$108,310	$107,434

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

The components of net lease cost were as follows:

		(dollars in millions)
Years Ended December 31,	Classification	2023	2022	2021
Operating lease cost(1)	Cost of services Selling, general and administrative expense	$5,432	$5,345	$5,248
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	259	224	259
Interest on lease liabilities	Interest expense	69	36	34
Short-term lease cost(1)	Cost of services Selling, general and administrative expense	29	23	21
Variable lease cost(1)	Cost of services Selling, general and administrative expense	313	294	307
Sublease income	Service revenues and other	(210)	(199)	(193)
Total net lease cost		$5,892	$5,723	$5,676
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

Supplemental disclosure for the statements of cash flows related to operating and finance leases were as follows:

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(4,929)	$(4,490)	$(4,658)
Operating cash flows for finance leases	(69)	(36)	(34)
Cash Flows from Financing Activities
Financing cash flows for finance leases	(612)	(449)	(394)
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	2,634	2,392	9,778
Right-of-use assets obtained in exchange for new finance lease liabilities	968	832	461

Supplemental disclosures for the balance sheet related to finance leases were as follows:

	(dollars in millions)
At December 31,	2023	2022
Assets
Property, plant and equipment, net	$1,459	$1,138

Liabilities
Debt maturing within one year	$753	$565
Long-term debt	1,338	1,167
Total Finance lease liabilities	$2,091	$1,732

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At December 31,	2023	2022
Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	3	4
Weighted-average discount rate
Operating leases	3.6%	3.2%
Finance leases	2.9%	2.5%

The following table presents the maturity analysis of operating and finance lease liabilities as of December 31, 2023:

		(dollars in millions)
Years	Operating Leases	Finance Leases
2024	$4,763	$793
2025	4,416	665
2026	4,065	424
2027	3,744	217
2028	2,406	94
Thereafter	9,008	61
Total lease payments	28,402	2,254
Less interest	4,134	163
Present value of lease liabilities	24,268	2,091
Less current obligation	4,266	753
Long-term obligation at December 31, 2023	$20,002	$1,338

As of December 31, 2023, we have contractually obligated lease payments amounting to $1.7 billion primarily for office facility operating leases and small cell colocation and fiber operating leases that have not yet commenced. We have legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. We have certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Note 7. Debt
Outstanding long-term debt obligations as of December 31, 2023 and 2022 are as follows:

			(dollars in millions)
At December 31,	Maturities	Interest Rates %	2023	2022
Verizon Communications	< 5 Years	0.75 - 6.94	$33,316	$23,929
	5-10 Years	1.50 - 7.88	37,229	42,637
	> 10 Years	1.13 - 8.95	55,355	60,134
	< 5 Years	Floating(1)	2,099	2,992
	5-10 Years	Floating(1)	2,029	3,029
Alltel Corporation	5-10 Years	6.80 - 7.88	94	94
Operating telephone company subsidiaries—debentures	< 5 Years	6.00 - 6.50	79	—
	5-10 Years	5.13 - 8.75	535	475
	> 10 Years	5.13	—	139
Other subsidiaries—asset-backed debt	< 5 Years	0.41 - 6.09	14,048	9,767
	< 5 Years	Floating(1)	8,163	10,271
Finance lease obligations (average rate of 2.9% and 2.5% in 2023 and 2022, respectively)(2)			2,091	1,732
Vendor financing arrangements(2)			64	—
Unamortized discount, net of premium			(3,812)	(4,039)
Unamortized debt issuance costs			(616)	(671)
Total long-term debt, including current maturities			150,674	150,489
Less long-term debt maturing within one year			12,973	9,813
Total long-term debt			$137,701	$140,676

Long-term debt maturing within one year			$12,973	$9,813
Add commercial paper			—	150
Debt maturing within one year			12,973	9,963
Add long-term debt			137,701	140,676
Total debt			$150,674	$150,639
(1) For the period ending December 2023, the debt obligations bore interest at floating rates, including floating rates associated with the Secured Overnight Financing Rate (SOFR) for the interest period plus an applicable interest margin per annum. Floating rates associated with SOFR for the interest payments made in December 2023 ranged from 5.338% to 6.142%. For the period ending December 2022, the debt obligations bore interest at a floating rate associated with SOFR for the interest period or the London Interbank Offered Rate plus an applicable interest margin per annum, as applicable.
(2) Finance lease and vendor financing obligations are part of alternative financing arrangements.

Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding finance lease obligations and unamortized debt issuance costs, at December 31, 2023 are as follows:

Years	(dollars in millions)
2024	$12,253
2025	17,783
2026	10,586
2027	7,198
2028	12,467
Thereafter	88,912

During 2023, we received $8.6 billion of proceeds from long-term borrowings, which included $6.6 billion of proceeds from asset-backed debt transactions. The net proceeds were primarily used for general corporate purposes including the repayment of debt and the funding of certain renewable energy projects. We used $10.6 billion of cash to repay and repurchase long-term borrowings and finance lease obligations, including $4.4 billion to prepay and repay asset-backed, long-term borrowings. The net proceeds of approximately $1.0 billion from the notes issued in 2023 are expected to be used to fund certain renewable energy projects.

During 2022, we received $17.8 billion of proceeds from long-term borrowings, which included $10.7 billion of proceeds from asset-backed debt transactions. The net proceeds were primarily used for general corporate purposes including the repayment of debt and the funding of certain renewable energy projects. We used $13.6 billion of cash to repay, redeem and repurchase long-term borrowings and finance lease obligations, including $4.9 billion to prepay and repay asset-backed, long-term borrowings. The net proceeds of approximately $1.0 billion from the notes issued in 2022 were used to fund certain renewable energy projects.

2023 Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the year ended December 31, 2023.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Verizon 2.550% - 5.050% notes and floating rate notes, due 2024 - 2036	$2,579	$2,471
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased		Amount Paid(1)
Verizon 3.500% notes and floating rate notes due 2023(2)	A$	1,050	$850
Verizon 0.375% bonds due 2023(2)	CHF	600	633
Open market repurchases of various Verizon notes(3)		$774	539
Total			$2,022
(1) Represents amount paid to repay or repurchase, including any accrued interest. In addition, for securities denominated in a currency other than the U.S. dollar, amount paid is shown on a U.S. dollar equivalent basis.
(2) U.S. dollar amount paid represents the amount payable at maturity per the derivatives entered into in connection with the transaction. See Note 9 for additional information on cross currency swap transactions related to the repayment.
(3) During 2023, we recorded gains of $235 million in connection with the open market repurchases, which were reflected within Other income (expense), net in our consolidated statement of income.

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds(1)
Verizon 5.050% notes due 2033(2)	$1,000	$994
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

Short-Term Borrowing and Commercial Paper Program
In March 2023, we entered into and fully drew from a $500 million short-term revolving credit facility. In July 2023, the short-term revolving credit facility matured and was fully repaid. As of December 31, 2023, we had no short-term borrowing outstanding.

In 2023, we issued $15.9 billion in commercial paper and we repaid $16.1 billion of commercial paper. As of December 31, 2023, we had no commercial paper outstanding. These transactions are reflected within Cash flows from financing activities in our consolidated statements of cash flows on a net basis.

Asset-Backed Debt
As of December 31, 2023, the carrying value of our asset-backed debt was $22.2 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred receivables and participation interest, and future collections on such receivables and underlying receivables related to such participation interest. These receivables and participation interest transferred to the ABS Entities and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of certain receivables and participation interest, and other obligations arising from our asset-backed debt transactions, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors or Banks, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt, but do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, the Company has agreed to guarantee certain of the payment obligations of Cellco and the Originators to the ABS Entities.

Cash collections on the receivables and on the underlying receivables related to the participation interest collateralizing our asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our consolidated statements of cash flows. The asset-backed debt issued is included in Debt maturing within one year and Long-term debt in our consolidated balance sheets.

ABS Notes
During the year ended December 31, 2023, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2023
Series 2023-1
A Senior class notes	4.490	2.98	$891
B Junior class notes	4.740	2.98	—
C Junior class notes	4.980	2.98	41
January 2023 total			932

April 2023
Series 2023-2
A Senior class notes	4.890	1.99	891
B Junior class notes	5.130	1.99	—
C Junior class notes	5.380	1.99	41

Series 2023-3
A Senior class notes	4.730	4.99	268
B Junior class notes	4.970	4.99	—
C Junior class notes	5.220	4.99	12
April 2023 total			1,212

June 2023
Series 2023-4
A-1a Senior fixed rate class notes	5.160	2.97	538
A-1b Senior floating rate class notes	Compounded SOFR + 0.850	2.97	175
B Junior class notes	5.400	2.97	—
C Junior class notes	5.650	2.97	33
June 2023 total			746

September 2023
Series 2023-5
A-1a Senior fixed rate class notes	5.610	2.00	265
A-1b Senior floating rate class notes	Compounded SOFR + 0.680	2.00	114
B Junior class notes	5.850	2.00	—
C Junior class notes	6.090	2.00	17

Series 2023-6
A Senior class notes	5.350	5.00	557
B Junior class notes	5.590	5.00	—
C Junior class notes	5.840	5.00	—
September 2023 total			953

November 2023
Series 2023-7
A-1a Senior fixed rate class notes	5.670	3.00	435
A-1b Senior floating rate class notes	Compounded SOFR + 0.950	3.00	100
B Junior class notes	5.960	3.00	41
C Junior class notes	6.210	3.00	—
November 2023 total			576
Total			$4,419

Under the terms of each series of ABS Notes outstanding as of December 31, 2023, there is a revolving period of up to 18 months, two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS

Entity. During the year ended December 31, 2023, we made aggregate principal repayments of $3.7 billion in connection with anticipated redemptions of ABS Notes and notes that have entered the amortization period, including payments in connection with any note redemptions. During the year ended December 31, 2022, we made aggregate principal repayments of $4.3 billion in connection with ABS Notes that have entered the amortization period, including payments in connection with any note redemptions.

In January 2024, we issued $1.9 billion aggregate principal amount of two series of senior and junior ABS Notes, with a blended interest rate of approximately 4.867% and 5.028%, through an ABS Entity. In addition, in connection with an anticipated redemption of ABS Notes, we made a principal repayment, in whole, for $408 million.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in December 2021 and previously renewed in 2022 (2021 ABS Financing Facility), we borrowed an additional $325 million in March 2023 and prepaid an aggregate of $700 million in April 2023. In December 2023, we renewed the loan agreements in connection with the 2021 ABS Financing Facility which reset the revolving periods by 18 months, and we borrowed an additional $925 million. The aggregate outstanding balance under the 2021 ABS Financing Facility was $8.5 billion as of December 31, 2023. In January 2024, we prepaid an aggregate of $900 million under the loan agreements outstanding in connection with the 2021 ABS Financing Facility.

In March 2023, we borrowed an additional $500 million under the loan agreement outstanding in connection with the ABS Financing Facility that we originally entered into in 2022 (2022 ABS Financing Facility). In December 2023, we renewed the loan agreement in connection with the 2022 ABS Financing Facility which reset the revolving period by one year, and we borrowed an additional $450 million. The aggregate outstanding balance under the 2022 ABS Financing Facility was $3.0 billion as of December 31, 2023.

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

The assets and liabilities related to our asset-backed debt arrangements included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2023	2022
Assets
Accounts receivable, net	$14,550	$13,906
Prepaid expenses and other	1,288	1,409
Other assets	11,682	9,894

Liabilities
Accounts payable and accrued liabilities	29	22
Debt maturing within one year	7,483	6,809
Long-term debt	14,700	13,199

The Accounts receivable, net amount above does not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 8 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At December 31, 2023
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2026	$9,500	$9,457	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	6,618
Total		$20,500	$9,457	$6,618
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of December 31, 2023, there have been no drawings against the $9.5 billion revolving credit facility since its inception.
(2) During 2023 and 2022, we drew down $1.0 billion and $3.0 billion, respectively, from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the years ended December 31, 2023, 2022 and 2021, we financed, primarily through alternative financing arrangements, the purchase of approximately $1.3 billion, $832 million, and $461 million, respectively, of long-lived assets consisting primarily of network equipment. As of December 31, 2023 and 2022, $2.2 billion and $1.7 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our consolidated statements of cash flows.

Net Debt Extinguishment Gains (Losses)
During the year ended December 31, 2023, we recorded net debt extinguishment gains of $308 million. During the years ended December 31, 2022 and 2021, we recorded net debt extinguishment losses of $1.1 billion and $3.6 billion, respectively. The net gains and losses are recorded in Other income (expense), net in our consolidated statements of income. The total gains and losses are reflected within Other, net cash flow from operating activities, and the portion of the gains and losses representing cash payments are reflected within Other, net cash flow from financing activities in our consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of December 31, 2023, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 8. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our consolidated balance sheet:

	At December 31, 2023
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$13,732	$5,352	$7,018	$26,102
Less Allowance for credit losses	559	213	245	1,017
Accounts receivable, net of allowance	$13,173	$5,139	$6,773	$25,085
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at December 31, 2023 and December 31, 2022 are net device payment plan agreement receivables and net wireless service receivables of $26.1 billion and $23.6 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our consolidated balance sheets. Included in Accounts receivable, net at December 31, 2023 are net other receivables of $911 million, on which a participation interest has been transferred to ABS Entities and continue to be reported in our consolidated balance sheet. See Note 7 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our consolidated balance sheets:

	(dollars in millions)
At December 31,	2023	2022
Device payment plan agreement receivables, gross	$29,206	$26,188
Unamortized imputed interest	(758)	(479)
Device payment plan agreement receivables, at amortized cost	28,448	25,709
Allowance(1)	(1,151)	(881)
Device payment plan agreement receivables, net	$27,297	$24,828

Classified in our consolidated balance sheets:
Accounts receivable, net	$13,173	$12,929
Other assets	14,124	11,898
Device payment plan agreement receivables, net	$27,297	$24,828
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

Promotions
In connection with certain device payment plan agreements, we may offer a promotion to allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation. We recognize a liability measured at fair value for the customer’s right to trade in the device which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. At December 31, 2023 and December 31, 2022, the amount of the guarantee liability was insignificant and $54 million, respectively.

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At December 31, 2023 and December 31, 2022, the amount of trade-in liability was $566 million and $562 million, respectively.

In addition, we may provide the customer with additional future billing credits that will be applied against the customer’s monthly bill as long as service is maintained. These future billing credits are accounted for as consideration payable to a customer and are included in the determination of total transaction price, resulting in a contract liability.

Device payment plan agreement receivables, net, disclosed in the table above, does not reflect the trade-in liability, additional future credits or the guarantee liability.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the twelve months ended December 31, 2023, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2023	2022	2021 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$3,232	$1,332	$92	$4,656
Existing customers	14,120	9,083	589	23,792
Total	$17,352	$10,415	$681	$28,448
Gross write-offs
New customers	$366	$403	$58	$827
Existing customers	50	227	97	374
Total	$416	$630	$155	$1,201
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on December 31, 2023.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the twelve months ended December 31, 2023, by year of origination:

	Year of Origination
(dollars in millions)	2023	2022 and prior	Total
Wireless service receivables, at amortized cost	$5,307	$45	$5,352
Gross write-offs	317	153	470

The data presented in the table above was last updated on December 31, 2023.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2023	$881	$143
Current period provision for expected credit losses	1,439	502
Write-offs charged against the allowance	(1,201)	(470)
Recoveries collected	32	38
Balance at December 31, 2023	$1,151	$213
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

(dollars in millions)	At December 31, 2023
Unbilled	$27,174
Billed:
Current	1,000
Past due	274
Device payment plan agreement receivables, at amortized cost	$28,448

Note 9. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

			(dollars in millions)
	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$25	$—	$25
Cross currency swaps	—	4	—	4
Foreign exchange forwards	—	4	—	4
Interest rate caps	—	37	—	37
Other assets:
Fixed income securities	—	254	—	254
Cross currency swaps	—	758	—	758
Interest rate caps	—	7	—	7
Total	$—	$1,089	$—	$1,089

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$823	$—	$823
Cross currency swaps	—	294	—	294
Interest rate caps	—	37	—	37
Foreign exchange forwards	—	1	—	1
Contingent consideration	—	—	52	52
Other liabilities:
Interest rate swaps	—	3,648	—	3,648
Cross currency swaps	—	1,791	—	1,791
Interest rate caps	—	7	—	7
Total	$—	$6,601	$52	$6,653
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the carrying amount of our investments without readily determinable fair values was $764 million and $804 million, respectively. During 2023, there were insignificant adjustments due to observable price changes and insignificant impairment charges. Cumulative adjustments due to observable price changes and impairment charges were approximately $209 million and $98 million, respectively.

Verizon has a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value is calculated using a probability-weighted discounted cash flow model and represents a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability is remeasured to fair value. During 2023 and 2022, we made payments of $257 million and $188 million, respectively, related to the contingent consideration. The payments were completed in January of 2024. See Note 3 for additional information.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2022	$148,906	$84,385	$54,656	$—	$139,041
At December 31, 2023	148,583	86,806	58,804	—	145,610

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

		(dollars in millions)
At December 31,	2023	2022
Interest rate swaps	$26,071	$26,071
Cross currency swaps	33,526	34,976
Foreign exchange forwards	1,050	920

The following tables summarize the activities of our designated derivatives:

	(dollars in millions)
Years Ended December 31,	2023	2022
Interest Rate Swaps:
Notional value entered into	$—	$7,155
Notional value settled	—	863
Pre-tax gain recognized in Interest expense	1	2
Cross Currency Swaps:
Notional value entered into	—	2,474
Notional value settled	1,450	—
Pre-tax loss recognized in Other comprehensive income (loss)(1)	N/A	(430)
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	1,119	(1,373)
Pre-tax gain (loss) on hedged debt recognized in Interest expense	(1,119)	1,373
Excluded components recognized in Other comprehensive income (loss)	826	(498)
Initial value of the excluded component amortized into Interest expense	109	81
Forward Starting Interest Rate Swaps:
Notional value entered into	—	—
Notional value settled	—	1,000
Pre-tax gain recognized in Other comprehensive income (loss)	—	196
Treasury Rate Locks:
Notional value entered into	500	—
Notional value settled	500	—
Pre-tax gain recognized in Other comprehensive income (loss)	5	—
N/A - not applicable
(1) Represents amounts recorded under the cash flow hedge model. These instruments were re-designated as fair value hedges on March 31, 2022.

		(dollars in millions)
Years Ended December 31,	2023	2022
Other, net Cash Flows from Operating Activities:
Cash received for settlement of interest rate swaps	$—	$40
Cash paid for settlement of forward starting interest rate swaps	—	(107)
Cash received for settlement of treasury rate locks	5	—
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	(67)	—

The following table displays the amounts recorded in Long-term debt in our consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	(dollars in millions)
At December 31,	2023	2022
Carrying amount of hedged liabilities	$21,838	$21,741
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,354)	(4,512)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	400	488

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

On March 31, 2022, we elected to de-designate our cross currency swaps as cash flow hedges and re-designated these swaps as fair value hedges. For these hedges, we have elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. We estimate that $104 million will be amortized into Interest expense within the next 12 months.

In addition to the previously mentioned cross currency swaps, we have executed additional cross currency swaps to exchange Euro-denominated cash flows into U.S. dollars to fix our cash payments in U.S. dollars. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the years ended December 31, 2023 and 2022, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive income (loss). Unrealized gains or losses on excluded components are recorded in Other comprehensive income (loss) and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. During the years ended December 31, 2023 and 2022, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 14 for additional information.

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

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both December 31, 2023 and 2022.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	(dollars in millions)
Years Ended December 31,	2023	2022
Foreign Exchange Forwards:
Notional value entered into	$11,175	$10,689
Notional value settled	11,045	10,701
Pre-tax gain (loss) recognized in Other income (expense), net	25	(97)
Swaptions:
Notional value sold	—	1,000
Notional value settled	—	1,000
Pre-tax loss recognized in Interest expense	—	(33)

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both December 31, 2023 and 2022, we did not hold any collateral. At December 31, 2023 and 2022, we posted $1.4 billion and $2.3 billion, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 10. Stock-Based Compensation
Verizon Long-Term Incentive Plan
In May 2017, our shareholders approved the 2017 Long-Term Incentive Plan (the 2017 Plan) and terminated the Company's authority to grant new awards under the Verizon 2009 Long-Term Incentive Plan (the 2009 Plan). The 2017 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. Upon approval of the 2017 Plan, we reserved for issuance under the 2017 Plan the number of shares that were remaining but not issued under the 2009 Plan. Shares subject to outstanding awards under the 2009 Plan that expire, are canceled or otherwise terminated will also be available for awards under the 2017 Plan. As of December 31, 2023, 57 million shares are reserved for future issuance under the 2017 Plan.

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

The following table summarizes Verizon’s Restricted Stock Unit and Performance Stock Unit activity:

	Restricted Stock Units		Performance Stock Units
(shares in thousands)	Equity Awards	Liability Awards	Equity Awards	Liability Awards
Outstanding January 1, 2021	6,901	19,559	4,242	9,637
Granted	4,079	16,845	5,353	1,692
Payments	(3,417)	(10,797)	—	(6,718)
Cancelled/Forfeited	(784)	(8,317)	(955)	(146)
Outstanding December 31, 2021	6,779	17,290	8,640	4,465
Granted	4,149	11,309	5,752	197
Payments	(3,313)	(6,363)	—	(2,075)
Cancelled/Forfeited	(362)	(1,627)	(567)	(2,171)
Outstanding December 31, 2022	7,253	20,609	13,825	416
Granted	13,047	17,441	2,537	12
Payments	(3,612)	(12,198)	(3,495)	(121)
Cancelled/Forfeited	(836)	(2,366)	(693)	(31)
Outstanding December 31, 2023	15,852	23,486	12,174	276
As of December 31, 2023, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $719 million and is expected to be recognized over approximately 2 years.

The equity awards granted in 2023, 2022 and 2021 have weighted-average grant date fair values of $37.53, $53.26 and $55.39 per unit, respectively. During 2023, 2022 and 2021, we paid $415 million, $433 million and $986 million, respectively, to settle RSUs and PSUs classified as liability awards.

Stock-Based Compensation Expense
After-tax compensation expense for stock-based compensation related to RSUs and PSUs described above included in Net income attributable to Verizon was $533 million, $609 million and $625 million for 2023, 2022 and 2021, respectively.

Note 11. Employee Benefits
We maintain non-contributory defined benefit pension plans for certain employees. In addition, we maintain postretirement health care and life insurance plans for certain retirees and their dependents, which are both contributory and non-contributory, and include a limit on our share of the cost for certain current and future retirees. In accordance with our accounting policy for pension and other postretirement benefits, operating expenses include service costs associated with pension and other postretirement benefits while other credits and/or charges based on actuarial assumptions, including projected discount rates, an estimated return on plan assets, and impact from health care trend rates are reported in Other income (expense), net. These estimates are updated in the fourth quarter or upon a remeasurement event, to reflect actual return on plan assets and updated actuarial assumptions. The adjustment is recognized in the income statement during the fourth quarter and upon a remeasurement event pursuant to our accounting policy for the recognition of actuarial gains and losses.

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

Obligations and Funded Status

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2023	2022	2023	2022
Change in Benefit Obligations
Beginning of year	$15,369	$20,167	$11,107	$14,710
Service cost	208	246	54	94
Interest cost	752	544	545	332
Plan amendments	—	427	(26)	4
Actuarial (gain) loss, net	5	(3,865)	757	(3,297)
Benefits paid	(1,008)	(782)	(982)	(736)
Curtailment and termination benefits	5	2	—	—
Settlements paid	(198)	(1,370)	—	—
End of year	15,133	15,369	11,455	11,107

Change in Plan Assets
Beginning of year	13,739	20,087	450	581
Actual return on plan assets	751	(4,249)	62	(87)
Company contributions	252	53	936	692
Benefits paid	(1,008)	(782)	(982)	(736)
Settlements paid	(198)	(1,370)	—	—
End of year	13,536	13,739	466	450

Funded Status - End of year	$(1,597)	$(1,630)	$(10,989)	$(10,657)

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2023	2022	2023	2022
Amounts recognized in the balance sheets
Non-current assets	$—	$4	$—	$—
Current liabilities	(42)	(48)	(685)	(718)
Non-current liabilities	(1,555)	(1,586)	(10,304)	(9,939)
Total	$(1,597)	$(1,630)	$(10,989)	$(10,657)
Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Prior service cost (benefit)	$635	$747	$(962)	$(1,355)
Total	$635	$747	$(962)	$(1,355)

The accumulated benefit obligation for all defined benefit pension plans was $15.1 billion and $15.3 billion at December 31, 2023 and 2022, respectively.

Actuarial (Gain) Loss, Net
The net actuarial loss in 2023 is primarily the result of a $534 million loss in our postretirement benefit plans due to an increase in our healthcare cost trend rate assumption used to determine the current year liabilities of our postretirement benefit plans from a weighted-average of 6.6% at December 31, 2022 to a weighted-average of 7.3% at December 31, 2023; and a $503 million loss ($288 million in our pension plans and $215 million in our postretirement benefit plans) due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 5.2% at December 31, 2022 to a weighted-average of 5.0% at December 31, 2023.

The net actuarial gain in 2022 is primarily the result of a $7.0 billion gain ($4.1 billion gain in our pension plans and $2.9 billion gain in our postretirement benefit plans) due to an increase in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 2.9% at December 31, 2021 to a weighted-average of 5.2% at December 31, 2022.

Plan Amendments
The reclassifications from the amounts recorded in Accumulated other comprehensive income (loss) as a result of collective bargaining agreements and plan amendments made in 2016, 2017, 2018 and 2022 resulted in a net decrease to net periodic benefit cost and net increase to pre-tax income of approximately $252 million, $390 million and $708 million during 2023, 2022 and 2021, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2023	2022
Accumulated benefit obligation	$15,086	$15,286
Fair value of plan assets	13,534	13,694

Information for pension plans with a projected benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2023	2022
Projected benefit obligation	$15,133	$15,328
Fair value of plan assets	13,536	13,694

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

					(dollars in millions)
	Pension			Health Care and Life
Years Ended December 31,	2023	2022	2021	2023	2022	2021
Service cost - Cost of services	$182	$216	$247	$46	$79	$94
Service cost - Selling, general and administrative expense	26	30	35	8	15	18
Service cost	208	246	282	54	94	112

Amortization of prior service cost (credit)	112	82	61	(419)	(530)	(894)
Expected return on plan assets	(1,013)	(1,119)	(1,234)	(31)	(27)	(22)
Interest cost	752	544	394	545	332	289
Remeasurement loss (gain), net	266	1,505	(1,419)	726	(3,182)	(960)
Curtailment and termination benefits	—	2	—	—	—	—
Other components	117	1,014	(2,198)	821	(3,407)	(1,587)

Total	$325	$1,260	$(1,916)	$875	$(3,313)	$(1,475)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Other pre-tax changes in plan assets and benefit obligations recognized in Other comprehensive (income) loss are as follows:

				(dollars in millions)
	Pension			Health Care and Life
At December 31,	2023	2022	2021	2023	2022	2021
Reversal of amortization items
Prior service cost (benefit)	$(112)	$(82)	$(61)	$419	$530	$894
Total recognized in Other comprehensive loss (income) (pre-tax)	$(112)	$(82)	$(61)	$419	$530	$894

Assumptions
The weighted-average assumptions used in determining benefit obligations follow:

	Pension		Health Care and Life
At December 31,	2023	2022	2023	2022
Discount Rate	5.00%	5.20%	5.00%	5.20%
Rate of compensation increases	3.00%	3.00%	N/A	N/A
N/A - not applicable

The weighted-average assumptions used in determining net periodic cost follow:

	Pension			Health Care and Life
At December 31,	2023	2022	2021	2023	2022	2021
Discount rate in effect for determining service cost	5.30%	3.80%	3.20%	5.30%	3.20%	3.00%
Discount rate in effect for determining interest cost	5.10	3.20	1.90	5.10	2.30	1.80
Expected return on plan assets	7.70	6.70	6.50	7.30	4.90	4.20
Rate of compensation increases	3.00	3.00	3.00	N/A	N/A	N/A
N/A - not applicable

In determining our pension and other postretirement benefit obligations, we used a weighted-average discount rate of 5.0% in 2023. The rates were selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2023. The bonds selected had maturities that coincided with the time periods during which benefits payments are expected to occur, were non-callable (or callable with certain selection criteria met) and available in sufficient quantities to ensure marketability (at least $300 million par outstanding).

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

The assumed health care cost trend rates are as follows:

	Health Care and Life
At December 31,	2023	2022	2021
Weighted-average healthcare cost trend rate assumed for next year	7.30%	6.60%	6.20%
Rate to which cost trend rate gradually declines	4.50	4.50	4.50
Year the rate reaches the level it is assumed to remain thereafter	2032	2031	2029

Plan Assets
The Company’s overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. While target allocation percentages will vary over time, the current target allocation for plan assets is designed so that 34% to 44% of the assets have the objective of achieving a return in excess of the growth in liabilities (comprised of public equities, private equities, real estate, hedge funds, high yield bonds and emerging market debt) and 62% to 72% of the assets are invested as liability hedging assets (where interest rate sensitivity of the liability hedging assets better match the interest rate sensitivity of the liability) and a maximum of 10% is in cash. This allocation will shift as funded status improves to a higher allocation of liability hedging assets. Target policies will be revisited periodically to ensure they are in line with fund objectives. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors. Due to our diversification and risk control processes, there are no significant concentrations of risk, in terms of sector, industry, geography or company names.

Pension and healthcare and life plans assets do not include significant amounts of Verizon bonds or common stock.

Pension Plans
The fair values for the pension plans by asset category at December 31, 2023 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,956	$1,771	$185	$—
Equity securities	69	55	14	—
Fixed income securities
U.S. Treasuries and agencies	1,412	1,274	138	—
Corporate bonds	2,994	204	2,790	—
International bonds	341	3	338	—
Other	768	234	534	—
Real estate	996	—	—	996
Other
Private equity	512	—	—	512
Hedge funds	56	—	30	26
Total investments at fair value	9,104	3,541	4,029	1,534
Investments measured at NAV	4,432
Total	$13,536	$3,541	$4,029	$1,534

The fair values for the pension plans by asset category at December 31, 2022 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$817	$779	$38	$—
Equity securities	332	318	14	—
Fixed income securities
U.S. Treasuries and agencies	1,541	1,312	229	—
Corporate bonds	2,413	13	2,400	—
International bonds	528	10	518	—
Other	711	4	707	—
Real estate	1,002	—	—	1,002
Other
Private equity	569	—	—	569
Hedge funds	88	—	36	52
Total investments at fair value	8,001	2,436	3,942	1,623
Investments measured at NAV	5,738
Total	$13,739	$2,436	$3,942	$1,623

The following is a reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs:

	(dollars in millions)
	Real Estate	Private Equity	Hedge Funds	Total
Balance at January 1, 2022	$972	$569	$110	$1,651
Actual gain on plan assets	19	30	19	68
Purchases (sales)	14	(11)	6	9
Transfers out	(3)	(19)	(83)	(105)
Balance at December 31, 2022	1,002	569	52	1,623
Actual gain (loss) on plan assets	(54)	14	4	(36)
Purchases (sales)	48	(67)	(1)	(20)
Transfers out	—	(4)	(29)	(33)
Balance at December 31, 2023	$996	$512	$26	$1,534

Health Care and Life Plans
The fair values for the other postretirement benefit plans by asset category at December 31, 2023 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$27	$—	$27	$—
Equity securities	229	229	—	—
Fixed income securities
U.S. Treasuries and agencies	138	118	20	—
Corporate bonds	41	29	12	—
International bonds	12	10	2	—
Other	14	—	14	—
Total investments at fair value	461	386	75	—
Investments measured at NAV	5
Total	$466	$386	$75	$—
The fair values for the other postretirement benefit plans by asset category at December 31, 2022 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$30	$1	$29	$—
Equity securities	252	252	—	—
Fixed income securities
U.S. Treasuries and agencies	101	82	19	—
Corporate bonds	35	25	10	—
International bonds	12	9	3	—
Other	11	—	11	—
Total investments at fair value	441	369	72	—
Investments measured at NAV	9
Total	$450	$369	$72	$—

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

Employer Contributions
In 2023, we made a $200 million discretionary contribution to one of our qualified pension plans, $52 million of contributions to our nonqualified pension plans and $936 million of contributions to our other postretirement benefit plans. For 2024, we expect no required qualified pension plan contributions and insignificant nonqualified pension plan contributions. Contributions to our other postretirement benefit plans are estimated to be approximately $770 million in 2024.

Estimated Future Benefit Payments
The benefit payments to retirees are expected to be paid as follows:

		(dollars in millions)
Year	Pension Benefits	Health Care and Life
2024	$1,401	$812
2025	1,681	824
2026	1,639	829
2027	977	836
2028	974	843
2029 to 2033	4,734	4,294

Savings Plan and Employee Stock Ownership Plans
We maintain four leveraged employee stock ownership plans (ESOP). We match a certain percentage of eligible employee contributions to certain savings plans with shares of our common stock from this ESOP. At December 31, 2023, the number of allocated shares of common stock in this ESOP was 42 million. There were no unallocated shares of common stock in this ESOP at December 31, 2023. All leveraged ESOP shares are included in earnings per share computations.

Total savings plan costs were $724 million in 2023, $620 million in 2022 and $690 million in 2021.

Severance Benefits
The following table provides an analysis of our severance liability:

				(dollars in millions)
Year	Beginning of Year	Charged to Expense	Payments	Other	End of Year
2021	$602	$233	$(258)	$(29)	$548
2022	548	319	(214)	—	653
2023	653	531	(617)	—	567

Severance, Pension and Benefits (Credits) Charges
During 2023, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits charges of $992 million in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a charge of $534 million due to an increase in our healthcare cost trend rate assumption used to determine the current year liabilities of our postretirement benefit plans from a weighted-average of 6.6% at December 31, 2022 to a weighted-average of 7.3% at December 31, 2023; a charge of $503 million due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans ($288 million) and postretirement benefit plans ($215 million) from a weighted-average of 5.2% at December 31, 2022 to a weighted-average of 5.0% at December 31, 2023; a net credit of $45 million primarily due to changes in other actuarial adjustments, which includes the difference between our estimated and our actual return on plan assets. During 2023, we also recorded net pre-tax severance charges of $531 million in Selling, general and administrative expense in our consolidated statements of income.

During 2022, we recorded net pre-tax pension and benefits credits of $1.7 billion in our pension and postretirement benefit plans. The credits were recorded in Other income (expense), net in our consolidated statement of income and were primarily driven by a credit of $7.0 billion due to an increase in our discount rate assumption used to determine the current year liabilities of our pension plans ($4.1 billion) and postretirement benefit plans ($2.9 billion) from a weighted-average of 2.9% at December 31, 2021 to a weighted-average of 5.2% at December 31, 2022, a charge of $5.5 billion due to the difference between our estimated and our actual return on assets and a credit of $206 million due to other actuarial assumption adjustments. During 2022, we also recorded net pre-tax severance charges of $319 million in Selling, general and administrative expense in our consolidated statements of income.

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

Note 12. Taxes
The components of income before provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Domestic	$15,668	$26,822	$27,607
Foreign	1,319	1,449	1,813
Total	$16,987	$28,271	$29,420

The components of the provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Current
Federal	$2,070	$2,411	$1,876
Foreign	219	201	248
State and Local	215	938	414
Total	2,504	3,550	2,538
Deferred
Federal	1,799	2,529	3,354
Foreign	28	(22)	(97)
State and Local	561	466	1,007
Total	2,388	2,973	4,264
Total income tax provision	$4,892	$6,523	$6,802

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

Years Ended December 31,	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income tax rate, net of federal tax benefits	3.6	3.9	3.8
Noncontrolling interest	(0.6)	(0.4)	(0.4)
Goodwill impairment	7.0	—	—
Divestitures	—	—	(0.6)
Tax credits	(0.8)	(0.5)	(0.5)
Other, net	(1.4)	(0.9)	(0.2)
Effective income tax rate	28.8%	23.1%	23.1%

The effective income tax rate for 2023 was 28.8% compared to 23.1% for 2022. The increase in the effective income tax rate was primarily due to the Verizon Business Group goodwill impairment charge of $5.8 billion that substantially decreased income before income taxes and is not deductible. The decrease in the provision for income taxes was primarily due to the decrease in income before income taxes in the current period.

The effective income tax rate for 2022 and 2021 was 23.1%. The effective income tax rate for the twelve months ended December 31, 2022 was comparable to the similar period in 2021. The decrease in the provision for income taxes was primarily due to the decrease in income before income taxes in the current period.

The amounts of cash taxes paid by Verizon are as follows:

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Income taxes, net of amounts refunded	$2,343	$2,736	$3,040
Employment taxes	1,016	1,245	1,225
Property and other taxes	2,007	1,959	1,756
Total	$5,366	$5,940	$6,021

Deferred Tax Assets and Liabilities
Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities are as follows:

	(dollars in millions)
At December 31,	2023	2022
Deferred Tax Assets
Employee benefits	$3,913	$3,888
Tax loss, credit, and other carry forwards	1,922	1,940
Lease liabilities	5,480	5,395
Other - assets	1,708	1,591
	13,023	12,814
Valuation allowances	(1,341)	(1,347)
Deferred tax assets	11,682	11,467

Deferred Tax Liabilities
Spectrum and other intangible amortization	28,535	25,851
Depreciation	20,884	21,388
Lease right-of-use assets	5,200	5,007
Other - liabilities	2,696	2,489
Deferred tax liabilities	57,315	54,735
Net deferred tax liability	$45,633	$43,268

At December 31, 2023, undistributed earnings of our foreign subsidiaries indefinitely invested outside the U.S. amounted to approximately $2.4 billion. The majority of Verizon's cash flow is generated from domestic operations and we are not dependent on foreign cash or earnings to meet our funding requirements, nor do we intend to repatriate these undistributed foreign earnings to fund U.S. operations. Furthermore, a portion of these undistributed earnings represents amounts that legally must be kept in reserve in accordance with certain foreign jurisdictional requirements and are unavailable for distribution or repatriation. As a result, we have not provided U.S. deferred taxes on these undistributed earnings because we intend that they will remain indefinitely reinvested outside of the U.S. and, therefore unavailable for use in funding U.S. operations. Determination of the amount of unrecognized deferred taxes related to these undistributed earnings is not practicable.

At December 31, 2023, we had net after-tax loss, credit, and other carry forwards for income tax purposes of approximately $1.9 billion that relate to federal, state and foreign taxes. Of these net after-tax loss, credit, and other carry forwards, approximately $1.0 billion will expire between 2024 and 2043 and approximately $911 million may be carried forward indefinitely.

During 2023, the valuation allowance decreased by an insignificant amount. The $1.3 billion valuation allowance at December 31, 2023 is primarily related to state and foreign taxes.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

		(dollars in millions)
	2023	2022	2021
Balance at January 1,	$2,812	$3,134	$2,944
Additions based on tax positions related to the current year	114	123	150
Additions for tax positions of prior years	185	122	621
Reductions for tax positions of prior years	(154)	(419)	(330)
Settlements	(50)	(92)	(163)
Lapses of statutes of limitations	(202)	(56)	(88)
Balance at December 31,	$2,705	$2,812	$3,134

Included in the total unrecognized tax benefits at December 31, 2023, 2022 and 2021 is $2.3 billion, $2.5 billion and $2.8 billion, respectively, that if recognized, would favorably affect the effective income tax rate.

We recognized the following net after-tax expenses (benefit) related to interest and penalties in the provision for income taxes:

Years Ended December 31,	(dollars in millions)
2023	$86
2022	35
2021	(21)

The after-tax accruals for the payment of interest and penalties in the consolidated balance sheets are as follows:

At December 31,	(dollars in millions)
2023	$630
2022	544
The decrease in unrecognized tax benefits in 2023 was primarily due to lapses of statutes of limitations in the current period. The decrease in unrecognized tax benefits for 2022 was primarily related to the resolution of issues with the Internal Revenue Service (IRS) involving tax years 2015-2016 as well as final purchase accounting adjustments made in connection with the 2021 acquisition of TracFone.

Verizon and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the IRS and multiple state and foreign jurisdictions for various open tax years. The IRS is currently examining the Company’s U.S. income tax returns for tax years 2017 through 2019 and Cellco's U.S. income tax return for tax years 2017 through 2020. Tax controversies are ongoing for tax years as early as 2011 in certain states and as early as 2000 outside the U.S. The amount of the liability for unrecognized tax benefits will change in the next twelve months due to the expiration of the statute of limitations in various jurisdictions and it is reasonably possible that various current tax examinations will conclude or require reevaluations of the Company’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

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
Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide FWA broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Verizon Business Group	Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

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

Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses including Verizon Media, and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore included in the chief operating decision maker’s assessment of segment performance.

We completed the sale of Verizon Media on September 1, 2021. See Note 3 for additional information on the sale of Verizon Media.

The following tables provide operating financial information for our two reportable segments:

	(dollars in millions)
2023	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$74,874	$—	$74,874
Wireless equipment	20,645	—	20,645
Other(1)	5,898	—	5,898
Enterprise and Public Sector	—	15,076	15,076
Business Markets and Other	—	12,697	12,697
Wholesale	—	2,313	2,313
Intersegment revenues	209	36	245
Total Operating Revenues(2)	101,626	30,122	131,748

Cost of services	17,580	10,180	27,760
Cost of wireless equipment	21,827	4,959	26,786
Selling, general and administrative expense	20,131	8,429	28,560
Depreciation and amortization expense	13,077	4,488	17,565
Total Operating Expenses	72,615	28,056	100,671
Operating Income	$29,011	$2,066	$31,077
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $26.4 billion and $3.7 billion, respectively, for the year ended December 31, 2023.

	(dollars in millions)
2022	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$73,139	$—	$73,139
Wireless equipment	23,168	—	23,168
Other(1)	6,996	—	6,996
Enterprise and Public Sector	—	15,692	15,692
Business Markets and Other	—	12,753	12,753
Wholesale	—	2,584	2,584
Intersegment revenues	203	43	246
Total Operating Revenues(2)	103,506	31,072	134,578

Cost of services	17,746	10,483	28,229
Cost of wireless equipment	25,134	5,362	30,496
Selling, general and administrative expense	19,064	8,284	27,348
Depreciation and amortization expense	12,716	4,312	17,028
Total Operating Expenses	74,660	28,441	103,101
Operating Income	$28,846	$2,631	$31,477
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

	(dollars in millions)
2021	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$67,723	$—	$67,723
Wireless equipment	19,781	—	19,781
Other(1)	7,568	—	7,568
Enterprise and Public Sector	—	16,387	16,387
Business Markets and Other	—	11,906	11,906
Wholesale	—	2,680	2,680
Intersegment revenues	228	69	297
Total Operating Revenues(2)	95,300	31,042	126,342

Cost of services	16,581	10,653	27,234
Cost of wireless equipment	20,523	4,544	25,067
Selling, general and administrative expense	16,562	8,324	24,886
Depreciation and amortization expense	11,679	4,084	15,763
Total Operating Expenses	65,345	27,605	92,950
Operating Income	$29,955	$3,437	$33,392
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

The following table provides Fios revenues for our two reportable segments:

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Consumer	$11,614	$11,622	$11,558
Business	1,235	1,201	1,136
Total Fios revenue	$12,849	$12,823	$12,694

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Consumer	$63,358	$61,509	$56,103
Business	13,372	12,845	12,366
Total Wireless service revenue	$76,730	$74,354	$68,469

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the total reportable segments’ operating revenues to consolidated operating revenues is as follows:

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Operating Revenues
Total reportable segments	$131,748	$134,578	$126,342
Corporate and other	2,479	2,510	7,722
Reconciling items:
Eliminations	(253)	(253)	(451)
Consolidated Operating Revenues	$133,974	$136,835	$133,613

A reconciliation of the total reportable segments’ operating income to consolidated income before provision for income taxes is as follows:

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Operating Income
Total reportable segments	$31,077	$31,477	$33,392
Corporate and other	(643)	(319)	(449)
Reconciling items:
Severance charges	(533)	(304)	(209)
Other components of net periodic pension and benefit charges (Note 11)	(248)	(387)	(769)
Verizon Business Group goodwill impairment	(5,841)	—	—
Asset rationalization	(480)	—	—
Non-strategic business shutdown	(179)	—	—
Business transformation costs	(176)	—	—
Legal settlement	(100)	—	—
Loss on spectrum licenses	—	—	(223)
Net gain from disposition of business	—	—	706
Consolidated operating income	22,877	30,467	32,448
Equity in earnings (losses) of unconsolidated businesses	(53)	44	145
Other income (expense), net	(313)	1,373	312
Interest expense	(5,524)	(3,613)	(3,485)
Income Before Provision For Income Taxes	$16,987	$28,271	$29,420
No single customer accounted for more than 10% of our total operating revenues during the years ended December 31, 2023, 2022 or 2021. International operating revenues were not significant during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, international long-lived assets were not significant.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segment operating income.

Note 14. Equity and Comprehensive Income (Loss)
Equity
Common Stock
In February 2020, the Board of Directors of the Company authorized a share buyback program to repurchase up to 100 million shares of our common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. During the years ended December 31, 2023, 2022, and 2021, we did not repurchase any shares of our common stock under our authorized share buyback program. At December 31, 2023, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2023, 2022, and 2021, we issued 4.4 million, 2.1 million and 2.1 million shares of common stock from treasury stock, which had aggregate values of $192 million, $91 million and $91 million, respectively.

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

The changes in the balances of Accumulated other comprehensive income (loss) by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2021	$(404)	$(1,387)	$—	$25	$1,695	$(71)
Other comprehensive loss	(141)	(1,318)	—	(8)	—	(1,467)
Amounts reclassified to net income	—	1,233	—	(1)	(621)	611
Net other comprehensive income (loss)	(141)	(85)	—	(9)	(621)	(856)
Balance at December 31, 2021	(545)	(1,472)	—	16	1,074	(927)
Excluded components recognized in other comprehensive income	—	—	(371)	—	—	(371)
Other comprehensive loss	(153)	(174)	—	(25)	(317)	(669)
Amounts reclassified to net income	—	496	(60)	—	(334)	102
Net other comprehensive income (loss)	(153)	322	(431)	(25)	(651)	(938)
Balance at December 31, 2022	(698)	(1,150)	(431)	(9)	423	(1,865)
Excluded components recognized in other comprehensive income	—	—	617	—	—	617
Other comprehensive income	62	3	—	5	—	70
Amounts reclassified to net income	—	85	(81)	2	(208)	(202)
Net other comprehensive income (loss)	62	88	536	7	(208)	485
Balance at December 31, 2023	$(636)	$(1,062)	$105	$(2)	$215	$(1,380)

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

Note 15. Additional Financial Information
The following tables provide additional financial information related to our consolidated financial statements:

Income Statement Information

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Depreciation expense	$14,937	$14,592	$14,119
Interest costs on debt balances	7,123	5,429	5,148
Net amortization of debt discount	219	214	178
Capitalized interest costs	(1,818)	(2,030)	(1,841)
Advertising expense	3,847	3,556	3,394

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Other income (expense), net
Interest income	$354	$146	$48
Other components of net periodic benefit (cost) income	(938)	2,386	3,785
Net debt extinguishment gains (losses)	308	(1,077)	(3,541)
Other, net	(37)	(82)	20
	$(313)	$1,373	$312
Balance Sheet Information

	(dollars in millions)
At December 31,	2023	2022
Prepaid expenses and other
Prepaid taxes	$550	$167
Deferred contract costs	2,756	2,629
Collateral payments related to derivative contracts	1,406	2,286
Restricted cash	1,244	1,343
Other prepaid expense and other	1,651	1,933
	$7,607	$8,358

Accounts payable and accrued liabilities
Accounts payable	$10,021	$8,750
Accrued expenses	5,190	7,824
Accrued vacation, salaries and wages	4,060	3,950
Interest payable	1,570	1,577
Taxes payable	2,612	1,876
	$23,453	$23,977

Other current liabilities
Dividends payable	$2,821	$2,764
Contract liability	6,955	6,583
Other	2,755	2,750
	$12,531	$12,097

As of December 31, 2023 and 2022, Property, plant and equipment includes approximately $3.8 billion and $6.0 billion of additions that have not yet been paid.

Cash Flow Information

	(dollars in millions)
Years Ended December 31,	2023	2022	2021
Cash Paid
Interest, net of amounts capitalized	$4,384	$3,316	$3,435
Income taxes, net of amounts refunded	2,343	2,736	3,040

Other, net Cash Flows from Operating Activities
Changes in device payment plan agreement non-current receivables	$(2,975)	$(4,919)	$(2,438)
Net debt extinguishment (gains) losses	(308)	1,077	3,541
Loss on spectrum licenses	—	—	223
Gain on disposition of Media business	—	—	(1,051)
Other, net	(427)	64	(368)
	$(3,710)	$(3,778)	$(93)

Other, net Cash Flows from Financing Activities
Net debt related costs(1)	$(73)	$(366)	$(2,309)
Other, net	(1,397)	(1,706)	(1,523)
	$(1,470)	$(2,072)	$(3,832)
(1) These costs include the premiums paid for the early extinguishment of debt, fees paid in connection with exchange and tender offers, and settlements of associated instruments.

Supplier Finance Program
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

Confirmed obligations outstanding related to suppliers participating in the SFP are recorded within Accounts payable and accrued liabilities in our consolidated balance sheets and the associated payments are reflected in the operating activities section of our consolidated statements of cash flows. As of December 31, 2023 and 2022, $817 million and $1.0 billion, respectively, remained as confirmed obligations outstanding related to suppliers participating in the SFP.

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

As of December 31, 2023, letters of credit totaling approximately $803 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding.

As of December 31, 2023, Verizon had 26 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Thirteen of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

We have various unconditional purchase obligations, which represent agreements to purchase goods or services that are enforceable and legally binding. We estimate that these unconditional purchase obligations, for contracts with terms in excess of one year, total $21.7 billion, and primarily represent commitments to purchase network equipment, software and services, content, marketing services and other items which will be used or sold in the ordinary course of business from a variety of suppliers. Of this total amount, $8.9 billion is attributable to 2024, $8.2 billion is attributable to 2025, $2.5 billion is attributable to 2026, $1.1 billion is attributable to 2027, $408 million is attributable to 2028 and $603 million is attributable to years thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on the noncancelable quantities to which we are contractually obliged. Since the commitments to purchase programming services from television networks and broadcast stations have no minimum volume requirement, we estimated our obligation based on number of subscribers at December 31, 2023, and applicable rates stipulated in the contracts in effect at that time. We also purchase products and services as needed with no firm commitment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2023.

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

There were no changes in Verizon's internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of Verizon’s internal control over financial reporting as of December 31, 2023. Based on this assessment, management believes that the internal control over financial reporting of Verizon is effective as of December 31, 2023. In connection with this assessment, there were no material weaknesses in Verizon’s internal control over financial reporting identified by management. The Company’s independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on Verizon’s internal control over financial reporting and is included in Item 8 of this Annual Report.

Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information with respect to our current executive officers.

Name	Age	Office	Held Since
Hans Vestberg	58	Chairman and Chief Executive Officer	2019
Samantha Hammock	45	Executive Vice President and Chief Human Resources Officer	2021
Kyle Malady	56	Executive Vice President and Group CEO - Verizon Business	2023
Joseph Russo	50	Executive Vice President and President - Global Networks and Technology	2023
Sowmyanarayan Sampath	47	Executive Vice President and Group CEO - Verizon Consumer	2023
Craig Silliman	56	Executive Vice President and President - Verizon Global Services	2023
Anthony Skiadas	55	Executive Vice President and Chief Financial Officer	2023
Mary-Lee Stillwell	50	Senior Vice President and Controller	2023
Vandana Venkatesh	52	Executive Vice President and Chief Legal Officer	2022

Each of the above officers has held the indicated office or other high-level managerial positions with the Company or one of its subsidiaries for at least five years, with the exception of Samantha Hammock and Mary-Lee Stillwell, who have both been with Verizon since 2020. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

Samantha Hammock is the Executive Vice President and Chief Human Resources Officer of the Company. Ms. Hammock joined Verizon in December 2020 as Senior Vice President of Global Talent and began serving in her current role in December 2021. Prior to joining Verizon, Ms. Hammock spent 14 years at the American Express Company, a globally integrated payments company and provider of credit and charge cards to consumers and businesses around the world, where she served as Head of Talent and Learning from April 2020 to December 2020, Chief Learning Officer from 2017 to April 2020, and Vice President, Leadership Strategy, from 2016 to April 2020.

Mary-Lee Stillwell is the Senior Vice President and Controller of the Company. Ms. Stillwell joined Verizon in August 2020 as Vice President - Accounting & External Reporting and began serving in her current role in May 2023. Prior to joining Verizon, Ms. Stillwell spent 17 years in senior leadership roles in the energy industry, including Chief Accounting Officer of Clearway Energy, Inc. from 2018 until 2020, and, prior to that, Vice President and Assistant Controller for NRG Energy, Inc.

For other information required by this item, see the sections entitled "Governance — Item 1: Election of Directors — Nominees for election and — Election process, — Our governance framework — Where to find more information, — Board committees — Audit Committee and — Other risk-related matters — Business conduct and ethics" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation
For information with respect to executive compensation, see the sections entitled "Governance — Non-employee Director compensation" and "Executive compensation — Compensation discussion and analysis, — Compensation Committee Report and — Compensation tables" (excluding information under "— Pay versus performance") in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders, which are incorporated by reference herein. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of certain beneficial owners, the directors and executive officers, see the section entitled "Stock ownership — Security ownership of certain beneficial owners and management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table provides information as of December 31, 2023 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. Since May 4, 2017, the Company has only issued awards under the 2017 Verizon Communications. Inc. Long-Term Incentive Plan (2017 LTIP), which provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon. No new awards are permitted to be issued under any other equity compensation plan. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2017 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,026,577	(1)	$—	(2)	57,162,076	(3)
Equity compensation plans not approved by security holders	77,793	(4)	—		—
Total	28,104,370		$—		57,162,076
(1) This amount includes: 28,026,577 shares of common stock subject to outstanding restricted stock units and performance stock units, including dividend equivalents accrued on such awards through December 31, 2023. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions and director independence, see the sections entitled "Governance — Our governance framework — Other risk-related matters — Related person transactions and — Item 1: Election of Directors — Our Board's independence" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, Auditor Firm ID: 42.

For information with respect to principal accounting fees and services, see the section entitled "Audit matters — Item 3: Ratification of appointment of independent registered public accounting firm" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:

		Page

(1)	Financial Statements

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	50

	Report of Independent Registered Public Accounting Firm on Financial Statements	51

	Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	53
	Consolidated Statements of Comprehensive Income	54
	Consolidated Balance Sheets	55
	Consolidated Statements of Cash Flows	56
	Consolidated Statements of Changes in Equity	57
	Notes to Consolidated Financial Statements	58

(2)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	110

(3)	Exhibits

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

Exhibit Number	Description

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (filed as Exhibit 3a to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference).

3b	Bylaws of Verizon Communications Inc., as amended and restated, effective as of September 30, 2022 (filed as Exhibit 3b to Form 8-K filed on September 30, 2022 and incorporated herein by reference).

4a	Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of December 1, 2000 (filed as Exhibit 4.1 to Verizon Global Funding Corp.’s Registration Statement on Form S-4, Registration No. 333-64792, and incorporated herein by reference).

4b	First Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2001 (filed as Exhibit 4.2 to Verizon Global Funding Corp.’s Registration Statement on Form S-3, Registration No. 333-67412, and incorporated herein by reference).

4c	Second Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of September 29, 2004 (filed as Exhibit 4.1 to Form 8-K filed on February 9, 2006, and incorporated herein by reference).

4d	Third Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of February 1, 2006 (filed as Exhibit 4.2 to Form 8-K filed on February 9, 2006, and incorporated herein by reference).

4e	Fourth Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of April 4, 2016 (filed as Exhibit 4.5 to Verizon Communications Inc.’s Registration Statement on Form S-4, Registration No. 333-212307, and incorporated herein by reference).

4f	Fifth Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2020 (filed as Exhibit 4.1 to Form 8-K filed on May 15, 2020, and incorporated herein by reference).

4g	Description of Verizon's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934, filed herewith.

10a	2017 Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 20, 2017).**

	10a(i)	Form of 2021 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference).**

10a(ii)
Form of 2021 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference).**

	10a(iii)	Form of 2022 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference).**

10a(iv)
Form of 2022 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference).**

	10a(v)	Form of 2023 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).**
10a(vi)
Form of 2023 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).**

10b	Verizon Communications Inc. Short-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10c	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-K for the period ended December 31, 2017 and incorporated herein by reference).**

10d	Verizon Communications Inc. Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10d(i)	Description of Amendment to Verizon Communications Inc. Income Deferral Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10e	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10e(i)	First Amendment to Verizon Excess Pension Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f	Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10g	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10h	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).**

10i	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

21	List of principal subsidiaries of Verizon Communications Inc., filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97	Verizon Communications Inc. Policy for the Recovery of Erroneously Awarded Compensation, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

**	Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
Verizon Communications Inc. and Subsidiaries
For the Years Ended December 31, 2023, 2022 and 2021

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period(c)
Allowance for credit losses deducted from accounts receivable:
Year 2023	$1,261	$2,146	$38	$1,836	$1,609
Year 2022	1,151	1,531	69	1,490	1,261
Year 2021	1,507	743	139	1,238	1,151

		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(d)	Deductions(e)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year 2023	$1,347	$68	$13	$87	$1,341
Year 2022	1,574	41	—	268	1,347
Year 2021	2,183	339	—	948	1,574
(a)Charged to Other Accounts primarily includes amounts previously written off which were credited directly to this account when recovered.
(b)Deductions primarily include amounts written off as uncollectible or transferred to other accounts or utilized.
(c)Allowance for credit losses includes approximately $592 million, $436 million, and $255 million at December 31, 2023, 2022, and 2021, respectively, related to long-term device payment receivables.
(d)Charged to Other Accounts includes current year increase to valuation allowance charged to equity and reclassifications from other balance sheet accounts.
(e)Reductions to valuation allowances related to deferred tax assets.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON COMMUNICATIONS INC.

By:	/s/	Mary-Lee Stillwell	Date: February 9, 2024
Mary-Lee Stillwell Senior Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/	Hans E. Vestberg	February 9, 2024
Hans E. Vestberg Chairman and Chief Executive Officer

Principal Financial Officer:

/s/	Anthony T. Skiadas	February 9, 2024
Anthony T. Skiadas Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/	Mary-Lee Stillwell	February 9, 2024
Mary-Lee Stillwell Senior Vice President and Controller

*	Director	February 9, 2024
Hans E. Vestberg

*	Director	February 9, 2024
Shellye L. Archambeau

*	Director	February 9, 2024
Roxanne S. Austin

*	Director	February 9, 2024
Mark T. Bertolini

*	Director	February 9, 2024
Vittorio Colao

*	Director	February 9, 2024
Melanie L. Healey

*	Director	February 9, 2024
Laxman Narasimhan

*	Director	February 9, 2024
Clarence Otis, Jr.

*	Director	February 9, 2024
Daniel H. Schulman

*	Director	February 9, 2024
Rodney E. Slater

*	Director	February 9, 2024
Carol B. Tomé

*	Director	February 9, 2024
Gregory G. Weaver

* By: /s/ Mary-Lee Stillwell
Mary-Lee Stillwell
(as attorney-in-fact)