Form 10-Q
period 2024-03-31
VERIZON COMMUNICATIONS INC
filed 2024-04-25
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The Nasdaq Global Select Market
4.073% Notes due 2024	VZ 24C	New York Stock Exchange
0.875% Notes due 2025	VZ 25	New York Stock Exchange
3.25% Notes due 2026	VZ 26	New York Stock Exchange
1.375% Notes due 2026	VZ 26B	New York Stock Exchange
0.875% Notes due 2027	VZ 27E	New York Stock Exchange
1.375% Notes due 2028	VZ 28	New York Stock Exchange
1.125% Notes due 2028	VZ 28A	New York Stock Exchange
2.350% Fixed Rate Notes due 2028	VZ 28C	New York Stock Exchange
1.875% Notes due 2029	VZ 29B	New York Stock Exchange
0.375% Notes due 2029	VZ 29D	New York Stock Exchange
1.250% Notes due 2030	VZ 30	New York Stock Exchange
1.875% Notes due 2030	VZ 30A	New York Stock Exchange
4.250% Notes due 2030	VZ 30D	New York Stock Exchange
2.625% Notes due 2031	VZ 31	New York Stock Exchange
2.500% Notes due 2031	VZ 31A	New York Stock Exchange
3.000% Fixed Rate Notes due 2031	VZ 31D	New York Stock Exchange
0.875% Notes due 2032	VZ 32	New York Stock Exchange
0.750% Notes due 2032	VZ 32A	New York Stock Exchange
3.500% Notes due 2032	VZ 32B	New York Stock Exchange
1.300% Notes due 2033	VZ 33B	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act (continued):

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
4.75% Notes due 2034	VZ 34	New York Stock Exchange
4.750% Notes due 2034	VZ 34C	New York Stock Exchange
3.125% Notes due 2035	VZ 35	New York Stock Exchange
1.125% Notes due 2035	VZ 35A	New York Stock Exchange
3.375% Notes due 2036	VZ 36A	New York Stock Exchange
3.750% Notes due 2036	VZ 36B	New York Stock Exchange
2.875% Notes due 2038	VZ 38B	New York Stock Exchange
1.875% Notes due 2038	VZ 38C	New York Stock Exchange
1.500% Notes due 2039	VZ 39C	New York Stock Exchange
3.50% Fixed Rate Notes due 2039	VZ 39D	New York Stock Exchange
1.850% Notes due 2040	VZ 40	New York Stock Exchange
3.850% Fixed Rate Notes due 2041	VZ 41C	New York Stock Exchange

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

At March 31, 2024, 4,209,254,894 shares of the registrant’s common stock were outstanding, after deducting 82,178,752 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2024	2023

Operating Revenues
Service revenues and other	$27,620	$27,152
Wireless equipment revenues	5,361	5,760
Total Operating Revenues	32,981	32,912

Operating Expenses
Cost of services (exclusive of items shown below)	6,967	7,078
Cost of wireless equipment	5,905	6,426
Selling, general and administrative expense	8,143	7,506
Depreciation and amortization expense	4,445	4,318
Total Operating Expenses	25,460	25,328

Operating Income	7,521	7,584
Equity in earnings (losses) of unconsolidated businesses	(9)	9
Other income, net	198	114
Interest expense	(1,635)	(1,207)
Income Before Provision For Income Taxes	6,075	6,500
Provision for income taxes	(1,353)	(1,482)
Net Income	$4,722	$5,018

Net income attributable to noncontrolling interests	$120	$109
Net income attributable to Verizon	4,602	4,909
Net Income	$4,722	$5,018

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.09	$1.17
Weighted-average shares outstanding (in millions)	4,215	4,207

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.09	$1.17
Weighted-average shares outstanding (in millions)	4,219	4,211
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2024	2023

Net Income	$4,722	$5,018
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(5) and $3	(50)	26
Unrealized gain on cash flow hedges, net of tax of $(11) and $(7)	35	21
Unrealized gain (loss) on fair value hedges, net of tax of $(68) and $103	200	(302)
Unrealized gain (loss) on marketable securities, net of tax of $0 and $(1)	(2)	4
Defined benefit pension and postretirement plans, net of tax of $1 and $15	(2)	(61)
Other comprehensive income (loss) attributable to Verizon	181	(312)
Total Comprehensive Income	$4,903	$4,706

Comprehensive income attributable to noncontrolling interests	$120	$109
Comprehensive income attributable to Verizon	4,783	4,597
Total Comprehensive Income	$4,903	$4,706

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2024	2023

Assets
Current assets
Cash and cash equivalents	$2,365	$2,065
Accounts receivable	26,380	26,102
Less Allowance for credit losses	1,061	1,017
Accounts receivable, net	25,319	25,085
Inventories	2,076	2,057
Prepaid expenses and other	8,197	7,607
Total current assets	37,957	36,814

Property, plant and equipment	322,266	320,108
Less Accumulated depreciation	214,403	211,798
Property, plant and equipment, net	107,863	108,310

Investments in unconsolidated businesses	941	953
Wireless licenses	156,111	155,667
Goodwill	22,842	22,843
Other intangible assets, net	10,835	11,057
Operating lease right-of-use assets	24,351	24,726
Other assets	19,258	19,885
Total assets	$380,158	$380,255

Liabilities and Equity
Current liabilities
Debt maturing within one year	$15,594	$12,973
Accounts payable and accrued liabilities	20,139	23,453
Current operating lease liabilities	4,282	4,266
Other current liabilities	13,616	12,531
Total current liabilities	53,631	53,223

Long-term debt	136,104	137,701
Employee benefit obligations	12,805	13,189
Deferred income taxes	45,980	45,781
Non-current operating lease liabilities	19,654	20,002
Other liabilities	16,258	16,560
Total long-term liabilities	230,801	233,233

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,571	13,631
Retained earnings	84,714	82,915
Accumulated other comprehensive loss	(1,199)	(1,380)
Common stock in treasury, at cost (82,178,752 and 87,172,997 shares outstanding)	(3,602)	(3,821)
Deferred compensation – employee stock ownership plans (ESOPs) and other	421	656
Noncontrolling interests	1,392	1,369
Total equity	95,726	93,799
Total liabilities and equity	$380,158	$380,255
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2024	2023

Cash Flows from Operating Activities
Net Income	$4,722	$5,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,445	4,318
Employee retirement benefits	62	54
Deferred income taxes	141	331
Provision for expected credit losses	567	530
Equity in losses of unconsolidated businesses, net of dividends received	14	10
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,531)	(774)
Other, net	(336)	(1,198)
Net cash provided by operating activities	7,084	8,289

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,376)	(5,958)
Acquisitions of wireless licenses	(449)	(598)
Collateral receipts (payments) related to derivative contracts, net	(432)	367
Other, net	12	79
Net cash used in investing activities	(5,245)	(6,110)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,110	504
Proceeds from asset-backed long-term borrowings	2,510	1,754
Net proceeds from short-term commercial paper	2,347	342
Repayments of long-term borrowings and finance lease obligations	(4,508)	(1,325)
Repayments of asset-backed long-term borrowings	(1,408)	(931)
Dividends paid	(2,796)	(2,744)
Other, net	(683)	17
Net cash used in financing activities	(1,428)	(2,383)

Increase (decrease) in cash, cash equivalents and restricted cash	411	(204)
Cash, cash equivalents and restricted cash, beginning of period	3,497	4,111
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,908	$3,907
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Earnings Per Common Share
There were a total of approximately 3.7 million and 3.6 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2024 and 2023, respectively.

Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates quoted market value and includes amounts held in money market funds.

Cash collections on the receivables and on the underlying receivables related to the participation interest collateralizing our asset-backed debt securities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash.

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At March 31,	At December 31,	Increase
(dollars in millions)	2024	2023
Cash and cash equivalents	$2,365	$2,065	$300
Restricted cash:
Prepaid expenses and other	1,341	1,244	97
Other assets	202	188	14
Cash, cash equivalents and restricted cash	$3,908	$3,497	$411

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

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement. We have elected the practical expedient within Topic 842, to combine the lease and non-lease components for those customer arrangements under Topic 606 that involve customer premise equipment where we are the lessor. During the three months ended March 31, 2024 and March 31, 2023, revenues from arrangements that were not accounted for under Topic 606 were approximately $724 million and $749 million, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or were partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At March 31, 2024, month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and approximately 94% of our wireline Consumer and our Business Markets and Other contracts, compared to March 31, 2023, for which month-to-month service contracts represented approximately 94% of our wireless postpaid contracts and 92% of our wireline Consumer and our Business Markets and Other contracts.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately twenty-nine years ending in September 2053 and have aggregate contract minimum payments totaling $2.0 billion.

At March 31, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $21.1 billion, $23.2 billion and $13.3 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At March 31,	At December 31,
(dollars in millions)	2024	2023
Accounts Receivable(1)	$9,401	$9,760
Device payment plan agreement receivables(2)	18,521	18,528
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

Revenue recognized related to contract liabilities existing at January 1, 2024 and January 1, 2023 were $4.4 billion and $4.3 billion for the three months ended March 31, 2024 and March 31, 2023, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2024	2023
Assets
Prepaid expenses and other	$541	$546
Other assets	286	268
Total Contract Assets	$827	$814

Liabilities
Other current liabilities	$7,143	$6,955
Other liabilities	1,949	1,947
Total Contract Liabilities	$9,092	$8,902

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

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as deferred contract costs, and amortized over a two-to-seven year period. Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively.

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2024	2023
Assets
Prepaid expenses and other	$2,779	$2,756
Other assets	2,612	2,639
Total	$5,391	$5,395

For the three months ended March 31, 2024 and March 31, 2023, we recognized expense of $829 million and $795 million, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three months ended March 31, 2024 or March 31, 2023.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.6 billion. During the three months ended March 31, 2024 and March 31, 2023, we made payments of $269 million and $114 million, respectively, for obligations related to clearing costs and accelerated clearing incentives. We expect to continue to make payments of approximately $100 million for the remaining obligations in 2024. The final timing and amounts of these payments could differ based on the actual amount of incumbent holders’ reimbursement claims and the speed with which those claims are approved and processed. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

TracFone Wireless, Inc.
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone Wireless, Inc. (TracFone). Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of common stock of the Company valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the Verizon common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. See Note 7 for additional information. The contingent consideration payable was based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. Contingent consideration payments were completed in January of 2024.

During the three months ended March 31, 2024 and March 31, 2023, Verizon made payments of $52 million and $102 million, respectively, related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At March 31,	At December 31,
(dollars in millions)	2024	2023
Wireless licenses	$156,111	$155,667

During the three months ended March 31, 2024 and March 31, 2023, we made payments of $269 million and $114 million, respectively, for obligations related to clearing costs and accelerated clearing incentives for wireless licenses in connection with Auction 107. See Note 3 for additional information.

At March 31, 2024 and 2023, approximately $13.9 billion and $38.9 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $180 million and $449 million of capitalized interest on wireless licenses for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2024(1)	$21,177	$1,666	$22,843
Reclassifications, adjustments and other	—	(1)	(1)
Balance at March 31, 2024	$21,177	$1,665	$22,842
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At March 31, 2024			At December 31, 2023
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,335	$(2,387)	$1,948	$4,335	$(2,193)	$2,142
Non-network internal-use software (7 years)	25,950	(18,387)	7,563	25,524	(17,949)	7,575
Other (4 to 25 years)	2,656	(1,332)	1,324	2,656	(1,316)	1,340
Total	$32,941	$(22,106)	$10,835	$32,515	$(21,458)	$11,057

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2024	$698
2023	647

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2024	$1,997
2025	2,430
2026	2,187
2027	1,628
2028	1,220
2029	595

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the three months ended March 31, 2024.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Verizon 0.875% - 3.250% notes due 2025 - 2028	€1,981	$2,237
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase. In addition, for securities denominated in a currency other than the U.S. dollar, cash consideration is shown on a U.S. dollar equivalent basis and includes the amount payable per the derivatives entered into in connection with the transaction. See Note 7 for additional information on cross currency swap transactions related to the transaction.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased	Amount Paid(1)
Verizon 1.625% notes due 2024	€685	$840
Verizon 0.750% notes due 2024	$999	1,003
Verizon floating rate notes due 2024	95	96
Open market repurchases of various Verizon notes	117	89
Total		$2,028
(1) Represents amount paid to repay or repurchase, including any accrued interest. In addition, for securities denominated in a currency other than the U.S. dollar, amount paid is shown on a U.S. dollar equivalent basis and includes the amount payable per the derivatives entered into in connection with the transaction. See Note 7 for additional information on cross currency swap transactions related to the transaction.

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds(1)
Verizon 3.500% notes due 2032	€1,000	$1,062
Verizon 3.750% notes due 2036	€1,000	1,061
Verizon 5.500% notes due 2054(2)	$1,000	980
Total		$3,103
(1) Net proceeds were net of underwriting discounts and other issuance costs. In addition, for securities denominated in a currency other than the U.S. dollar, net proceeds are shown on a U.S. dollar equivalent basis. See Note 7 for additional information on cross currency swap transactions related to the issuances.
(2) An amount equal to the net proceeds from these notes is expected to be used to fund, in whole or in part, certain renewable energy projects, including new and existing investments made by us during the period from May 1, 2023 through the maturity date of the notes.

Commercial Paper Program
During the three months ended March 31, 2024, we issued $9.6 billion in commercial paper and we repaid $7.2 billion of commercial paper. As of March 31, 2024, we had $2.4 billion of commercial paper outstanding. These transactions are reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows on a net basis.

Asset-Backed Debt
As of March 31, 2024, the carrying value of our asset-backed debt was $23.3 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the three months ended March 31, 2024, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2024
Series 2024-1
A-1a Senior class notes	5.000	1.92	$835
A-1b Senior class notes	Compounded SOFR + 0.650(1)	1.92	279
B Junior class notes	5.240	1.92	—
C Junior class notes	5.490	1.92	51

Series 2024-2
A Senior class notes	4.830	4.92	668
B Junior class notes	5.080	4.92	51
C Junior class notes	5.320	4.92	31
Total			$1,915
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in March 2024 was 5.319%.

Under the terms of each series of ABS Notes outstanding as of March 31, 2024, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the three months ended March 31, 2024, we made aggregate principal repayments of $508 million in connection with an anticipated redemption of ABS Notes and notes that have entered the amortization period, including payments in connection with any note redemptions.

In April 2024, we issued $875 million aggregate principal amount of senior and junior ABS Notes, with a blended interest rate of approximately 5.370%, through an ABS Entity.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2023 (2021 ABS Financing Facility), we prepaid an aggregate of $900 million in January 2024 and borrowed an additional $600 million in March 2024. The aggregate outstanding balance under the 2021 ABS Financing Facility was $8.2 billion as of March 31, 2024. In April 2024, we prepaid an aggregate of $900 million under a loan agreement outstanding in connection with the 2021 ABS Financing Facility.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2023 (2022 ABS Financing Facility), the aggregate outstanding balance was $3.0 billion as of March 31, 2024.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2024	2023
Assets
Accounts receivable, net	$15,557	$14,550
Prepaid expenses and other	1,389	1,288
Other assets	12,217	11,682

Liabilities
Accounts payable and accrued liabilities	31	29
Debt maturing within one year	7,777	7,483
Long-term debt	15,514	14,700

The Accounts receivable, net amounts above does not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At March 31, 2024
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,956	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	6,294
Total		$23,000	$11,956	$6,294
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of March 31, 2024, there have been no drawings against the revolving credit facility since its inception.
(2) During the three months ended March 31, 2024, there were no drawings from these facilities. During the three months ended March 31, 2023, we drew down $515 million from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In March 2024, we amended our $9.5 billion revolving credit facility to increase the capacity to $12.0 billion and extended its maturity to 2028.

Non-Cash Transactions
During the three months ended March 31, 2024 and 2023, we financed, primarily through alternative financing arrangements, the purchase of approximately $463 million and $284 million, respectively, of long-lived assets consisting primarily of network equipment. As of March 31, 2024 and December 31, 2023, $2.4 billion and $2.2 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended March 31, 2024 and 2023, we recorded net debt extinguishment gains of $110 million and $70 million, respectively. The net gains are recorded in Other income, net in our condensed consolidated statements of income. Additionally, during the three months ended March 31, 2024 and 2023, we recorded insignificant transaction fees and interest expense as a result of the debt extinguishments. The total debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2024, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At March 31, 2024
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$14,289	$5,678	$6,413	$26,380
Less Allowance for credit losses	593	218	250	1,061
Accounts receivable, net of allowance	$13,696	$5,460	$6,163	$25,319
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at March 31, 2024 and December 31, 2023, are net device payment plan agreement receivables and net wireless service receivables of $27.6 billion and $26.1 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. Included in Accounts receivable, net at March 31, 2024 and December 31, 2023, are net other receivables of $767 million and $911 million, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. While we no longer offer Consumer customers fixed-term subsidized service plans for devices, we continue to offer subsidized plans to our Business customers. We also continue to service existing plans for customers who have not yet purchased and activated devices under the Verizon device payment program.

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2024	2023
Device payment plan agreement receivables, gross	$29,296	$29,206
Unamortized imputed interest	(799)	(758)
Device payment plan agreement receivables, at amortized cost	28,497	28,448
Allowance(1)	(1,194)	(1,151)
Device payment plan agreement receivables, net	$27,303	$27,297

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$13,696	$13,173
Other assets	13,607	14,124
Device payment plan agreement receivables, net	$27,303	$27,297
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At March 31, 2024 and December 31, 2023, the amount of trade-in liability was $522 million and $566 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the three months ended March 31, 2024, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2024	2023	2022 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$934	$2,745	$1,095	$4,774
Existing customers	3,496	12,620	7,607	23,723
Total	$4,430	$15,365	$8,702	$28,497
Gross write-offs
New customers	$10	$190	$43	$243
Existing customers	—	44	55	99
Total	$10	$234	$98	$342
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on March 31, 2024.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the three months ended March 31, 2024, by year of origination:

	Year of Origination
(dollars in millions)	2024	2023 and prior	Total
Wireless service receivables, at amortized cost	$5,434	$244	$5,678
Gross write-offs	13	124	137

The data presented in the table above was last updated on March 31, 2024.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2024	$1,151	$213
Current period provision for expected credit losses	374	131
Write-offs charged against the allowance	(342)	(137)
Recoveries collected	11	11
Balance at March 31, 2024	$1,194	$218
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At March 31,
(dollars in millions)	2024
Unbilled	$27,199
Billed:
Current	1,014
Past due	284
Device payment plan agreement receivables, at amortized cost	$28,497

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$19	$—	$19
Cross currency swaps	—	2	—	2
Interest rate caps	—	41	—	41
Other assets:
Fixed income securities	—	265	—	265
Cross currency swaps	—	598	—	598
Interest rate caps	—	5	—	5
Total	$—	$930	$—	$930

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,670	$—	$1,670
Cross currency swaps	—	351	—	351
Foreign exchange forwards	—	10	—	10
Interest rate caps	—	41	—	41
Other liabilities:
Interest rate swaps	—	3,424	—	3,424
Cross currency swaps	—	1,816	—	1,816
Interest rate caps	—	5	—	5
Total	$—	$7,317	$—	$7,317
(1)Quoted prices in active markets for identical assets or liabilities.
(2)Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3)Unobservable pricing inputs in the market.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$25	$—	$25
Cross currency swaps	—	4	—	4
Foreign exchange forwards	—	4	—	4
Interest rate caps	—	37	—	37
Other assets:
Fixed income securities	—	254	—	254
Cross currency swaps	—	758	—	758
Interest rate caps	—	7	—	7
Total	$—	$1,089	$—	$1,089

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$823	$—	$823
Cross currency swaps	—	294	—	294
Foreign exchange forwards	—	1	—	1
Interest rate caps	—	37	—	37
Contingent consideration	—	—	52	52
Other liabilities:
Interest rate swaps	—	3,648	—	3,648
Cross currency swaps	—	1,791	—	1,791
Interest rate caps	—	7	—	7
Total	$—	$6,601	$52	$6,653
(1)Quoted prices in active markets for identical assets or liabilities.
(2)Observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3)Unobservable pricing inputs in the market.

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of both March 31, 2024 and December 31, 2023, the carrying amount of our investments without readily determinable fair values was $764 million. During the three months ended March 31, 2024, there were insignificant adjustments due to observable price changes and there were insignificant amounts of impairment charges. As of March 31, 2024, cumulative adjustments due to observable price changes and impairment charges were $209 million and $99 million, respectively.

Verizon had a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value was calculated using a probability-weighted discounted cash flow model and represented a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability was remeasured to fair value. Contingent consideration payments were completed in January of 2024. During the three months ended March 31, 2024 and March 31, 2023, we made payments of $52 million and $102 million, respectively, related to the contingent consideration. See Note 3 for additional information.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At March 31, 2024	$149,515	$86,574	$58,724	$—	$145,298
At December 31, 2023	148,583	86,806	58,804	—	145,610

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
(dollars in millions)	2024	2023
Interest rate swaps	$26,071	$26,071
Cross currency swaps	32,604	33,526
Foreign exchange forwards	1,130	1,050

The following tables summarize the activities of our designated derivatives:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Interest Rate Swaps:
Notional value entered into	$—	$—
Notional value settled	—	—
Pre-tax gain (loss) recognized in Interest expense	2	(1)
Cross Currency Swaps:
Notional value entered into	2,146	—
Notional value settled	3,067	838
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	(742)	355
Pre-tax gain (loss) on hedged debt recognized in Interest expense	742	(355)
Excluded components recognized in Other comprehensive income (loss)	282	(378)
Initial value of the excluded component amortized into Interest expense	26	27

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	$(216)	$(117)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At March 31,	At December 31,
(dollars in millions)	2024	2023
Carrying amount of hedged liabilities	$21,197	$21,838
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,979)	(4,354)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	378	400

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three months ended March 31, 2024 and March 31, 2023, these amounts completely offset each other and no net gain or loss was recorded.

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

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. For these hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the three months ended March 31, 2024 and March 31, 2023, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information. We estimate that $93 million will be amortized into Interest expense within the next 12 months.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both March 31, 2024 and December 31, 2023.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Foreign Exchange Forwards:
Notional value entered into	$3,140	$2,655
Notional value settled	3,060	2,595
Pre-tax gain (loss) recognized in Other income, net	(22)	10

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2024, we did not hold any collateral. At March 31, 2024, we posted $1.8 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2023, we did not hold any collateral. At December 31, 2023, we posted $1.4 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2024	2023	2024	2023
Service cost - Cost of services	$41	$46	$11	$11
Service cost - Selling, general and administrative expense	7	7	2	2
Service cost	$48	$53	$13	$13

Amortization of prior service cost (credit)	$28	$28	$(32)	$(105)
Expected return on plan assets	(208)	(253)	(7)	(7)
Interest cost	157	188	135	136
Remeasurement gain, net	(73)	—	—	—
Other components	$(96)	$(37)	$96	$24

Total	$(48)	$16	$109	$37

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income, net.

During the three months ended March 31, 2024, we updated the expected return on plan assets assumption for our pension plans from 7.50% at December 31, 2023 to 8.00% based upon the expected market returns from the March 31, 2024 asset allocation.

Pension Annuitization
On February 29, 2024, we entered into two separate commitment agreements, one by and between the Company, State Street Global Advisors Trust Company (“State Street”), as independent fiduciary of the Verizon Management Pension Plan and Verizon Pension Plan for Associates (the “Pension Plans”), and The Prudential Insurance Company of America (“Prudential”), and one by and between the Company, State Street and RGA Reinsurance Company (“RGA”), under which the Pension Plans purchased nonparticipating single premium group annuity contracts from Prudential and RGA, respectively, to settle approximately $5.9 billion of benefit liabilities of the Pension Plans.

The purchase of the group annuity contracts closed on March 6, 2024. The group annuity contracts primarily cover a population that includes 56,000 retirees who commenced benefit payments from the Pension Plans prior to January 1, 2023 (“Transferred Participants”). Prudential and RGA each irrevocably guarantee and assume the sole obligation to make future payments to the Transferred Participants as provided under their respective group annuity contracts, with direct payments beginning July 1, 2024. The aggregate amount of each Transferred Participant’s payment under the group annuity contracts will be equal to the amount of each individual’s payment under the Pension Plans.

The purchase of the group annuity contracts was funded directly by transferring $5.7 billion of assets of the Pension Plans. The Company made additional contributions to the Pension Plans prior to the closing date of the transaction, as discussed below. With these contributions, the funded ratio of each of the Pension Plans does not change as a result of this transaction. During the three months ended March 31, 2024, we recorded a net pre-tax settlement gain as a result of this transaction, as discussed below.

Pension plan assets and liabilities are primarily presented within Employee benefit obligations in our condensed consolidated balance sheets.

Severance Payments
During the three months ended March 31, 2024, we paid severance benefits of $118 million. At March 31, 2024, we had a remaining severance liability of $456 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the three months ended March 31, 2024, we made discretionary contributions to the Pension Plans in the aggregate amount of $365 million. During the three months ended March 31, 2023, we made no contributions to our qualified pension plans. During the three months ended March 31, 2024 and March 31, 2023, we made insignificant contributions to our nonqualified pension plans. No mandatory qualified pension plans contributions are expected or required through December 31, 2024. No significant changes are expected with respect to the nonqualified pension and other postretirement benefit plans contributions in 2024.

Remeasurement gain, net
During the three months ended March 31, 2024, we recorded a net pre-tax remeasurement gain of $73 million in our pension plans due to a net pre-tax settlement gain of $200 million resulting from the pension annuitization transaction discussed above, partially offset by a net pre-tax remeasurement loss of $127 million triggered by settlements.

The net pre-tax remeasurement loss recorded for the three months ended March 31, 2024, was primarily driven by a $613 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $486 million due to changes in our discount rate assumption used to determine the current year liabilities of our pension plans.

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended March 31,
		2024		2023
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,631		13,420
Other		(60)		103
Balance at end of period		13,571		13,523

Retained Earnings
Balance at beginning of period		82,915		82,380
Net income attributable to Verizon		4,602		4,909
Dividends declared ($0.6650, $0.6525 per share)		(2,799)		(2,746)
Other		(4)		—
Balance at end of period		84,714		84,543

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,380)		(1,865)
Foreign currency translation adjustments		(50)		26
Unrealized gain on cash flow hedges		35		21
Unrealized gain (loss) on fair value hedges		200		(302)
Unrealized gain (loss) on marketable securities		(2)		4
Defined benefit pension and postretirement plans		(2)		(61)
Other comprehensive income (loss)		181		(312)
Balance at end of period attributable to Verizon		(1,199)		(2,177)

Treasury Stock
Balance at beginning of period	(87,173)	(3,821)	(91,572)	(4,013)
Employee plans	4,992	219	4,127	181
Shareholder plans	2	—	3	—
Balance at end of period	(82,179)	(3,602)	(87,442)	(3,832)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		656		793
Restricted stock equity grant		102		(14)
Amortization		(337)		(382)
Balance at end of period		421		397

Noncontrolling Interests
Balance at beginning of period		1,369		1,319
Total comprehensive income		120		109
Distributions and other		(97)		(92)
Balance at end of period		1,392		1,336
Total Equity		$95,726		$94,219

Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the three months ended March 31, 2024. At March 31, 2024, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 5 million shares of common stock issued from treasury stock during the three months ended March 31, 2024.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2024	$(636)	$(1,062)	$105	$(2)	$215	$(1,380)
Excluded components recognized in other comprehensive income	—	—	211	—	—	211
Other comprehensive loss	(50)	—	—	(2)	—	(52)
Amounts reclassified to net income	—	35	(11)	—	(2)	22
Net other comprehensive income (loss)	(50)	35	200	(2)	(2)	181
Balance at March 31, 2024	$(686)	$(1,027)	$305	$(4)	$213	$(1,199)

The amounts presented above in Net other comprehensive income (loss) are net of taxes. The amounts reclassified to net income related to unrealized gain (loss) on cash flow hedges and unrealized gain (loss) on fair value hedges in the table above are included in Other income, net and Interest expense in our condensed consolidated statements of income. See Note 7 for additional information. The amounts reclassified to net income related to unrealized loss on marketable securities and defined benefit pension and postretirement plans in the table above are included in Other income, net in our condensed consolidated statements of income. See Note 8 for additional information.

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
Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

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

Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis. Our Business segment's wireless and wireline products and services are organized by the primary customer groups targeted by these offerings: Enterprise and Public Sector, Business Markets and Other, and Wholesale.

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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
External Operating Revenues
Consumer
Service	$18,998	$18,456
Wireless equipment	4,490	4,878
Other(1)	1,517	1,474
Total Consumer	25,005	24,808

Business
Enterprise and Public Sector	3,587	3,787
Business Markets and Other	3,190	3,099
Wholesale	590	599
Total Business	7,367	7,485
Total reportable segments	$32,372	$32,293

Intersegment Revenues
Consumer	$52	$49
Business	9	9
Total reportable segments	$61	$58

Total Operating Revenues
Consumer	$25,057	$24,857
Business(2)	7,376	7,494
Total reportable segments	$32,433	$32,351

Operating Income
Consumer	$7,372	$7,099
Business	399	551
Total reportable segments	$7,771	$7,650
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2) Service and other revenues and Wireless equipment revenues included in our Business segment were approximately $6.5 billion and $871 million, respectively, for the three months ended March 31, 2024, and were approximately $6.6 billion and $882 million, respectively, for the three months ended March 31, 2023.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Consumer	$2,896	$2,889
Business	311	307
Total Fios revenue	$3,207	$3,196

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Consumer	$16,134	$15,599
Business	3,379	3,290
Total Wireless service revenue	$19,513	$18,889

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Total reportable segments operating revenues	$32,433	$32,351
Corporate and other	611	617
Eliminations	(63)	(56)
Total consolidated operating revenues	$32,981	$32,912

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Total reportable segments operating income	$7,771	$7,650
Corporate and other	(136)	(4)
Other components of net periodic benefit charges (Note 8)	(8)	(62)
Legacy legal matter	(106)	—
Total consolidated operating income	7,521	7,584

Equity in earnings (losses) of unconsolidated businesses	(9)	9
Other income, net	198	114
Interest expense	(1,635)	(1,207)
Income Before Provision For Income Taxes	$6,075	$6,500

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2024 or 2023.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of March 31, 2024 and December 31, 2023, $654 million and $817 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

As of March 31, 2024, Verizon had 27 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Fifteen of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the digital world. We are consistently deploying new network architecture and technologies to secure our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. Our network quality is the hallmark of our brand and the foundation for the connectivity, platforms and solutions upon which we build our competitive advantage. In 2024, we are focused on enhancing and driving the monetization of our networks, platforms and solutions, retaining and growing our high-quality customer base and further improving our financial and operating performance.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that our C-Band spectrum, together with our industry leading millimeter wave spectrum holdings and our 4G Long-Term Evolution (LTE) network and fiber infrastructure, will drive innovative products and services and fuel our growth.

Highlights of Our Financial Results for the Three Months Ended March 31, 2024 and 2023
(dollars in millions)
Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended March 31, 2024 and 2023

———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. Our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis.

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

In addition to the wireless services and equipment discussed above, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three months ended March 31, 2024 totaled $25.1 billion, representing an increase of 0.8% compared to the similar period in 2023. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world. The Business segment's operating revenues for the three months ended March 31, 2024 totaled $7.4 billion, representing a decrease of 1.6% compared to the similar period in 2023. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

Corporate and Other
Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore are included in the chief operating decision maker’s assessment of segment performance. See "Consolidated Results of Operations" for additional information regarding Corporate and other results.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2024, these investments included $4.4 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2024 are expected to be in the range of $17.0 billion to $17.5 billion.

Global Network and Technology
Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. 5G technology enables higher throughput and lower latency than 4G LTE technology and allows our networks to handle more traffic as the number of internet-connected devices grows.

We are focusing our capital investment on building our next generation 5G network, while also adding capacity and density to our 4G LTE network. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to add capacity to address increasing mobile video consumption and the growing demand for IoT products and services on our 5G and 4G LTE networks. We obtained full access to our C-Band spectrum in August 2023, and will continue deploying this spectrum across the continental U.S.

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

Consolidated Operating Revenues

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2024	2023	(Decrease)
Consumer	$25,057	$24,857	$200	0.8%
Business	7,376	7,494	(118)	(1.6)
Corporate and other	611	617	(6)	(1.0)
Eliminations	(63)	(56)	(7)	12.5
Consolidated Operating Revenues	$32,981	$32,912	$69	0.2

Consolidated operating revenues increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to revenue increases in our Consumer segment, partially offset by revenue decreases in our Business segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2024	2023	(Decrease)
Cost of services	$6,967	$7,078	$(111)	(1.6)%
Cost of wireless equipment	5,905	6,426	(521)	(8.1)
Selling, general and administrative expense	8,143	7,506	637	8.5
Depreciation and amortization expense	4,445	4,318	127	2.9
Consolidated Operating Expenses	$25,460	$25,328	$132	0.5

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

Cost of services decreased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily as result of:
•a decrease of $130 million in access costs primarily as a result of decreases in prepaid subscribers, circuit disconnections and pricing changes;
•a decrease of $102 million in personnel costs primarily related to the impact of workforce changes;
•an increase of $49 million in direct costs driven by vendor and service provider promotions and discounts received in 2023 that did not reoccur in 2024; and
•an increase of $48 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum.

Cost of Wireless Equipment
Cost of wireless equipment decreased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily as a result of:
•a decrease of $852 million driven by a lower volume of wireless devices sold primarily related to a decrease of 19% in upgrades; and
•an increase of $331 million due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to:
•an increase of $312 million in personnel costs primarily related to an increase in costs associated with the transition to third-party contracted resources along with the impacts of a prior year compensation plan assumption change that did not reoccur and increased sales commission expense;
•an increase of $136 million related to higher costs for device insurance programs due to an increase in claims; and
•an increase of $106 million related to a legacy legal matter.

See "Special Items" for additional information on the legacy legal matter.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to the change in the mix of net depreciable and amortizable assets, including the amortization period of certain acquisition-related intangible assets, and the continued deployment of C-Band network assets.

Other Consolidated Results
Other Income, Net
Additional information relating to Other income, net is as follows:

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2024	2023	(Decrease)
Interest income	$78	$75	$3	4.0%
Other components of net periodic benefit income	—	13	(13)	nm
Net debt extinguishment gains	110	70	40	57.1
Other, net	10	(44)	54	nm
Other Income, Net	$198	$114	$84	73.7
nm - not meaningful

Other income, net, reflects certain items not directly related to our core operations, including interest income, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income, net increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to:
•an increase of $54 million primarily related to the remeasurement of our foreign currency denominated assets and liabilities resulting in a foreign currency adjustment gain in 2024 compared with a loss in 2023; and
•net debt extinguishment gains of $110 million related to tender offers and open market repurchases of various Company notes in 2024, compared with gains of $70 million related to open market repurchases of various Company notes in 2023.

Interest Expense

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2024	2023	(Decrease)
Total interest costs on debt balances	$1,909	$1,748	$161	9.2%
Less capitalized interest costs	274	541	(267)	(49.4)
Interest Expense	$1,635	$1,207	$428	35.5

Average debt outstanding(1)(3)	$152,754	$151,493
Effective interest rate(2)(3)	5.0%	4.6%
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

Total interest expense increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily as a result of a decrease in capitalized interest costs due to additional C-Band spectrum licenses being placed into service, an increase in interest costs due to a higher average interest rate and higher average debt balances.

Provision for Income Taxes

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023	Decrease
Provision for income taxes	$1,353	$1,482	$(129)	(8.7)%
Effective income tax rate	22.3%	22.8%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. During the three months ended March 31, 2024, both the provision for income taxes and the effective income tax rate decreased compared to the similar period in 2023 due to lower income before taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.7 billion at both March 31, 2024 and December 31, 2023. Interest and penalties related to unrecognized tax benefits were $650 million (after-tax) and $630 million (after-tax) at March 31, 2024 and December 31, 2023, respectively.

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

Consolidated Adjusted EBITDA is calculated by excluding from Consolidated EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of certain special items. We believe that this measure is useful to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes, and depreciation and amortization policies. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

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

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Consolidated Net Income	$4,722	$5,018
Add:
Provision for income taxes	1,353	1,482
Interest expense	1,635	1,207
Depreciation and amortization expense(1)	4,445	4,318
Consolidated EBITDA	$12,155	$12,025

Add (Less):
Other income, net	$(198)	$(114)
Equity in (earnings) losses of unconsolidated businesses	9	(9)
Legacy legal matter	106	—
Consolidated Adjusted EBITDA	$12,072	$11,902
(1) Includes Amortization of acquisition-related intangible assets, which were $221 million and $208 million during the three months ended March 31, 2024 and 2023, respectively. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2024 compared to the similar period in 2023 were primarily a result of the factors described in connection with consolidated operating revenues and consolidated operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions, except ARPA)	2024	2023	(Decrease)
Service	$18,998	$18,456	$542	2.9%
Wireless equipment	4,490	4,878	(388)	(8.0)
Other	1,569	1,523	46	3.0
Total Operating Revenues	$25,057	$24,857	$200	0.8

Revenue Statistics:
Wireless service revenue	$16,134	$15,599	$535	3.4
Fios revenue	$2,896	$2,889	$7	0.2

Connections (‘000):(1)
Wireless retail postpaid	93,905	92,192	1,713	1.9
Wireless retail prepaid	20,904	22,331	(1,427)	(6.4)
Total wireless retail	114,809	114,523	286	0.2
Fios internet	7,025	6,803	222	3.3
Fios video	2,883	3,160	(277)	(8.8)
Total broadband	9,297	8,202	1,095	13.4

Net Additions in Period (‘000):
Wireless retail postpaid	75	321	(246)	(76.6)
Wireless retail prepaid	(216)	(351)	135	38.5
Total wireless retail	(141)	(30)	(111)	nm

Wireless retail postpaid phone	(158)	(263)	105	39.9

Total broadband	239	302	(63)	(20.9)

Churn Rate:
Wireless retail	1.62%	1.69%
Wireless retail postpaid	1.03%	1.05%
Wireless retail postpaid phone	0.83%	0.84%

Account Statistics:
Wireless retail postpaid ARPA	$135.75	$130.06	$5.69	4.4
Wireless retail postpaid accounts (‘000)(1)	32,876	33,034	(158)	(0.5)
Wireless retail postpaid connections per account(1)	2.86	2.79	0.07	2.5
(1)As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Consumer’s total operating revenues increased during the three months ended March 31, 2024 compared to the similar period in 2023 as a result of increases in Service and Other revenues, partially offset by a decrease in Wireless equipment revenue.

Service Revenue
Service revenue increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily as a result of:
•an increase of $409 million in access revenues related to our postpaid plans primarily due to pricing actions; an increase in our FWA subscriber base; and an increase in subscriptions through MyPlan offerings. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $149 million related to growth in non-retail service revenue;
•an increase of $64 million in TravelPass revenue through increased customer international travel; and

•a decrease of $106 million in prepaid revenue primarily due to a decrease in the prepaid subscriber base.

Wireless Equipment Revenue
Wireless equipment revenue decreased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily as a result of:
•a decrease of $722 million driven by a lower volume of wireless devices sold primarily related to a decrease of 21% in upgrades; and
•an increase of $365 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue remained relatively flat for the three months ended March 31, 2024 compared to the similar period in 2023.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2024	2023	(Decrease)
Cost of services	$4,537	$4,432	$105	2.4%
Cost of wireless equipment	4,750	5,191	(441)	(8.5)
Selling, general and administrative expense	5,089	4,921	168	3.4
Depreciation and amortization expense	3,309	3,214	95	3.0
Total Operating Expenses	$17,685	$17,758	$(73)	(0.4)

Cost of Services
Cost of services increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily as a result of:
•an increase of $59 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum;
•an increase of $42 million in personnel costs mainly driven by certain other post-employment benefit credits in 2023 that did not reoccur in 2024;
•an increase of $40 million in direct costs driven by vendor and service provider promotions and discounts received in 2023 that did not reoccur in 2024;
•an increase of $29 million in digital content costs primarily associated with an increase in subscriptions through MyPlan offerings, partially offset by a decrease in traditional linear content costs due to a decline in Fios video subscribers; and
•a decrease of $84 million in access costs primarily as a result of decreases in prepaid subscribers, circuit disconnections and pricing changes.

Cost of Wireless Equipment
Cost of wireless equipment decreased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily as a result of:
•a decrease of $719 million driven by a lower volume of wireless devices sold primarily related to a decrease of 21% in upgrades; and
•an increase of $278 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to:
•an increase of $80 million in personnel costs mainly driven by the impacts of a prior year compensation plan assumption change that did not reoccur and increased sales commission expense; and
•an increase of $50 million in regulatory fees mainly driven by an increase in rates.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2024 compared to the similar period in 2023 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023	Increase
Segment Operating Income	$7,372	$7,099	$273	3.8%
Add Depreciation and amortization expense	3,309	3,214	95	3.0
Segment EBITDA	$10,681	$10,313	$368	3.6

Segment operating income margin	29.4%	28.6%
Segment EBITDA margin	42.6%	41.5%

The changes in the table above during the three months ended March 31, 2024 compared to the similar period in 2023 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2024	2023	(Decrease)
Enterprise and Public Sector	$3,587	$3,787	$(200)	(5.3)%
Business Markets and Other	3,195	3,104	91	2.9
Wholesale	594	603	(9)	(1.5)
Total Operating Revenues(1)	$7,376	$7,494	$(118)	(1.6)

Revenue Statistics:
Wireless service revenue	$3,379	$3,290	$89	2.7
Fios revenue	$311	$307	$4	1.3

Connections (‘000):(2)
Wireless retail postpaid	29,947	28,820	1,127	3.9
Fios internet	389	377	12	3.2
Fios video	59	65	(6)	(9.2)
Total broadband	1,816	1,192	624	52.3

Net Additions in Period (‘000):
Wireless retail postpaid	178	312	(134)	(42.9)
Wireless retail postpaid phone	90	136	(46)	(33.8)
Total broadband	150	135	15	11.1

Churn Rate:
Wireless retail postpaid	1.51%	1.50%
Wireless retail postpaid phone	1.13%	1.16%
(1) Service and other revenues included in our Business segment were approximately $6.5 billion and $6.6 billion for the three months ended March 31, 2024 and 2023, respectively. Wireless equipment revenues included in our Business segment were $871 million and $882 million for the three months ended March 31, 2024 and 2023, respectively.
(2) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.

Business’s total operating revenues decreased during the three months ended March 31, 2024 compared to the similar period in 2023 as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

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

Enterprise and Public Sector revenues decreased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to:
•a decrease of $150 million in wireline revenue primarily driven by decreases in networking, traditional data and voice communication services due to secular market pressure, coupled with lower customer premise equipment sales volumes; and
•a decrease of $20 million in Wireless equipment revenue driven by a decrease in the number of wireless devices sold primarily due to fewer upgrades, partially offset by a shift to higher priced equipment in the mix of devices sold.

Business Markets and Other
Business Markets and Other offers wireless services and equipment, conferencing services, tailored voice and networking products, Fios services, advanced voice solutions and security services to our business customers that ordinarily do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support mobile resource management.

Business Markets and Other revenue increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to an increase of $114 million in Wireless service revenue driven mainly by an increase in our FWA subscriber base and our pricing actions.

Fios revenues remained flat for the three months ended March 31, 2024 compared to the similar period in 2023.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenue remained relatively flat for the three months ended March 31, 2024 compared to the similar period in 2023.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2024	2023	(Decrease)
Cost of services	$2,432	$2,582	$(150)	(5.8)%
Cost of wireless equipment	1,155	1,234	(79)	(6.4)
Selling, general and administrative expense	2,262	2,033	229	11.3
Depreciation and amortization expense	1,128	1,094	34	3.1
Total Operating Expenses	$6,977	$6,943	$34	0.5

Cost of Services
Cost of services decreased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to:
•a decrease of $77 million in personnel costs related to the impact of workforce changes, partially offset by certain other post-employment benefit credits in 2023 that did not reoccur in 2024;
•a decrease of $46 million in access costs related to changes in usage, partially offset by changes in circuit access prices; and
•a decrease of $29 million in customer premise equipment costs due to lower volumes sold.

Cost of Wireless Equipment
Cost of wireless equipment decreased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily as a result of:
•a decrease of $132 million driven by a lower volume of wireless devices sold; and
•an increase of $53 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to an increase of $209 million in personnel costs primarily related to an increase in costs associated with the transition to third-party contracted resources along with the impacts of a prior year compensation plan assumption change that did not reoccur and increased sales commission expense.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2024 compared to the similar period in 2023 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2024	2023	(Decrease)
Segment Operating Income	$399	$551	$(152)	(27.6)%
Add Depreciation and amortization expense	1,128	1,094	34	3.1
Segment EBITDA	$1,527	$1,645	$(118)	(7.2)

Segment operating income margin	5.4%	7.4%
Segment EBITDA margin	20.7%	22.0%

The changes in the table above during the three months ended March 31, 2024 compared to the similar period in 2023 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$221	$208
Legacy legal matter
Selling, general and administrative expense	106	—
Total	$327	$208
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Within Total Operating Expenses	$327	$208
Total	$327	$208

Amortization of Acquisition-Related Intangible Assets
During the three months ended March 31, 2024 and 2023, we recorded pre-tax amortization expense of $221 million and $208 million, respectively, related to acquired intangible assets.

Legacy Legal Matter
During the three months ended March 31, 2024, we recorded a pre-tax charge of $106 million associated with a litigation matter related to a legacy contract for the production of telephone directories in Costa Rica by a subsidiary of the Company.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023	Change
Cash Flows Provided By (Used In)
Operating activities	$7,084	$8,289	$(1,205)
Investing activities	(5,245)	(6,110)	865
Financing activities	(1,428)	(2,383)	955
Increase (decrease) in cash, cash equivalents and restricted cash	$411	$(204)	$615

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $1.2 billion during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to higher interest expense due to higher average interest rates, a discretionary pension plan contribution of $365 million and changes in working capital related to timing. As a result of the prior year discretionary contribution to one of our qualified pension plans and the additional $365 million contribution made in 2024, we expect that there will be no required pension funding through the end of 2024, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the three months ended March 31, 2024 and 2023 were $4.4 billion and $6.0 billion, respectively. Capital expenditures decreased approximately $1.6 billion during the three months ended March 31, 2024 compared to the similar period in 2023 primarily due to the completion of our accelerated $10 billion capital program related to our C-Band deployment in the first half of 2023.

Acquisitions of Wireless Licenses
During the three months ended March 31, 2024 and 2023, we made payments of $269 million and $114 million, respectively, for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

During the three months ended March 31, 2024 and 2023, we recorded capitalized interest related to wireless licenses of $180 million and $449 million, respectively.

Collateral Receipts (Payments) Related to Derivative Contracts, Net
During the three months ended March 31, 2024, we made collateral payments of $432 million related to derivative contracts, net of receipts. During the three months ended March 31, 2023, we received return of collateral posted of $367 million related to derivative contracts, net of payments. See Note 7 to the condensed consolidated financial statements for additional information.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended

March 31, 2024, net cash used in financing activities was $1.4 billion. During the three months ended March 31, 2023, net cash used in financing activities was $2.4 billion.

During the three months ended March 31, 2024, our net cash used in financing activities was primarily driven by repayments and repurchases of long-term borrowings and finance lease obligations of $4.5 billion, cash dividends paid of $2.8 billion, and repayments of asset-backed long-term borrowings of $1.4 billion. These payments were partially offset by proceeds from long-term borrowings of $3.1 billion, proceeds from asset-backed long-term borrowings of $2.5 billion and net proceeds of short-term commercial paper of $2.3 billion.

At March 31, 2024, our total debt of $151.7 billion included unsecured debt of $128.4 billion and secured debt of $23.3 billion. At December 31, 2023, our total debt of $150.7 billion included unsecured debt of $128.5 billion and secured debt of $22.2 billion. During the three months ended March 31, 2024 and 2023, our effective interest rate was 5.0% and 4.6%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At March 31, 2024
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,956	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	6,294
Total		$23,000	$11,956	$6,294
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of March 31, 2024, there have been no drawings against the revolving credit facility since its inception.
(2) During the three months ended March 31, 2024, there were no drawings from these facilities. During the three months ended March 31, 2023, we drew down $515 million from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In March 2024, we amended our $9.5 billion revolving credit facility to increase the capacity to $12.0 billion and extended its maturity to 2028.

Other, Net
Other, net financing activities during the three months ended March 31, 2024 includes $216 million in payments for settlement of cross currency swaps, $117 million in payments made under tax withholding of employee share based arrangements and $98 million in cash consideration payment to acquire additional interest in a certain controlled wireless partnership.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.8 billion and $2.7 billion in cash dividends during the three months ended March 31, 2024 and 2023, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at March 31, 2024 totaled $2.4 billion, a $300 million increase compared to December 31, 2023, primarily as a result of the factors discussed above.

Restricted cash totaled $1.5 billion and $1.4 billion as of March 31, 2024 and December 31, 2023, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023	Change
Net cash provided by operating activities	$7,084	$8,289	$(1,205)
Less Capital expenditures (including capitalized software)	4,376	5,958	(1,582)
Free cash flow	$2,708	$2,331	$377

The increase in free cash flow during the three months ended March 31, 2024 compared to the similar period in 2023 is a reflection of the decrease in capital expenditures, partially offset by the decrease in operating cash flows, both of which are discussed above.

Other Future Obligations
As of March 31, 2024, Verizon had 27 renewable energy purchase agreements (REPAs) with third parties. See Note 12 to the condensed consolidated financial statements for additional information. Under the REPAs, we plan to purchase up to an aggregate of approximately 3.6 gigawatts of capacity across multiple states.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2024, we did not hold any collateral. At March 31, 2024, we posted $1.8 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2023, we did not hold any collateral. At December 31, 2023, we posted $1.4 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2024, approximately 75% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $399 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2024, the fair value of the liability of these contracts was $5.1 billion. At December 31, 2023, the fair value of the liability of these contracts was $4.5 billion. At both March 31, 2024 and December 31, 2023, the total notional amount of the interest rate swaps was $26.1 billion.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At March 31, 2024, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $600 million and $762 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the fair value of the liability of these contracts was $2.2 billion and $2.1 billion, respectively. At March 31, 2024 and December 31, 2023, the total notional amount of the cross currency swaps was $32.6 billion and $33.5 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both March 31, 2024 and December 31, 2023, the fair value of the asset and liability of these contracts was insignificant. At both March 31, 2024 and December 31, 2023, the total notional amount of the foreign exchange forwards was $1.1 billion.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.6 billion. During the three months ended March 31, 2024 and March 31, 2023, we made payments of $269 million and $114 million, respectively, for obligations related to clearing costs and accelerated clearing incentives. We expect to continue to make payments of approximately $100 million for the remaining obligations in 2024. The final timing and amounts of these payments could differ based on the actual amount of incumbent holders’ reimbursement claims and the speed with which those claims are approved and processed. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

See Note 3 to the condensed consolidated financial statements for additional information regarding our spectrum license transactions.

TracFone Wireless, Inc.
In November 2021, we completed the acquisition of TracFone Wireless, Inc. (TracFone). Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of common stock of the Company valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represented a Level 3 measurement. The contingent consideration payable was based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. Contingent consideration payments were completed in January of 2024.

During the three months ended March 31, 2024 and March 31, 2023, Verizon made payments of $52 million and $102 million, respectively, related to the contingent consideration, which is reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. See Note 3 and Note 7 to the condensed consolidated financial statements for additional information.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2024.

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

There were no changes in the Company’s internal control over financial reporting during the first quarter 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended March 31, 2024. At March 31, 2024, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10a	Form of 2024 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2024 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

VERIZON COMMUNICATIONS INC.

Date: April 25, 2024	By	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)