Form 10-Q
period 2024-06-30
VERIZON COMMUNICATIONS INC
filed 2024-07-25
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

At June 30, 2024, 4,209,519,996 shares of the registrant’s common stock were outstanding, after deducting 81,913,650 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2024	2023	2024	2023

Operating Revenues
Service revenues and other	$27,798	$27,319	$55,418	$54,471
Wireless equipment revenues	4,998	5,277	10,359	11,037
Total Operating Revenues	32,796	32,596	65,777	65,508

Operating Expenses
Cost of services (exclusive of items shown below)	6,904	6,986	13,871	14,064
Cost of wireless equipment	5,567	5,778	11,472	12,204
Selling, general and administrative expense	8,024	8,253	16,167	15,759
Depreciation and amortization expense	4,483	4,359	8,928	8,677
Total Operating Expenses	24,978	25,376	50,438	50,704

Operating Income	7,818	7,220	15,339	14,804
Equity in losses of unconsolidated businesses	(14)	(33)	(23)	(24)
Other income (expense), net	(72)	210	126	324
Interest expense	(1,698)	(1,285)	(3,333)	(2,492)
Income Before Provision For Income Taxes	6,034	6,112	12,109	12,612
Provision for income taxes	(1,332)	(1,346)	(2,685)	(2,828)
Net Income	$4,702	$4,766	$9,424	$9,784

Net income attributable to noncontrolling interests	$109	$118	$229	$227
Net income attributable to Verizon	4,593	4,648	9,195	9,557
Net Income	$4,702	$4,766	$9,424	$9,784

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.09	$1.10	$2.18	$2.27
Weighted-average shares outstanding (in millions)	4,215	4,208	4,215	4,207

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.09	$1.10	$2.18	$2.27
Weighted-average shares outstanding (in millions)	4,221	4,213	4,220	4,212
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2024	2023	2024	2023

Net Income	$4,702	$4,766	$9,424	$9,784
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(1), $1, $(6) and $4	—	(6)	(50)	20
Unrealized gain on cash flow hedges, net of tax of $(7), $(8), $(18) and $(15)	19	25	54	46
Unrealized gain (loss) on fair value hedges, net of tax of $36, $(100), $(32) and $3	(104)	293	96	(9)
Unrealized gain (loss) on marketable securities, net of tax of $0, $0, $1 and $(1)	(1)	(2)	(3)	2
Defined benefit pension and postretirement plans, net of tax of $1, $21, $2 and $36	(2)	(54)	(4)	(115)
Other comprehensive income (loss) attributable to Verizon	(88)	256	93	(56)
Total Comprehensive Income	$4,614	$5,022	$9,517	$9,728

Comprehensive income attributable to noncontrolling interests	$109	$118	$229	$227
Comprehensive income attributable to Verizon	4,505	4,904	9,288	9,501
Total Comprehensive Income	$4,614	$5,022	$9,517	$9,728

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2024	2023

Assets
Current assets
Cash and cash equivalents	$2,432	$2,065
Accounts receivable	26,702	26,102
Less Allowance for credit losses	1,095	1,017
Accounts receivable, net	25,607	25,085
Inventories	1,841	2,057
Prepaid expenses and other	8,176	7,607
Total current assets	38,056	36,814

Property, plant and equipment	324,978	320,108
Less Accumulated depreciation	217,088	211,798
Property, plant and equipment, net	107,890	108,310

Investments in unconsolidated businesses	908	953
Wireless licenses	156,291	155,667
Goodwill	22,842	22,843
Other intangible assets, net	10,680	11,057
Operating lease right-of-use assets	24,064	24,726
Other assets	18,415	19,885
Total assets	$379,146	$380,255

Liabilities and Equity
Current liabilities
Debt maturing within one year	$23,255	$12,973
Accounts payable and accrued liabilities	19,727	23,453
Current operating lease liabilities	4,247	4,266
Other current liabilities	13,577	12,531
Total current liabilities	60,806	53,223

Long-term debt	126,022	137,701
Employee benefit obligations	12,812	13,189
Deferred income taxes	46,082	45,781
Non-current operating lease liabilities	19,456	20,002
Other liabilities	16,429	16,560
Total long-term liabilities	220,801	233,233

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,539	13,631
Retained earnings	86,504	82,915
Accumulated other comprehensive loss	(1,287)	(1,380)
Common stock in treasury, at cost (81,913,650 and 87,172,997 shares outstanding)	(3,590)	(3,821)
Deferred compensation – employee stock ownership plans (ESOPs) and other	577	656
Noncontrolling interests	1,367	1,369
Total equity	97,539	93,799
Total liabilities and equity	$379,146	$380,255
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2024	2023

Cash Flows from Operating Activities
Net Income	$9,424	$9,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,928	8,677
Employee retirement benefits	354	108
Deferred income taxes	282	633
Provision for expected credit losses	1,119	1,061
Equity in losses of unconsolidated businesses, inclusive of dividends received	33	49
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(3,572)	(620)
Other, net	1	(1,672)
Net cash provided by operating activities	16,569	18,020

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,071)	(10,070)
Acquisitions of wireless licenses	(613)	(1,085)
Collateral receipts (payments) related to derivative contracts, net	(424)	824
Other, net	(2)	131
Net cash used in investing activities	(9,110)	(10,200)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,122	1,503
Proceeds from asset-backed long-term borrowings	5,828	3,705
Net proceeds from (repayments of) short-term commercial paper	603	(167)
Repayments of long-term borrowings and finance lease obligations	(5,719)	(2,600)
Repayments of asset-backed long-term borrowings	(4,008)	(2,383)
Dividends paid	(5,598)	(5,487)
Other, net	(1,290)	(157)
Net cash used in financing activities	(7,062)	(5,586)

Increase in cash, cash equivalents and restricted cash	397	2,234
Cash, cash equivalents and restricted cash, beginning of period	3,497	4,111
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,894	$6,345
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

Earnings Per Common Share
There were a total of approximately 5.3 million and 4.5 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2024, respectively. There were a total of approximately 5.6 million and 4.6 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2023, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2024	2023
Cash and cash equivalents	$2,432	$2,065	$367
Restricted cash:
Prepaid expenses and other	1,354	1,244	110
Other assets	108	188	(80)
Cash, cash equivalents and restricted cash	$3,894	$3,497	$397

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

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement. We have elected the practical expedient within Topic 842, to combine the lease and non-lease components for those customer arrangements under Topic 606 that involve customer premise equipment where we are the lessor. During the three and six months ended June 30, 2024 revenues from arrangements that were not accounted for under Topic 606 were approximately $753 million and $1.5 billion, respectively. During the three and six months ended June 30, 2023, revenues from arrangements that were not accounted for under Topic 606 were approximately $754 million and $1.5 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or were partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At June 30, 2024, month-to-month service contracts represented approximately 95% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts, compared to June 30, 2023, for which month-to-month service contracts represented approximately 94% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services, with or without promotional credits that require maintenance of service, are generally either month-to-month and cancellable at any time, or considered to contain terms ranging from greater than one month to up to thirty-six months (typically under a device payment plan), or contain terms ranging from greater than one month to up to thirty-six months (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to contracts that are not accounted for as month-to-month contracts.

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

At June 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $14.8 billion, $24.5 billion and $17.0 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At June 30,	At December 31,
(dollars in millions)	2024	2023
Accounts Receivable(1)	$9,495	$9,760
Device payment plan agreement receivables(2)	18,370	18,528
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

Revenues recognized related to contract liabilities existing at January 1, 2024 were $262 million and $4.7 billion for the three and six months ended June 30, 2024, respectively. Revenues recognized related to contract liabilities existing at January 1, 2023 were $258 million and $4.6 billion for the three and six months ended June 30, 2023, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2024	2023
Assets
Prepaid expenses and other	$548	$546
Other assets	287	268
Total Contract Assets	$835	$814

Liabilities
Other current liabilities	$7,163	$6,955
Other liabilities	1,881	1,947
Total Contract Liabilities	$9,044	$8,902

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2024	2023
Assets
Prepaid expenses and other	$2,811	$2,756
Other assets	2,598	2,639
Total	$5,409	$5,395

For the three and six months ended June 30, 2024, we recognized expense of $829 million and $1.7 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2023, we recognized expense of $791 million and $1.6 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three and six months ended June 30, 2024 or June 30, 2023.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.5 billion. During the six months ended June 30, 2024 and June 30, 2023, we made payments of $269 million and $114 million, respectively, for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

During the six months ended June 30, 2024 and June 30, 2023, Verizon made payments of $52 million and $102 million, respectively, related to the contingent consideration, which are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At June 30,	At December 31,
(dollars in millions)	2024	2023
Wireless licenses	$156,291	$155,667

During the six months ended June 30, 2024 and June 30, 2023, we made payments of $269 million and $114 million, respectively, for obligations related to clearing costs and accelerated clearing incentives for wireless licenses in connection with Auction 107. See Note 3 for additional information.

At June 30, 2024 and 2023, approximately $11.8 billion and $38.4 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded approximately $338 million and $905 million of capitalized interest on wireless licenses for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2024(1)	$21,177	$1,666	$22,843
Reclassifications, adjustments and other	—	(1)	(1)
Balance at June 30, 2024	$21,177	$1,665	$22,842
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At June 30, 2024			At December 31, 2023
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,238	$(2,382)	$1,856	$4,335	$(2,193)	$2,142
Non-network internal-use software (3 to 7 years)	26,393	(18,776)	7,617	25,524	(17,949)	7,575
Other (4 to 25 years)	2,626	(1,419)	1,207	2,656	(1,316)	1,340
Total	$33,257	$(22,577)	$10,680	$32,515	$(21,458)	$11,057

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2024	$706	$1,404
2023	653	1,300

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2024	$1,325
2025	2,496
2026	2,278
2027	1,714
2028	1,338
2029	675

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the three and six months ended June 30, 2024.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended March 31, 2024
Verizon 0.875% - 3.250% notes due 2025 - 2028	€1,981	$2,237
Three Months Ended March 31, 2024 total		2,237
Six Months Ended June 30, 2024 total		$2,237
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

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased	Amount Paid(1)
Three Months Ended March 31, 2024
Verizon 1.625% notes due 2024	€685	$840
Verizon 0.750% notes due 2024	$999	1,003
Verizon floating rate notes due 2024	95	96
Open market repurchases of various Verizon notes	117	89
Three Months Ended March 31, 2024 total		2,028

Three Months Ended June 30, 2024
Verizon 4.073% notes due 2024	£413	$582
Open market repurchases of various Verizon notes	$306	214
Three Months Ended June 30, 2024 total		796
Six Months Ended June 30, 2024 total		$2,824
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

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds(1)
Three Months Ended March 31, 2024
Verizon 3.500% notes due 2032	€1,000	$1,062
Verizon 3.750% notes due 2036	€1,000	1,061
Verizon 5.500% notes due 2054(2)	$1,000	980
Three Months Ended March 31, 2024 total		3,103
Six Months Ended June 30, 2024 total		$3,103
(1) Net proceeds were net of underwriting discounts and other issuance costs. In addition, for securities denominated in a currency other than the U.S. dollar, net proceeds are shown on a U.S. dollar equivalent basis. See Note 7 for additional information on cross currency swap transactions related to the issuances.
(2) An amount equal to the net proceeds from these notes is expected to be used to fund certain renewable energy projects, including new and existing investments made by us during the period from May 1, 2023 through the maturity date of the notes.

Commercial Paper Program
During the six months ended June 30, 2024, we issued $22.4 billion in net proceeds and made $21.8 billion in principal repayments of commercial paper. These transactions are reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows on a net basis. As of June 30, 2024, we had $605 million principal amount outstanding for commercial paper.

Asset-Backed Debt
As of June 30, 2024, the carrying value of our asset-backed debt was $24.0 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the six months ended June 30, 2024, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2024
Series 2024-1
A-1a Senior class notes	5.000	1.92	$835
A-1b Senior class notes	Compounded SOFR + 0.650(1)	1.92	279
B Junior class notes	5.240	1.92	—
C Junior class notes	5.490	1.92	51

Series 2024-2
A Senior class notes	4.830	4.92	668
B Junior class notes	5.080	4.92	51
C Junior class notes	5.320	4.92	31
January 2024 total			1,915

April 2024
Series 2024-3
A-1a Senior class notes	5.340	2.99	605
A-1b Senior class notes	Compounded SOFR + 0.580(1)	2.99	175
B Junior class notes	5.540	2.99	59
C Junior class notes	5.730	2.99	36
April 2024 total			875

June 2024
Series 2024-4
A-1a Senior class notes	5.210	1.98	289
A-1b Senior class notes	Compounded SOFR + 0.550(1)	1.98	246
B Junior class notes	5.400	1.98	41
C Junior class notes	5.600	1.98	25

Series 2024-5
A Senior class notes	5.000	4.98	512
B Junior class notes	5.250	4.98	39
C Junior class notes	5.490	4.98	24
June 2024 total			1,176
Total			$3,966
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in June 2024 was 5.333%.

Under the terms of each series of ABS Notes outstanding as of June 30, 2024, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the six months ended June 30, 2024, we made aggregate principal repayments of $2.2 billion in connection with anticipated redemptions of ABS Notes and notes that have entered the amortization period, including payments in connection with any note redemptions.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2023 (2021 ABS Financing Facility), we prepaid an aggregate of $900 million in January 2024, borrowed an additional $600 million in March 2024, prepaid an aggregate of $900 million in April 2024 and borrowed an additional $225 million in June 2024. The aggregate outstanding balance under the 2021 ABS Financing Facility was $7.5 billion as of June 30, 2024.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2023 (2022 ABS Financing Facility), we borrowed an additional $1.1 billion in June 2024. The aggregate outstanding balance under the 2022 ABS Financing Facility was $4.0 billion as of June 30, 2024.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2024	2023
Assets
Accounts receivable, net	$17,199	$14,550
Prepaid expenses and other	1,402	1,288
Other assets	11,470	11,682

Liabilities
Accounts payable and accrued liabilities	31	29
Debt maturing within one year	16,103	7,483
Long-term debt	7,912	14,700

The Accounts receivable, net amounts above does not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At June 30, 2024
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,962	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	6,029
Total		$23,000	$11,962	$6,029
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of June 30, 2024, there have been no drawings against the revolving credit facility since its inception.
(2) During the six months ended June 30, 2024, there were no drawings from these facilities. During the six months ended June 30, 2023, we drew down $515 million from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In March 2024, we amended our $9.5 billion revolving credit facility to increase the capacity to $12.0 billion and extended its maturity to 2028.

Non-Cash Transactions
During the six months ended June 30, 2024 and 2023, we financed, primarily through alternative financing arrangements, the purchase of approximately $941 million and $719 million, respectively, of long-lived assets consisting primarily of network equipment. As of June 30, 2024 and December 31, 2023, $2.4 billion and $2.2 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended June 30, 2024 and 2023, we recorded net debt extinguishment gains of $89 million and $69 million, respectively. During the six months ended June 30, 2024 and 2023, we recorded net debt extinguishment gains of

$199 million and $139 million, respectively. The net gains are recorded in Other income (expense), net in our condensed consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2024, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At June 30, 2024
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$14,773	$5,935	$5,994	$26,702
Less Allowance for credit losses	624	229	242	1,095
Accounts receivable, net of allowance	$14,149	$5,706	$5,752	$25,607
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at June 30, 2024, are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $28.6 billion, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet. Included in Other assets and Accounts receivable, net at December 31, 2023, are net device payment plan agreement receivables and net wireless service receivables of $26.1 billion, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet. Included in Accounts receivable, net at June 30, 2024 and December 31, 2023, are net other receivables of $749 million and $911 million, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2024	2023
Device payment plan agreement receivables, gross	$29,137	$29,206
Unamortized imputed interest	(843)	(758)
Device payment plan agreement receivables, at amortized cost	28,294	28,448
Allowance(1)	(1,210)	(1,151)
Device payment plan agreement receivables, net	$27,084	$27,297

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$14,149	$13,173
Other assets	12,935	14,124
Device payment plan agreement receivables, net	$27,084	$27,297
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At June 30, 2024 and December 31, 2023, the amount of trade-in liability was $421 million and $566 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the six months ended June 30, 2024, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2024	2023	2022 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$1,635	$2,289	$824	$4,748
Existing customers	6,558	11,144	5,844	23,546
Total	$8,193	$13,433	$6,668	$28,294
Gross write-offs
New customers	$58	$375	$73	$506
Existing customers	2	98	97	197
Total	$60	$473	$170	$703
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on June 30, 2024.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the six months ended June 30, 2024, by year of origination:

	Year of Origination
(dollars in millions)	2024	2023 and prior	Total
Wireless service receivables, at amortized cost	$5,833	$102	$5,935
Gross write-offs	89	179	268

The data presented in the table above was last updated on June 30, 2024.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2024	$1,151	$213
Current period provision for expected credit losses	742	261
Write-offs charged against the allowance	(703)	(268)
Recoveries collected	20	23
Balance at June 30, 2024	$1,210	$229
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At June 30,
(dollars in millions)	2024
Unbilled	$26,941
Billed:
Current	1,080
Past due	273
Device payment plan agreement receivables, at amortized cost	$28,294

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$15	$—	$15
Cross currency swaps	—	2	—	2
Interest rate caps	—	40	—	40
Other assets:
Fixed income securities	—	271	—	271
Cross currency swaps	—	518	—	518
Total	$—	$846	$—	$846

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,606	$—	$1,606
Cross currency swaps	—	321	—	321
Foreign exchange forwards	—	2	—	2
Interest rate caps	—	40	—	40
Other liabilities:
Interest rate swaps	—	3,704	—	3,704
Cross currency swaps	—	1,948	—	1,948
Total	$—	$7,621	$—	$7,621
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the carrying amount of our investments without readily determinable fair values was $750 million and $764 million, respectively. During both the three and six months ended June 30, 2024, there were insignificant adjustments due to observable price changes and there were insignificant amounts of impairment charges. As of June 30, 2024, cumulative adjustments due to observable price changes and impairment charges were $209 million and $115 million, respectively.

Verizon had a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value was calculated using a probability-weighted discounted cash flow model and represented a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability was remeasured to fair value. Contingent consideration payments were completed in January of 2024. During the six months ended June 30, 2024 and June 30, 2023, we made payments of $52 million and $102 million, respectively, related to the contingent consideration. See Note 3 for additional information.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At June 30, 2024	$147,047	$85,231	$56,030	$—	$141,261
At December 31, 2023	148,583	86,806	58,804	—	145,610

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
(dollars in millions)	2024	2023
Interest rate swaps	$26,071	$26,071
Cross currency swaps	32,053	33,526
Foreign exchange forwards	600	1,050

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Interest Rate Swaps:
Notional value entered into	$—	$—	$—	$—
Notional value settled	—	—	—	—
Pre-tax gain recognized in Interest expense	1	2	3	1
Cross Currency Swaps:
Notional value entered into	—	—	2,146	—
Notional value settled	552	612	3,619	1,450
Pre-tax gain/(loss) on cross currency swaps recognized in Interest expense	(92)	370	(834)	725
Pre-tax gain/(loss) on hedged debt recognized in Interest expense	92	(370)	834	(725)
Excluded components recognized in Other comprehensive income (loss)	(116)	420	166	42
Initial value of the excluded component amortized into Interest expense	24	27	50	54
Treasury Rate Locks:
Notional value entered into	—	500	—	500
Notional value settled	—	500	—	500
Pre-tax gain recognized in Other comprehensive income (loss)	—	5	—	5

	Six Months Ended
	June 30,
(dollars in millions)	2024	2023
Other, net Cash Flows from Operating Activities:
Cash received for settlement of treasury rate locks	$—	$5
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	(243)	(67)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At June 30,	At December 31,
(dollars in millions)	2024	2023
Carrying amount of hedged liabilities	$20,964	$21,838
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(5,197)	(4,354)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	356	400

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During both the three and six months ended June 30, 2024 and June 30, 2023, these amounts completely offset each other and no net gain or loss was recorded.

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

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. For these hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During both the three and six months ended June 30, 2024 and June 30, 2023, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information. We estimate that $92 million will be amortized into Interest expense within the next 12 months.

Treasury Rate Locks
We have entered into treasury rate locks designated as cash flow hedges to mitigate our interest rate risk on future transactions. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss).

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both June 30, 2024 and December 31, 2023.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Foreign Exchange Forwards:
Notional value entered into	$2,140	$2,770	$5,280	$5,425
Notional value settled	2,670	2,770	5,730	5,365
Pre-tax gain (loss) recognized in Other income (expense), net	(1)	12	(23)	22

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2024, we did not hold any collateral. At June 30, 2024, we posted $1.8 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2023, we did not hold any collateral. At December 31, 2023, we posted $1.4 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2024	2023	2024	2023
Service cost - Cost of services	$39	$45	$11	$12
Service cost - Selling, general and administrative expense	6	7	2	2
Service cost	$45	$52	$13	$14

Amortization of prior service cost (credit)	$28	$28	$(32)	$(104)
Expected return on plan assets	(140)	(253)	(7)	(8)
Interest cost	112	188	136	136
Remeasurement loss, net	136	—	—	—
Other components	$136	$(37)	$97	$24

Total	$181	$15	$110	$38

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2024	2023	2024	2023
Service cost - Cost of services	$80	$91	$22	$23
Service cost - Selling, general and administrative expense	13	14	4	4
Service cost	$93	$105	$26	$27

Amortization of prior service cost (credit)	$56	$56	$(64)	$(209)
Expected return on plan assets	(348)	(506)	(14)	(15)
Interest cost	269	376	271	272
Remeasurement loss, net	63	—	—	—
Other components	$40	$(74)	$193	$48

Total	$133	$31	$219	$75
The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

During the six months ended June 30, 2024, we updated the expected return on plan assets assumption for our pension plans from 7.50% at December 31, 2023 to 8.00% based upon the expected market returns from the March 31, 2024 asset allocation.

Pension Annuitization
On February 29, 2024, we entered into two separate commitment agreements, one by and between the Company, State Street Global Advisors Trust Company ("State Street"), as independent fiduciary of the Verizon Management Pension Plan and Verizon Pension Plan for Associates (the "Pension Plans"), and The Prudential Insurance Company of America ("Prudential"), and one by and between the Company, State Street and RGA Reinsurance Company ("RGA"), under which the Pension Plans purchased nonparticipating single premium group annuity contracts from Prudential and RGA, respectively, to settle approximately $5.9 billion of benefit liabilities of the Pension Plans.

The purchase of the group annuity contracts closed on March 6, 2024. The group annuity contracts primarily cover a population that includes 56,000 retirees who commenced benefit payments from the Pension Plans prior to January 1, 2023 ("Transferred Participants"). Prudential and RGA each irrevocably guarantee and assume the sole obligation to make future payments to the Transferred Participants as provided under their respective group annuity contracts, with direct payments beginning July 1, 2024. The aggregate amount of each Transferred Participant's payment under the group annuity contracts will be equal to the amount of each individual’s payment under the Pension Plans.

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

Severance Payments
During the three and six months ended June 30, 2024, we paid severance benefits of $60 million and $178 million, respectively. At June 30, 2024, we had a remaining severance liability of $402 million, a portion of which includes future contractual payments to separated employees.

Employer Contributions
During the six months ended June 30, 2024, we made discretionary contributions to the Pension Plans in the aggregate amount of $365 million. During the six months ended June 30, 2023, we made a discretionary contribution to one of our qualified pension plans in the amount of $200 million.

During both the three and six months ended June 30, 2024 and June 30, 2023, we made insignificant contributions to our nonqualified pension plans. No mandatory qualified pension plans contributions are expected or required through December 31, 2024. No significant changes are expected with respect to the nonqualified pension and other postretirement benefit plans contributions in 2024.

Remeasurement loss, net
During the three and six months ended June 30, 2024, we recorded a net pre-tax remeasurement loss of $136 million and $63 million, respectively, in our pension plans triggered by settlements.

During the three months ended June 30, 2024, we recorded a net pre-tax remeasurement loss of $136 million in our pension plans triggered by settlements. The remeasurement loss was primarily driven by a $245 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $109 million due to changes in our discount rate assumption used to determine the current year liabilities of our pension plans.

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

2024 Voluntary Separation Program
In June 2024, we announced and opened a Voluntary Separation Program for select U.S.-based management employees. Management at its discretion will accept volunteers for separation based on the needs of the business, and these employees will be notified in August 2024. We expect to record a severance charge related to the program in the third quarter of 2024, which could be significant. The ultimate financial statement impact will be based on the number of volunteers accepted.

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended June 30,
		2024		2023
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,571		13,523
Other		(32)		—
Balance at end of period		13,539		13,523

Retained Earnings
Balance at beginning of period		84,714		84,543
Net income attributable to Verizon		4,593		4,648
Dividends declared ($0.6650, $0.6525 per share)		(2,803)		(2,743)
Balance at end of period		86,504		86,448

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,199)		(2,177)
Foreign currency translation adjustments		—		(6)
Unrealized gain on cash flow hedges		19		25
Unrealized gain (loss) on fair value hedges		(104)		293
Unrealized loss on marketable securities		(1)		(2)
Defined benefit pension and postretirement plans		(2)		(54)
Other comprehensive income (loss)		(88)		256
Balance at end of period attributable to Verizon		(1,287)		(1,921)

Treasury Stock
Balance at beginning of period	(82,179)	(3,602)	(87,442)	(3,832)
Employee plans	265	12	48	2
Balance at end of period	(81,914)	(3,590)	(87,394)	(3,830)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		421		397
Restricted stock equity grant		173		150
Amortization		(17)		(3)
Balance at end of period		577		544

Noncontrolling Interests
Balance at beginning of period		1,392		1,336
Total comprehensive income		109		118
Distributions and other		(134)		(145)
Balance at end of period		1,367		1,309
Total Equity		$97,539		$96,502

	Six Months Ended June 30,
		2024		2023
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,631		13,420
Other		(92)		103
Balance at end of period		13,539		13,523

Retained Earnings
Balance at beginning of period		82,915		82,380
Net income attributable to Verizon		9,195		9,557
Dividends declared ($1.3300, $1.3050 per share)		(5,602)		(5,489)
Other		(4)		—
Balance at end of period		86,504		86,448

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,380)		(1,865)
Foreign currency translation adjustments		(50)		20
Unrealized gain on cash flow hedges		54		46
Unrealized gain (loss) on fair value hedges		96		(9)
Unrealized gain (loss) on marketable securities		(3)		2
Defined benefit pension and postretirement plans		(4)		(115)
Other comprehensive income (loss)		93		(56)
Balance at end of period attributable to Verizon		(1,287)		(1,921)

Treasury Stock
Balance at beginning of period	(87,173)	(3,821)	(91,572)	(4,013)
Employee plans	5,257	231	4,175	183
Shareholder plans	2	—	3	—
Balance at end of period	(81,914)	(3,590)	(87,394)	(3,830)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		656		793
Restricted stock equity grant		275		136
Amortization		(354)		(385)
Balance at end of period		577		544

Noncontrolling Interests
Balance at beginning of period		1,369		1,319
Total comprehensive income		229		227
Distributions and other		(231)		(237)
Balance at end of period		1,367		1,309
Total Equity		$97,539		$96,502
Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the six months ended June 30, 2024. At June 30, 2024, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 5.3 million shares of common stock issued from treasury stock during the six months ended June 30, 2024.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2024	$(636)	$(1,062)	$105	$(2)	$215	$(1,380)
Excluded components recognized in other comprehensive income	—	—	124	—	—	124
Other comprehensive loss	(50)	—	—	(3)	—	(53)
Amounts reclassified to net income	—	54	(28)	—	(4)	22
Net other comprehensive income (loss)	(50)	54	96	(3)	(4)	93
Balance at June 30, 2024	$(686)	$(1,008)	$201	$(5)	$211	$(1,287)

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

Verizon Business Group	Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things services and products. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.
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

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
External Operating Revenues
Consumer
Service	$19,208	$18,641	$38,206	$37,097
Wireless equipment	4,143	4,430	8,633	9,308
Other(1)	1,521	1,435	3,038	2,909
Total Consumer	24,872	24,506	49,877	49,314

Business
Enterprise and Public Sector	3,545	3,784	7,132	7,571
Business Markets and Other	3,199	3,104	6,389	6,203
Wholesale	547	587	1,137	1,186
Total Business	7,291	7,475	14,658	14,960
Total reportable segments	$32,163	$31,981	$64,535	$64,274

Intersegment Revenues
Consumer	$55	$52	$107	$101
Business	9	8	18	17
Total reportable segments	$64	$60	$125	$118

Total Operating Revenues
Consumer	$24,927	$24,558	$49,984	$49,415
Business(2)	7,300	7,483	14,676	14,977
Total reportable segments	$32,227	$32,041	$64,660	$64,392

Operating Income
Consumer	$7,604	$7,330	$14,976	$14,429
Business	500	533	899	1,084
Total reportable segments	$8,104	$7,863	$15,875	$15,513
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2) Service and other revenues included in our Business segment were approximately $6.4 billion and $6.6 billion for the three months ended June 30, 2024 and 2023, respectively, and $13.0 billion and $13.2 billion for the six months ended June 30, 2024 and 2023, respectively. Wireless equipment revenues included in our Business segment were $855 million and $847 million for the three months ended June 30, 2024 and 2023, respectively, and $1.7 billion for both the six months ended June 30, 2024 and 2023.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Consumer	$2,896	$2,886	$5,792	$5,775
Business	313	308	624	615
Total Fios revenue	$3,209	$3,194	$6,416	$6,390

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Consumer	$16,342	$15,762	$32,476	$31,361
Business	3,431	3,351	6,810	6,641
Total Wireless service revenue	$19,773	$19,113	$39,286	$38,002

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Total reportable segments operating revenues	$32,227	$32,041	$64,660	$64,392
Corporate and other	633	621	1,244	1,238
Eliminations	(64)	(66)	(127)	(122)
Total consolidated operating revenues	$32,796	$32,596	$65,777	$65,508

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Total reportable segments operating income	$8,104	$7,863	$15,875	$15,513
Corporate and other	(277)	(344)	(413)	(348)
Severance charges	—	(237)	—	(237)
Other components of net periodic benefit charges (Note 8)	(9)	(62)	(17)	(124)
Legacy legal matter	—	—	(106)	—
Total consolidated operating income	7,818	7,220	15,339	14,804

Equity in losses of unconsolidated businesses	(14)	(33)	(23)	(24)
Other income (expense), net	(72)	210	126	324
Interest expense	(1,698)	(1,285)	(3,333)	(2,492)
Income Before Provision For Income Taxes	$6,034	$6,112	$12,109	$12,612

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2024 or 2023.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of June 30, 2024 and December 31, 2023, $638 million and $817 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

Verizon is currently involved in approximately 30 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and could seek injunctive relief as well. These cases have progressed to various stages and a small number have gone to trial or may go to trial in the coming 12 months if they are not otherwise resolved.

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

As of June 30, 2024, Verizon had 27 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Sixteen of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

Highlights of Our Financial Results for the Three Months Ended June 30, 2024 and 2023
(dollars in millions)

Highlights of Our Financial Results for the Six Months Ended June 30, 2024 and 2023
(dollars in millions)
Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended June 30, 2024 and 2023

———
Note: Excludes eliminations.

Revenue by Segment for the Six Months Ended June 30, 2024 and 2023

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

In addition to the wireless services and equipment discussed above, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and six months ended June 30, 2024 totaled $24.9 billion and $50.0 billion, respectively, representing an increase of 1.5% and 1.2%, respectively, compared to the similar periods in 2023. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world. The Business segment's operating revenues for the three and six months ended June 30, 2024 totaled $7.3 billion and $14.7 billion, respectively, representing a decrease of 2.4% and 2.0%, respectively, compared to the similar periods in 2023. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2024, these investments included $8.1 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2024 are expected to be in the range of $17.0 billion to $17.5 billion.

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

Recent Developments
In June 2024, we announced and opened a Voluntary Separation Program for select U.S.-based management employees. Management at its discretion will accept volunteers for separation based on the needs of the business, and these employees will be notified in August 2024. We expect to record a severance charge related to the program in the third quarter of 2024, which could be significant. The ultimate financial statement impact will be based on the number of volunteers accepted.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

Consolidated Operating Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Consumer	$24,927	$24,558	$369	1.5%	$49,984	$49,415	$569	1.2%
Business	7,300	7,483	(183)	(2.4)	14,676	14,977	(301)	(2.0)
Corporate and other	633	621	12	1.9	1,244	1,238	6	0.5
Eliminations	(64)	(66)	2	(3.0)	(127)	(122)	(5)	4.1
Consolidated Operating Revenues	$32,796	$32,596	$200	0.6	$65,777	$65,508	$269	0.4

Consolidated operating revenues increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily due to revenue increases in our Consumer segment, partially offset by revenue decreases in our Business segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Cost of services	$6,904	$6,986	$(82)	(1.2)%	$13,871	$14,064	$(193)	(1.4)%
Cost of wireless equipment	5,567	5,778	(211)	(3.7)	11,472	12,204	(732)	(6.0)
Selling, general and administrative expense	8,024	8,253	(229)	(2.8)	16,167	15,759	408	2.6
Depreciation and amortization expense	4,483	4,359	124	2.8	8,928	8,677	251	2.9
Consolidated Operating Expenses	$24,978	$25,376	$(398)	(1.6)	$50,438	$50,704	$(266)	(0.5)

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

Cost of services decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023.

The decrease during the three months ended June 30, 2024 was primarily due to:
•a decrease of $41 million in access costs primarily as a result of decreases in prepaid subscribers, circuit disconnections and pricing changes; and
•a decrease of $36 million in personnel costs primarily related to the impact of workforce changes.

The decrease during the six months ended June 30, 2024 was primarily the result of:
•a decrease of $171 million in access costs primarily as a result of decreases in prepaid subscribers, circuit disconnections and pricing changes;
•a decrease of $138 million in personnel costs primarily related to the impact of workforce changes; and
•an increase of $78 million in digital content costs primarily associated with an increase in subscriptions through MyPlan offerings, partially offset by a decrease in traditional linear content costs due to a decline in Fios video subscribers.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily as a result of:
•a decrease of $683 million and $1.5 billion for the three and six months, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease of 13% and 16%, respectively, in upgrades; and
•an increase of $472 million and $803 million for the three and six months, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense decreased during the three months ended June 30, 2024 compared to the similar period in 2023. The decrease was primarily the result of:
•a decrease of $237 million due to severance charges in 2023 that did not reoccur;
•a decrease of $141 million primarily related to an asset rationalization charge in 2023 that did not reoccur; and
•an increase of $95 million primarily related to higher costs for device insurance programs due to an increase in claims.

Selling, general and administrative expense increased during the six months ended June 30, 2024 compared to the similar period in 2023. The increase was primarily the result of:
•an increase of $231 million related to higher costs for device insurance programs due to an increase in claims;
•an increase of $106 million related to a legacy legal matter;
•an increase of $60 million in personnel costs related to an increase in costs associated with the transition to third-party contracted resources along with the impacts of a prior year compensation plan assumption change that did not reoccur and increased sales commission expense, partially offset by severance charges in 2023 that did not reoccur;
•an increase of $58 million due to provision for credit losses resulting from additional bad debt reserves; and
•a decrease of $141 million related to an asset rationalization charge in 2023 that did not re-occur.

See "Special Items" for additional information on the severance charges, asset rationalization charges and the legacy legal matter.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily due to the change in the mix of net depreciable and amortizable assets, including the amortization period of certain acquisition-related intangible assets, and the continued deployment of C-Band network assets.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Interest income	$83	$92	$(9)	(9.8)%	$161	$167	$(6)	(3.6)%
Other components of net periodic benefit income (cost)	(233)	13	(246)	nm	(233)	26	(259)	nm
Net debt extinguishment gains	89	69	20	29.0	199	139	60	43.2
Other, net	(11)	36	(47)	nm	(1)	(8)	7	(87.5)
Other Income (Expense), Net	$(72)	$210	$(282)	nm	$126	$324	$(198)	(61.1)
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023.

The decrease during the three months ended June 30, 2024 was primarily due to a pension remeasurement loss of $136 million in 2024 that did not occur in 2023 and a decrease of $114 million due to a lower expected return on plan assets in our pension and postretirement plans compared to 2023.

The decrease during the six months ended June 30, 2024 was primarily a result of:
•a decrease of $159 million due to a lower expected return on plan assets in our pension and postretirement plans compared to 2023, a decrease of $145 million in our postretirement plans due to prior service credits in 2023 that did not reoccur in 2024, and a net pension remeasurement loss of $63 million in 2024 that did not occur in 2023. These decreases were partially offset by a decrease of $108 million in our pension plan interest costs in 2024 due to a decrease in discount rates; and
•net debt extinguishment gains of $199 million related to tender offers and open market repurchases of various Company notes in 2024, compared with gains of $139 million related to open market repurchases of various Company notes in 2023.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Total interest costs on debt balances	$1,942	$1,843	$99	5.4%	$3,850	$3,591	$259	7.2%
Less capitalized interest costs	244	558	(314)	(56.3)	517	1,099	(582)	(53.0)
Interest Expense	$1,698	$1,285	$413	32.1	$3,333	$2,492	$841	33.7

Average debt outstanding(1)(3)	$151,410	$153,348			$152,137	$152,359
Effective interest rate(2)(3)	5.1%	4.8%			5.1%	4.7%
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

Total interest expense increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily as a result of a decrease in capitalized interest costs due to additional C-Band spectrum licenses being placed into service, an increase in interest costs due to a higher average interest rate offset by lower average debt balances.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in millions)	2024	2023	Decrease		2024	2023	Decrease
Provision for income taxes	$1,332	$1,346	$(14)	(1.0)%	$2,685	$2,828	$(143)	(5.1)%
Effective income tax rate	22.1%	22.0%			22.2%	22.4%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The provision for income taxes and the effective income tax rate during the three months ended June 30, 2024 are comparable to the similar period in 2023. The decrease in the provision for income taxes and the effective income tax rate during the six months ended June 30, 2024, compared to the similar period in 2023, was primarily due to lower income before income taxes in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.6 billion and $2.7 billion at June 30, 2024 and December 31, 2023, respectively. Interest and penalties related to unrecognized tax benefits were $628 million (after-tax) and $630 million (after-tax) at June 30, 2024 and December 31, 2023, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Consolidated Net Income	$4,702	$4,766	$9,424	$9,784
Add:
Provision for income taxes	1,332	1,346	2,685	2,828
Interest expense	1,698	1,285	3,333	2,492
Depreciation and amortization expense(1)	4,483	4,359	8,928	8,677
Consolidated EBITDA	$12,215	$11,756	$24,370	$23,781

Add (Less):
Other (income) expense, net(2)	$72	$(210)	$(126)	$(324)
Equity in losses of unconsolidated businesses	14	33	23	24
Severance charges	—	237	—	237
Legacy legal matter	—	—	106	—
Asset rationalization	—	155	—	155
Consolidated Adjusted EBITDA	$12,301	$11,971	$24,373	$23,873
(1) Includes Amortization of acquisition-related intangible assets, which were $219 million and $440 million during the three and six months ended June 30, 2024, respectively, and $206 million and $414 million during the three and six months ended June 30, 2023, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market charges of $136 million during both the three and six months ended June 30, 2024. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2024 compared to the similar periods in 2023 were primarily a result of the factors described in connection with consolidated operating revenues and consolidated operating expenses.

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

Total broadband connections are the total number of connections to the internet using Fios internet services, Digital Subscriber Line, and postpaid, prepaid and IoT FWA as of the end of the period. Total broadband connections are calculated by adding total broadband connections, net additions in the period to prior period total broadband connections.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions, except ARPA)	2024	2023	(Decrease)		2024	2023	(Decrease)
Service	$19,208	$18,641	$567	3.0%	$38,206	$37,097	$1,109	3.0%
Wireless equipment	4,143	4,430	(287)	(6.5)	8,633	9,308	(675)	(7.3)
Other	1,576	1,487	89	6.0	3,145	3,010	135	4.5
Total Operating Revenues	$24,927	$24,558	$369	1.5	$49,984	$49,415	$569	1.2

Revenue Statistics:
Wireless service revenue	$16,342	$15,762	$580	3.7	$32,476	$31,361	$1,115	3.6
Fios revenue	$2,896	$2,886	$10	0.3	$5,792	$5,775	$17	0.3

Connections (‘000):(1)
Wireless retail postpaid					93,960	92,474	1,486	1.6
Wireless retail prepaid					20,276	21,646	(1,370)	(6.3)
Total wireless retail					114,236	114,120	116	0.1
Fios internet					7,049	6,854	195	2.8
Fios video					2,818	3,091	(273)	(8.8)
Total broadband					9,530	8,488	1,042	12.3

Net Additions in Period (‘000):
Wireless retail postpaid	72	304	(232)	(76.3)	147	625	(478)	(76.5)
Wireless retail prepaid	(624)	(304)	(320)	nm	(840)	(655)	(185)	(28.2)
Total wireless retail	(552)	—	(552)	nm	(693)	(30)	(663)	nm

Wireless retail postpaid phone	(8)	(136)	128	94.1	(166)	(399)	233	58.4

Total broadband	231	287	(56)	(19.5)	470	589	(119)	(20.2)

Churn Rate:
Wireless retail	1.63%	1.58%			1.63%	1.63%
Wireless retail postpaid	1.00%	0.95%			1.02%	1.00%
Wireless retail postpaid phone	0.79%	0.76%			0.81%	0.80%

Account Statistics:
Wireless retail postpaid ARPA	$138.44	$131.83	$6.61	5.0	$137.09	$130.95	$6.14	4.7
Wireless retail postpaid accounts (‘000)(1)					32,769	32,976	(207)	(0.6)
Wireless retail postpaid connections per account(1)					2.87	2.80	0.07	2.5
(1)As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Consumer’s total operating revenues increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 as a result of increases in Service and Other revenues, partially offset by a decrease in Wireless equipment revenue.

Service Revenue
Service revenue increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during the three months ended June 30, 2024 compared to the similar period in 2023 primarily as a result of:
•an increase of $502 million in access revenues related to our postpaid plans primarily due to pricing actions, an increase in our FWA subscriber base, and an increase in subscriptions through MyPlan offerings. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $162 million related to growth in non-retail service revenue;
•an increase of $44 million in TravelPass revenue due to increased customer international travel; and
•a decrease of $163 million in prepaid revenue primarily due to a decrease in the prepaid subscriber base partially driven by the termination of the Affordable Connectivity Program in the second quarter of 2024.

Wireless service revenue increased during the six months ended June 30, 2024 compared to the similar period in 2023 primarily as a result of:
•an increase of $911 million in access revenues related to our postpaid plans primarily due to pricing actions, an increase in our FWA subscriber base, and an increase in subscriptions through MyPlan offerings. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $311 million related to growth in non-retail service revenue;
•an increase of $108 million in TravelPass revenue due to increased customer international travel; and
•a decrease of $269 million in prepaid revenue primarily due to a decrease in the prepaid subscriber base partially driven by the termination of the Affordable Connectivity Program in the second quarter of 2024.

Wireless Equipment Revenue
Wireless equipment revenue decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily as a result of:
•a decrease of $622 million and $1.3 billion for the three and six months, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease of 14% and 18%, respectively, in upgrades; and
•an increase of $358 million and $723 million for the three and six months, respectively, related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily due to:
•an increase of $46 million and $79 million for the three and six months, respectively, driven by regulatory surcharges, primarily related to higher net Federal Universal Service Fund surcharge rates, along with an increase in other regulatory surcharges; and
•an increase of $29 million and $61 million for the three and six months, respectively, related to device protection offerings primarily due to pricing actions and changes in the products offered.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Cost of services	$4,450	$4,367	$83	1.9%	$8,987	$8,799	$188	2.1%
Cost of wireless equipment	4,432	4,626	(194)	(4.2)	9,182	9,817	(635)	(6.5)
Selling, general and administrative expense	5,047	4,988	59	1.2	10,136	9,909	227	2.3
Depreciation and amortization expense	3,394	3,247	147	4.5	6,703	6,461	242	3.7
Total Operating Expenses	$17,323	$17,228	$95	0.6	$35,008	$34,986	$22	0.1

Cost of Services
Cost of services increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023.

The increase during the three months ended June 30, 2024 was primarily the result of:
•an increase of $57 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets;
•an increase of $50 million in digital content costs primarily associated with an increase in subscriptions through MyPlan offerings, partially offset by a decrease in traditional linear content costs due to a decline in Fios video subscribers;
•an increase of $33 million in personnel costs mainly driven by certain other post-employment benefit credits in 2023 that did not reoccur in 2024; and
•a decrease of $59 million in access costs primarily as a result of decreases in prepaid subscribers, circuit disconnections and pricing changes.

The increase during the six months ended June 30, 2024 was primarily the result of:
•an increase of $116 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets;
•an increase of $79 million in digital content costs primarily associated with an increase in subscriptions through MyPlan offerings, partially offset by a decrease in traditional linear content costs due to a decline in Fios video subscribers;
•an increase of $75 million in personnel costs mainly driven by certain other post-employment benefit credits in 2023 that did not reoccur in 2024;
•an increase of $54 million in direct costs driven by vendor and service provider promotions and discounts received in 2023 that did not reoccur in 2024; and
•a decrease of $143 million in access costs primarily as a result of decreases in prepaid subscribers, circuit disconnections and pricing changes.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily as a result of:
•a decrease of $690 million and $1.4 billion for the three and six months, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease of 14% and 18%, respectively, in upgrades; and
•an increase of $496 million and $776 million for the three and six months, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023.

The increase during the three months ended June 30, 2024 was primarily due to an increase of $46 million in the provision for credit losses resulting from additional bad debt reserves.

The increase during the six months ended June 30, 2024 was primarily due to:
•an increase of $93 million in personnel costs mainly driven by the impacts of a prior year compensation plan assumption change that did not reoccur and increased sales commission expense;
•an increase of $77 million in the provision for credit losses resulting from additional bad debt reserves; and
•an increase of $55 million in regulatory fees mainly driven by an increase in rates.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in millions)	2024	2023	Increase		2024	2023	Increase
Segment Operating Income	$7,604	$7,330	$274	3.7%	$14,976	$14,429	$547	3.8%
Add Depreciation and amortization expense	3,394	3,247	147	4.5	6,703	6,461	242	3.7
Segment EBITDA	$10,998	$10,577	$421	4.0	$21,679	$20,890	$789	3.8

Segment operating income margin	30.5%	29.8%			30.0%	29.2%
Segment EBITDA margin	44.1%	43.1%			43.4%	42.3%

The changes in the table above during the three and six months ended June 30, 2024 compared to the similar periods in 2023 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Enterprise and Public Sector	$3,545	$3,784	$(239)	(6.3)%	$7,132	$7,571	$(439)	(5.8)%
Business Markets and Other	3,203	3,109	94	3.0	6,398	6,213	185	3.0
Wholesale	552	590	(38)	(6.4)	1,146	1,193	(47)	(3.9)
Total Operating Revenues(1)	$7,300	$7,483	$(183)	(2.4)	$14,676	$14,977	$(301)	(2.0)

Revenue Statistics:
Wireless service revenue	$3,431	$3,351	$80	2.4	$6,810	$6,641	$169	2.5
Fios revenue	$313	$308	$5	1.6	$624	$615	$9	1.5

Connections (‘000):(2)
Wireless retail postpaid					30,230	29,105	1,125	3.9
Fios internet					393	380	13	3.4
Fios video					58	64	(6)	(9.4)
Total broadband					1,981	1,334	647	48.5

Net Additions in Period (‘000):
Wireless retail postpaid	268	308	(40)	(13.0)	446	620	(174)	(28.1)
Wireless retail postpaid phone	156	144	12	8.3	246	280	(34)	(12.1)
Total broadband	160	131	29	22.1	310	266	44	16.5

Churn Rate:
Wireless retail postpaid	1.45%	1.48%			1.48%	1.49%
Wireless retail postpaid phone	1.10%	1.10%			1.11%	1.13%
(1) Service and other revenues included in our Business segment were approximately $6.4 billion and $6.6 billion for the three months ended June 30, 2024 and 2023, respectively, and $13.0 billion and $13.2 billion for the six months ended June 30, 2024 and 2023, respectively. Wireless equipment revenues included in our Business segment were $855 million and $847 million for the three months ended June 30, 2024 and 2023, respectively, and $1.7 billion for both the six months ended June 30, 2024 and 2023.
(2) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.

Business’s total operating revenues decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

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

Enterprise and Public Sector revenues decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily due to a decrease of $199 million and $349 million, respectively, in wireline revenue primarily driven by declines in networking, traditional data and voice communication services along with related professional services, due to secular market pressure, coupled with lower customer premise equipment sales volumes.

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

Business Markets and Other revenues increased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily due to an increase of $109 million and $223 million, respectively, in Wireless service revenue driven by an increase in our FWA subscriber base and our pricing actions.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily due to a decline of $38 million and $47 million, respectively, in traditional voice communication and network connectivity as a result of technology substitution, as well as a decrease in core data.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,		Increase/
(dollars in millions)	2024	2023	Decrease		2024	2023	(Decrease)
Cost of services	$2,455	$2,543	$(88)	(3.5)%	$4,887	$5,125	$(238)	(4.6)%
Cost of wireless equipment	1,135	1,152	(17)	(1.5)	2,290	2,386	(96)	(4.0)
Selling, general and administrative expense	2,132	2,152	(20)	(0.9)	4,394	4,185	209	5.0
Depreciation and amortization expense	1,078	1,103	(25)	(2.3)	2,206	2,197	9	0.4
Total Operating Expenses	$6,800	$6,950	$(150)	(2.2)	$13,777	$13,893	$(116)	(0.8)

Cost of Services
Cost of services decreased during the three and six months ended June 30, 2024 compared to the similar periods in 2023.

The decrease during the three months ended June 30, 2024 was primarily due to:
•a decrease of $28 million in rent and lease expense primarily driven by a change in Business's proportionate usage of shared leased assets; and
•a decrease of $26 million in customer premise equipment costs due to lower volumes sold.

The decrease during the six months ended June 30, 2024 was primarily due to:
•a decrease of $80 million in personnel costs related to the impact of workforce changes, partially offset by certain other post-employment benefit credits in 2023 that did not reoccur in 2024;
•a decrease of $55 million in customer premise equipment costs due to lower volumes sold; and
•a decrease of $39 million in rent and lease expense primarily driven by a change in Business's proportionate usage of shared leased assets.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and six months ended June 30, 2024 compared to the similar periods in 2023 primarily as a result of:
•a decrease of $74 million and $207 million for the three and six months, respectively, driven by a lower volume of wireless devices sold; and
•an increase of $57 million and $111 million for the three and six months, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat during the three months ended June 30, 2024 and increased during the six months ended June 30, 2024 compared to the similar periods in 2023.

The increase during the six months ended June 30, 2024 was primarily due to an increase of $233 million in personnel costs primarily related to an increase in costs associated with the transition to third-party contracted resources along with the impacts of a prior year compensation plan assumption change that did not reoccur.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during the three months ended June 30, 2024 and remained relatively flat during the six months ended June 30, 2024 compared to the similar periods in 2023. The decrease during the three months ended June 30, 2024 is driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,				June 30,		Increase/
(dollars in millions)	2024	2023	Decrease		2024	2023	(Decrease)
Segment Operating Income	$500	$533	$(33)	(6.2)%	$899	$1,084	$(185)	(17.1)%
Add Depreciation and amortization expense	1,078	1,103	(25)	(2.3)	2,206	2,197	9	0.4
Segment EBITDA	$1,578	$1,636	$(58)	(3.5)	$3,105	$3,281	$(176)	(5.4)

Segment operating income margin	6.8%	7.1%			6.1%	7.2%
Segment EBITDA margin	21.6%	21.9%			21.2%	21.9%

The changes in the table above during the three and six months ended June 30, 2024 compared to the similar period in 2023 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$219	$206	$440	$414
Severance, pension and benefits charges
Selling, general and administrative expense	—	237	—	237
Other (income) expense, net	136	—	136	—
Legacy legal matter
Selling, general and administrative expense	—	—	106	—
Asset rationalization
Cost of services	—	14	—	14
Selling, general and administrative expense	—	141	—	141
Total	$355	$598	$682	$806
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Within Total Operating Expenses	$219	$598	$546	$806
Within Other (income) expense, net	136	—	136	—
Total	$355	$598	$682	$806

Amortization of Acquisition-Related Intangible Assets
During the three and six months ended June 30, 2024, we recorded pre-tax amortization expense of $219 million and $440 million, respectively, related to acquired intangible assets.

During the three and six months ended June 30, 2023, we recorded pre-tax amortization expense of $206 million and $414 million, respectively, related to the acquired intangible assets.

Severance, Pension and Benefits Charges
During both the three and six months ended June 30, 2024, we recorded a net pre-tax remeasurement loss of $136 million in our pension plans triggered by settlements. The remeasurement loss was primarily driven by a $245 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $109 million due to changes in our discount rate assumption used to determine the current year liabilities of our pension plans.

During both the three and six months ended June 30, 2023, we recorded pre-tax severance charges of $237 million related to involuntary separations under our existing plans.

See Note 8 to the condensed consolidated financial statements for additional information.

Legacy Legal Matter
During the six months ended June 30, 2024, we recorded a pre-tax charge of $106 million associated with a litigation matter related to a legacy contract for the production of telephone directories in Costa Rica by a subsidiary of the Company.

Asset Rationalization
During both the three and six months ended June 30, 2023, we recorded a pre-tax asset rationalization charge of $155 million driven by certain real estate and non-strategic assets that we made a decision to cease use of as part of our transformation initiatives.

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2024	2023	Change
Cash Flows Provided By (Used In)
Operating activities	$16,569	$18,020	$(1,451)
Investing activities	(9,110)	(10,200)	1,090
Financing activities	(7,062)	(5,586)	(1,476)
Increase in cash, cash equivalents and restricted cash	$397	$2,234	$(1,837)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $1.5 billion during the six months ended June 30, 2024 compared to the similar period in 2023 primarily due to higher cash income taxes paid, higher interest expense due to decreases in capitalized interest costs and higher average interest rates, and changes in working capital related to timing. As a result of the prior year discretionary contribution to one of our qualified pension plans and the additional $365 million contribution made in 2024, we expect that there will be no required pension funding through the end of 2024, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the six months ended June 30, 2024 and 2023 were $8.1 billion and $10.1 billion, respectively. Capital expenditures decreased approximately $2.0 billion during the six months ended June 30, 2024 compared to the similar period in 2023 primarily due to the completion of our accelerated $10 billion capital program related to our C-Band deployment in the first half of 2023.

Acquisitions of Wireless Licenses
During the six months ended June 30, 2024 and 2023, we made payments of $269 million and $114 million, respectively, for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

During the six months ended June 30, 2024 and 2023, we recorded capitalized interest related to wireless licenses of $338 million and $905 million, respectively.

Collateral Receipts (Payments) Related to Derivative Contracts, Net
During the six months ended June 30, 2024, we made collateral payments of $424 million related to derivative contracts, net of receipts. During the six months ended June 30, 2023, we received return of collateral posted of $824 million related to derivative contracts, net of payments. See Note 7 to the condensed consolidated financial statements for additional information.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2024, net cash used in financing activities was $7.1 billion. During the six months ended June 30, 2023, net cash used in financing activities was $5.6 billion.

During the six months ended June 30, 2024, our net cash used in financing activities was primarily driven by repayments and repurchases of long-term borrowings and finance lease obligations of $5.7 billion, cash dividends paid of $5.6 billion, and repayments of asset-backed long-term borrowings of $4.0 billion. These payments were partially offset by proceeds from asset-backed long-term borrowings of $5.8 billion, proceeds from long-term borrowings of $3.1 billion and net proceeds of short-term commercial paper of $603 million.

At June 30, 2024, our total debt of $149.3 billion included unsecured debt of $125.3 billion and secured debt of $24.0 billion. At December 31, 2023, our total debt of $150.7 billion included unsecured debt of $128.5 billion and secured debt of $22.2 billion. During the six months ended June 30, 2024 and 2023, our effective interest rate was 5.1% and 4.7%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At June 30, 2024
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,962	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	6,029
Total		$23,000	$11,962	$6,029
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of June 30, 2024, there have been no drawings against the revolving credit facility since its inception.
(2) During the six months ended June 30, 2024, there were no drawings from these facilities. During the six months ended June 30, 2023, we drew down $515 million from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In March 2024, we amended our $9.5 billion revolving credit facility to increase the capacity to $12.0 billion and extended its maturity to 2028.

Other, Net
Other, net financing activities during the six months ended June 30, 2024 includes $349 million in payments related to vendor financing arrangements, $243 million in payments for settlement of cross currency swaps, $216 million in equity distribution payments made for controlled entities, $154 million in payments made under the sublease arrangement for our cell towers and $142 million in cash consideration payments to acquire additional interest in certain controlled entities.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $5.6 billion and $5.5 billion in cash dividends during the six months ended June 30, 2024 and 2023, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at June 30, 2024 totaled $2.4 billion, a $367 million increase compared to December 31, 2023, primarily as a result of the factors discussed above.

Restricted cash totaled $1.5 billion and $1.4 billion as of June 30, 2024 and December 31, 2023, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2024	2023	Change
Net cash provided by operating activities	$16,569	$18,020	$(1,451)
Less Capital expenditures (including capitalized software)	8,071	10,070	(1,999)
Free cash flow	$8,498	$7,950	$548

The increase in free cash flow during the six months ended June 30, 2024 compared to the similar period in 2023 is a reflection of the decrease in capital expenditures, partially offset by the decrease in operating cash flows, both of which are discussed above.

Other Future Obligations
As of June 30, 2024, Verizon had 27 renewable energy purchase agreements (REPAs) with third parties. See Note 12 to the condensed consolidated financial statements for additional information. Under the REPAs, we plan to purchase up to an aggregate of approximately 3.5 gigawatts of capacity across multiple states.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2024, we did not hold any collateral. At June 30, 2024, we posted $1.8 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2023, we did not hold any collateral. At December 31, 2023, we posted $1.4 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2024, approximately 75% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $389 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2024, the fair value of the liability of these contracts was $5.3 billion. At December 31, 2023, the fair value of the liability of these contracts was $4.5 billion. At both June 30, 2024 and December 31, 2023, the total notional amount of the interest rate swaps was $26.1 billion.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At June 30, 2024, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $520 million and $762 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the fair value of the liability of these contracts was $2.3 billion and $2.1 billion, respectively. At June 30, 2024 and December 31, 2023, the total notional amount of the cross currency swaps was $32.1 billion and $33.5 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both June 30, 2024 and December 31, 2023, the fair value of the asset and liability of these contracts was insignificant. At June 30, 2024 and December 31, 2023, the total notional amount of the foreign exchange forwards was $600 million and $1.1 billion, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.5 billion. During the six months ended June 30, 2024 and June 30, 2023, we made payments of $269 million and $114 million, respectively, for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

During the six months ended June 30, 2024 and June 30, 2023, Verizon made payments of $52 million and $102 million, respectively, related to the contingent consideration, which are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. See Note 3 and Note 7 to the condensed consolidated financial statements for additional information.

Other Factors That May Affect Future Results
Regulatory Trends
In April 2024, the FCC issued a final decision to regulate broadband services as common carrier services under Title II of the Communications Act of 1934, as amended, consistent with the proposal described in our Annual Report on Form 10-K for the year ended December 31, 2023. Industry groups have appealed this decision in court. Except as disclosed herein, there have been no material changes to regulatory trends as previously disclosed in Part I, Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2024.

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

There were no changes in the Company's internal control over financial reporting during the second quarter 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended June 30, 2024. At June 30, 2024, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 5. Other Information
On April 30, 2024, Craig Silliman, Executive Vice President and President - Verizon Global Services, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of up to 46,294 shares of the Company's common stock over a period ending on December 31, 2024, subject to certain conditions. As previously disclosed, Mr. Silliman stepped down from his position effective July 1, 2024.

Other than as described above, during the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

VERIZON COMMUNICATIONS INC.

Date: July 25, 2024	By	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)