Form 10-Q
period 2024-09-30
VERIZON COMMUNICATIONS INC
filed 2024-10-25
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

At September 30, 2024, 4,209,626,270 shares of the registrant’s common stock were outstanding, after deducting 81,807,376 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2024	2023	2024	2023

Operating Revenues
Service revenues and other	$27,987	$27,523	$83,405	$81,994
Wireless equipment revenues	5,343	5,813	15,702	16,850
Total Operating Revenues	33,330	33,336	99,107	98,844

Operating Expenses
Cost of services (exclusive of items shown below)	7,193	7,084	21,064	21,148
Cost of wireless equipment	6,047	6,353	17,519	18,557
Selling, general and administrative expense	9,706	7,995	25,873	23,754
Depreciation and amortization expense	4,458	4,431	13,386	13,108
Total Operating Expenses	27,404	25,863	77,842	76,567

Operating Income	5,926	7,473	21,265	22,277
Equity in losses of unconsolidated businesses	(24)	(18)	(47)	(42)
Other income, net	72	170	198	494
Interest expense	(1,672)	(1,433)	(5,005)	(3,925)
Income Before Provision For Income Taxes	4,302	6,192	16,411	18,804
Provision for income taxes	(891)	(1,308)	(3,576)	(4,136)
Net Income	$3,411	$4,884	$12,835	$14,668

Net income attributable to noncontrolling interests	$105	$122	$334	$349
Net income attributable to Verizon	3,306	4,762	12,501	14,319
Net Income	$3,411	$4,884	$12,835	$14,668

Basic Earnings Per Common Share
Net income attributable to Verizon	$0.78	$1.13	$2.96	$3.40
Weighted-average shares outstanding (in millions)	4,220	4,213	4,217	4,209

Diluted Earnings Per Common Share
Net income attributable to Verizon	$0.78	$1.13	$2.96	$3.40
Weighted-average shares outstanding (in millions)	4,225	4,216	4,221	4,214
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2024	2023	2024	2023

Net Income	$3,411	$4,884	$12,835	$14,668
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $8, $(7), $2 and $(3)	59	(51)	9	(31)
Unrealized gain on cash flow hedges, net of tax of $(2), $(8), $(20) and $(23)	6	21	60	67
Unrealized gain (loss) on fair value hedges, net of tax of $149, $(198), $117 and $(195)	(446)	584	(350)	575
Unrealized gain (loss) on marketable securities, net of tax of $(2), $2, $(1) and $1	5	(5)	2	(3)
Defined benefit pension and postretirement plans, net of tax of $1, $19, $3 and $55	(2)	(56)	(6)	(171)
Other comprehensive income (loss) attributable to Verizon	(378)	493	(285)	437
Total Comprehensive Income	$3,033	$5,377	$12,550	$15,105

Comprehensive income attributable to noncontrolling interests	$105	$122	$334	$349
Comprehensive income attributable to Verizon	2,928	5,255	12,216	14,756
Total Comprehensive Income	$3,033	$5,377	$12,550	$15,105

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2024	2023

Assets
Current assets
Cash and cash equivalents	$4,987	$2,065
Accounts receivable	27,040	26,102
Less Allowance for credit losses	1,086	1,017
Accounts receivable, net	25,954	25,085
Inventories	2,523	2,057
Prepaid expenses and other	7,177	7,607
Total current assets	40,641	36,814

Property, plant and equipment	327,555	320,108
Less Accumulated depreciation	220,027	211,798
Property, plant and equipment, net	107,528	108,310

Investments in unconsolidated businesses	867	953
Wireless licenses	156,481	155,667
Goodwill	22,844	22,843
Other intangible assets, net	10,674	11,057
Operating lease right-of-use assets	23,613	24,726
Other assets	18,516	19,885
Total assets	$381,164	$380,255

Liabilities and Equity
Current liabilities
Debt maturing within one year	$21,763	$12,973
Accounts payable and accrued liabilities	22,222	23,453
Current operating lease liabilities	4,312	4,266
Other current liabilities	13,519	12,531
Total current liabilities	61,816	53,223

Long-term debt	128,878	137,701
Employee benefit obligations	12,744	13,189
Deferred income taxes	45,865	45,781
Non-current operating lease liabilities	19,247	20,002
Other liabilities	14,946	16,560
Total long-term liabilities	221,680	233,233

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,479	13,631
Retained earnings	86,958	82,915
Accumulated other comprehensive loss	(1,665)	(1,380)
Common stock in treasury, at cost (81,807,376 and 87,172,997 shares outstanding)	(3,585)	(3,821)
Deferred compensation – employee stock ownership plans (ESOPs) and other	710	656
Noncontrolling interests	1,342	1,369
Total equity	97,668	93,799
Total liabilities and equity	$381,164	$380,255
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2024	2023

Cash Flows from Operating Activities
Net Income	$12,835	$14,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,386	13,108
Employee retirement benefits	469	161
Deferred income taxes	247	822
Provision for expected credit losses	1,623	1,596
Equity in losses of unconsolidated businesses, inclusive of dividends received	62	69
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,609)	972
Other, net	467	(2,598)
Net cash provided by operating activities	26,480	28,798

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,019)	(14,164)
Acquisitions of wireless licenses	(768)	(1,859)
Collateral receipts (payments) related to derivative contracts, net	(332)	162
Other, net	6	253
Net cash used in investing activities	(13,113)	(15,608)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,142	1,999
Proceeds from asset-backed long-term borrowings	8,229	4,656
Net proceeds from short-term commercial paper	—	333
Repayments of long-term borrowings and finance lease obligations	(6,623)	(5,568)
Repayments of asset-backed long-term borrowings	(6,158)	(3,729)
Dividends paid	(8,399)	(8,231)
Other, net	(1,668)	(1,101)
Net cash used in financing activities	(11,477)	(11,641)

Increase in cash, cash equivalents and restricted cash	1,890	1,549
Cash, cash equivalents and restricted cash, beginning of period	3,497	4,111
Cash, cash equivalents and restricted cash, end of period (Note 1)	$5,387	$5,660
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
Verizon Communications Inc. and Subsidiaries

Note 1. Basis of Presentation
Verizon Communications Inc. (the Company) is a holding company that, acting through its subsidiaries (together with the Company, collectively, Verizon), is one of the world's leading providers of communications, technology, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. These financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year.

The condensed consolidated financial statements include our controlled subsidiaries, as well as variable interest entities (VIE) where we are deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified to conform to the current period's presentation.

Earnings Per Common Share
There were a total of approximately 4.6 million and 4.5 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2024, respectively. There were a total of approximately 3.4 million and 4.2 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2023, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At September 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2024	2023
Cash and cash equivalents	$4,987	$2,065	$2,922
Restricted cash:
Prepaid expenses and other	273	1,244	(971)
Other assets	127	188	(61)
Cash, cash equivalents and restricted cash	$5,387	$3,497	$1,890

Vertical Bridge Transaction
On September 27, 2024, Verizon entered into an agreement with Vertical Bridge REIT, LLC (Vertical Bridge) pursuant to which Vertical Bridge will obtain the exclusive rights to lease, operate and manage over 6,000 wireless towers from subsidiaries of Verizon. The transaction is structured as a prepaid lease with an upfront payment of approximately $2.8 billion. Under the terms of the leases, Vertical Bridge will have exclusive rights to lease, operate and manage the towers over an average term of approximately 30 years, and will have an option to acquire the towers at the end of the lease terms. Verizon will lease back capacity on the towers from Vertical Bridge for an initial term of 10 years, with eight optional renewal terms of five years each, subject to certain early termination rights. This transaction is expected to close by the end of 2024, subject to customary closing conditions. Verizon plans to account for the upfront payment as a financing obligation and prepaid rent.

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

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement. We have elected the practical expedient within Topic 842, to combine the lease and non-lease components for those customer arrangements under Topic 606 that involve customer premise equipment where we are the lessor. During the three and nine months ended September 30, 2024 revenues from arrangements that were not accounted for under Topic 606 were approximately $809 million and $2.3 billion, respectively. During the three and nine months ended September 30, 2023, revenues from arrangements that were not accounted for under Topic 606 were approximately $693 million and $2.2 billion, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or were partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At September 30, 2024, month-to-month service contracts represented approximately 95% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts, compared to September 30, 2023, for which month-to-month service contracts represented approximately 94% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services, with or without promotional credits that require maintenance of service, are generally either month-to-month and cancellable at any time, or considered to contain terms ranging from greater than one month to up to thirty-six months (typically under a device payment plan or a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to contracts that are not accounted for as month-to-month contracts.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the time bands below. These contracts have varying terms spanning over approximately twenty-nine years ending in September 2053 and have aggregate contract minimum payments totaling $1.8 billion.

At September 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $7.7 billion, $27.1 billion and $23.1 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At September 30,	At December 31,
(dollars in millions)	2024	2023
Accounts Receivable(1)	$9,500	$9,760
Device payment plan agreement receivables(2)	18,430	18,528
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

Revenues recognized related to contract liabilities existing at January 1, 2024 were $206 million and $4.9 billion for the three and nine months ended September 30, 2024, respectively. Revenues recognized related to contract liabilities existing at January 1, 2023 were $202 million and $4.8 billion for the three and nine months ended September 30, 2023, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2024	2023
Assets
Prepaid expenses and other	$569	$546
Other assets	297	268
Total Contract Assets	$866	$814

Liabilities
Other current liabilities	$7,221	$6,955
Other liabilities	1,882	1,947
Total Contract Liabilities	$9,103	$8,902

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2024	2023
Assets
Prepaid expenses and other	$2,830	$2,756
Other assets	2,651	2,639
Total	$5,481	$5,395

For the three and nine months ended September 30, 2024, we recognized expense of $865 million and $2.5 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2023, we recognized expense of $799 million and $2.4 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three and nine months ended September 30, 2024. There were insignificant impairment charges recognized for the three and nine months ended September 30, 2023.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.5 billion. During the nine months ended September 30, 2024 and September 30, 2023, we made payments of $269 million and $578 million, respectively, for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

On October 17, 2024, Verizon entered into a license purchase agreement to acquire select spectrum licenses of United States Cellular Corporation and certain of its subsidiaries (UScellular) for total consideration of $1.0 billion, subject to certain potential adjustments. The closing of this transaction is subject to the receipt of regulatory approvals and other closing conditions, including the consummation of UScellular's proposed sale of its wireless operations and select spectrum assets to T-Mobile US, Inc., and the termination of certain post-closing arrangements with respect to that sale.

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

During the nine months ended September 30, 2024 and September 30, 2023, Verizon made payments of $52 million and $182 million, respectively, related to the contingent consideration, which are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows.

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier Communications Parent, Inc. (Frontier), a U.S. provider of broadband internet and other communication services. The transaction is structured as a merger of the Company's subsidiary with and into Frontier, as a result of which Frontier will become a wholly owned subsidiary of the Company and shares of Frontier common stock outstanding immediately prior to the effective time of merger (subject to certain limited exceptions) will be cancelled and converted into the right to receive a per share merger consideration of $38.50, in cash. Consummation of the transaction is subject to approval by Frontier shareholders, receipt of certain regulatory approvals and other customary closing conditions. Under certain circumstances, if the Merger Agreement is terminated, Frontier may be required to pay Verizon a termination fee of $320 million. Under certain other specified circumstances, Verizon may be required to pay Frontier a termination fee of $590 million.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At September 30,	At December 31,
(dollars in millions)	2024	2023
Wireless licenses	$156,481	$155,667

During the nine months ended September 30, 2024 and September 30, 2023, we made payments of $269 million and $578 million, respectively, for obligations related to clearing costs and accelerated clearing incentives for wireless licenses in connection with Auction 107. See Note 3 for additional information.

At September 30, 2024 and 2023, approximately $11.3 billion and $22.1 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $485 million and $1.2 billion of capitalized interest on wireless licenses for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2024(1)	$21,177	$1,666	$22,843
Reclassifications, adjustments and other	—	1	1
Balance at September 30, 2024	$21,177	$1,667	$22,844
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At September 30, 2024			At December 31, 2023
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,242	$(2,503)	$1,739	$4,335	$(2,193)	$2,142
Non-network internal-use software (3 to 7 years)	26,989	(19,240)	7,749	25,524	(17,949)	7,575
Other (4 to 25 years)	2,663	(1,477)	1,186	2,656	(1,316)	1,340
Total	$33,894	$(23,220)	$10,674	$32,515	$(21,458)	$11,057

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2024	$676	$2,080
2023	690	1,990

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2024	$685
2025	2,606
2026	2,384
2027	1,815
2028	1,435
2029	769

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the three and nine months ended September 30, 2024.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Three Months Ended September 30, 2024
Verizon 0.850% - 4.329% notes and floating rate notes, due 2025 - 2028	$2,256	$—
Verizon 4.780% notes due 2035(1)	—	2,191
Three and Nine Months Ended September 30, 2024 total(2)	$2,256	$2,191
(1) The principal amount issued in exchange does not include either an insignificant amount of cash paid in lieu of the issuance of fractional new notes or accrued and unpaid interest paid on the old notes accepted for exchange to the date of exchange.
(2) The debt exchange offers above meet the criteria to be accounted for as a modification of debt. As a result, the excess of the principal amount of notes exchanged over the principal amount of new notes issued of $65 million was recorded as a premium to Long-term debt in the condensed consolidated balance sheets.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended March 31, 2024
Verizon 0.875% - 3.250% notes due 2025 - 2028	€1,981	$2,237
Three Months Ended March 31, 2024 total		2,237
Nine Months Ended September 30, 2024 total		$2,237
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

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased	Amount Paid(1)
Three Months Ended March 31, 2024
Verizon 1.625% notes due 2024	€685	$840
Verizon 0.750% notes due 2024	$999	1,003
Verizon floating rate notes due 2024	95	96
Open market repurchases of various Verizon notes	117	89
Three Months Ended March 31, 2024 total		2,028

Three Months Ended June 30, 2024
Verizon 4.073% notes due 2024	£413	$582
Open market repurchases of various Verizon notes	$306	214
Three Months Ended June 30, 2024 total		796

Three Months Ended September 30, 2024
Open market repurchases of various Verizon notes	$450	$362
Three Months Ended September 30, 2024 total		362
Nine Months Ended September 30, 2024 total		$3,186
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

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds(1)
Three Months Ended March 31, 2024
Verizon 3.500% notes due 2032	€1,000	$1,062
Verizon 3.750% notes due 2036	€1,000	1,061
Verizon 5.500% notes due 2054(2)	$1,000	980
Three Months Ended March 31, 2024 total		3,103
Nine Months Ended September 30, 2024 total		$3,103
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

Commercial Paper Program
During the nine months ended September 30, 2024, we issued $23.6 billion in net proceeds and made $23.6 billion in principal repayments of commercial paper. These transactions are reflected within Cash flows from financing activities in our condensed consolidated statements of cash flows on a net basis. As of September 30, 2024, we had no commercial paper outstanding.

Asset-Backed Debt
As of September 30, 2024, the carrying value of our asset-backed debt was $24.3 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the nine months ended September 30, 2024, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2024
Series 2024-1
A-1a Senior class notes	5.000	1.92	$835
A-1b Senior class notes	Compounded SOFR + 0.650(1)	1.92	279
B Junior class notes	5.240	1.92	—
C Junior class notes	5.490	1.92	51

Series 2024-2
A Senior class notes	4.830	4.92	668
B Junior class notes	5.080	4.92	51
C Junior class notes	5.320	4.92	31
January 2024 total			1,915

April 2024
Series 2024-3
A-1a Senior class notes	5.340	2.99	605
A-1b Senior class notes	Compounded SOFR + 0.580(1)	2.99	175
B Junior class notes	5.540	2.99	59
C Junior class notes	5.730	2.99	36
April 2024 total			875

June 2024
Series 2024-4
A-1a Senior class notes	5.210	1.98	289
A-1b Senior class notes	Compounded SOFR + 0.550(1)	1.98	246
B Junior class notes	5.400	1.98	41
C Junior class notes	5.600	1.98	25

Series 2024-5
A Senior class notes	5.000	4.98	512
B Junior class notes	5.250	4.98	39
C Junior class notes	5.490	4.98	24
June 2024 total			1,176

September 2024
Series 2024-6
A-1a Senior class notes	4.170	2.92	1,069
A-1b Senior class notes	Compounded SOFR + 0.670(1)	2.92	267
B Junior class notes	4.420	2.92	—
C Junior class notes	4.670	2.92	61

Series 2024-7
A Senior class notes	4.350	4.92	535
B Junior class notes	4.600	4.92	—
C Junior class notes	4.840	4.92	25
September 2024 total			1,957
Total			$5,923
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in September 2024 was 5.342%.

Under the terms of each series of ABS Notes outstanding as of September 30, 2024, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the nine months ended September 30, 2024, we made aggregate principal repayments of $2.2 billion in connection with anticipated redemptions of ABS Notes and notes that have entered the amortization period, including payments in connection with any note redemptions.

In October 2024, in connection with an anticipated redemption of ABS Notes, we made a principal repayment, in whole, for $1.4 billion.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2023 (2021 ABS Financing Facility), we prepaid an aggregate of $900 million in January 2024, borrowed an additional $600 million in March 2024, prepaid an aggregate of $900 million in April 2024, borrowed an additional $225 million in June 2024, prepaid an aggregate of $1.2 billion in August 2024, prepaid an aggregate of $950 million and borrowed an additional $450 million in September 2024. The aggregate outstanding balance under the 2021 ABS Financing Facility was $5.8 billion as of September 30, 2024.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2023 (2022 ABS Financing Facility), we borrowed an additional $1.1 billion in June 2024. The aggregate outstanding balance under the 2022 ABS Financing Facility was $4.0 billion as of September 30, 2024.

Variable Interest Entities
The ABS Entities meet the definition of a VIE for which we have determined that we are the primary beneficiary as we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity. Therefore, the assets, liabilities and activities of the ABS Entities are consolidated in our financial results and are included in amounts presented on the face of our condensed consolidated balance sheets.

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2024	2023
Assets
Accounts receivable, net	$17,169	$14,550
Prepaid expenses and other	290	1,288
Other assets	10,697	11,682

Liabilities
Accounts payable and accrued liabilities	33	29
Debt maturing within one year	15,281	7,483
Long-term debt	8,991	14,700

The Accounts receivable, net amounts above does not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At September 30, 2024
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,962	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	5,706
Total		$23,000	$11,962	$5,706
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of September 30, 2024, there have been no drawings against the revolving credit facility since its inception.
(2) During the nine months ended September 30, 2024, there were no drawings from these facilities. During the nine months ended September 30, 2023, we drew down $1.0 billion from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In March 2024, we amended our $9.5 billion revolving credit facility to increase the capacity to $12.0 billion and extended its maturity to 2028.

Non-Cash Transactions
During the nine months ended September 30, 2024 and 2023, we financed, primarily through alternative financing arrangements, the purchase of approximately $1.2 billion and $942 million, respectively, of long-lived assets consisting primarily of network equipment. As of September 30, 2024 and December 31, 2023, $2.4 billion and $2.2 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended September 30, 2024 and 2023, we recorded net debt extinguishment gains of $90 million and $85 million, respectively. During the nine months ended September 30, 2024 and 2023, we recorded net debt extinguishment gains of $289 million and $224 million, respectively. The net gains are recorded in Other income, net in our condensed consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2024, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At September 30, 2024
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$15,121	$6,057	$5,862	$27,040
Less Allowance for credit losses	603	237	246	1,086
Accounts receivable, net of allowance	$14,518	$5,820	$5,616	$25,954
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at September 30, 2024, are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $27.8 billion, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet. Included in Other assets and Accounts receivable, net at December 31, 2023, are net device payment plan agreement receivables and net wireless service receivables of $26.1 billion, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheet. Included in Accounts receivable, net at September 30, 2024 and December 31, 2023, are net other receivables of $840 million and $911 million, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2024	2023
Device payment plan agreement receivables, gross	$29,202	$29,206
Unamortized imputed interest	(883)	(758)
Device payment plan agreement receivables, at amortized cost	28,319	28,448
Allowance(1)	(1,130)	(1,151)
Device payment plan agreement receivables, net	$27,189	$27,297

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$14,518	$13,173
Other assets	12,671	14,124
Device payment plan agreement receivables, net	$27,189	$27,297
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At September 30, 2024 and December 31, 2023, the amount of trade-in liability was $341 million and $566 million, respectively.

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

Origination of Device Payment Plan Agreements
When originating device payment plan agreements, we use internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. Verizon's experience has been that the payment attributes of longer tenured customers are highly predictive for estimating their reliability to make future payments. Customers with longer tenures tend to exhibit similar risk characteristics to other customers with longer tenures, and receivables due from customers with longer tenures tend to perform better than receivables from customers that have not previously been Verizon customers. As a result of this experience, we make initial lending decisions based upon whether the customers are "established customers" or "short-tenured customers." If a Consumer customer has been a customer for 45 days or more, or if a Business customer has been a customer for 12 months or more, the customer is considered an "established customer." For established customers, the credit decision and ongoing credit monitoring processes rely on a combination of internal and external data sources. If a Consumer customer has been a customer less than 45 days, or a Business customer has been a customer for less than 12 months, the customer is considered a "short-tenured customer." For short-tenured customers, the credit decision and credit monitoring processes rely more heavily on external data sources.

Available external credit data from credit reporting agencies along with internal data are used to create custom credit risk scores for Consumer customers. The custom credit risk score is generated automatically from the applicant's credit data using proprietary custom credit models. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of short-tenured customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternative credit data is used for the risk assessment. For Business customers, we also verify the existence of the business with external data sources.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the nine months ended September 30, 2024, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2024	2023	2022 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$2,253	$1,901	$601	$4,755
Existing customers	9,615	9,621	4,328	23,564
Total	$11,868	$11,522	$4,929	$28,319
Gross write-offs
New customers	$205	$490	$95	$790
Existing customers	18	152	130	300
Total	$223	$642	$225	$1,090
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on September 30, 2024.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the nine months ended September 30, 2024, by year of origination:

	Year of Origination
(dollars in millions)	2024	2023 and prior	Total
Wireless service receivables, at amortized cost	$5,995	$62	$6,057
Gross write-offs	226	182	408

The data presented in the table above was last updated on September 30, 2024.

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

We monitor the collectability of our wireless service receivables as one overall pool. Wireline service receivables are disaggregated and pooled by the following types of customers and related contracts: consumer, small and medium business, enterprise, public sector and wholesale. For wireless service receivables and wireline consumer and small and medium business receivables, the allowance is calculated based on a 12 month rolling average write-off balance multiplied by the average life-cycle of an account from billing to write-off. The risk of loss is assessed over the contractual life of the receivables and is adjusted based on the historical loss amounts for current and future conditions based on management's qualitative considerations. For enterprise, public sector and wholesale wireline receivables, the allowance for credit losses is based on historical write-off experience and individual customer credit risk, if applicable.

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2024	$1,151	$213
Current period provision for expected credit losses	1,041	400
Write-offs charged against the allowance	(1,090)	(408)
Recoveries collected	28	32
Balance at September 30, 2024	$1,130	$237
(1) Includes allowance for both short-term and long-term device payment plan agreement receivables.

We monitor delinquency and write-off experience based on the quality of our device payment plan agreement and wireless service receivables portfolios. The extent of our collection efforts with respect to a particular customer are based on the results of our proprietary custom internal scoring models that analyze the customer's past performance to predict the likelihood of the customer falling further delinquent. These custom scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Since our customers’ behaviors may be impacted by general economic conditions, we analyzed whether changes in macroeconomic conditions impact our credit loss experience and have concluded that our credit loss estimates are generally not materially impacted by reasonable and supportable forecasts of future economic conditions. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. For device payment plan agreement receivables and wireless service receivables, we consider an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date. The risk class determines the speed and severity of the collections effort including initiatives taken to facilitate customer payment.

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At September 30,
(dollars in millions)	2024
Unbilled	$26,977
Billed:
Current	1,062
Past due	280
Device payment plan agreement receivables, at amortized cost	$28,319

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$17	$—	$17
Cross currency swaps	—	16	—	16
Interest rate caps	—	9	—	9
Other assets:
Fixed income securities	—	275	—	275
Cross currency swaps	—	760	—	760
Total	$—	$1,077	$—	$1,077

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,692	$—	$1,692
Cross currency swaps	—	202	—	202
Foreign exchange forwards	—	2	—	2
Interest rate caps	—	9	—	9
Other liabilities:
Interest rate swaps	—	2,455	—	2,455
Cross currency swaps	—	1,623	—	1,623
Total	$—	$5,983	$—	$5,983
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the carrying amount of our investments without readily determinable fair values was $738 million and $764 million, respectively. During both the three and nine months ended September 30, 2024, there were insignificant adjustments due to observable price changes and there were insignificant amounts of impairment charges. As of September 30, 2024, cumulative adjustments due to observable price changes and impairment charges were $194 million and $115 million, respectively.

Verizon had a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value was calculated using a probability-weighted discounted cash flow model and represented a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability was remeasured to fair value. Contingent consideration payments were completed in January of 2024. During the nine months ended September 30, 2024 and September 30, 2023, we made payments of $52 million and $182 million, respectively, related to the contingent consideration. See Note 3 for additional information.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At September 30, 2024	$148,364	$91,148	$55,665	$—	$146,813
At December 31, 2023	148,583	86,806	58,804	—	145,610

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
(dollars in millions)	2024	2023
Interest rate swaps	$24,817	$26,071
Cross currency swaps	32,053	33,526
Foreign exchange forwards	620	1,050

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Interest Rate Swaps:
Notional value entered into	$—	$—	$—	$—
Notional value settled	1,254	—	1,254	—
Pre-tax gain (loss) recognized in Interest expense	(2)	2	1	3
Cross Currency Swaps:
Notional value entered into	—	—	2,146	—
Notional value settled	—	—	3,619	1,450
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	1,272	(1,036)	438	(311)
Pre-tax gain (loss) on hedged debt recognized in Interest expense	(1,272)	1,036	(438)	311
Excluded components recognized in Other comprehensive income (loss)	(573)	809	(407)	851
Initial value of the excluded component amortized into Interest expense	23	28	73	82
Treasury Rate Locks:
Notional value entered into	1,000	—	1,000	500
Notional value settled	1,000	—	1,000	500
Pre-tax gain (loss) recognized in Other comprehensive income (loss)	(21)	—	(21)	5

	Nine Months Ended
	September 30,
(dollars in millions)	2024	2023
Other, net Cash Flows from Operating Activities:
Cash paid for settlement of interest rate swaps, net	$(6)	$—
Cash received (paid) for settlement of treasury rate locks	(21)	5
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	(243)	(67)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At September 30,	At December 31,
(dollars in millions)	2024	2023
Carrying amount of hedged liabilities	$20,853	$21,838
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,033)	(4,354)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	327	400

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During both the three and nine months ended September 30, 2024 and September 30, 2023, these amounts completely offset each other and no net gain or loss was recorded.

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

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. For these hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During both the three and nine months ended September 30, 2024 and September 30, 2023, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information. We estimate that $93 million will be amortized into Interest expense within the next 12 months.

Treasury Rate Locks
We enter into treasury rate locks designated as cash flow hedges to mitigate our interest rate risk on future transactions. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss).

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both September 30, 2024 and December 31, 2023.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Foreign Exchange Forwards:
Notional value entered into	$1,660	$2,800	$6,940	$8,225
Notional value settled	1,640	2,785	7,370	8,150
Pre-tax gain (loss) recognized in Other income, net	21	(39)	(2)	(17)

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2024, we did not hold any collateral. At September 30, 2024, we posted $1.7 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2023, we did not hold any collateral. At December 31, 2023, we posted $1.4 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2024	2023	2024	2023
Service cost - Cost of services	$39	$46	$11	$11
Service cost - Selling, general and administrative expense	6	6	2	2
Service cost	$45	$52	$13	$13

Amortization of prior service cost (credit)	$28	$28	$(32)	$(105)
Expected return on plan assets	(134)	(254)	(7)	(9)
Interest cost	111	188	136	137
Remeasurement gain, net	(46)	—	—	—
Other components	$(41)	$(38)	$97	$23

Total	$4	$14	$110	$36

	(dollars in millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2024	2023	2024	2023
Service cost - Cost of services	$119	$137	$33	$34
Service cost - Selling, general and administrative expense	19	20	6	6
Service cost	$138	$157	$39	$40

Amortization of prior service cost (credit)	$84	$84	$(96)	$(314)
Expected return on plan assets	(482)	(760)	(21)	(24)
Interest cost	380	564	407	409
Remeasurement loss, net	17	—	—	—
Other components	$(1)	$(112)	$290	$71

Total	$137	$45	$329	$111
The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income, net.

During the nine months ended September 30, 2024, we updated the expected return on plan assets assumption for our pension plans from 7.50% at December 31, 2023 to 8.00% based upon the expected market returns from the March 31, 2024 asset allocation.

Pension Annuitization
On February 29, 2024, we entered into two separate commitment agreements, one by and between the Company, State Street Global Advisors Trust Company (State Street), as independent fiduciary of the Verizon Management Pension Plan and Verizon Pension Plan for Associates (the Pension Plans), and The Prudential Insurance Company of America (Prudential), and one by and between the Company, State Street and RGA Reinsurance Company (RGA), under which the Pension Plans purchased nonparticipating single premium group annuity contracts from Prudential and RGA, respectively, to settle approximately $5.9 billion of benefit liabilities of the Pension Plans.

The purchase of the group annuity contracts closed on March 6, 2024. The group annuity contracts primarily cover a population that includes 56,000 retirees who commenced benefit payments from the Pension Plans prior to January 1, 2023 (Transferred Participants). Prudential and RGA each irrevocably guarantee and assume the sole obligation to make future payments to the Transferred Participants as provided under their respective group annuity contracts, with direct payments beginning July 1, 2024. The aggregate amount of each Transferred Participant's payment under the group annuity contracts will be equal to the amount of each individual’s payment under the Pension Plans.

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

2024 Voluntary Separation Program
In June 2024, we announced a voluntary separation program for select U.S.-based management employees. Approximately 4,800 eligible employees will separate from Verizon under this program by the end of March 2025, with more than half of these employees having exited in September of 2024. Principally as a result of this program, but also as a result of other headcount reduction initiatives, we recorded a severance charge of $1.7 billion ($1.3 billion after-tax) during the three and nine months ended September 30, 2024, which was recorded in Selling, general and administrative expense in our condensed consolidated statement of income.

Severance Payments
During the three and nine months ended September 30, 2024, we paid severance benefits of $188 million and $366 million, respectively.

At September 30, 2024, we had a remaining severance liability of $1.7 billion, the majority of which relates to future contractual payments to separated employees under the voluntary separation program.

Employer Contributions
During the nine months ended September 30, 2024, we made discretionary contributions to the Pension Plans in the aggregate amount of $365 million. During the nine months ended September 30, 2023, we made a discretionary contribution to one of our qualified pension plans in the amount of $200 million.

During both the three and nine months ended September 30, 2024 and September 30, 2023, we made insignificant contributions to our nonqualified pension plans. No mandatory qualified pension plans contributions are expected or required through December 31, 2024. No significant changes are expected with respect to the nonqualified pension and other postretirement benefit plans contributions in 2024.

Remeasurement loss (gain), net
During the three and nine months ended September 30, 2024, we recorded an insignificant net pre-tax remeasurement gain and loss, respectively, in our pension plans triggered by settlements.

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

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended September 30,
		2024		2023
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,539		13,523
Other(1)		(60)		1
Balance at end of period		13,479		13,524

Retained Earnings
Balance at beginning of period		86,504		86,448
Net income attributable to Verizon		3,306		4,762
Dividends declared ($0.6775, $0.6650 per share)		(2,852)		(2,796)
Other		—		2
Balance at end of period		86,958		88,416

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,287)		(1,921)
Foreign currency translation adjustments		59		(51)
Unrealized gain on cash flow hedges		6		21
Unrealized gain (loss) on fair value hedges		(446)		584
Unrealized gain (loss) on marketable securities		5		(5)
Defined benefit pension and postretirement plans		(2)		(56)
Other comprehensive income (loss)		(378)		493
Balance at end of period attributable to Verizon		(1,665)		(1,428)

Treasury Stock
Balance at beginning of period	(81,914)	(3,590)	(87,394)	(3,830)
Employee plans	107	5	62	2
Balance at end of period	(81,807)	(3,585)	(87,332)	(3,828)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		577		544
Restricted stock equity grant		140		89
Amortization		(7)		(5)
Balance at end of period		710		628

Noncontrolling Interests
Balance at beginning of period		1,367		1,309
Total comprehensive income		105		122
Distributions and other(1)		(130)		(84)
Balance at end of period		1,342		1,347
Total Equity		$97,668		$99,088
(1) 2024 period includes adjustments related to the acquisition of additional interests in certain controlled entities.

	Nine Months Ended September 30,
		2024		2023
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,631		13,420
Other(1)		(152)		104
Balance at end of period		13,479		13,524

Retained Earnings
Balance at beginning of period		82,915		82,380
Net income attributable to Verizon		12,501		14,319
Dividends declared ($2.0075, $1.9700 per share)		(8,454)		(8,285)
Other		(4)		2
Balance at end of period		86,958		88,416

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,380)		(1,865)
Foreign currency translation adjustments		9		(31)
Unrealized gain on cash flow hedges		60		67
Unrealized gain (loss) on fair value hedges		(350)		575
Unrealized gain (loss) on marketable securities		2		(3)
Defined benefit pension and postretirement plans		(6)		(171)
Other comprehensive income (loss)		(285)		437
Balance at end of period attributable to Verizon		(1,665)		(1,428)

Treasury Stock
Balance at beginning of period	(87,173)	(3,821)	(91,572)	(4,013)
Employee plans	5,364	236	4,237	185
Shareholder plans	2	—	3	—
Balance at end of period	(81,807)	(3,585)	(87,332)	(3,828)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		656		793
Restricted stock equity grant		415		225
Amortization		(361)		(390)
Balance at end of period		710		628

Noncontrolling Interests
Balance at beginning of period		1,369		1,319
Total comprehensive income		334		349
Distributions and other(1)		(361)		(321)
Balance at end of period		1,342		1,347
Total Equity		$97,668		$99,088
(1) 2024 period includes adjustments related to the acquisition of additional interests in certain controlled entities.

Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the nine months ended September 30, 2024. At September 30, 2024, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 5.4 million shares of common stock issued from treasury stock during the nine months ended September 30, 2024.

Noncontrolling Interests
During the three and nine months ended September 30, 2024, Verizon entered into and completed agreements to acquire additional interests in certain controlled entities for cash consideration of $124 million and $266 million, respectively. Verizon continues to retain controlling financial interest within these entities; therefore, the changes in ownership interest were accounted for as equity transactions. This resulted in a reduction of additional paid-in capital of $87 million and $213 million and noncontrolling interest of an insignificant amount and $53 million for the three and nine months ended September 30, 2024, respectively. These transactions were recorded within Other, net cash flow from financing activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2024	$(636)	$(1,062)	$105	$(2)	$215	$(1,380)
Excluded components recognized in other comprehensive income	—	—	(304)	—	—	(304)
Other comprehensive income (loss)	9	(16)	—	2	—	(5)
Amounts reclassified to net income	—	76	(46)	—	(6)	24
Net other comprehensive income (loss)	9	60	(350)	2	(6)	(285)
Balance at September 30, 2024	$(627)	$(1,002)	$(245)	$—	$209	$(1,665)

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

Note 10. Segment Information
Reportable Segments
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker's assessment of segment performance.

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

Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore included in the chief operating decision maker's assessment of segment performance.

The following table provides operating financial information for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
External Operating Revenues
Consumer
Service	$19,260	$18,850	$57,466	$55,947
Wireless equipment	4,478	4,902	13,111	14,210
Other(1)	1,567	1,450	4,605	4,359
Total Consumer	25,305	25,202	75,182	74,516

Business
Enterprise and Public Sector	3,538	3,786	10,670	11,357
Business Markets and Other	3,258	3,180	9,647	9,383
Wholesale	547	552	1,684	1,738
Total Business	7,343	7,518	22,001	22,478
Total reportable segments	$32,648	$32,720	$97,183	$96,994

Intersegment Revenues
Consumer	$55	$55	$162	$156
Business	8	9	26	26
Total reportable segments	$63	$64	$188	$182

Total Operating Revenues
Consumer	$25,360	$25,257	$75,344	$74,672
Business(2)	7,351	7,527	22,027	22,504
Total reportable segments	$32,711	$32,784	$97,371	$97,176

Operating Income
Consumer	$7,604	$7,547	$22,580	$21,976
Business	565	539	1,464	1,623
Total reportable segments	$8,169	$8,086	$24,044	$23,599
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2) Service and other revenues included in our Business segment were approximately $6.5 billion and $6.6 billion for the three months ended September 30, 2024 and 2023, respectively, and $19.4 billion and $19.9 billion for the nine months ended September 30, 2024 and 2023, respectively. Wireless equipment revenues included in our Business segment were $865 million and $911 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 billion for both the nine months ended September 30, 2024 and 2023.

The following table provides Fios revenue for our two reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Consumer	$2,916	$2,897	$8,708	$8,672
Business	314	308	938	923
Total Fios revenue	$3,230	$3,205	$9,646	$9,595

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Consumer	$16,377	$15,963	$48,853	$47,324
Business	3,466	3,367	10,276	10,008
Total Wireless service revenue	$19,843	$19,330	$59,129	$57,332

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the chief operating decision maker does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Total reportable segments operating revenues	$32,711	$32,784	$97,371	$97,176
Corporate and other	685	618	1,929	1,856
Eliminations	(66)	(66)	(193)	(188)
Total consolidated operating revenues	$33,330	$33,336	$99,107	$98,844

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Total reportable segments operating income	$8,169	$8,086	$24,044	$23,599
Corporate and other	(128)	(196)	(541)	(389)
Severance charges	(1,733)	—	(1,733)	(237)
Other components of net periodic benefit charges (Note 8)	(8)	(62)	(25)	(186)
Asset and business rationalization	(374)	—	(374)	(155)
Legacy legal matter	—	—	(106)	—
Non-strategic business shutdown	—	(179)	—	(179)
Business transformation costs	—	(176)	—	(176)
Total consolidated operating income	5,926	7,473	21,265	22,277

Equity in losses of unconsolidated businesses	(24)	(18)	(47)	(42)
Other income, net	72	170	198	494
Interest expense	(1,672)	(1,433)	(5,005)	(3,925)
Income Before Provision For Income Taxes	$4,302	$6,192	$16,411	$18,804

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2024 or 2023.

The chief operating decision maker does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of September 30, 2024 and December 31, 2023, $558 million and $817 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

As of September 30, 2024, Verizon had 28 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Sixteen of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (the Company) is a holding company that, acting through its subsidiaries (together with the Company, collectively, Verizon), is one of the world's leading providers of communications, technology, information and entertainment products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

To compete effectively in today's dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the digital world. We are consistently deploying new network architecture and technologies to secure our leadership in both fourth-generation (4G) and fifth-generation (5G) wireless networks. Our network quality is the hallmark of our brand and the foundation for the connectivity, platforms and solutions upon which we build our competitive advantage. In 2024, we are focused on enhancing and driving the monetization of our networks, platforms and solutions, retaining and growing our high-quality customer base and further improving our financial and operating performance.

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

Highlights of Our Financial Results for the Three Months Ended September 30, 2024 and 2023
(dollars in millions)

Highlights of Our Financial Results for the Nine Months Ended September 30, 2024 and 2023
(dollars in millions)
Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended September 30, 2024 and 2023

———
Note: Excludes eliminations.

Revenue by Segment for the Nine Months Ended September 30, 2024 and 2023

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

In addition to the wireless services and equipment discussed above, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. The Consumer segment's operating revenues for the three and nine months ended September 30, 2024 totaled $25.4 billion and $75.3 billion, respectively, representing an increase of 0.4% and 0.9%, respectively, compared to the similar periods in 2023. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and conferencing services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products, including solutions that support mobile resource management. We provide these products and services to businesses, government customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world. The Business segment's operating revenues for the three and nine months ended September 30, 2024 totaled $7.4 billion and $22.0 billion, respectively, representing a decrease of 2.3% and 2.1%, respectively, compared to the similar periods in 2023. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2024, these investments included $12.0 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2024 are expected to be in the range of $17.0 billion to $17.5 billion.

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

Recent Developments
In June 2024, we announced a voluntary separation program for select U.S.-based management employees. Approximately 4,800 eligible employees will separate from Verizon under this program by the end of March 2025, with more than half of these employees having exited in September of 2024. Principally as a result of this program, but also as a result of other headcount reduction initiatives, we recorded a severance charge of $1.7 billion ($1.3 billion after-tax) during the three and nine months ended September 30, 2024, which was recorded in Selling, general and administrative expense in our condensed consolidated statement of income.

On September 27, 2024, Verizon entered into an agreement with Vertical Bridge REIT, LLC (Vertical Bridge) pursuant to which Vertical Bridge will obtain the exclusive rights to lease, operate and manage over 6,000 wireless towers from subsidiaries of Verizon. The transaction is structured as a prepaid lease with an upfront payment of approximately $2.8 billion. Under the terms of the leases, Vertical Bridge will have exclusive rights to lease, operate and manage the towers over an average term of approximately 30 years, and will have an option to acquire the towers at the end of the lease terms. Verizon will lease back capacity on the towers from Vertical Bridge for an initial term of 10 years, with eight optional renewal terms of five years each, subject to certain early termination rights. This transaction is expected to close by the end of 2024, subject to customary closing conditions. Verizon plans to account for the upfront payment as a financing obligation and prepaid rent.

On October 17, 2024, Verizon entered into a license purchase agreement to acquire select spectrum licenses of United States Cellular Corporation and certain of its subsidiaries (UScellular) for total consideration of $1.0 billion, subject to certain potential adjustments. The closing of this transaction is subject to the receipt of regulatory approvals and other closing conditions, including the consummation of UScellular's proposed sale of its wireless operations and select spectrum assets to T-Mobile US, Inc., and the termination of certain post-closing arrangements with respect to that sale.

Our agreement to acquire Frontier Communications Parent, Inc. (Frontier) is discussed below under the heading "Acquisitions and Divestitures."

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

Consolidated Operating Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Consumer	$25,360	$25,257	$103	0.4%	$75,344	$74,672	$672	0.9%
Business	7,351	7,527	(176)	(2.3)	22,027	22,504	(477)	(2.1)
Corporate and other	685	618	67	10.8	1,929	1,856	73	3.9
Eliminations	(66)	(66)	—	—	(193)	(188)	(5)	2.7
Consolidated Operating Revenues	$33,330	$33,336	$(6)	—	$99,107	$98,844	$263	0.3

Consolidated operating revenues remained relatively flat during the three months ended September 30, 2024 and increased during the nine months ended September 30, 2024 compared to the similar periods in 2023. The increase during the nine months ended September 30, 2024 was primarily due to revenue increases in our Consumer segment, partially offset by revenue decreases in our Business segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Cost of services	$7,193	$7,084	$109	1.5%	$21,064	$21,148	$(84)	(0.4)%
Cost of wireless equipment	6,047	6,353	(306)	(4.8)	17,519	18,557	(1,038)	(5.6)
Selling, general and administrative expense	9,706	7,995	1,711	21.4	25,873	23,754	2,119	8.9
Depreciation and amortization expense	4,458	4,431	27	0.6	13,386	13,108	278	2.1
Consolidated Operating Expenses	$27,404	$25,863	$1,541	6.0	$77,842	$76,567	$1,275	1.7

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

Cost of services increased during the three months ended September 30, 2024 compared to the similar period in 2023. The increase was primarily the result of:
•an increase of $189 million related to an asset and business rationalization charge taken in 2024;
•an increase of $73 million in regulatory costs primarily related to a higher net Federal Universal Service Fund (FUSF) rate;
•a decrease of $76 million in access costs primarily as a result of decreases in prepaid subscribers, changes in usage and changes in net circuit access prices; and
•a decrease of $45 million in connection with the non-strategic business shutdown of our BlueJeans business offering in 2023.

Cost of services decreased during the nine months ended September 30, 2024 compared to the similar period in 2023. The decrease was primarily the result of:
•a decrease of $247 million in access costs primarily as a result of decreases in prepaid subscribers, changes in usage and changes in net circuit access prices;
•a decrease of $176 million in personnel costs primarily related to the impact of workforce changes;
•an increase of $175 million related to an asset and business rationalization charge taken in 2024 compared to an asset rationalization charge taken in 2023; and
•an increase of $113 million in regulatory costs related to a higher net FUSF rate.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 primarily as a result of:
•a decrease of $594 million and $2.1 billion for the three and nine months, respectively, driven by a lower volume of wireless devices sold; and
•an increase of $288 million and $1.1 billion for the three and nine months, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023.

The increase during the three months ended September 30, 2024 was primarily the result of:
•an increase of $1.7 billion due to severance charges in 2024 related to separations under our voluntary separation program;
•an increase of $185 million related to an asset and business rationalization charge taken in 2024; and
•a decrease of $161 million related to business transformation costs in 2023 that did not reoccur.

The increase during the nine months ended September 30, 2024 was primarily the result of:
•an increase of $1.5 billion due to severance charges in 2024 compared to 2023;
•an increase of $405 million in personnel costs related to an increase in costs associated with the transition to third-party contracted resources along with the impacts of a prior year compensation plan assumption change that did not reoccur and increased sales commission expense;
•an increase of $184 million related to higher costs for device insurance programs due to an increase in claims; and
•a decrease of $161 million related to business transformation costs in 2023 that did not reoccur.

See "Special Items" for additional information on the severance charges, the asset and business rationalization charges, the business transformation costs and the non-strategic business shutdown.

Depreciation and Amortization Expense
Depreciation and amortization expense remained relatively flat during the three months ended September 30, 2024 and increased during the nine months ended September 30, 2024 compared to the similar periods in 2023. The increase during the nine months ended September 30, 2024 was primarily due to the change in the mix of net depreciable and amortizable assets, including the amortization period of certain acquisition-related intangible assets, and the continued deployment of C-Band network assets.

Other Consolidated Results
Other Income, Net
Additional information relating to Other income, net is as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Interest income	$97	$98	$(1)	(1.0)%	$258	$265	$(7)	(2.6)%
Other components of net periodic benefit income (cost)	(56)	15	(71)	nm	(289)	41	(330)	nm
Net debt extinguishment gains	90	85	5	5.9	289	224	65	29.0
Other, net	(59)	(28)	(31)	nm	(60)	(36)	(24)	66.7
Other Income, Net	$72	$170	$(98)	(57.6)	$198	$494	$(296)	(59.9)
nm - not meaningful

Other income, net, reflects certain items not directly related to our core operations, including interest income, debt extinguishment costs, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income, net decreased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023.

The decrease during the three months ended September 30, 2024 was primarily due to a decrease of $122 million due to lower plan assets on which to earn expected returns in our pension and postretirement plans compared to 2023, partially offset by a pension remeasurement gain of $46 million in 2024 that did not occur in 2023.

The decrease during the nine months ended September 30, 2024 was primarily a result of:
•a decrease of $281 million due to lower plan assets on which to earn expected returns in our pension and postretirement plans compared to 2023 and a decrease of $218 million in our postretirement plans due to prior service credits in 2023 that did not reoccur in 2024. These decreases were partially offset by a decrease of $186 million in our pension plan interest costs in 2024 due to a decrease in discount rates; and
•net debt extinguishment gains of $289 million related to open market repurchases of various Company notes and tender offers in 2024, compared with gains of $224 million related to open market repurchases of various Company notes and tender offers in 2023.

See Note 8 to the condensed consolidated financial statements for more information on the other components of net periodic benefit income (cost).

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Total interest costs on debt balances	$1,904	$1,844	$60	3.3%	$5,754	$5,435	$319	5.9%
Less capitalized interest costs	232	411	(179)	(43.6)	749	1,510	(761)	(50.4)
Interest Expense	$1,672	$1,433	$239	16.7	$5,005	$3,925	$1,080	27.5

Average debt outstanding(1)(3)	$148,952	$149,712			$151,149	$151,266
Effective interest rate(2)(3)	5.1%	4.9%			5.1%	4.8%
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

Total interest expense increased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 primarily as a result of a decrease in capitalized interest costs due to additional C-Band spectrum licenses being placed into service and an increase in interest costs due to a higher average interest rate partially offset by lower average debt balances.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in millions)	2024	2023	Decrease		2024	2023	Decrease
Provision for income taxes	$891	$1,308	$(417)	(31.9)%	$3,576	$4,136	$(560)	(13.5)%
Effective income tax rate	20.7%	21.1%			21.8%	22.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the provision for income taxes during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 was primarily due to the decrease in income before income taxes in each of the current periods. The decrease in the effective income tax rate during the three months ended September 30, 2024 compared to the similar period in 2023 was primarily due to a reduction in deferred income taxes due to changes in state apportionment during the current period. The effective income tax rate for the nine months ended September 30, 2024 is comparable to the similar period in 2023.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.8 billion and $2.7 billion at September 30, 2024 and December 31, 2023, respectively. Interest and penalties related to unrecognized tax benefits were $682 million (after-tax) and $630 million (after-tax) at September 30, 2024 and December 31, 2023, respectively.

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

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA
Consolidated earnings before interest, taxes, depreciation and amortization expense (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon's competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense to net income.

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

It is management's intent to provide non-GAAP financial information to enhance the understanding of Verizon's GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Consolidated Net Income	$3,411	$4,884	$12,835	$14,668
Add:
Provision for income taxes	891	1,308	3,576	4,136
Interest expense	1,672	1,433	5,005	3,925
Depreciation and amortization expense(1)	4,458	4,431	13,386	13,108
Consolidated EBITDA	$10,432	$12,056	$34,802	$35,837

Add (Less):
Other income, net(2)	$(72)	$(170)	$(198)	$(494)
Equity in losses of unconsolidated businesses	24	18	47	42
Severance charges	1,733	—	1,733	237
Asset and business rationalization	374	—	374	155
Legacy legal matter	—	—	106	—
Business transformation costs	—	176	—	176
Non-strategic business shutdown	—	158	—	158
Consolidated Adjusted EBITDA	$12,491	$12,238	$36,864	$36,111
(1) Includes Amortization of acquisition-related intangible assets, which were $186 million and $626 million during the three and nine months ended September 30, 2024, respectively, and $224 million and $638 million during the three and nine months ended September 30, 2023, respectively. The three and nine months ended September 30, 2023 also includes a portion of the charges associated with the Non-strategic business shutdown. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market charges of $136 million during the nine months ended September 30, 2024. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2024 compared to the similar periods in 2023 were primarily a result of the factors described in connection with consolidated operating revenues and consolidated operating expenses.

Segment Results of Operations
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. We measure and evaluate our segments based on segment operating income. The use of segment operating income is consistent with the chief operating decision maker's assessment of segment performance.

To aid in the understanding of segment performance as it relates to segment operating income, management uses the following operating statistics to evaluate the overall effectiveness of our segments. We believe these operating statistics are useful to investors and other users of our financial information because they provide additional insight into drivers of our segments' operating results, key trends and performance relative to our peers. These operating statistics may be determined or calculated differently by other companies and may not be directly comparable to those statistics of other companies.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions, except ARPA)	2024	2023	(Decrease)		2024	2023	(Decrease)
Service	$19,260	$18,850	$410	2.2%	$57,466	$55,947	$1,519	2.7%
Wireless equipment	4,478	4,902	(424)	(8.6)	13,111	14,210	(1,099)	(7.7)
Other	1,622	1,505	117	7.8	4,767	4,515	252	5.6
Total Operating Revenues	$25,360	$25,257	$103	0.4	$75,344	$74,672	$672	0.9

Revenue Statistics:
Wireless service revenue	$16,377	$15,963	$414	2.6	$48,853	$47,324	$1,529	3.2
Fios revenue	$2,916	$2,897	$19	0.7	$8,708	$8,672	$36	0.4

Connections (‘000):(1)
Wireless retail postpaid					94,005	92,704	1,301	1.4
Wireless retail prepaid					20,206	21,420	(1,214)	(5.7)
Total wireless retail					114,211	114,124	87	0.1
Fios internet					7,088	6,923	165	2.4
Fios video					2,744	3,013	(269)	(8.9)
Total broadband					9,762	8,792	970	11.0

Net Additions in Period (‘000):
Wireless retail postpaid	68	251	(183)	(72.9)	215	876	(661)	(75.5)
Wireless retail prepaid	(69)	(207)	138	66.7	(909)	(862)	(47)	(5.5)
Total wireless retail	(1)	44	(45)	nm	(694)	14	(708)	nm

Wireless retail postpaid phone	81	(51)	132	nm	(85)	(450)	365	81.1

Total broadband	235	304	(69)	(22.7)	705	893	(188)	(21.1)

Churn Rate:
Wireless retail	1.61%	1.68%			1.62%	1.65%
Wireless retail postpaid	1.07%	1.04%			1.04%	1.01%
Wireless retail postpaid phone	0.84%	0.85%			0.82%	0.82%

Account Statistics:
Wireless retail postpaid ARPA	$139.06	$133.47	$5.59	4.2	$137.75	$131.79	$5.96	4.5
Wireless retail postpaid accounts (‘000)(1)					32,719	32,938	(219)	(0.7)
Wireless retail postpaid connections per account(1)					2.87	2.81	0.06	2.1
(1)As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Consumer's total operating revenues increased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 as a result of increases in Service and Other revenues, partially offset by a decrease in Wireless equipment revenue.

Service Revenue
Service revenue increased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during the three months ended September 30, 2024 compared to the similar period in 2023 primarily as a result of:
•an increase of $347 million in access revenues related to our postpaid plans primarily due to pricing actions, an increase in subscriptions through MyPlan offerings, and an increase in our FWA subscriber base. These increases were partially offset by the amortization of wireless equipment sales promotions;

•an increase of $145 million related to growth in non-retail service revenue;
•an increase of $86 million in TravelPass revenue due to increased customer international travel; and
•a decrease of $191 million in prepaid revenue primarily due to a decrease in the prepaid subscriber base partially driven by the termination of the Affordable Connectivity Program in the second quarter of 2024.

Wireless service revenue increased during the nine months ended September 30, 2024 compared to the similar period in 2023 primarily as a result of:
•an increase of $1.3 billion in access revenues related to our postpaid plans primarily due to pricing actions, an increase in our FWA subscriber base, and an increase in subscriptions through MyPlan offerings. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $456 million related to growth in non-retail service revenue;
•an increase of $194 million in TravelPass revenue due to increased customer international travel; and
•a decrease of $460 million in prepaid revenue primarily due to a decrease in the prepaid subscriber base partially driven by the termination of the Affordable Connectivity Program in the second quarter of 2024.

Wireless Equipment Revenue
Wireless equipment revenue decreased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023.

The decrease during the three months ended September 30, 2024 was primarily due to a decrease of $362 million driven by a lower volume of wireless devices sold.

The decrease during the nine months ended September 30, 2024 was primarily the result of:
•a decrease of $1.7 billion driven by a lower volume of wireless devices sold; and
•an increase of $738 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue increased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 primarily due to:
•an increase of $73 million and $152 million for the three and nine months, respectively, driven by regulatory surcharges, primarily related to a higher net FUSF rate, along with an increase in other regulatory surcharges; and
•an increase of $32 million and $93 million for the three and nine months, respectively, related to device protection offerings primarily due to changes in the products offered and pricing actions.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Cost of services	$4,567	$4,419	$148	3.3%	$13,554	$13,218	$336	2.5%
Cost of wireless equipment	4,850	5,133	(283)	(5.5)	14,032	14,950	(918)	(6.1)
Selling, general and administrative expense	4,928	4,886	42	0.9	15,064	14,795	269	1.8
Depreciation and amortization expense	3,411	3,272	139	4.2	10,114	9,733	381	3.9
Total Operating Expenses	$17,756	$17,710	$46	0.3	$52,764	$52,696	$68	0.1

Cost of Services
Cost of services increased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023.

The increase during the three months ended September 30, 2024 was primarily due to:
•an increase of $83 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets; and
•an increase of $51 million in regulatory costs primarily related to a higher net FUSF rate.

The increase during the nine months ended September 30, 2024 was primarily the result of:
•an increase of $199 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets;
•an increase of $120 million in personnel costs mainly driven by certain other post-employment benefit credits in 2023 that did not reoccur in 2024;
•an increase of $101 million in digital content costs primarily associated with an increase in subscriptions through MyPlan offerings, partially offset by a decrease in traditional linear content costs due to a decline in Fios video subscribers;
•an increase of $84 million in regulatory costs primarily related to a higher net FUSF rate; and
•a decrease of $178 million in access costs primarily as a result of decreases in prepaid subscribers, circuit disconnections and pricing changes.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 primarily as a result of:
•a decrease of $434 million and $1.8 billion for the three and nine months, respectively, driven by a lower volume of wireless devices sold; and
•an increase of $151 million and $927 million for the three and nine months, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat for the three months ended September 30, 2024 and increased during the nine months ended September 30, 2024 compared to the similar periods in 2023.

The increase during the nine months ended September 30, 2024 was primarily due to:
•an increase of $84 million in personnel costs mainly driven by a prior year compensation plan assumption change that did not reoccur and increased sales commission expense, partially offset by the impacts of workforce changes;
•an increase of $71 million in the provision for credit losses resulting from additional bad debt reserves;
•an increase of $66 million in building and facility costs primarily due to higher utility rates; and
•an increase of $65 million in regulatory fees mainly driven by an increase in rates.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in millions)	2024	2023	Increase		2024	2023	Increase
Segment Operating Income	$7,604	$7,547	$57	0.8%	$22,580	$21,976	$604	2.7%
Add Depreciation and amortization expense	3,411	3,272	139	4.2	10,114	9,733	381	3.9
Segment EBITDA	$11,015	$10,819	$196	1.8	$32,694	$31,709	$985	3.1

Segment operating income margin	30.0%	29.9%			30.0%	29.4%
Segment EBITDA margin	43.4%	42.8%			43.4%	42.5%

The changes in the table above during the three and nine months ended September 30, 2024 compared to the similar periods in 2023 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2024	2023	(Decrease)		2024	2023	(Decrease)
Enterprise and Public Sector	$3,538	$3,787	$(249)	(6.6)%	$10,670	$11,358	$(688)	(6.1)%
Business Markets and Other	3,263	3,184	79	2.5	9,661	9,397	264	2.8
Wholesale	550	556	(6)	(1.1)	1,696	1,749	(53)	(3.0)
Total Operating Revenues(1)	$7,351	$7,527	$(176)	(2.3)	$22,027	$22,504	$(477)	(2.1)

Revenue Statistics:
Wireless service revenue	$3,466	$3,367	$99	2.9	$10,276	$10,008	$268	2.7
Fios revenue	$314	$308	$6	1.9	$938	$923	$15	1.6

Connections (‘000):(2)
Wireless retail postpaid					30,532	29,455	1,077	3.7
Fios internet					397	383	14	3.7
Fios video					56	63	(7)	(11.1)
Total broadband					2,157	1,499	658	43.9

Net Additions in Period (‘000):
Wireless retail postpaid	281	330	(49)	(14.8)	727	950	(223)	(23.5)
Wireless retail postpaid phone	158	151	7	4.6	404	431	(27)	(6.3)
Total broadband	154	130	24	18.5	464	396	68	17.2

Churn Rate:
Wireless retail postpaid	1.45%	1.47%			1.47%	1.48%
Wireless retail postpaid phone	1.12%	1.14%			1.12%	1.13%
(1) Service and other revenues included in our Business segment were approximately $6.5 billion and $6.6 billion for the three months ended September 30, 2024 and 2023, respectively, and $19.4 billion and $19.9 billion for the nine months ended September 30, 2024 and 2023, respectively. Wireless equipment revenues included in our Business segment were $865 million and $911 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 billion for both the nine months ended September 30, 2024 and 2023.
(2) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.

Business's total operating revenues decreased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

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

Enterprise and Public Sector revenues decreased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 primarily due to a decrease of $207 million and $556 million, respectively, in wireline revenue primarily driven by declines in networking, traditional data and voice communication services along with related professional services, due to secular market pressure and technology shifts, coupled with lower customer premise equipment sales volumes.

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

Business Markets and Other revenues increased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023.

The increase during the three months ended September 30, 2024 was primarily due to an increase of $130 million in Wireless service revenue driven by pricing actions and an increase in our FWA subscriber base.

The increase during the nine months ended September 30, 2024 was primarily the result of:
•an increase of $353 million in Wireless service revenue driven by pricing actions and an increase in our FWA subscriber base; and
•a decrease of $69 million in connection with the shutdown of our BlueJeans business offering in 2023 and a decline in core voice communication revenues.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues remained relatively flat during the three months ended September 30, 2024 and decreased during the nine months ended September 30, 2024 compared to the similar periods in 2023.

The decrease during the nine months ended September 30, 2024 was primarily due to a decline of $53 million in traditional voice communication and network connectivity as a result of technology substitution, as well as a decrease in core data.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2024	2023	Decrease		2024	2023	(Decrease)
Cost of services	$2,440	$2,536	$(96)	(3.8)%	$7,327	$7,661	$(334)	(4.4)%
Cost of wireless equipment	1,197	1,220	(23)	(1.9)	3,487	3,606	(119)	(3.3)
Selling, general and administrative expense	2,109	2,105	4	0.2	6,503	6,290	213	3.4
Depreciation and amortization expense	1,040	1,127	(87)	(7.7)	3,246	3,324	(78)	(2.3)
Total Operating Expenses	$6,786	$6,988	$(202)	(2.9)	$20,563	$20,881	$(318)	(1.5)

Cost of Services
Cost of services decreased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023.

The decrease during the three months ended September 30, 2024 was primarily due to:
•a decrease of $37 million in access costs primarily related to changes in usage and net circuit access prices; and
•a decrease of $27 million in rent and lease expense primarily driven by a change in Business's proportionate usage of shared leased assets.

The decrease during the nine months ended September 30, 2024 was primarily due to:
•a decrease of $83 million in personnel costs related to the impact of workforce changes, partially offset by certain other post-employment benefit credits in 2023 that did not reoccur in 2024;
•a decrease of $74 million in customer premise equipment costs due to lower volumes sold;
•a decrease of $66 million in rent and lease expense primarily driven by a change in Business's proportionate usage of shared leased assets; and
•a decrease of $66 million in access costs primarily related to changes in usage and net circuit access prices.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2024 compared to the similar periods in 2023 primarily as a result of:
•a decrease of $114 million and $321 million for the three and nine months, respectively, driven by a lower volume of wireless devices sold; and
•an increase of $91 million and $202 million for the three and nine months, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat during the three months ended September 30, 2024 and increased during the nine months ended September 30, 2024 compared to the similar periods in 2023.

The increase during the nine months ended September 30, 2024 was primarily the result of:
•an increase of $260 million in personnel costs primarily related to an increase in costs associated with the transition to third-party contracted resources along with the impacts of a prior year compensation plan assumption change that did not reoccur; and
•a decrease of $53 million in the provision for credit losses resulting from a reduction in bad debt reserves.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during the three and nine months ended September 30, 2024 compared to the similar periods in 2023 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,
(dollars in millions)	2024	2023	Decrease		2024	2023	Decrease
Segment Operating Income	$565	$539	$26	4.8%	$1,464	$1,623	$(159)	(9.8)%
Add Depreciation and amortization expense	1,040	1,127	(87)	(7.7)	3,246	3,324	(78)	(2.3)
Segment EBITDA	$1,605	$1,666	$(61)	(3.7)	$4,710	$4,947	$(237)	(4.8)

Segment operating income margin	7.7%	7.2%			6.6%	7.2%
Segment EBITDA margin	21.8%	22.1%			21.4%	22.0%

The changes in the table above during the three and nine months ended September 30, 2024 compared to the similar periods in 2023 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$186	$224	$626	$638
Severance, pension and benefits charges
Selling, general and administrative expense	1,733	—	1,733	237
Other (income) expense, net	—	—	136	—
Asset and business rationalization
Cost of Services	189	—	189	14
Selling, general and administrative expense	185	—	185	141
Legacy legal matter
Selling, general and administrative expense	—	—	106	—
Business transformation costs
Cost of services	—	15	—	15
Selling, general and administrative expense	—	161	—	161
Non-strategic business shutdown
Depreciation and amortization expense	—	21	—	21
Cost of services	—	45	—	45
Selling, general and administrative expense	—	113	—	113
Total	$2,293	$579	$2,975	$1,385
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Within Total Operating Expenses	$2,293	$579	$2,839	$1,385
Within Other (income) expense, net	—	—	136	—
Total	$2,293	$579	$2,975	$1,385

Amortization of Acquisition-Related Intangible Assets
During the three and nine months ended September 30, 2024, we recorded pre-tax amortization expense of $186 million and $626 million, respectively, related to acquired intangible assets.

During the three and nine months ended September 30, 2023, we recorded pre-tax amortization expense of $224 million and $638 million, respectively, related to the acquired intangible assets.

Severance, Pension and Benefits Charges
During both the three and nine months ended September 30, 2024, we recorded pre-tax severance charges of $1.7 billion related to separations under our voluntary separation program for select U.S.-based management employees as well as other headcount reduction initiatives.

During the nine months ended September 30, 2024, we recorded a net pre-tax remeasurement loss of $136 million in our pension plans triggered by settlements. The remeasurement loss was primarily driven by a $245 million charge resulting from the difference between our estimated and actual return on assets, partially offset by a credit of $109 million due to changes in our discount rate assumption used to determine the current year liabilities of our pension plans.

During the nine months ended September 30, 2023, we recorded pre-tax severance charges of $237 million related to involuntary separations under our existing plans.

See Note 8 to the condensed consolidated financial statements for additional information.

Asset and Business Rationalization
During both the three and nine months ended September 30, 2024, we recorded a pre-tax asset and business rationalization charge of $374 million predominately related to the decision to cease use of certain real estate assets and exit non-strategic portions of certain businesses as part of our continued transformation initiatives.

During the nine months ended September 30, 2023, we recorded a pre-tax asset rationalization charge of $155 million driven by certain real estate and non-strategic assets that we made a decision to cease use of as part of our transformation initiatives.

Legacy Legal Matter
During the nine months ended September 30, 2024, we recorded a pre-tax charge of $106 million associated with a litigation matter related to a legacy contract for the production of telephone directories in Costa Rica by a subsidiary of the Company.

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

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2024	2023	Change
Cash Flows Provided By (Used In)
Operating activities	$26,480	$28,798	$(2,318)
Investing activities	(13,113)	(15,608)	2,495
Financing activities	(11,477)	(11,641)	164
Increase in cash, cash equivalents and restricted cash	$1,890	$1,549	$341

We use the net cash generated from our operations to invest in new businesses and spectrum, fund expansion and modernization of our networks, pay dividends, service and repay external financing and, when appropriate, buy back shares of our outstanding common stock. Our sources of funds, primarily from operations and, to the extent necessary, from external financing arrangements, are sufficient to meet ongoing operating and investing requirements over the next 12 months and beyond.

Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Market Risk" for additional information regarding our foreign currency risk management strategies.

We expect that our capital spending requirements will continue to be financed primarily through internally generated funds. Debt or equity financing may be needed to fund additional investments or development activities, including, for example, to complete our acquisition of Frontier, or to maintain an appropriate capital structure to ensure our financial flexibility. Our external financing arrangements include credit facilities and other bank lines of credit, an active commercial paper program, vendor financing arrangements, issuances of registered debt or equity securities, U.S. retail medium-term notes and other securities that are privately-placed or offered overseas. In addition, we monetize certain receivables through asset-backed debt transactions.

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $2.3 billion during the nine months ended September 30, 2024 compared to the similar period in 2023 primarily due to higher cash income taxes paid, higher interest expense due to decreases in capitalized interest costs and higher average interest rates, and changes in working capital primarily related to timing. As a result of the prior year discretionary contribution to one of our qualified pension plans and the additional $365 million contribution made in 2024, we expect that there will be no required pension funding through the end of 2024, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the nine months ended September 30, 2024 and 2023 were $12.0 billion and $14.2 billion, respectively. Capital expenditures decreased approximately $2.1 billion during the nine months ended September 30, 2024 compared to the similar period in 2023 primarily due to the completion of our accelerated $10 billion capital program related to our C-Band deployment in the first half of 2023.

Acquisitions of Wireless Licenses
During the nine months ended September 30, 2024 and 2023, we made payments of $269 million and $578 million, respectively, for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

During the nine months ended September 30, 2024 and 2023, we recorded capitalized interest related to wireless licenses of $485 million and $1.2 billion, respectively.

Collateral Receipts (Payments) Related to Derivative Contracts, Net
During the nine months ended September 30, 2024, we made collateral payments of $332 million related to derivative contracts, net of receipts. During the nine months ended September 30, 2023, we received a return of collateral posted of $162 million related to derivative contracts, net of payments. See Note 7 to the condensed consolidated financial statements for additional information.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2024, net cash used in financing activities was $11.5 billion. During the nine months ended September 30, 2023, net cash used in financing activities was $11.6 billion.

During the nine months ended September 30, 2024, our net cash used in financing activities was primarily driven by cash dividends paid of $8.4 billion, repayments and repurchases of long-term borrowings and finance lease obligations of $6.6 billion and repayments of asset-backed long-term borrowings of $6.2 billion. These payments were partially offset by proceeds from asset-backed long-term borrowings of $8.2 billion and proceeds from long-term borrowings of $3.1 billion.

At September 30, 2024, our total debt of $150.6 billion included unsecured debt of $126.4 billion and secured debt of $24.3 billion. At December 31, 2023, our total debt of $150.7 billion included unsecured debt of $128.5 billion and secured debt of $22.2 billion. During the nine months ended September 30, 2024 and 2023, our effective interest rate was 5.1% and 4.8%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At September 30, 2024
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,962	$—
Various export credit facilities(2)	2024 - 2031	11,000	—	5,706
Total		$23,000	$11,962	$5,706
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of September 30, 2024, there have been no drawings against the revolving credit facility since its inception.
(2) During the nine months ended September 30, 2024, there were no drawings from these facilities. During the nine months ended September 30, 2023, we drew down $1.0 billion from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In March 2024, we amended our $9.5 billion revolving credit facility to increase the capacity to $12.0 billion and extended its maturity to 2028.

Other, Net
Other, net financing activities during the nine months ended September 30, 2024 includes $413 million in payments related to vendor financing arrangements, $309 million in equity distribution payments made for controlled entities, $266 million in cash consideration payments to acquire additional interest in certain controlled entities, $243 million in payments for settlement of cross currency swaps and $234 million in payments made under the sublease arrangement for our cell towers.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $8.4 billion and $8.2 billion in cash dividends during the nine months ended September 30, 2024 and 2023, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at September 30, 2024 totaled $5.0 billion, a $2.9 billion increase compared to December 31, 2023, primarily as a result of the factors discussed above.

Restricted cash totaled $400 million and $1.4 billion as of September 30, 2024 and December 31, 2023, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts. The decrease of $1.0 billion in restricted cash was primarily due to a change in the timing on when cash collections on certain receivables collateralizing our asset-backed debt securities are required to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2024	2023	Change
Net cash provided by operating activities	$26,480	$28,798	$(2,318)
Less Capital expenditures (including capitalized software)	12,019	14,164	(2,145)
Free cash flow	$14,461	$14,634	$(173)

The decrease in free cash flow during the nine months ended September 30, 2024 compared to the similar period in 2023 is a reflection of the decrease in operating cash flows, partially offset by the decrease in capital expenditures, both of which are discussed above.

Other Future Obligations
As of September 30, 2024, Verizon had 28 renewable energy purchase agreements with third parties for a total of approximately 3.6 gigawatts of anticipated renewable energy capacity across multiple states. See Note 12 to the condensed consolidated financial statements for additional information.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2024, we did not hold any collateral. At September 30, 2024, we posted $1.7 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2023, we did not hold any collateral. At December 31, 2023, we posted $1.4 billion of collateral related to derivative contracts under collateral exchange arrangements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2024, approximately 77% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $354 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2024, the fair value of the liability of these contracts was $4.1 billion. At December 31, 2023, the fair value of the liability of these contracts was $4.5 billion. At September 30, 2024 and December 31, 2023, the total notional amount of the interest rate swaps was $24.8 billion and $26.1 billion, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At September 30, 2024, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $776 million and $762 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the fair value of the liability of these contracts was $1.8 billion and $2.1 billion, respectively. At September 30, 2024 and December 31, 2023, the total notional amount of the cross currency swaps was $32.1 billion and $33.5 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We enter into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both September 30, 2024 and December 31, 2023, the fair value of the asset and liability of these contracts was insignificant. At September 30, 2024 and December 31, 2023, the total notional amount of the foreign exchange forwards was $620 million and $1.1 billion, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.5 billion. During the nine months ended September 30, 2024 and September 30, 2023, we made payments of $269 million and $578 million, respectively, for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

During the nine months ended September 30, 2024 and September 30, 2023, Verizon made payments of $52 million and $182 million, respectively, related to the contingent consideration, which are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. See Note 3 and Note 7 to the condensed consolidated financial statements for additional information.

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier, a U.S. provider of broadband internet and other communication services. The transaction is structured as a merger of the Company's subsidiary with and into Frontier, as a result of which Frontier will become a wholly owned subsidiary of the Company and shares of Frontier common stock outstanding immediately prior to the effective time of merger (subject to certain limited exceptions) will be cancelled and converted into the right to receive a per share merger consideration of $38.50, in cash. Consummation of the transaction is subject to approval by Frontier shareholders, receipt of certain regulatory approvals and other customary closing conditions. Under certain circumstances, if the Merger Agreement is terminated, Frontier may be required to pay Verizon a termination fee of $320 million. Under certain other specified circumstances, Verizon may be required to pay Frontier a termination fee of $590 million.

Other Factors That May Affect Future Results
Regulatory Trends
In April 2024, the FCC issued a final decision to regulate broadband services as common carrier services under Title II of the Communications Act of 1934, as amended, consistent with the proposal described in our Annual Report on Form 10-K for the year ended December 31, 2023. Industry groups have appealed this decision in federal court and the court has stayed the rules from going into effect pending its final decision. Except as disclosed herein, there have been no material changes to regulatory trends as previously disclosed in Part I, Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

•disruption of our key suppliers' or vendors' provisioning of products or services, including as a result of geopolitical factors or the potential impacts of global climate change;

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

•changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and

•risks associated with mergers, acquisitions and other strategic transactions, including our ability to consummate the proposed acquisition of Frontier and obtain cost savings, synergies and other anticipated benefits within the expected time period or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information relating to market risk is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk."

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2024.

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

There were no changes in the Company's internal control over financial reporting during the third quarter 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended September 30, 2024. At September 30, 2024, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of September 4, 2024, by and among Verizon Communications Inc., Frontier Communications Parent, Inc. and France Merger Sub Inc. (filed as Exhibit 2.1 to Form 8-K filed on September 5, 2024 and incorporated herein by reference).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

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

VERIZON COMMUNICATIONS INC.

Date: October 25, 2024	By	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)