Form 10-K
period 2024-12-31
VERIZON COMMUNICATIONS INC
filed 2025-02-12
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
At June 30, 2024, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $173.6 billion.
At January 31, 2025, 4,209,703,958 shares of the registrant’s common stock were outstanding, after deducting 81,729,688 shares held in treasury.

Documents Incorporated By Reference:
Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's 2025 Annual Meeting of Shareholders (Part III).

PART I

Item 1. Business

General
Verizon Communications Inc. (the Company) is a holding company that, acting through its subsidiaries (together with the Company, collectively, Verizon), is one of the world’s leading providers of communications, technology, information and streaming products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

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

In 2024, the Consumer segment’s revenues were $102.9 billion, representing approximately 76% of Verizon’s consolidated revenues. As of December 31, 2024, Consumer had approximately 115 million wireless retail connections (including FWA), of which 83% are postpaid connections. In addition, at December 31, 2024, Consumer had approximately 10 million total broadband connections (which includes Fios internet, FWA and Digital Subscriber Line (DSL) connections), and approximately 3 million Fios video connections.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and advanced communication services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

In 2024, the Business segment's revenues were $29.5 billion, representing approximately 22% of Verizon’s consolidated revenues. As of December 31, 2024, Business had approximately 31 million wireless retail postpaid connections (including FWA) and approximately 2 million total broadband connections (which includes Fios internet, FWA and DSL connections).

Additional discussion of our reportable segments is included in Item 7 under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview" and "— Segment Results of Operations" and in Note 13 to the consolidated financial statements included in this Annual Report.

Service and Product Offerings
Wireless Services and Equipment
We provide a wide variety of wireless services to Consumer and Business customers on different service plan options.

Our Consumer Group offers customizable, personalized phone plans for retail customers, allowing them to design the plan that fits their needs, including access to their preferred content and services (which we call “perks”). We also offer plans for customers who want access to Verizon’s network at a lower price point, as well as discounts and special rate plans for qualifying customers.

Customers can obtain our wireless services on a postpaid or prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers that are directly served and managed by Verizon and use Verizon branded services. A single account may include monthly wireless services for a variety of connected devices. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. As of December 31, 2024, we had 95 million postpaid connections and 20 million prepaid connections, representing approximately 83% and 17% of our Consumer wireless retail connections, respectively.

Our Business customers can choose from a variety of plans with different features to meet their specific needs.

We also provide FWA broadband through our 5G or 4G LTE wireless networks to our Consumer and Business customers. FWA enables fixed broadband access using radio frequencies instead of cables and can be used to connect homes and businesses to the internet. As of December 31, 2024, we had nearly 4.6 million FWA broadband connections.

Consumer and Business offer several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches. Oftentimes, we offer promotional trade in offers to incentivize new customers or existing customer upgrades. Consumer wireless customers can acquire wireless equipment from us using device payment plans, which permit the customer to pay for the device in installments over time. Customers that activate service on devices purchased under the device payment program generally pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. While we no longer offer Consumer customers fixed-term subsidized service plans for devices, we continue to offer subsidized plans to our Business customers. We also continue to service existing plans for customers who have not yet purchased and activated devices under the Verizon device payment program.

Verizon Consumer Group
In addition to wireless services and equipment for retail customers, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis. Consumer also provides non-connectivity services including device protection, content offerings, cloud storage, and other products.

Residential fixed services – We provide residential fixed connectivity solutions to customers over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios. We also provide FWA broadband through both 5G and 4G LTE home internet offerings, which are available in most states across the U.S.

We offer residential fixed services tailored to the needs of our customers with a variety of perk options and the flexibility to change them. Depending on customer needs at a particular time, our services may include features related to, among other things: internet access at different speed tiers using fiber-optic, copper or wireless technology; video services that may feature a variety of content and streaming options, video on demand products, cloud-based services and digital video recording capabilities; over-the-top (OTT) video services; voice services; and other home solutions.

Network access services – We sell network access to mobile virtual network operators (MVNOs) on a wholesale basis, who in turn resell wireless service under their own brand(s) to consumers.

Verizon Business Group
In addition to the wireless services and equipment discussed above, our Business segment provides a variety of wireless and wireline services and products, which are organized by the primary customer groups for these offerings: Enterprise and Public Sector, Business Markets and Other, and Wholesale.

Enterprise and Public Sector
Enterprise and Public Sector offers wireless products and services as well as wireline connectivity such as broadband and managed services to our large business and public sector customers. Large businesses are identified based on their size and volume of business with Verizon. Public sector customers include U.S. federal, state and local governments and educational institutions. Our offerings to this customer group include plans with features and pricing designed to address their specific needs. In 2024, Enterprise and Public Sector revenues were $14.2 billion, representing approximately 48% of Business’s total revenues.

Enterprise and Public Sector offers a broad portfolio of connectivity, security and professional services designed to enable our customers to optimize their business operations, mitigate business risks and capitalize on data. These services include the following:

•Network services – We offer a portfolio of network connectivity products to help our customers connect with their employees, partners, vendors and customers. These products include internet access services, private networking services, private cloud connectivity services and virtual and software defined networking services.

•Advanced communications services – We offer a suite of services to our customers to help them communicate with their employees, partners, vendors, constituents and customers. These products include Internet Protocol (IP)-based voice and video services, unified communications and collaboration tools and customer contact center solutions.

•Core services – We provide a portfolio of domestic and global voice and data solutions utilizing traditional telecommunications technology, including voice calling, messaging services, conferencing, contact center solutions and private line and data access networks. Core services also include the provision of customer premises equipment, and installation, maintenance and site services.

•Security services – We offer a suite of management and data security services that help our customers protect, detect and respond to security threats to their networks, data, applications and infrastructure.

•IoT services – We provide the network access required to deliver various IoT products and services. We work with companies that purchase network access from us to connect their devices, bundled together with their own solutions, which they sell to end users.

Business Markets and Other
Business Markets and Other offers wireless services (including FWA broadband), wireless equipment, advanced communication services, tailored voice and networking products, Fios services, advanced voice solutions and security services to businesses that ordinarily do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support mobile resource management. In 2024, Business Markets and Other revenues were $13.1 billion, representing approximately 44% of Business’s total revenues.

Business Markets and Other also provides fixed connectivity solutions comparable to the residential fixed services provided by Consumer, as well as business services and connectivity similar to the products and services offered to Global Enterprise customers, in each case with features and pricing designed to address the needs of small and medium businesses.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers. In 2024, Wholesale revenues were $2.2 billion, representing approximately 8% of Business’s total revenues. A portion of Wholesale revenues are generated by a few large telecommunications companies, most of which compete directly with us. Wholesale's services include:

•Data services – We offer a portfolio of data services to enhance our Wholesale customers’ networks and provide connections to their end users and subscribers.

•Voice services – We provide switched access services that allow carriers to complete their end-user calls that originate or terminate within our territory. In addition, we provide originating and terminating voice services throughout the U.S. and globally utilizing our time-division multiplexing and Voice over Internet Protocol (VoIP) networks.

•Local services – We offer an array of local dial tone and broadband services to competitive local exchange carriers, some of which are offered to comply with telecommunications regulations. In addition, we offer services such as colocation, resale and unbundled network elements in compliance with applicable regulations.

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

Global Networks and Technology
Our Networks
We design, build and operate networks to provide connectivity and related services meeting the needs of our diverse customers: consumers, businesses, government organizations and educational institutions.

•Technologies – Our networks leverage advanced technologies, including 5G wireless, fiber-based transport, cloud infrastructures, private networks and IP routing solutions.

•Scale and geography – We operate a national network covering over 146 million wireless retail connections as of December 31, 2024. In addition to our significant U.S. infrastructure, we have a presence globally and relationships with many operators and partners allowing us to service multinational network needs.

•Services and capabilities – We provide connectivity, access to the internet, voice calling, text messaging and both linear and streaming video capabilities. Beyond these basic services, our network solutions include advanced services and capabilities such as E911, first responder solutions and private networking solutions.

•Reliability – We strive to design and deploy reliable networks. We test our networks for reliability and use various methods and procedures to maintain network availability, capability and capacity. To mitigate the impact of power disruptions on our operations, we have battery backup at every switch and every macro cell. We also utilize backup generators at a majority of our macro cells and at every switch location. In addition, we have a fleet of portable backup generators that can be deployed if needed.

Network Evolution
We consider the reliability, speed, capacity, coverage and security of our wireless network to be key factors in our continued success. We are evolving and transforming our networks to ensure our customers receive access to the best network possible. Areas of evolution and transformation include:

•5G Wireless – Verizon has driven the conversion from 4G to 5G through a sequence of network changes involving the radio access network, the core network infrastructure and change to the devices connecting to the network. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. 5G technology enables higher throughput and lower latency than 4G LTE technology and allows our networks to handle more traffic as the number of internet-connected devices and customer usage needs grow. Our evolution to 5G with its new architecture allows us to simplify operations by eliminating legacy network elements.

•Coverage and densification – We continue to improve 5G wireless service coverage by leveraging our breadth of wireless spectrum, including millimeter wave and C-Band spectrum, which we are continuing to deploy across the continental U.S. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems. Network densification enables us to increase coverage, improve quality of service and add capacity to accommodate an increasing number of users. It also supports our growing FWA business and growing bandwidth needs for uses such as streaming and video content creation.

•Virtualization – We are leveraging the benefits of cloud computing and storage as we evolve our network infrastructure. Our private cloud infrastructure allows us to use shared compute, storage and networking resources rather than building unique physical instances for our network infrastructure.

•Fiber transport and IP networking – We own and operate one of the largest global fiber-optic networks in the world, providing connectivity to Business customers in more than 180 countries. Our global IP network includes long-haul, metro and submarine assets that enable and support international operations. In response to growing bandwidth demand, we have upgraded and increased our long-haul core fiber-based transport capacity as well as our IP network capacity and efficiency. We continue to build local fiber networks by adding fiber connectivity to premises, venues, cell tower locations and data centers.

•Energy efficiency – We strive to improve the energy efficiency of our networks, facilities and fleet. We are balancing increased energy needs from ongoing expansion and densification of our networks with initiatives to effectively manage energy consumption, including using more energy-efficient equipment, discontinuing or migrating legacy services and pursuing opportunities to use renewable energy sources.

Fios
Residential broadband service has seen significant growth in bandwidth demand over the past several years, and we believe that demand will continue to grow. We expect that the continued emergence of new video services, new data applications and the proliferation of IP devices in the home will continue to drive new network requirements for increased data speeds and throughput. We believe that the Passive Optical Network (PON) technology underpinning Fios positions us well to meet these demands in a cost-effective and efficient manner. We also continue to evolve the in-home broadband router element to bring new capability and improved performance, such as improved Wi-Fi, to our retail customers.

While deployed initially as a consumer broadband network, our Fios infrastructure is also experiencing more widespread application in the Business segment, especially as businesses increasingly migrate to ethernet-based access services.

In September 2024, we entered into an agreement to acquire Frontier Communications Parent, Inc. (Frontier), a U.S. provider of broadband internet and other communication services. Upon closing, this transaction is expected to enhance our fiber broadband footprint and provide opportunities for future Fios growth.

Spectrum
The spectrum licenses we hold can be used for mobile and fixed wireless voice, video and data communications services. We are licensed by the Federal Communications Commission (FCC) to provide these wireless services on the following low and mid-band spectrum in areas that collectively cover nearly all of the population of the U.S.: (i) the 700 MHz Upper C block, (ii) Cellular spectrum (850 MHz), (iii) Personal Communication Services (PCS) spectrum (1900 MHz), (iv) AWS 1 and AWS 3 bands (1700 MHz uplink and 2100 MHz downlink), and (v) the 3.7 GHz band (C-Band). We also hold spectrum licenses in the 28, Upper 37 and 39 GHz bands, known as millimeter wave spectrum, and utilize both Priority Access Licenses (PALs) and General Authorized Access (GAA) in the 3.5 GHz band (Citizens Broadband Radio Service).

We anticipate that demand for spectrum will continue to increase over time, driven by growth in customer connections and the increased usage of wireless broadband services that use more bandwidth and require faster rates of speed, as well as the wider deployment of 5G mobile and fixed services. We expect to meet the demand for 5G and 4G spectrum needs with our existing spectrum assets. If demand continues to increase or if new spectrum is required for a future generation of technology, we can meet that demand by acquiring licenses or leasing spectrum from other licensees, or by acquiring new spectrum licenses from the FCC, if and when future FCC spectrum auctions occur.

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

Information regarding spectrum license transactions, including our pending acquisition of select spectrum licenses of United States Cellular Corporation and certain of its subsidiaries, is presented in Note 3 to the consolidated financial statements included in this Annual Report.

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

Competitive factors within the telecommunications industry include, among others, network reliability, speed, capacity and coverage; pricing and promotional strategies; the quality of customer service; marketing, sales and distribution capabilities; development of new and enhanced products and services; the ability to anticipate and respond to various factors and trends affecting our industry; the availability of capital resources; and regulatory changes.

Competition remains intense as a result of various factors, including aggressive pricing, increased levels of promotions and service plan discounts, and offerings that include additional bundled premium content or other perks, in some cases specifically targeting Verizon customers. Competition may increase as smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized wireless service providers and as MVNOs resell wireless communication services. In addition, aggressive network deployment as well as increasing government incentives related to it may enhance the ability of certain of our competitors to compete with us.

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

We also face competition from other communications and technology companies seeking to increase their brand recognition and capture market share with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft Corporation, Alphabet Inc., Apple Inc., Meta Platforms, Inc. and others are offering alternative means for messaging and making wireless voice calls that, in certain cases, can be used in lieu of the wireless providers' voice service, as well as alternative means of accessing video content. In addition, we are seeing increasing competition in the provisioning of internet access by low Earth orbit satellite companies as well in the area of fixed wireless offerings that provide an alternative to traditional landline internet service providers.

With respect to Fios and our other broadband services, we compete against cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, low Earth orbit satellite companies, internet service providers, OTT providers and other companies that offer network services and managed enterprise solutions. We also face increasing competition from other internet portal providers. We expect the market will continue to shift from traditional linear video to OTT offerings. We also expect customer migration from traditional voice services to wireless services to continue.

Companies with a global presence are increasingly competing with us in our Business segment. A relatively small number of telecommunications and integrated service providers with global operations serve customers in the global enterprise market and, to a lesser extent, the global wholesale market. We compete with these providers for large contracts to provide integrated solutions to global enterprises and government customers. Many of these companies have strong market presence, brand recognition and existing customer relationships, all of which contribute to intense competition.

In the Enterprise and Public Sector markets, competition levels remain high, primarily as a result of increased industry focus on technology convergence. We compete in this area with system integrators, carriers, and hardware and software providers. In addition, some of the largest information technology services companies are making strategic acquisitions, divesting non-strategic assets and forging new alliances to improve their cost structure. Many new alliances and acquisitions have focused on developing fields, such as cloud computing, software defined networking, communication applications and other computing tasks via networks, rather than by the use of in-house machines.

In the Business Markets and Other category, customer purchasing behaviors and preferences continue to evolve. Solution speed and simplicity are becoming key differentiators for customers who are seeking full life-cycle offers that simplify the process of starting, running and growing their businesses. Mobile network operators and other carriers are aggressively targeting this customer group with a variety of bundles and discounts as it is among the largest and fastest growing categories in the Business segment.

Our Wholesale business competes with traditional carriers for metro/mid/long-haul fiber, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and specialty firms are competitors for this business opportunity.

Regulatory Trends
Regulatory Landscape
Verizon operates in a regulated and highly competitive market, as described above. Some of our competitors are subject to fewer regulatory constraints than Verizon. For many services offered by Verizon, the FCC is our primary regulator. The FCC has jurisdiction over interstate telecommunications services and other matters under the Communications Act of 1934, as amended (Communications Act). Other Verizon services are subject to various state and local regulations.

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

Broadband
Verizon offers many different broadband services. In early January 2025, based on litigation filed by the broadband industry, a federal appeals court overturned the FCC's April 2024 final decision to regulate broadband services via utility-style common carriage regulation under Title II of the Communications Act. Absent further action in the courts, this decision will remain in effect and limit the risk of burdensome FCC broadband regulation. In addition to federal activity, several states have adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our broadband services, including a law in New York that requires discounted broadband pricing for low income customers. Some states may also impose pricing or other rules related to broadband built with the assistance of federal or state funding. The FCC also adopted broad rules related to "digital discrimination" that could further increase regulatory oversight of broadband services; industry groups have appealed those rules in court. Our broadband commitment can be found on our website at https://www.verizon.com/about/our-company/verizon-broadband-commitment.

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

Privacy, Data Protection, and Artificial Intelligence
We are subject to local, state, federal, and international laws and regulations relating to privacy and data protection that impact all parts of our business, including wireline, wireless, broadband and the development and roll out of new products. At the federal level, our business is governed by the FCC or the Federal Trade Commission (FTC), depending on the product or service. The California Consumer Privacy Act, Europe's General Data Protection Regulation and a number of other privacy laws more recently adopted by other states and countries include significant penalties for non-compliance. Generally, attention to privacy and data security requirements is increasing at all levels of government globally, and privacy-related legislation has been introduced or is under consideration in many locations. These regulations could have a significant impact on our businesses. Policymakers at the local, state, federal and international levels are also considering imposing laws and regulations on the use of artificial intelligence (AI). This is a nascent area of regulatory focus; therefore, it is unclear how such regulation could impact our business.

Public Safety and Cybersecurity
The FCC plays a role in addressing public safety concerns by regulating emergency communications services and mandating widespread availability of both media (broadcast/cable) and wireless emergency alerting services. In addition, federal and state agencies have mandated and may impose additional regulations to ensure continuity of service during disasters. For example, the FCC adopted rules requiring wireless providers to support roaming on each other’s networks during disasters, and the California Public Utilities Commission has imposed regulations relating to back-up power for communications facilities. In response to prior cyberattacks and increasing risks from cybersecurity threats, the FCC and other regulators are attempting to increase regulation of the cybersecurity practices of providers. The FCC is also addressing the use by American companies of equipment produced by certain companies deemed to cause potential national security risks. Verizon does not currently use equipment in its networks from vendors under such restrictions.

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

Human Capital Resources
With approximately 99,600 employees on a full-time equivalent basis as of December 31, 2024, 88% of whom are based in the U.S., we know that our people are one of our most valuable investments. In order to realize our core business strategy, we have developed human capital programs and practices that support, develop and care for our employees throughout their careers with Verizon. Our strategy to build a workforce with talent, skills and motivation to give the company a competitive edge now and into the future rests on three pillars:

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

Verizon strives to be an employer of choice by offering our employees competitive compensation and benefits packages. We seek to recruit and retain employees with diverse backgrounds, experiences and perspectives to best meet the needs of the diverse customers and communities we serve. We provide extensive on-the-job training opportunities, tuition reimbursement programs and career development support to enable our employees to maximize their potential and thrive professionally. As of December 31, 2024, Verizon's global workforce was approximately 68.6% male, 31.1% female and 0.3% unknown or undeclared, and the race/ethnicity of our U.S. workforce was 52.5% White, 18.4% Black, 14.0% Hispanic, 8.8% Asian, 0.4% American Indian / Alaskan Native, 0.3% Native Hawaiian / Pacific Islander, 2.6% two or more races, and 3.0% unknown or undeclared. Women represented 36.2% of U.S. senior leadership (vice president level and above). People of color represented 34.0% of U.S. senior leadership.

Verizon respects our employees' rights to freedom of association and collective bargaining in compliance with applicable laws, including the right to join or not join labor unions. We have a long history of working with the Communications Workers of America and the International Brotherhood of Electrical Workers — the two unions that in total represent approximately 25% of our employees as of December 31, 2024. The current collective bargaining agreements covering our union-represented employees who serve customers in our Mid-Atlantic and Northeast service areas extend through August 1, 2026. Other collective bargaining agreements covering smaller groups of employees extend through various dates between 2025 and 2028. In addition, where applicable outside of the U.S., we engage with employee representative bodies such as works council. Verizon meets with U.S. national and local union leaders, as well as works council leaders outside the U.S., to talk about key business topics, including safety, customer service, plans to improve operational processes, our business performance and the impacts that changing technology and competition are having on our customers, employees and business strategy.

For a discussion of Verizon's Board oversight of risks related to our human capital resources, see the section entitled "Governance — Our governance framework — Oversight of business risks" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders.

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

•failure to take advantage of, or respond to competitors' use of, developments in technology, including artificial intelligence, and address changes in consumer demand;

•performance issues or delays in the deployment of our 5G network resulting in significant costs or a reduction in the anticipated benefits of the enhancement to our networks;

•the inability to implement our business strategy;

•adverse conditions in the U.S. and international economies, including inflation and changing interest rates in the markets in which we operate;

•cyberattacks impacting our networks or systems and any resulting financial or reputational impact;

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

•damage to our reputation or brands;

•the impact of public health crises on our business, operations, employees and customers;

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

•changes in tax laws or regulations, or in their interpretation, or challenges to our tax positions, resulting in additional tax expense or liabilities;

•changes in accounting assumptions that regulatory agencies, including the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and

•risks associated with mergers, acquisitions, divestitures and other strategic transactions, including our ability to consummate the proposed acquisition of Frontier and obtain cost savings, synergies and other anticipated benefits within the expected time period or at all.

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

Economic and Strategic Risks
We face significant competition that may negatively affect our operating results.
We face significant competition in our industries. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, internet and other communication services and brought new competitors to our markets, including other telecommunications companies, cable companies, wireless service providers, satellite providers, technology companies and application and device providers. While these changes have enabled us to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. If we are unable to successfully differentiate our services and products from our competitors, it could adversely affect our competitive position and market share.

Our competitors commonly offer aggressive pricing, promotions, premium content options and other incentives – in some cases specifically targeting our customers and putting pressure on our pricing and margins. In addition, we expect the wireless industry’s customer growth rate to moderate over time in comparison to historical growth rates, leading to increased competition for customers. Our ability to compete effectively will depend on, among other things, our network reliability, speed, capacity and coverage, the pricing of our products and services, our and our competitors' promotional strategies, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels, our ability to market our products and services effectively and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industries, including regulatory changes, new technologies and business models, such as the increasing use of AI and machine learning technologies, changes in consumer preferences and demand for existing services, demographic trends and evolving geopolitical and economic conditions, including inflation. If we are not able to respond successfully to these competitive challenges, our results of operations and financial condition could be adversely impacted. In addition, a sustained decline in a reporting unit's revenues and earnings has resulted in the past, and may again result in the future, in a significant negative impact on its fair value requiring us to record an impairment charge, which could have an adverse impact on our results of operations.

If we are not able to take advantage of developments in technology and address changing consumer demand on a timely basis, or if the ongoing deployment of our 5G network is delayed or hindered for any reason, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.
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

The deployment of our 5G network is subject to a variety of risks, including those related to equipment availability, unexpected costs, and regulatory matters that could cause deployment delays or network performance issues. In addition, certain advanced use cases for 5G technologies and related ecosystems are still in the early phases of adoption and their ultimate adoption or success is uncertain. These issues could result in significant costs, put us at a competitive disadvantage, or reduce the anticipated benefits of the enhancements to our networks.

As we introduce new offerings and technologies, we expect to phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

Finally, we are using AI in our network deployment and maintenance as well as our customer and employee support services. There are technological, regulatory, ethical and other risks involved in deploying and using AI, particularly generative AI models. There can be no assurance that the usage of AI will meaningfully enhance our products or services or be beneficial to our business, including our efficiency or profitability. Our investments in AI and related technologies may not result in the benefits we anticipate or enable us to obtain or maintain a competitive advantage.

Adverse conditions in the U.S. and international economies could impact our results of operations and financial condition.
Unfavorable economic conditions, such as a recession or economic slowdown in the U.S. or elsewhere, or inflation in the markets in which we operate, could negatively affect the affordability of and demand for some of our products and services and our cost of doing business. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services, dropping down in price plans or obtaining lower-cost products and services offered by other companies. Similarly, under these conditions, business customers may delay purchasing decisions, or full implementation of our service offerings, reduce their use of our services or choose lower-cost offerings from our competitors. In addition, adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to pay for services. Unfavorable economic conditions could also amplify other risks discussed in this report, including, but not limited to, those related to our competitive position and margins. Furthermore, our initiatives designed to reduce costs and improve operating efficiencies may be ineffective or insufficient.

Over the last several years, as a result of the inflationary environment in the U.S., we experienced increases in our direct costs, including electricity and other energy-related costs for our network operations, and transportation and labor costs, as well as increased interest expense related to changing interest rates. In 2022, these factors, along with impacts of the intense competition in our industries, resulted in lower earnings per share and caused us to lower our growth expectations and related financial guidance for that year. Similarly, unfavorable economic conditions in the future could have a material adverse effect on our results of operations and financial condition.

Operational Risks
Cyberattacks impacting our networks or systems could have an adverse effect on our business.
Cyberattacks, including through the use of ransomware and other forms of malware, distributed denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyberattacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. Cyberattacks may be perpetrated by a variety of groups or persons, including nation-state and state-sponsored actors, malicious actors, employees, contractors, or other unrelated third parties. Nation-state and state-sponsored actors can sustain malicious activities for extended periods and deploy significant resources to plan and carry out attacks. For example, in September 2024, we became aware that we were one of several telecommunications companies that were the subject of a cyberattack by a highly sophisticated nation-state actor known as Salt Typhoon. In that case, the threat actor was able to access portions of our network as part of what we determined to be a narrowly focused effort to obtain information about a limited number of individuals primarily involved in government or political activity. While we were able to contain the Salt Typhoon attack, we may be unable to contain or mitigate the impacts of a significant cyberattack in the future.

Cyberattacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical, financial and marketing information. Such attacks may also result in disruptions to our customers’ operations or our own business operations, including our ability to operate our networks and systems, activate customers or take payments. Cyberattacks may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. Further, the use of AI and machine learning by threat actors may increase the frequency and severity of cyberattacks against us or other companies. The inability to operate or use our networks and systems or those of our suppliers, vendors and other service providers as a result of cyberattacks, even for a limited period of time, may result in significant expenses to Verizon, a loss of current or future customers and/or a loss of market share to our competitors. The costs associated with a cyberattack on Verizon could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption and the costs of investigations and litigation, including potential damages. Further, certain of Verizon’s businesses, such as those offering security solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyberattack. Our presence in the IoT industry, which includes offerings of telematics products and services, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyberattacks impacting these products or services. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on Verizon’s results of operation or financial condition.

The development and maintenance of systems to prevent and detect cyberattacks is costly and requires ongoing monitoring and updating to address the increasing prevalence and sophistication of cyberattacks. In addition, due to the sophistication of threat actors, an attack may persist for an extended period of time before it is detected, and it may be difficult and time consuming to ascertain the extent of an attack once detected.

While none of the cyberattacks to which we have been subject to date have been material to Verizon's operations or financial condition, there can be no guarantee that we will not experience a material cyberattack in the future. The actions we take to reduce the risks associated with cyberattacks, including protecting our systems and networks, may be insufficient to repel or mitigate the effects of a cyberattack in the future.

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
As of December 31, 2024, approximately 25% of our workforce is represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. While we have labor contracts in place with these unions, with subsequent negotiations we could incur additional costs and/or experience work stoppages, which could adversely affect our business operations. In addition, while a small percentage of the workforce outside of our traditional wireline operations is represented by unions for bargaining, we cannot predict what impact increased union density in this workforce could have on our operations.

Damage to our reputation or brands could adversely affect our business.
We believe that our reputation and brands significantly contribute to the success of our business and our relationships with our customers, employees and other stakeholders.

Our reputation and brands could be negatively affected by a number of factors, including actual or alleged quality or reliability issues related to our services and products; cybersecurity incidents and data breaches; allegations of legal noncompliance; litigation or regulatory activity; incidents involving unethical behavior or misconduct; material weaknesses in our internal controls over financial reporting; safety, human rights, workplace or labor issues; environmental incidents or impacts; allegations related to the safety of our products, services and equipment; governance issues; our sustainability goals and practices; our actual or perceived position or lack of position on social and other sensitive matters; the conduct of our employees, representatives or partners; activists’ campaigns; negative sentiment about us shared over social media or the press; and other issues, incidents, or statements that, whether based on actual or perceived circumstances, result in adverse publicity. In addition, changes to the content standards of social media platforms could impact our marketing and advertising initiatives on such platforms and increase risks related to our brand.

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
We are subject to risks related to public health crises, which have in the past, and may in the future, have an adverse effect on our business, financial condition and operating results. For example, in 2020, the COVID-19 pandemic and resulting policies, initiatives and impacts, along with the related global slowdown in economic activity, resulted in our decreased revenues, increased costs and lower earnings per share. Negative effects of a public health crisis may include, but are not limited to, closure of our retail stores, impacts on customers' use of our networks, products and services and their ability to pay for them, employees' health and safety concerns, limitation of customer-focused field operations, and vendor and supply chain disruptions. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing.

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

•Regulation of broadband internet access services – Verizon offers many different broadband services. In early January 2025, based on litigation filed by the broadband industry, a federal appeals court overturned the FCC's April 2024 final decision to regulate broadband services via utility-style common carriage regulation under Title II of the Communications Act. Absent further action in the courts, this decision will remain in effect and limit the risk of burdensome FCC broadband regulation. In addition to federal activity, several states have adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our broadband services, including a law in New York that requires discounted broadband pricing for low income customers. Some states may also impose pricing or other rules related to broadband built with the assistance of federal or state funding. The FCC also adopted broad rules related to "digital discrimination" that could further increase regulatory oversight of broadband services; industry groups have appealed those rules in court.

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
Tax laws and regulations are complex, dynamic, and subject to change and varying interpretations, especially when evaluated against new technologies and telecommunications services. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, tax liabilities, and the carrying value of deferred tax assets or deferred tax liabilities. Any of these changes could materially impact our financial performance and our tax provision, net income and cash flows.

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
We are subject to a substantial amount of litigation and claims in arbitration, including, but not limited to, shareholder lawsuits, patent and copyright infringement lawsuits, wage and hour class actions, contract and commercial claims, personal injury claims, property claims, environmental claims, and lawsuits relating to our advertising, sales, billing and collection practices. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards of damages or settlements. We also could be subject to court-ordered injunctions and other remedies that could negatively impact our business operations. Our wireless business is also subject to lawsuits relating to alleged adverse health effects of wireless phones and radio frequency transmitters. Any of these allegations or changes in government agencies’ assessment of the risks associated with using wireless devices could result in significant legal and regulatory liability and other remedies, and could have a material adverse effect on our business, financial condition and operating results.

Allegations related to lead sheathed copper cables in our copper network infrastructure could expose us to regulatory scrutiny, litigation, penalties, removal and compliance costs, operational impact or reputational damage.
There have been media reports alleging that certain lead sheathed copper cables that are part of our copper-based network infrastructure may present health or environmental risks in areas where those facilities are deployed. These allegations have resulted in government investigations, regulatory inquiries and litigation, and could further result in legislative or regulatory actions, penalties and other liability, remediation and compliance costs or negative operational impacts. Additional legal proceedings and other contingencies may arise in the future. Our insurance policies may not cover or may not be sufficient to fully cover the costs of these claims. Accordingly, we may incur substantial expenses as a result of these allegations, which cannot be reasonably estimated at this time but could be material.

In addition, negative assertions about the health or environmental impact of our lead sheathed cables may harm our reputation, which could adversely affect our business and our relationship with various stakeholders, even if such allegations ultimately prove to be inaccurate.

Financial Risks
Verizon has significant debt, which could increase further if we incur additional debt in the future and do not retire existing debt.
As of December 31, 2024, Verizon had approximately $117.9 billion of outstanding unsecured indebtedness, $12.0 billion of unused borrowing capacity under our existing revolving credit facility and $26.1 billion of outstanding secured indebtedness. Our debt level and related debt service obligations could have negative consequences, including:

•requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures, dividend payments and acquisitions;

•making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes and limiting our ability to repurchase common stock;

•reducing our flexibility in planning for or reacting to changes in our industries and market conditions;

•making us more vulnerable in the event of a downturn in our business; and

•exposing us to increased interest rate risk to the extent that (i) our debt obligations are subject to variable interest rates or (ii) we need to refinance existing debt that bears interest at a rate lower than current market rates.

Our initiatives aimed at reducing our indebtedness and achieving any target leverage ratio may be unsuccessful due to macroeconomic, business and other factors.

Adverse changes in the financial markets and other factors could increase our borrowing costs and reduce the availability of financing.
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
With approximately 99,600 employees and approximately 179,700 retirees as of December 31, 2024 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

We are subject to risks associated with mergers, acquisitions, divestitures and other strategic transactions.
From time to time, we pursue mergers, acquisitions, joint ventures, assets transfers and other strategic transactions that we believe may expand our business or are consistent with our strategy. We may also occasionally divest assets and businesses. Any such transaction entails certain risks and could present financial, managerial and operational challenges. If we are unable to consummate planned strategic transactions and successfully integrate acquired businesses into our existing operations, or if we are not able to achieve cost savings, synergies and other anticipated benefits of any such transaction, our business could be negatively affected. Divestitures may result in asset impairment and disposition charges, and loss of income from divested assets and businesses, or require continued financial involvement in the divested business for a period following the transaction, including through indemnification arrangements. In addition, strategic transactions may involve significant expenses, require additional financing or expose us to liabilities not discovered in the due diligence process or as a result of transaction-related litigation. These and other risks related to our mergers, acquisitions, divestitures and other strategic transactions, including our pending acquisition of Frontier, may have an adverse effect on our business, financial condition, and operating results.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Program
Verizon’s comprehensive cybersecurity program is designed to identify and protect against cybersecurity risks and to position Verizon to rapidly detect, respond to, and recover from cybersecurity incidents that impact our company. The program is built on the following pillars:

•NIST Cybersecurity Framework - Our program is aligned to the National Institute of Standards and Technology’s (NIST) Cybersecurity Framework, which outlines the core components and responsibilities necessary to sustain a healthy and well-balanced cybersecurity program.

•Risk identification - We continually assess the cybersecurity threat and vulnerability landscape using various commercial, government and publicly available information sources.

•Risk detection - We use both manual and automated detection methods on a scheduled and ad-hoc basis to identify vulnerabilities within, and threats to, our operations and network infrastructure.

•Risk evaluation - Once a cybersecurity vulnerability is detected, we assign a threat severity classification based on the risk profile associated with the vulnerability.

•Remediation - Verizon’s information security team reports all cybersecurity vulnerabilities and their associated threat classification to the appropriate business team for remediation. Deadlines for remediation are set based on the severity of the threat and closely tracked in a central system of record. In the instances when a remediation deadline cannot be met, the information security team and the business team work together to deploy appropriate mitigating or compensating controls until the remediation work is complete.

•Metrics and analysis - We track the performance of our cybersecurity program by collecting, retaining and analyzing a broad range of data related to our threat identification, detection and response activity. We use this data to assess threat trends, for strategic planning purposes and to enhance management accountability for cybersecurity.

Our processes for assessing, identifying, and managing cybersecurity risks include tabletop exercises to test and reinforce our incident response controls, control gap analyses, penetration tests, data recovery testing, internal and external security assessments, and threat intelligence monitoring. We also conduct annual cybersecurity and data privacy training, which is mandatory for all our full- and part-time employees.

In addition to our in-house cybersecurity capabilities, we also engage assessors, consultants and other third parties to assist with various cybersecurity matters. For example, Verizon validates enterprise cybersecurity maturity every two years through a third-party maturity assessment. This assessment measures Verizon’s ability to identify, prevent, detect, respond to, and recover from threats to systems, assets and data. The results of the assessment serve as the baseline for enterprise cybersecurity across the company. In addition to this baseline, certain subsets of our technology environment are subject to incremental cybersecurity certification and periodic third party validation under applicable regulatory or contractual requirements.

Verizon has a comprehensive enterprise cybersecurity incident response plan, which is activated in the event of a cybersecurity incident. The plan is a detailed playbook that specifies how Verizon classifies, responds to, and recovers from cybersecurity incidents and includes notification procedures that vary depending on the significance of the incident. When warranted by the severity of the incident, our Chief Executive Officer (CEO) and other senior executives are part of the notification chain.

Integrated Cybersecurity Risk Management
Verizon’s Senior Vice President and Chief Information Security Officer (CISO) has responsibility for the management of cybersecurity risks at Verizon. The CISO and her team are responsible for Verizon’s information security strategy, policy, standards, architecture and processes.

The CISO brings nearly two decades of cybersecurity experience to her work at Verizon. Prior to joining Verizon, she held executive-level cybersecurity roles at other large public companies, where she was responsible for cybersecurity strategy and operations, including incident response, threat intelligence, security services, architecture, commercial operational technology security, and regulatory and compliance matters.

Verizon effectuates cybersecurity management by providing for close cooperation among the CISO’s team and other teams within the company, as well as by integrating cybersecurity risk into Verizon’s overall enterprise risk management structures and processes. Each of our business units and certain functional groups have a Business Information Security Officer, who is an integral member of that unit or group, but reports to the CISO. This structure provides the CISO with line of sight across the enterprise. The CISO and members of her leadership team also meet regularly with business unit senior leaders, including the CEO, the Chief Financial Officer (CFO) and the Chief Human Resources Officer, to discuss business priorities, emerging threats and trends, and the performance of the cybersecurity program.

The Verizon Executive Security Council (VESC) oversees and evaluates the work of the CISO and their team. The VESC is jointly chaired by the head of Verizon Global Services and the President of Global Networks and Technology and includes Verizon’s Chief Compliance Officer, Chief Legal Officer, Senior Vice President of Internal Audit and senior executives in business and technology functions. The VESC provides oversight of all aspects of Verizon’s cybersecurity program and, at regular intervals throughout the year, evaluates key cybersecurity metrics as well as planned and ongoing initiatives to reduce cybersecurity risks.

Verizon’s Management Audit Committee (VMAC), which includes our CFO, Senior Vice President of Internal Audit and other senior executives, is responsible for overseeing components of our overall risk management strategy. The VMAC receives quarterly updates from the CISO on Verizon’s cybersecurity program.

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

Third Party Risk Management
We have implemented processes to identify and manage risks from cybersecurity threats associated with our use of third-party service providers. The Verizon Third Party Risk Management Program establishes governance, processes and tools for managing various supplier-related risks, including information security. As a condition of working with Verizon, suppliers who access sensitive business or customer information are expected to meet certain information security requirements.

Risks from Cybersecurity Threats
We are subject to increasing and evolving cybersecurity threats as cyberattacks against companies, including Verizon, have increased in frequency, scope and potential harm in recent years. While none of the cyberattacks to which we have been subject to date have been material to Verizon's operations or financial condition, there can be no guarantee that we will not experience a material cyberattack in the future. For more information on the risks from cybersecurity threats that we face, refer to “Risk Factors — Operational Risks — Cyberattacks impacting our networks or systems could have an adverse effect on our business” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. Our total gross investment in property, plant and equipment was approximately $331 billion at December 31, 2024 and $320 billion at December 31, 2023, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in property, plant and equipment consisted of the following:

At December 31,	2024	2023
Network equipment	78.3%	77.6%
Land, buildings and building equipment	12.0%	11.8%
Furniture and other	9.7%	10.6%
	100.0%	100.0%

Network equipment consists primarily of cable (aerial, buried, underground or undersea) and the related support structures of conduit, poles and towers, wireless plant, switching equipment, network software, transmission equipment and related facilities. Land, buildings and building equipment consists of land and land improvements, central office buildings or any other buildings that house network equipment, and buildings that are used for administrative and other purposes. Substantially all the switching centers are located on land and in buildings we own due to their critical role in the networks and high set-up and relocation costs. We also maintain facilities throughout the U.S. comprised of administrative and sales offices, customer care centers, retail sales locations, garage work centers, switching centers, cell sites and data centers. Furniture and other consists of telephone equipment, furniture, data processing equipment, office equipment, motor vehicles, construction in process, and leasehold improvements.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for trading in the common stock of the Company is the New York Stock Exchange under the symbol "VZ."

As of December 31, 2024, there were 397,636 shareholders of record. In addition, a significant number of holders of the Company's common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

During the years ended December 31, 2024 and 2023, Verizon did not repurchase any shares of the Company's common stock under our authorized share buyback program. At December 31, 2024, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Stock Performance Graph

	2019	2020	2021	2022	2023	2024
Verizon	$100.0	$99.9	$92.4	$73.9	$75.9	$85.9
S&P 500	100.0	118.4	152.3	124.7	157.5	196.8
S&P 500 Communication Services	100.0	123.6	150.3	90.3	140.8	197.4
The graph compares the cumulative total returns of Verizon, the S&P 500 Stock Index and the S&P 500 Communication Services Index over a five-year period. It assumes $100 was invested on December 31, 2019 with dividends being reinvested.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, technology, information and streaming products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

To compete effectively in today’s dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the digital world. We are consistently deploying new network architecture and technologies to secure our leadership in both 5G and 4G wireless networks. Our network quality is the hallmark of our brand and the foundation for the connectivity, platforms and solutions upon which we build our competitive advantage. In 2024, we focused on enhancing and driving the monetization of our networks, platforms and solutions, retaining and growing our high-quality customer base and further improving our financial and operating performance.

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

Highlights of Our 2024 Financial Results
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

In addition to wireless services and equipment for retail customers, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis.

The Consumer segment's operating revenues for the year ended December 31, 2024 totaled $102.9 billion, an increase of $1.3 billion, or 1.3%, compared to the year ended December 31, 2023. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and advanced communication services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

The Business segment's operating revenues for the year ended December 31, 2024 totaled $29.5 billion, a decrease of $591 million, or 2.0%, compared to the year ended December 31, 2023. See "Segment Results of Operations" for additional information regarding our Business segment's operating performance and selected operating statistics.

Corporate and Other
Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore are included in the chief operating decision maker's assessment of segment performance. See "Consolidated Results of Operations" for additional information regarding Corporate and other results.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the year ended December 31, 2024, these investments included $17.1 billion for capital expenditures. See "Cash Flows Used in Investing Activities" and "Liquidity and Capital Resources" for additional information.

Global Networks and Technology
We consider the reliability, speed, capacity, coverage and security of our wireless network to be key factors in our continued success. We are evolving and transforming our networks to ensure our customers receive access to the best network possible. Over the past several years, we have been leading the development of 5G wireless technology industry standards and the ecosystems for fixed and mobile 5G wireless services. Our evolution to 5G with its new architecture allows us to simplify operations by eliminating legacy network elements.

While we continue to improve our 5G wireless service coverage, we are also adding capacity and density to our networks. Network densification enables us to increase coverage, improve quality of service and add capacity to accommodate an increasing number of users.

In addition to enhancing our wireless service, our wireless mobility investments provide the foundation for our growing FWA broadband business. We are also continuing to expand our fiber-based networks, as customers increasingly value the ability to obtain wireless and wireline broadband services from the same provider. In September 2024, we entered into an agreement to acquire Frontier as part of our fiber expansion strategy, and we expect to increase the capital expenditures we devote to our fiber networks in 2025.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail. A detailed discussion of our 2022 results and year-over-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Consolidated Operating Revenues

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase/(Decrease)
Consumer	$102,904	$101,626	$1,278	1.3%
Business	29,531	30,122	(591)	(2.0)
Corporate and other	2,609	2,479	130	5.2
Eliminations	(256)	(253)	(3)	1.2
Consolidated Operating Revenues	$134,788	$133,974	$814	0.6

Consolidated operating revenues increased during 2024 compared to 2023 primarily due to revenue increases in our Consumer segment, partially offset by revenue decreases in our Business segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase/(Decrease)
Cost of services	$27,997	$28,100	$(103)	(0.4)%
Cost of wireless equipment	26,100	26,787	(687)	(2.6)
Selling, general and administrative expense	34,113	32,745	1,368	4.2
Depreciation and amortization expense	17,892	17,624	268	1.5
Verizon Business Group goodwill impairment	—	5,841	(5,841)	nm
Consolidated Operating Expenses	$106,102	$111,097	$(4,995)	(4.5)
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

Cost of services decreased during 2024 compared to 2023 primarily as a result of:
•a decrease of $259 million in access costs primarily as a result of decreases in prepaid subscribers, changes in usage and net circuit access prices;
•a decrease of $147 million in personnel costs primarily related to the impact of workforce changes;
•an increase of $167 million related to an asset and business rationalization charge taken in 2024 compared to an asset rationalization charge taken in 2023; and
•an increase of $152 million in digital content costs primarily associated with an increase in subscriptions through MyPlan offerings, partially offset by a decrease in traditional linear content costs due to a decline in Fios video subscribers.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2024 compared to 2023 primarily as a result of:
•a decrease of $2.1 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 10% in upgrades; and
•an increase of $1.4 billion due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during 2024 compared to 2023 primarily as a result of:
•an increase of $1.2 billion due to severance charges in 2024 primarily related to our voluntary separation program compared to 2023;
•an increase of $240 million in personnel costs related to an increase in costs associated with the transition to third-party contracted resources along with the impacts of a prior year compensation plan assumption change that did not reoccur and increased sales commission expense;
•an increase of $124 million in the provision for credit losses resulting from an increase in postpaid phone gross additions and additional bad debt reserves;
•an increase of $124 million in advertising costs related to Value Brand marketing campaigns and the refresh of the Verizon brand in 2024 compared to 2023;
•a decrease of $273 million related to an asset and business rationalization charge taken in 2024 compared to an asset rationalization charge taken in 2023; and
•a decrease of $161 million related to business transformation costs in 2023 that did not reoccur.

See "Special Items" for additional information on the severance charges, the asset and business rationalization charges and the business transformation costs.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2024 compared to 2023, primarily due to the change in the mix of net depreciable and amortizable assets, including the amortization period of certain acquisition-related intangible assets, and the continued deployment of C-Band network assets.

Verizon Business Group Goodwill Impairment
During 2023, we recorded a pre-tax charge of $5.8 billion as a result of the annual goodwill impairment test performed in the fourth quarter. See "Critical Accounting Estimates" for additional information.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase/(Decrease)
Interest income	$336	$354	$(18)	(5.1)%
Other components of net periodic benefit income (cost)	300	(938)	1,238	nm
Net debt extinguishment gains	385	308	77	25.0
Other, net	(26)	(37)	11	(29.7)
Other Income (Expense), Net	$995	$(313)	$1,308	nm
nm - not meaningful

Other income (expense), net reflects certain items not directly related to our core operations, including interest income, debt extinguishment gains and losses, components of net periodic pension and postretirement benefit income and cost and certain foreign exchange gains and losses.

Other income (expense), net increased during 2024 compared to 2023 primarily due to a net pension and postretirement benefits remeasurement gain of $657 million recorded during 2024, compared with a loss of $992 million recorded during 2023. The increase was partially offset by a decrease of $396 million due to lower plan assets on which to earn expected returns in our pension and postretirement plans compared to 2023.

See Note 11 to the consolidated financial statements for more information on the other components of net periodic benefit income (cost).

Interest Expense

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase/(Decrease)
Total interest costs on debt balances	$7,612	$7,342	$270	3.7%
Less capitalized interest costs	963	1,818	(855)	(47.0)
Interest Expense	$6,649	$5,524	$1,125	20.4

Average debt outstanding(1)(3)	$150,361	$151,062
Effective interest rate(2)(3)	5.1%	4.9%
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

Total interest expense increased during 2024 compared to 2023 primarily as a result of a decrease in capitalized interest due to additional C-Band spectrum licenses being placed into service and an increase in interest costs due to a higher average interest rate partially offset by lower average debt balances.

Provision for Income Taxes

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase
Provision for income taxes	$5,030	$4,892	$138	2.8%
Effective income tax rate	21.9%	28.8%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the effective income tax rate was primarily due to the Verizon Business Group goodwill impairment charge of $5.8 billion in 2023 that substantially decreased income before income taxes and was not deductible. The increase in the provision for income taxes was primarily due to the increase in 2024 in income before income taxes.

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

	(dollars in millions)
Years Ended December 31,	2024	2023
Consolidated Net Income	$17,949	$12,095
Add:
Provision for income taxes	5,030	4,892
Interest expense	6,649	5,524
Depreciation and amortization expense(1)	17,892	17,624
Consolidated EBITDA	$47,520	$40,135

Add (Less):
Other (income) expense, net(2)	$(995)	$313
Equity in losses of unconsolidated businesses	53	53
Severance charges	1,733	533
Asset and business rationalization	374	480
Legacy legal matter	106	—
Verizon Business Group goodwill impairment	—	5,841
Legal settlement	—	100
Business transformation costs	—	176
Non-strategic business shutdown	—	158
Consolidated Adjusted EBITDA	$48,791	$47,789
(1) Includes Amortization of acquisition-related intangible assets, which were $817 million and $865 million during the years ended December 31, 2024 and 2023, respectively. The results for the year ended December 31, 2023 also include a portion of the charges associated with the Non-strategic business shutdown. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market credits of $532 million during the year ended December 31, 2024 and charges of $992 million during the year ended December 31, 2023. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during 2024 compared to 2023 were primarily a result of the factors described above in connection with consolidated operating revenues and consolidated operating expenses.

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

FWA broadband connections are the total number of postpaid and prepaid connections to the internet through our 5G or 4G LTE wireless networks as of the end of the period. FWA broadband connections are calculated by adding FWA broadband connections, net additions in the period to prior period FWA broadband connections.

Wireline broadband connections are the total number of connections to the internet using DSL and Fios internet services as of the end of the period. Wireline broadband connections are calculated by adding wireline broadband connections, net additions in the period to prior period wireline broadband connections.

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

FWA broadband connections, net additions are the total number of additional FWA broadband connections, less the number of FWA broadband disconnects in the period. FWA broadband connections, net additions in each period presented are calculated by subtracting the FWA broadband disconnects, net of certain adjustments, from the FWA broadband new connections in the period.

Wireline broadband connections, net additions are the total number of additional wireline broadband connections, less the number of wireline broadband disconnects in the period. Wireline broadband connections, net additions in each period presented are calculated by subtracting the wireline broadband disconnects, net of certain adjustments, from the wireline broadband new connections in the period.

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

Operating Revenues and Selected Operating Statistics

			(dollars in millions, except ARPA)
Years Ended December 31,	2024	2023	Increase/(Decrease)
Service	$76,880	$74,874	$2,006	2.7%
Wireless equipment	19,598	20,645	(1,047)	(5.1)
Other	6,426	6,107	319	5.2
Total Operating Revenues	$102,904	$101,626	$1,278	1.3

Revenue Statistics:
Wireless service revenue	$65,374	$63,358	$2,016	3.2
Fios revenue	$11,647	$11,614	$33	0.3

Connections (‘000):(1)
Wireless retail postpaid	95,118	93,850	1,268	1.4
Wireless retail prepaid	20,138	21,122	(984)	(4.7)
Total wireless retail	115,256	114,972	284	0.2

Fios internet	7,135	6,976	159	2.3
Fios video	2,684	2,951	(267)	(9.0)

FWA broadband	2,714	1,866	848	45.4
Wireline broadband	7,300	7,190	110	1.5
Total broadband	10,014	9,056	958	10.6

Net Additions in Period (‘000):
Wireless retail postpaid	1,345	2,044	(699)	(34.2)
Wireless retail prepaid	(975)	(1,151)	176	15.3
Total wireless retail	370	893	(523)	(58.6)

Wireless retail postpaid phones	341	(132)	473	nm

FWA broadband	846	989	(143)	(14.5)
Wireline broadband	110	174	(64)	(36.8)
Total broadband	956	1,163	(207)	(17.8)

Churn Rate:
Wireless retail	1.62%	1.67%
Wireless retail postpaid	1.06%	1.03%
Wireless retail postpaid phones	0.84%	0.83%

Account Statistics:
Wireless retail postpaid ARPA	$138.25	$132.36	$5.89	4.4
Wireless retail postpaid accounts (‘000)(1)	32,794	32,990	(196)	(0.6)
Wireless retail postpaid connections per account(1)	2.90	2.84	0.06	2.1
(1) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.
nm - not meaningful

Consumer's total operating revenues increased during 2024 compared to 2023 as a result of increases in Service and Other revenues, partially offset by a decrease in Wireless equipment revenue.

Service Revenue
Service revenue increased during 2024 compared to 2023 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during 2024 compared to 2023 primarily as a result of:
•an increase of $1.5 billion in access revenues related to our postpaid plans primarily due to pricing actions, an increase in subscriptions through MyPlan offerings and a 45% increase in our FWA subscriber base. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $638 million related to growth in non-retail service revenue;
•an increase of $318 million in TravelPass revenue due to increased customer international travel; and
•a decrease of $625 million in prepaid revenue primarily due to a decrease in the prepaid subscriber base partially driven by the termination of the Affordable Connectivity Program in the second quarter of 2024.

Wireless Equipment Revenue
Wireless equipment revenue decreased during 2024 compared to 2023 primarily as a result of:
•a decrease of $1.5 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 10% in upgrades; and
•an increase of $474 million due to a shift to higher priced equipment in the mix of wireless devices sold, partially offset by the impact of related promotions.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue increased during 2024 compared to 2023 primarily due to:
•an increase of $193 million driven by regulatory surcharges primarily related to a higher net Federal Universal Service Fund rate, along with an increase in other regulatory surcharges; and
•an increase of $116 million related to device protection offerings primarily due to changes in the products offered and pricing actions.

Operating Expenses

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase/(Decrease)
Cost of services	$18,072	$17,580	$492	2.8%
Cost of wireless equipment	21,259	21,827	(568)	(2.6)
Selling, general and administrative expense	20,537	20,131	406	2.0
Depreciation and amortization expense	13,552	13,077	475	3.6
Total Operating Expenses	$73,420	$72,615	$805	1.1

Cost of Services
Cost of services increased during 2024 compared to 2023 primarily as a result of:
•an increase of $270 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets;
•an increase of $195 million in personnel costs mainly driven by certain other post-employment benefit credits in 2023 that did not reoccur in 2024;
•an increase of $154 million in digital content costs primarily associated with an increase in subscriptions through MyPlan offerings, partially offset by a decrease in traditional linear content costs due to a decline in Fios video subscribers; and
•a decrease of $169 million in access costs primarily as a result of decreases in prepaid subscribers, changes in usage and net circuit access prices.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2024 compared to 2023 primarily as a result of:
•a decrease of $1.7 billion driven by a lower volume of wireless devices sold primarily related to a decrease of 10% in upgrades; and
•an increase of $1.2 billion due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during 2024 compared to 2023 primarily due to:
•an increase of $176 million in the provision for credit losses resulting from an increase in postpaid phone gross additions and additional bad debt reserves; and
•an increase of $105 million in advertising costs related to Value Brand marketing campaigns in 2024 compared to 2023.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2024 compared to 2023 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase
Segment Operating Income	$29,484	$29,011	$473	1.6%
Add Depreciation and amortization expense	13,552	13,077	475	3.6
Segment EBITDA	$43,036	$42,088	$948	2.3

Segment operating income margin	28.7%	28.5%
Segment EBITDA margin	41.8%	41.4%

The changes in the table above during the periods presented were primarily a result of the factors described above in connection with Consumer operating revenues and operating expenses.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and advanced communication services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world. The Business segment is organized in three customer groups: Enterprise and Public Sector, Business Markets and Other, and Wholesale.

Operating Revenues and Selected Operating Statistics

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase/(Decrease)
Enterprise and Public Sector	$14,218	$15,076	$(858)	(5.7)%
Business Markets and Other	13,099	12,715	384	3.0
Wholesale	2,214	2,331	(117)	(5.0)
Total Operating Revenues(1)	$29,531	$30,122	$(591)	(2.0)

Revenue Statistics:
Wireless service revenue	$13,753	$13,372	$381	2.8
Fios revenue	$1,252	$1,235	$17	1.4

Connections (‘000):(2)
Wireless retail postpaid	30,819	29,779	1,040	3.5

Fios internet	401	385	16	4.2
Fios video	54	61	(7)	(11.5)

FWA broadband	1,854	1,201	653	54.4
Wireline broadband	459	460	(1)	(0.2)
Total broadband	2,313	1,661	652	39.3

Net Additions in Period ('000):
Wireless retail postpaid	1,010	1,242	(232)	(18.7)
Wireless retail postpaid phones	546	562	(16)	(2.8)

FWA broadband	622	547	75	13.7
Wireline broadband	(1)	(8)	7	87.5
Total broadband	621	539	82	15.2

Churn Rate:
Wireless retail postpaid	1.47%	1.48%
Wireless retail postpaid phones	1.11%	1.13%
(1)Service and other revenues included in our Business segment were approximately $25.9 billion and $26.4 billion for the years ended December 31, 2024 and 2023, respectively. Wireless equipment revenues included in our Business segment were approximately $3.6 billion and $3.7 billion for the years ended December 31, 2024 and 2023, respectively.
(2) As of end of period
Where applicable, the operating results reflect certain adjustments, including those related to the 3G network shutdowns, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures.

Business's total operating revenues decreased during 2024 compared to 2023 as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

Enterprise and Public Sector
Enterprise and Public Sector offers wireless products and services as well as wireline connectivity such as broadband and managed services to our large business and public sector customers. Large businesses are identified based on their size and volume of business with Verizon. Public sector customers include U.S. federal, state and local governments and educational institutions. Our offerings to this customer group include plans with features and pricing designed to address their specific needs.

Enterprise and Public Sector revenues decreased during 2024 compared to 2023 primarily due to a decrease of $702 million in wireline revenue primarily driven by declines in networking, traditional data and voice communication services along with related professional services. These declines were due to secular market pressure and technology shifts, coupled with lower customer premise equipment sales volumes.

Business Markets and Other
Business Markets and Other offers wireless services (including FWA broadband), wireless equipment, advanced communication services, tailored voice and networking products, Fios services, advanced voice solutions and security services to businesses that ordinarily do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support mobile resource management.

Business Markets and Other revenue increased during 2024 compared to 2023 primarily as a result of:
•an increase of $486 million in Wireless service revenue primarily due to pricing actions and an increase in our FWA subscriber base; and
•a decrease of $89 million in connection with the shutdown of our BlueJeans business offering in 2023 and a decline in traditional voice communication revenues.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during 2024 compared to 2023 primarily due to a decrease of $117 million related to declines in traditional voice communication and network connectivity as a result of technology substitution, as well as a decrease in core data.

Operating Expenses

			(dollars in millions)
Years Ended December 31,	2024	2023	Increase/(Decrease)
Cost of services	$9,742	$10,180	$(438)	(4.3)%
Cost of wireless equipment	4,841	4,959	(118)	(2.4)
Selling, general and administrative expense	8,583	8,429	154	1.8
Depreciation and amortization expense	4,307	4,488	(181)	(4.0)
Total Operating Expenses	$27,473	$28,056	$(583)	(2.1)

Cost of Services
Cost of services decreased during 2024 compared to 2023 primarily due to:
•a decrease of $99 million in rent and lease expense primarily driven by a change in Business's proportionate usage of shared leased assets;
•a decrease of $87 million in access costs primarily related to changes in usage and net circuit access prices;
•a decrease of $82 million in customer premise equipment costs due to lower volumes sold; and
•a decrease of $63 million in personnel costs related to the impact of workforce changes, partially offset by certain other post-employment benefit credits in 2023 that did not reoccur in 2024.

Cost of Wireless Equipment
Cost of wireless equipment decreased during 2024 compared to 2023 primarily as a result of:
•a decrease of $385 million driven by a lower volume of wireless devices sold; and
•an increase of $267 million due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during 2024 compared to 2023 primarily as a result of:
•an increase of $221 million in personnel costs primarily related to an increase in costs associated with the transition to third-party contracted resources along with the impacts of a prior year compensation plan assumption change that did not reoccur; and
•a decrease of $63 million in the provision for credit losses resulting from a reduction in bad debt reserves.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 2024 compared to 2023 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
Years Ended December 31,	2024	2023	Decrease
Segment Operating Income	$2,058	$2,066	$(8)	(0.4)%
Add Depreciation and amortization expense	4,307	4,488	(181)	(4.0)
Segment EBITDA	$6,365	$6,554	$(189)	(2.9)

Segment operating income margin	7.0%	6.9%
Segment EBITDA margin	21.6%	21.8%

The changes in the table above during the periods presented were primarily a result of the factors described above in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	(dollars in millions)
Years Ended December 31,	2024	2023
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$817	$865
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	1,733	533
Other (income) expense, net	(532)	992
Asset and business rationalization
Cost of services	189	22
Selling, general and administrative expense	185	458
Legacy legal matter
Selling, general and administrative expense	106	—
Verizon Business Group goodwill impairment
Verizon Business Group goodwill impairment	—	5,841
Legal settlement
Selling, general and administrative expense	—	100
Business transformation costs
Cost of services	—	15
Selling, general and administrative expense	—	161
Non-strategic business shutdown
Depreciation and amortization expense	—	21
Cost of services	—	45
Selling, general and administrative expense	—	113
Total	$2,498	$9,166
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our consolidated results of operations were as follows:

	(dollars in millions)
Years Ended December 31,	2024	2023
Within Total Operating Expenses	$3,030	$8,174
Within Other (income) expense, net	(532)	992
Total	$2,498	$9,166

Amortization of Acquisition-Related Intangible Assets
During 2024 and 2023, we recorded pre-tax amortization expense of $817 million and $865 million, respectively, related to acquired intangible assets.

Severance, Pension and Benefits Charges (Credits)
During 2024, we recorded pre-tax severance charges of $1.7 billion, related to separations under our voluntary separation program for select U.S.-based management employees as well as other headcount reduction initiatives. The severance charges were recorded in Selling, general and administrative expense in our consolidated statement of income.

During 2024, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded a net pre-tax pension and benefits credit of $532 million in our pension and postretirement benefit plans. The net gain was recorded in Other income (expense), net in our consolidated statement of income and was primarily driven by:
•a credit of $1.3 billion ($635 million for pension plans and $656 million for postretirement benefit plans) due to an increase in our discount rate assumption used to determine the current year liabilities of our plans from a weighted-average of 5.0% for both our pension and post retirement plans at December 31, 2023 to a weighted-average of 5.8% for our pension plans and 5.6% for our postretirement benefit plans at December 31, 2024;
•a charge of $711 million due to the difference between our estimated and actual return on assets; and
•a net charge of $48 million primarily due to other actuarial assumption adjustments.

During 2023, we recorded net pre-tax severance charges of $533 million, primarily related to involuntary separations under our existing plans, in Selling, general and administrative expense in our consolidated statement of income.

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
•a charge of $503 million ($288 million for pension plans and $215 million for postretirement benefit plans) due to a decrease in our discount rate assumption used to determine the current year liabilities of our plans from a weighted-average of 5.2% at December 31, 2022 to a weighted-average of 5.0% at December 31, 2023; and
•a net credit of $45 million primarily due to other actuarial assumption adjustments, which includes the difference between our estimated and our actual return on plan assets.

Due to the presentation of the other components of net periodic benefit cost, we recognize a portion of the pension and benefits charges (credits) in Other income (expense), net in our consolidated statements of income.

See Note 11 to the consolidated financial statements for additional information related to severance, pension and benefits charges (credits).

Asset and Business Rationalization
During 2024, we recorded a pre-tax asset and business rationalization charge of $374 million predominately related to the decision to cease use of certain real estate assets and exit non-strategic portions of certain businesses as part of our continued transformation initiatives.

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

Legacy Legal Matter
During 2024, we recorded a pre-tax charge of $106 million associated with a litigation matter related to a legacy contract for the production of telephone directories in Costa Rica by a subsidiary of the Company.

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

Operating Environment and Trends
The telecommunications industry is highly competitive, and we expect competition to remain intense as traditional and non-traditional participants seek increased market share. We believe that our high-quality networks and customer base in addition to our attractive offerings and value proposition differentiate us from our competitors and give us the ability to plan and manage through changing market conditions. We remain focused on executing on the fundamentals of the business: enhancing our networks, offering innovative services and products, growing and maintaining a high-quality customer base, and delivering strong financial and operating results. We also continue to focus on cost efficiencies in order to have flexibility to adjust to changes in the competitive and economic environments and increase shareholder value.

The U.S. wireless market has achieved a high penetration of smartphones, which reduces the opportunity for new phone connection growth for the industry. We expect the wireless industry's customer growth rate to moderate over time in comparison to historical growth rates, furthering competition for customers. Future revenue growth in the industry is expected to be driven by expanding existing customer relationships, increasing the number of ways customers can connect with wireless networks and services and increasing the penetration of FWA and connected devices including wearables, tablets and IoT devices. Although certain advanced use cases for 5G technologies and related ecosystems are in the early phases of adoption, we believe that they will provide an opportunity for growth in the coming years.

We expect future service revenue growth opportunities to arise from increased access revenue as customer demand for mobile and FWA 5G connectivity continues to expand and customers shift to higher access plans. Additionally, we expect service revenue to benefit from targeted pricing actions and increased connections per account. Future service revenue growth opportunities will be dependent on expanding the penetration of our services, increasing the number of ways that our customers can connect with our networks and services and the development of new 5G use cases and ecosystems.

Pricing plays an increasingly important role in the wireless competitive landscape. As the demand for wireless services continues to grow, wireless service providers are offering a range of service plans and bundled services at competitive prices. In addition, aggressive device promotions have become more common in recent years in an effort to encourage customers to switch carriers, as well as retain existing customers. We compete in this area by offering our customers services and devices, with a variety of content options and other perks, that we believe provide significant value for the price. We and other wireless service providers, as well as equipment manufacturers, offer device payment options, which provide customers with the ability to pay for their device over a period of time, and some providers offer device leasing arrangements.

For further details on competitive environment and trends, refer to "Business — Competition and Related Trends" in Part I, Item 1 and "Risk Factors — Economic and Strategic Risks — We face significant competition that may negatively affect our operating results" in Part I, Item 1A of this Annual Report on Form 10-K.

Connection Trends
In our Consumer segment, we are focused on attracting new customers and maintaining our high-quality retail postpaid customer base by capitalizing on demand for reliable high-speed connectivity and customizable, personalized offerings and solutions. We believe the combination of our wireless network quality and service and product offerings represents an attractive value proposition and provides a compelling customer experience, supporting increased penetration of data services. While our Consumer segment experienced diminished wireless connection growth in recent years, we expect that future connection growth opportunities will be driven by the comparative value we provide to our customers, as well as our FWA broadband service. In our prepaid business, while we expect to continue to operate in a highly competitive environment, we are making improvements to achieve long-term growth.

We expect to continue to grow our Fios internet connections as we seek to expand availability of Fios, increase our penetration rates within our Fios service areas, and experience continued strong demand for higher speed internet connections. Our pending acquisition of Frontier is expected to enhance our fiber broadband footprint and provide opportunities for future growth. At the same time, we expect continued growth of FWA connections to complement strong Fios results as demand for broadband services continues to grow.

In Fios video, the business continues to face ongoing pressure as observed throughout the linear television market. We have experienced continuing access line and DSL losses as customers have switched to alternative technologies such as wireless, VoIP, and cable for voice and data services, and we expect this trend to continue.

In our Business segment, we offer wireless products and services to business and public sector customers across the U.S. We continue to grow our connections while operating in a highly competitive environment. We expect that this connection growth, combined with our industry-leading network assets, will provide additional opportunities to sell solutions, such as those around security, private networking and other network connectivity services, advanced communications and professional services.

In addition, in both our Consumer and our Business segments, we expect to support connection growth in part by adding capacity and further expanding our wireless coverage, and by continuing the build-out and densification of our 5G network.

Service Revenue Trends
In our Consumer segment, we expect continued growth in our wireless service revenue, driven by targeted pricing actions, migrations to higher priced plans, increased offering of perks, and increases in FWA connections and revenue, offset in part by higher promotion amortization impacts in 2025. Our efforts to maintain and grow our customer base and make improvements to our prepaid business, if successful, are also expected to benefit our wireless service revenue. We expect Fios revenue to benefit from growth in our Fios customer base and an ongoing demand for higher speed internet connections, which offsets the impact of the shift from bundled wireline services to standalone internet service.

In our Business segment, we expect wireless service revenue to expand, driven by growth from an increase in wireless volumes and strong FWA revenue. We expect that Fios, through increased penetration, will also contribute to revenue growth and that legacy traditional wireline services will continue to face secular pressures.

Other Trends
We are focused on achieving profitable growth as we continue to deliver strong revenues and undertake initiatives to reduce costs and improve efficiencies, including through AI-driven technologies.

We expect that our ability to generate cash flows will benefit from our expected service revenue growth, despite the moderate expected increase in our 2025 capital program compared to 2024. See "Liquidity and Capital Resources" for additional information on our capital program.

In the course of business, we make promotional equipment offers to attract and retain customers. In 2024, the growth of our wireless service revenue was unfavorably impacted by the amortization of wireless equipment sales and promotions. We expect these pressures to continue and increase in 2025. In addition, in 2023 and 2024, we had fewer phone upgrades compared to prior years. To the extent upgrade volumes increase in 2025, the expenses associated with those device sales are expected to contribute to higher costs.

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

Our cash and cash equivalents balance is $4.2 billion as of December 31, 2024. Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our foreign currency risk management strategies.

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

Capital Expenditures
Our 2025 capital program includes capital to fund advanced networks and services, including expanding and adding capacity and density to our core networks, the ongoing deployment of C-Band spectrum, and advancing our network architecture. It will also support our broadband expansion plans including the launch of our fixed wireless access solution for multi-dwelling units. We anticipate cash requirements for our 2025 capital program to be between $17.5 billion and $18.5 billion.

Contractual Obligations and Commitments
We have various contractual obligations and commitments. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2024:
•Long-term debt, including current maturities, commitments of $142.2 billion, of which $21.7 billion (including $3.3 billion of unsecured debt) are expected to be due within the next twelve months. Related interest payments are $66.3 billion, of which $5.8 billion, are expected to be due within the next twelve months. Items included in long-term debt with variable coupon rates exclude unamortized debt issuance costs, and are described in Note 7 to the consolidated financial statements.

•Operating lease obligations of $29.1 billion and Finance lease obligations of $2.5 billion, of which $5.0 billion and $954 million, respectively, are expected to be due within the next twelve months. In addition, Verizon has an obligation of $3.7 billion representing future minimum payments under the leaseback and sublease arrangements for our cell towers, of which $447 million is expected to be due within the next twelve months. See Note 6 to the consolidated financial statements for additional information.
•Unconditional purchase obligations, with terms in excess of one year, amount to $16.7 billion, of which $6.2 billion is expected to be due within the next twelve months. Items included in unconditional purchase obligations are primarily commitments to purchase content, network equipment, software and services, marketing services and other items which will be used or sold in the ordinary course of business. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. We also purchase products and services as needed with no firm commitment. See Note 16 to the consolidated financial statements for additional information.
•Other long-term liabilities, including current maturities, of $3.9 billion, of which approximately $726 million is expected to be due within the next twelve months. Other long-term liabilities represent estimated postretirement benefit and qualified pension plan contributions. Qualified pension plan contributions include estimated minimum funding contributions. We expect that there will be no required pension funding through the end of 2025, subject to changes in market conditions. Postretirement benefit payments include future postretirement benefit payments. These estimated amounts: (1) are subject to change based on changes to assumptions and future plan performance, which could impact the timing and/or amounts of these payments; and (2) exclude expectations beyond 5 years due to uncertainty of the timing and amounts.
•We are not able to make a reasonable estimate of when the unrecognized tax benefits balance of $2.6 billion and related interest and penalties will be settled with the respective taxing authorities until the related tax audits are further developed or resolved.

Consolidated Financial Condition

	(dollars in millions)
Years Ended December 31,	2024	2023
Cash Flows Provided By (Used In)
Operating activities	$36,912	$37,475
Investing activities	(18,674)	(23,432)
Financing activities	(17,100)	(14,657)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,138	$(614)

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities decreased $563 million during 2024 compared to 2023 primarily due to changes in working capital, partially offset by an increase in earnings and an increase in Other, net cash flow from operating activities.

Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses
The change in working capital was primarily driven by higher cash income taxes paid in the current period as well as higher interest expense and severance payments primarily related to separations under our voluntary separation program.

Other, Net
Other, net cash flow from operating activities during 2024 includes $2.0 billion of proceeds related to the transaction with Vertical Bridge REIT, LLC (Vertical Bridge). These proceeds were partially offset by discretionary contributions made in March 2024 in the aggregate amount of $365 million to our qualified pension plans. We expect that there will be no required pension funding through the end of 2025, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, were $17.1 billion and $18.8 billion for 2024 and 2023, respectively. Capital expenditures decreased approximately $1.7 billion during 2024, compared to 2023, primarily due to the completion of our accelerated $10 billion C-Band deployment program in 2023.

Acquisitions of Wireless Licenses
During 2024 and 2023, we made payments of $269 million and $4.3 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

During 2024 and 2023, we recorded capitalized interest related to wireless licenses of $616 million and $1.4 billion, respectively.

Collateral Receipts (Payments) Related to Derivative Contracts, Net
During 2024, we made collateral payments of $712 million related to derivative contracts, net of receipts. During 2023, we received return of collateral posted of $880 million related to derivative contracts, net of payments. See Note 9 to the consolidated financial statements for additional information.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During 2024 and 2023, net cash used in financing activities was $17.1 billion and $14.7 billion, respectively.

2024
During 2024, our net cash used in financing activities of $17.1 billion was primarily driven by $20.3 billion used for repayments and repurchases of long-term borrowings (secured and unsecured) as well as finance lease obligations, $11.2 billion used for dividend payments, and $1.1 billion used for other financing activities. These cash flows used in financing activities were partially offset by $15.6 billion provided by proceeds from long-term borrowings, which included $12.4 billion of proceeds from our asset-backed debt transactions.

Proceeds from and Repayments and Repurchases of Long-Term Borrowings
At December 31, 2024, our total debt decreased to $144.0 billion compared to $150.7 billion at December 31, 2023. Our effective interest rate was 5.1% and 4.9% during the years ended December 31, 2024 and 2023, respectively. We have entered into interest rate swaps to achieve a targeted mix of fixed and variable rate debt, managing our exposure to changes in interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" and Note 7 to the consolidated financial statements for additional information.

At December 31, 2024, approximately $30.5 billion, or 20.6%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily Euro and British Pound Sterling. We have entered into cross currency swaps on our foreign denominated debt in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information.

Verizon may acquire debt securities issued by Verizon and its affiliates through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine, for cash or other consideration.

Other, Net
Other, net cash flow from financing activities during 2024 includes $830 million in proceeds related to financing obligations for the cell towers transaction with Vertical Bridge. These proceeds were partially offset by $431 million in payments related to vendor financing arrangements, $425 million in equity distribution payments made for controlled entities, $313 million in payments made under the sublease arrangement for our cell towers, $280 million in cash consideration payments to acquire additional interest in certain controlled entities and $243 million in payments for settlement of cross currency swaps. See Note 6 to the consolidated financial statements for additional information on the Vertical Bridge transaction. See Note 14 to the consolidated financial statements for additional information on noncontrolling interests.

Dividends
The Board of Directors of the Company assesses the level of our dividend payments on a periodic basis taking into account such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareholders. During the third quarter of 2024, our Board of Directors increased our quarterly dividend payment by 1.9% to $0.6775 from $0.6650 per share in the preceding quarter. This is the eighteenth consecutive year that Company’s Board of Directors has approved a quarterly dividend increase.

As in prior periods, dividend payments were a significant use of capital resources. During 2024, we paid $11.2 billion in dividends.

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

Proceeds from and Repayments and Repurchases of Long-Term Borrowings
At December 31, 2023, our total debt was $150.7 billion. During the year ended December 31, 2023, our effective interest rate was 4.9%. We have entered into interest rate swaps to achieve a targeted mix of fixed and variable rate debt, managing our exposure to changes in interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" and Note 7 to the consolidated financial statements for additional information.

At December 31, 2023, approximately $33.7 billion, or 21.7%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily Euro and British Pound Sterling. We have entered into cross currency swaps on our foreign denominated debt in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information.

Other, Net
Other, net cash flow from financing activities during 2023 includes $302 million in payments made under the sublease arrangement for our cell towers, $257 million in payments for contingent consideration related to the acquisition of TracFone Wireless, Inc. (TracFone) and $252 million in payments related to vendor financing arrangements. See Note 3 to the consolidated financial statements for additional information on the TracFone contingent considerations.

Dividends
During the third quarter of 2023, our Board of Directors increased our quarterly dividend payment by 1.9% to $0.6650 per share.

During 2023, we paid $11.0 billion in dividends.

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

See Note 7 to the consolidated financial statements for additional information.

Long-Term Credit Facilities

			At December 31, 2024
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,963	$—
Various export credit facilities(2)	2025 - 2031	10,000	—	5,441
Total		$22,000	$11,963	$5,441
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of December 31, 2024, there have been no drawings against the revolving credit facility since its inception.
(2) During 2024, there were no drawings from these facilities. During 2023, we drew down $1.0 billion from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In March 2024, we amended our $9.5 billion revolving credit facility to increase the capacity to $12.0 billion and extended its maturity to 2028.

Common Stock
Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2024 and 2023, we issued 5.4 million and 4.4 million shares of common stock from treasury stock, which had aggregate values of $238 million and $192 million, respectively.

In February 2020, the Board of Directors of the Company authorized a share buyback program to repurchase up to 100 million shares of our common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. The program permits Verizon to repurchase shares over time, with the amount and timing of repurchases depending on market conditions and corporate needs. There were no repurchases of common stock during 2024 and 2023 under our authorized share buyback program.

Credit Ratings
Verizon’s credit ratings did not change in 2024 or 2023.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at December 31, 2024 totaled $4.2 billion, a $2.1 billion increase compared to December 31, 2023, primarily as a result of the factors discussed above.

Restricted cash at December 31, 2024 totaled $441 million, a $991 million decrease compared to restricted cash at December 31, 2023, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts. The decrease of $991 million in restricted cash was primarily due to a change in the timing on when cash collections on certain receivables collateralizing our asset-backed debt securities are required to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	(dollars in millions)
Years Ended December 31,	2024	2023
Net cash provided by operating activities	$36,912	$37,475
Less Capital expenditures (including capitalized software)	17,090	18,767
Free cash flow	$19,822	$18,708

The increase in free cash flow during 2024 is a reflection of the decrease in capital expenditures, partially offset by the decrease in operating cash flows, both of which are discussed above.

Employee Benefit Plans Funded Status and Contributions
Employer Contributions
We operate numerous qualified and nonqualified pension plans and other postretirement benefit plans. These plans primarily relate to our domestic business units. During 2024, we made discretionary contributions in the aggregate amount of $365 million to our qualified pension plans. During 2023, we made a discretionary contribution of $200 million to one of our qualified pension plans. During 2024 and 2023, we made contributions of $56 million and $52 million to our nonqualified pension plans, respectively.

Our overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. In an effort to reduce the risk of our portfolio strategy and better align assets with liabilities, we have adopted a liability driven pension strategy that seeks to better match the interest rate sensitivity of the liability hedging assets with the interest rate sensitivity of the liability. We expect that the strategy will reduce the likelihood that assets will decline at a time when liabilities increase (referred to as liability hedging), with the goal to reduce the risk of underfunding to the plan and its participants and beneficiaries. Over time, as the asset allocation shifts to more liability hedging assets, this strategy will generally result in lower expected asset returns. For 2025, we expect no required qualified pension plan contributions and insignificant nonqualified pension plan contributions.

Contributions to our other postretirement benefit plans generally relate to payments for benefits on an as-incurred basis since these other postretirement benefit plans do not have funding requirements similar to the pension plans. We contributed $935 million and $936 million to our other postretirement benefit plans in 2024 and 2023, respectively. Contributions to our other postretirement benefit plans are estimated to be approximately $726 million in 2025.

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

As of December 31, 2024, letters of credit totaling approximately $816 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding. See Note 16 to the consolidated financial statements for additional information.

Other Future Obligations
As of December 31, 2024, Verizon had 28 renewable energy purchase agreements with third parties for a total of approximately 3.7 gigawatts of anticipated renewable energy capacity across multiple states. See Note 16 to the consolidated financial statements for additional information.

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

Wireless Licenses
The carrying value of our wireless licenses was approximately $156.6 billion as of December 31, 2024. We aggregate our wireless licenses into one single unit of accounting, as we utilize our wireless licenses on an integrated basis as part of our nationwide wireless network. Our wireless licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.

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

Our quantitative impairment assessment consisted of comparing the estimated fair value of our aggregate wireless licenses to the aggregated carrying amount as of the test date. Under our quantitative assessment, we estimated the fair value of our wireless licenses using the Greenfield approach. The Greenfield approach is an income based valuation approach that values the wireless licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the wireless licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. As a result, we were required to make significant estimates about future cash flows and profitability specifically associated with our wireless licenses, an appropriate discount rate based on the risk associated with those estimated cash flows and assumed terminal value and growth rates. We considered current and expected future economic conditions, current and expected availability of wireless network technology and infrastructure and related equipment and the costs thereof as well as other relevant factors in estimating future cash flows and profitability. The discount rate represented our estimate of the weighted-average cost of capital (WACC), or expected return, that a marketplace participant would have required as of the valuation date and includes a risk premium associated with the current and expected economic conditions as of the valuation date. We developed the discount rate based on our consideration of the cost of debt and equity of a group of guideline companies as of the valuation date. The terminal value growth rate represented our estimate of the marketplace's long-term growth rate.

During the fourth quarter of 2023, we performed a qualitative impairment assessment as our annual impairment test to determine whether it is more likely than not that the fair value of our wireless licenses was less than the carrying amount. As part of our qualitative assessment we considered several factors including the enterprise value of our combined wireless business, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of our combined wireless business as a whole, as well as other factors including the result of our last quantitative assessment performed in 2021. Our annual impairment test in 2023 indicated that it is more likely than not that the fair value of our wireless licenses remained above their carrying value and, therefore, did not result in an impairment.

During the fourth quarter of 2024, we performed a quantitative impairment assessment in accordance with our policy. The quantitative impairment assessment we performed during the fourth quarter of 2024 indicated that the fair value of our wireless licenses is substantially in excess of their carrying value and, therefore, did not result in an impairment. In the event of a 10% decline in the fair value of our wireless licenses, the fair value would have still exceeded their carrying value. We do not believe reasonable changes in significant estimates would change the outcome to this quantitative assessment. For instance, if either the terminal value growth rate declined by 50 basis points (bps) or if the WACC increased by 50 bps, the fair value of wireless licenses would still exceed their carrying value.

Goodwill
At both December 31, 2024 and 2023, the balance of our goodwill was approximately $22.8 billion, of which $21.2 billion was in our Consumer reporting unit and $1.7 billion was in our Business reporting unit.

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

Under the qualitative assessment, we consider several factors, including the enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of the reporting unit, as well as other factors.

Under the quantitative assessment, the fair value of the reporting unit is calculated using an average of the market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative multiples to complement discounted cash flow results. The discounted cash flow method is based on the present value of two components-projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit using the income approach is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represents our estimate of the WACC, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test requires key assumptions underlying our valuation model. The discounted cash flow analysis factors in assumptions on discount rates and terminal growth rates to reflect risk profiles of key strategic revenue and cost initiatives, as well as revenue and EBITDA growth relative to history and market trends and expectations. The market multiples approach reflects significant judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies and multiples is influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could result in a goodwill impairment.

During the fourth quarter of 2023, we performed a qualitative impairment assessment for our Consumer reporting unit. Our qualitative assessment indicated that it was more likely than not that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment.

During the fourth quarter of 2024, we performed a quantitative impairment assessment for our Consumer reporting unit in accordance with our policy. We applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates. Our assessment indicated that the fair value of our Consumer reporting unit substantially exceeded its carrying value and, therefore, did not result in an impairment. In the event of a 10% decline in the fair value of our Consumer reporting unit, the fair value of the Consumer reporting unit would have still exceeded its book value. We do not believe reasonable changes in significant assumptions would change the outcome to this quantitative assessment. For instance, if either the terminal value growth rate declined by 50 bps or if the discount rate increased by 50 bps, the fair value of our Consumer reporting unit would still exceed its carrying value.

During the fourth quarter of 2023, we performed a quantitative impairment assessment for our Business reporting unit given the low excess of fair value over carrying value identified in our 2022 annual impairment assessment and increased competitive and market pressures experienced throughout 2023. These pressures resulted in lower projected cash flows primarily driven by secular declines in wireline services and products across our Business customer groups. In connection with Verizon’s annual budget process in the fourth quarter of 2023, leadership completed a comprehensive five-year strategic planning review of our Business reporting unit resulting in declines in financial projections driven by market dynamics as compared to the prior year five-year strategic planning cycle. The revised projections were used as a key input into the Business reporting unit’s annual goodwill impairment test performed in the fourth quarter of 2023. In addition, changes in the macroeconomic environment, including interest rate and inflationary pressures also impacted the fair value of the reporting unit. We applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which resulted in the determination that the fair value of our Business reporting unit was less than its carrying amount. As a result, in the fourth quarter of 2023, we recorded a noncash goodwill impairment charge of approximately $5.8 billion ($5.8 billion after-tax) in our consolidated statement of income. The goodwill balance of the Business reporting unit was approximately $7.5 billion prior to the occurrence of this impairment charge.

During the fourth quarter of 2024, we performed a quantitative impairment assessment for our Business reporting unit given the impairment of the Business reporting unit's goodwill in the prior year. In addition, the Business reporting unit has continued to experience competitive and market pressures throughout 2024, that may persist over the near term. We applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which indicated that the fair value of our Business reporting unit exceeded its carrying value and, therefore, did not result in an impairment. At the goodwill impairment measurement date of October 31, 2024, our Business reporting unit had a fair value that exceeded its carrying amount by approximately 8% and remains susceptible to future impairment risk. We do not anticipate reasonable changes in significant assumptions to change the outcome of the quantitative impairment assessment. For instance, if either the terminal value growth rate declined by 50 bps, or if the discount rate increased by 50 bps, or if the EBITDA margin decreased by 100 basis points, the fair value of our Business reporting unit would still exceed its carrying value. However, management believes there is a continued risk that our Business reporting unit may be required to recognize an impairment charge in the future. As of December 31, 2024, $1.7 billion of goodwill was allocated to our Business reporting unit. See Note 4 to the consolidated financial statements for additional information.

A projected sustained decline in the reporting unit's revenues and earnings could have a significant negative impact on its fair value and could result in future impairment charges. Such a decline could be driven by, among other things: (1) decreases in sales volumes or long-term growth rate as a result of competitive pressures or other factors; or (2) the reporting unit's inability to achieve or delays in achieving its goals or strategic initiatives. Adverse changes to macroeconomic factors, such as increases in long-term interest rates, would also negatively impact the fair value of the reporting unit.

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

In determining pension and other postretirement obligations, the weighted-average discount rate was selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2024. The bonds selected had maturities that coincided with the time periods during which benefit payments are expected to occur, were non-callable (or callable with certain selection criteria met) and available in sufficient quantities to ensure marketability (at least $300 million par outstanding). Bond yields are subject to uncertainty for a number of reasons including corporate performance, credit rating downgrades and upgrades, government fiscal policy decisions, and general market volatility. The expected long-term rates of return on plan assets used in determining Verizon’s pension and other postretirement obligations are based on expectations for future investment returns for the plans’ asset allocation. The rates are subject to uncertainty for a number of reasons including corporate performance, credit ratings, monetary policy, inflation, exchange rates, investor behavior and general market volatility.

A sensitivity analysis of the impact of changes in the discount rate and the long-term rate of return on plan assets on the benefit obligations and expense (income) recorded, as well as an increase or a decrease in the actual versus expected return on plan assets as of December 31, 2024 and for the year then ended pertaining to Verizon’s pension and postretirement benefit plans, is provided in the table below. The amounts in the table below related to discount rate changes are gross impacts on benefit obligations and expense, and do not reflect changes in asset values as a result of interest rate changes, for which our pension plan is highly hedged.

(dollars in millions)	Percentage point change	Increase/(Decrease) at December 31, 2024
Pension plans discount rate	+0.50	$(410)
	-0.50	451
Rate of return on pension plan assets	+1.00	(78)
	-1.00	78
Postretirement plans discount rate	+0.50	(450)
	-0.50	486
Rate of return on postretirement plan assets	+1.00	(4)
	-1.00	4

In addition to our liability hedging assets, we also employ an interest rate hedging strategy to further minimize the impact of discount rate changes on the funded ratio of the pension plan. While the target hedge ratio varies depending on the funded status of the plan and the level of interest rates, the target hedge ratio was 60% at December 31, 2024, limiting volatility.

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

Property, Plant and Equipment
Our Property, plant and equipment balance represents a significant component of our consolidated assets. We record property, plant and equipment at cost. We depreciate property, plant and equipment on a straight-line basis over the estimated useful life of the assets. The estimated useful life is subject to change due to a variety of factors such as change in asset capacity or performance, technical obsolescence, market expectations and competitive impacts. In connection with our ongoing review of the estimated useful lives of property, plant and equipment during 2024, we determined that the estimated useful life of our property, plant and equipment would remain unchanged. We expect that a one year increase in estimated useful lives of our property, plant and equipment would result in a decrease to our 2024 depreciation expense of $2.4 billion and that a one year decrease would result in an increase of approximately $3.6 billion in our 2024 depreciation expense.

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

We record an allowance to reduce the receivables to the amount that is expected to be collectible. For device payment plan agreement receivables, we record bad debt expense based on a default and loss calculation using our proprietary loss model. The expected loss rate is determined based on customer credit scores and other qualitative factors as noted above. The loss rate is assigned individually on a customer by customer basis and the custom credit scores are then aggregated by vintage and used in our proprietary loss model to calculate the weighted-average loss rate used for determining the allowance balance. The weighted-average expected loss rate increased 0.75% at December 31, 2024 as compared to the rate at December 31, 2023. We expect that an increase or decrease of 0.25% in the weighted-average loss rate would result in a change of $160 million in bad debt expense.

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

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.5 billion. During 2024, 2023 and 2022, we made payments of $269 million, $4.3 billion and $1.6 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

TracFone Wireless, Inc.
On November 23, 2021 (the Acquisition Date), we completed the acquisition of TracFone. Verizon acquired all of TracFone's outstanding stock in exchange for approximately $3.5 billion in cash, net of cash acquired and working capital and other adjustments, 57,596,544 shares of common stock of the Company valued at approximately $3.0 billion, and up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The fair value of the common stock was determined on the basis of its closing market price on the Acquisition Date. The estimated fair value of the contingent consideration as of the Acquisition Date was approximately $560 million and represented a Level 3 measurement. The contingent consideration payable was based on the achievement of certain revenue and operational targets, measured over a two year earn out period. Contingent consideration payments were completed in January of 2024.

During 2024 and 2023, Verizon made payments of $52 million and $257 million, respectively, related to the contingent consideration, which are reflected in Cash flows from financing activities in our consolidated statements of cash flows. See Note 3 and Note 9 to the consolidated financial statements for additional information.

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier, a U.S. provider of broadband internet and other communication services. The transaction is structured as a merger of the Company's subsidiary with and into Frontier, as a result of which Frontier will become a wholly owned subsidiary of the Company and shares of Frontier common stock outstanding immediately prior to the effective time of merger (subject to certain limited exceptions) will be cancelled and converted into the right to receive a per share merger consideration of $38.50, in cash. In November 2024, Frontier shareholders approved the transaction. Consummation of the transaction is subject to the receipt of certain regulatory approvals and other customary closing conditions. Under certain circumstances, if the Merger Agreement is terminated, Frontier may be required to pay Verizon a termination fee of $320 million. Under certain other specified circumstances, Verizon may be required to pay Frontier a termination fee of $590 million.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both December 31, 2024 and 2023, we did not hold any collateral. At December 31, 2024 and 2023, we posted $2.1 billion and $1.4 billion, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 9 to the consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of December 31, 2024, approximately 76% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $362 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

The table that follows summarizes the fair values of our long-term debt, including current maturities, and interest rate swap derivatives as of December 31, 2024 and 2023. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the yield curve. Our sensitivity analysis does not include the fair values of our commercial paper and bank loans, if any, because they are not significantly affected by changes in market interest rates.

			(dollars in millions)
Long-term debt and related derivatives	Fair Value	Fair Value assuming + 100 basis point shift	Fair Value assuming - 100 basis point shift
At December 31, 2024	$142,201	$135,521	$149,956
At December 31, 2023	150,058	142,551	158,912

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At December 31, 2024 and 2023, the fair value of the liability of these contracts was $5.3 billion and $4.5 billion, respectively. At December 31, 2024 and 2023, the total notional amount of the interest rate swaps was $24.0 billion and $26.1 billion, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the consolidated statements of income. At December 31, 2024, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $500 million and $762 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the fair value of the liability of these contracts was $2.7 billion and $2.1 billion, respectively. At December 31, 2024 and 2023, the total notional amount of the cross currency swaps was $32.1 billion and $33.5 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We entered into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

At both December 31, 2024 and 2023, the fair value of the asset and liability of these contracts was insignificant. At December 31, 2024 and 2023, the total notional amount of the foreign exchange forwards was $620 million and $1.1 billion, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Verizon Communications Inc. and subsidiaries’ (Verizon) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verizon maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Verizon as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

February 12, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verizon Communications Inc. and subsidiaries (Verizon or the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Verizon at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Verizon’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

Valuation of Employee Benefit Obligations
Description of the Matter	The Company sponsors several pension plans and other post-employment benefit plans. At December 31, 2024, the Company’s aggregate defined benefit pension obligation was $7.9 billion and exceeded the fair value of pension plan assets of $6.8 billion, resulting in an unfunded defined benefit pension obligation of $1.1 billion. Also, at December 31, 2024, the other postretirement benefits obligation was approximately $10.5 billion. As explained in Note 11 of the consolidated financial statements, the Company updates the estimates used to measure employee benefit obligations and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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
New York, New York

February 12, 2025

Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions, except per share amounts)
Years Ended December 31,	2024	2023	2022

Operating Revenues
Service revenues and other	$111,571	$109,652	$109,625
Wireless equipment revenues	23,217	24,322	27,210
Total Operating Revenues	134,788	133,974	136,835

Operating Expenses
Cost of services (exclusive of items shown below)	27,997	28,100	28,637
Cost of wireless equipment	26,100	26,787	30,496
Selling, general and administrative expense	34,113	32,745	30,136
Depreciation and amortization expense	17,892	17,624	17,099
Verizon Business Group goodwill impairment	—	5,841	—
Total Operating Expenses	106,102	111,097	106,368

Operating Income	28,686	22,877	30,467
Equity in earnings (losses) of unconsolidated businesses	(53)	(53)	44
Other income (expense), net	995	(313)	1,373
Interest expense	(6,649)	(5,524)	(3,613)
Income Before Provision For Income Taxes	22,979	16,987	28,271
Provision for income taxes	(5,030)	(4,892)	(6,523)
Net Income	$17,949	$12,095	$21,748

Net income attributable to noncontrolling interests	$443	$481	$492
Net income attributable to Verizon	17,506	11,614	21,256
Net Income	$17,949	$12,095	$21,748

Basic Earnings Per Common Share
Net income attributable to Verizon	$4.15	$2.76	$5.06
Weighted-average shares outstanding (in millions)	4,218	4,211	4,202

Diluted Earnings Per Common Share
Net income attributable to Verizon	$4.14	$2.75	$5.06
Weighted-average shares outstanding (in millions)	4,223	4,215	4,204
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2024	2023	2022

Net Income	$17,949	$12,095	$21,748
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(13), $6 and $(13)	(97)	62	(153)
Unrealized gain on cash flow hedges, net of tax of $(27), $(30) and $(111)	81	88	322
Unrealized gain (loss) on fair value hedges, net of tax of $(162), $(181) and $148	484	536	(431)
Unrealized gain (loss) on marketable securities, net of tax of $1, $(2) and $8	(3)	7	(25)
Defined benefit pension and postretirement plans, net of tax of $4, $68 and $221	(8)	(208)	(651)
Other comprehensive income (loss) attributable to Verizon	457	485	(938)
Total Comprehensive Income	$18,406	$12,580	$20,810

Comprehensive income attributable to noncontrolling interests	$443	$481	$492
Comprehensive income attributable to Verizon	17,963	12,099	20,318
Total Comprehensive Income	$18,406	$12,580	$20,810
See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts)
At December 31,	2024	2023
Assets
Current assets
Cash and cash equivalents	$4,194	$2,065
Accounts receivable	27,261	26,102
Less Allowance for credit losses	1,152	1,017
Accounts receivable, net	26,109	25,085
Inventories	2,247	2,057
Prepaid expenses and other	7,973	7,607
Total current assets	40,523	36,814

Property, plant and equipment	331,406	320,108
Less Accumulated depreciation	222,884	211,798
Property, plant and equipment, net	108,522	108,310

Investments in unconsolidated businesses	842	953
Wireless licenses	156,613	155,667
Goodwill	22,841	22,843
Other intangible assets, net	11,129	11,057
Operating lease right-of-use assets	24,472	24,726
Other assets	19,769	19,885
Total assets	$384,711	$380,255

Liabilities and Equity
Current liabilities
Debt maturing within one year	$22,633	$12,973
Accounts payable and accrued liabilities	23,374	23,453
Current operating lease liabilities	4,415	4,266
Other current liabilities	14,349	12,531
Total current liabilities	64,771	53,223

Long-term debt	121,381	137,701
Employee benefit obligations	11,997	13,189
Deferred income taxes	46,732	45,781
Non-current operating lease liabilities	19,928	20,002
Other liabilities	19,327	16,560
Total long-term liabilities	219,365	233,233

Commitments and Contingencies (Note 16)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,466	13,631
Retained earnings	89,110	82,915
Accumulated other comprehensive loss	(923)	(1,380)
Common stock in treasury, at cost (81,753,488 and 87,172,997 shares outstanding)	(3,583)	(3,821)
Deferred compensation – employee stock ownership plans (ESOPs) and other	738	656
Noncontrolling interests	1,338	1,369
Total equity	100,575	93,799
Total liabilities and equity	$384,711	$380,255
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2024	2023	2022

Cash Flows from Operating Activities
Net Income	$17,949	$12,095	$21,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,892	17,624	17,099
Employee retirement benefits	(52)	1,206	(2,046)
Deferred income taxes	815	2,388	2,973
Provision for expected credit losses	2,338	2,214	1,611
Equity in losses (earnings) of unconsolidated businesses, net of dividends received	75	84	(10)
Verizon Business Group goodwill impairment	—	5,841	—
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses:
Accounts receivable	(2,565)	(2,198)	(1,978)
Inventories	(196)	287	627
Prepaid expenses and other	(626)	(435)	928
Accounts payable and accrued liabilities and Other current liabilities	1,109	2,079	(33)
Other, net	173	(3,710)	(3,778)
Net cash provided by operating activities	36,912	37,475	37,141

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(17,090)	(18,767)	(23,087)
Cash received (paid) related to acquisitions of businesses, net of cash acquired	—	(30)	248
Acquisitions of wireless licenses	(900)	(5,796)	(3,653)
Collateral receipts (payments) related to derivative contracts, net	(712)	880	(2,265)
Proceeds from disposition of business	—	—	33
Other, net	28	281	62
Net cash used in investing activities	(18,674)	(23,432)	(28,662)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,146	2,018	7,074
Proceeds from asset-backed long-term borrowings	12,422	6,594	10,732
Net proceeds from (repayments of) short-term commercial paper	—	(150)	106
Repayments of long-term borrowings and finance lease obligations	(11,854)	(6,181)	(8,616)
Repayments of asset-backed long-term borrowings	(8,490)	(4,443)	(4,948)
Dividends paid	(11,249)	(11,025)	(10,805)
Other, net	(1,075)	(1,470)	(2,072)
Net cash used in financing activities	(17,100)	(14,657)	(8,529)

Increase (decrease) in cash, cash equivalents and restricted cash	1,138	(614)	(50)
Cash, cash equivalents and restricted cash, beginning of period	3,497	4,111	4,161
Cash, cash equivalents and restricted cash, end of period (Note 1)	$4,635	$3,497	$4,111
See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Equity
Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts, and shares in thousands)
Years Ended December 31,		2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance at beginning of year	4,291,434	$429	4,291,434	$429	4,291,434	$429
Balance at end of year	4,291,434	429	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,631		13,420		13,861
Other (Note 14)		(165)		211		(441)
Balance at end of year		13,466		13,631		13,420

Retained Earnings
Balance at beginning of year		82,915		82,380		71,993
Net income attributable to Verizon		17,506		11,614		21,256
Dividends declared ($2.685, $2.635, $2.585 per share)		(11,306)		(11,082)		(10,860)
Other		(5)		3		(9)
Balance at end of year		89,110		82,915		82,380

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		(1,380)		(1,865)		(927)
Foreign currency translation adjustments		(97)		62		(153)
Unrealized gain on cash flow hedges		81		88		322
Unrealized gain (loss) on fair value hedges		484		536		(431)
Unrealized gain (loss) on marketable securities		(3)		7		(25)
Defined benefit pension and postretirement plans		(8)		(208)		(651)
Other comprehensive income (loss)		457		485		(938)
Balance at end of year attributable to Verizon		(923)		(1,380)		(1,865)

Treasury Stock
Balance at beginning of year	(87,173)	(3,821)	(91,572)	(4,013)	(93,635)	(4,104)
Employee plans (Note 14)	5,407	237	4,380	191	2,048	90
Shareholder plans (Note 14)	13	1	19	1	15	1
Balance at end of year	(81,753)	(3,583)	(87,173)	(3,821)	(91,572)	(4,013)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		656		793		538
Restricted stock equity grant		447		296		423
Amortization		(365)		(433)		(168)
Balance at end of year		738		656		793

Noncontrolling Interests
Balance at beginning of year		1,369		1,319		1,410
Total comprehensive income		443		481		492
Distributions and other (Note 14)		(474)		(431)		(583)
Balance at end of year		1,338		1,369		1,319
Total Equity		$100,575		$93,799		$92,463

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Verizon Communications Inc. and Subsidiaries

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Verizon Communications Inc. (the Company) is a holding company that, acting through its subsidiaries (together with the Company, collectively, Verizon), is one of the world’s leading providers of communications, technology, information and streaming products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

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

Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and advanced communication services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various Internet of Things (IoT) services and products. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

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

Use of Estimates
We prepare our financial statements using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Actual results could differ significantly from those estimates.

Examples of significant estimates include the allowance for credit losses, the recoverability of property, plant and equipment and other long-lived assets, the incremental borrowing rate for the lease liability, fair value measurements, including those related to financial instruments, goodwill, spectrum licenses and intangible assets, unrecognized tax benefits, valuation allowances on tax assets, pension and postretirement benefit obligations, contingencies and the identification and valuation of assets acquired and liabilities assumed in connection with business combinations.

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

Under a fixed-term plan, the customer is sold the wireless device without any upfront charge or at a discounted price in exchange for entering into a fixed-term service contract (typically for a term of 36 months or less).

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

There were a total of approximately 4.7 million and 4.2 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the years ended December 31, 2024 and 2023, respectively. There was a total of approximately 1.9 million outstanding dilutive securities, primarily consisting of restricted stock units, included in the computation of diluted earnings per common share for the year ended December 31, 2022.

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

Cash, cash equivalents and restricted cash are included in the following line items in the consolidated balance sheets:

	(dollars in millions)
At December 31,	2024	2023	Increase / (Decrease)
Cash and cash equivalents	$4,194	$2,065	$2,129
Restricted cash:
Prepaid expenses and other	319	1,244	(925)
Other assets	122	188	(66)
Cash, cash equivalents and restricted cash	$4,635	$3,497	$1,138

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

Computer Software and Cloud Computing Costs
We capitalize the cost of internal-use network and non-network software and defer the costs associated with cloud computing service arrangements that have a useful life and term in excess of one year. Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they add significant new functionality. Planning, software maintenance and training costs for internal-use software and cloud computing arrangements are expensed in the period in which they are incurred. We capitalize interest associated with the development of internal-use network and non-network software. Capitalized non-network internal-use software costs are amortized using the straight-line method over a period of 3 to 7 years and are included in Other intangible assets, net in our consolidated balance sheets. Costs incurred in implementing a cloud computing service arrangement are deferred during the application-development stage and recorded as Prepaid expense and other in our consolidated balance sheets. Once a project is substantially complete and ready for its intended use, we stop deferring the related cloud computing arrangement costs.

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

Under the qualitative assessment, we consider several factors, including the enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of the reporting unit, as well as other factors.

The quantitative impairment test for goodwill is performed at the reporting unit level and compares the fair value of the reporting unit (calculated using a combination of a market approach and a discounted cash flow method, as a form of the income approach) to its carrying value. Estimated fair values of reporting units are Level 3 measures in the fair value hierarchy, see "Fair Value Measurements" discussion below for additional information. The market approach includes the use of comparative multiples of guideline companies to complement discounted cash flow results. The discounted cash flow method is based on the present value of two components, projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represents our estimate of the weighted-average cost of capital, or expected return, that a marketplace participant would have required as of the valuation date. If the carrying value exceeds the fair value, an impairment charge is booked for the excess carrying value over fair value, limited to the total amount of goodwill of that reporting unit. During the fourth quarter each year, we update our three-year strategic planning review for each of our reporting units. Those plans consider current economic conditions and trends, estimated future operating results, our view of growth-rates and anticipated future economic and regulatory conditions.

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

As part of our qualitative assessment we consider several factors including the enterprise value of our combined wireless business, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin results, projections and recent merger and acquisition activity), the recent and projected financial performance of our combined wireless business as a whole, as well as other factors including the result of our last quantitative assessment. See Note 4 for additional information regarding our impairment tests.

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

Intangible Assets Subject to Amortization and Long-Lived Assets
Our intangible assets that do not have indefinite lives (primarily customer lists and non-network internal-use software) are amortized over their estimated useful lives. All of our intangible assets subject to amortization and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications of impairment are present, we would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset group and record an impairment, if any. We re-evaluate the useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

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

Recently Adopted Accounting Standards
The following Accounting Standards Update (ASU) was issued by the Financial Accounting Standards Board (FASB), and has been early adopted by Verizon.

Description	Effect on Financial Statements
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

Verizon has elected to early adopt this Topic effective December 31, 2024 using a retrospective approach and included the required disclosures in our notes to the financial statements for our income taxes. This standard update did not affect our operating results.

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

We also earn revenues that are not accounted for under Topic 606 from leasing arrangements (such as those for towers and equipment), captive reinsurance arrangements primarily related to wireless device insurance and the interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement. We have elected the practical expedient within Topic 842, to combine the lease and non-lease components for those customer arrangements under Topic 606 that involve customer premise equipment where we are the lessor. Revenues from arrangements that were not accounted for under Topic 606 were approximately $3.1 billion, $2.9 billion and $3.2 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At December 31, 2024, month-to-month service contracts represented approximately 95% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts, compared to December 31, 2023, for which month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and 94% of our wireline Consumer and our Business Markets and Other contracts.

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

At December 31, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for 2025, 2026 and thereafter was $28.5 billion, $17.5 billion and $7.2 billion, respectively. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At December 31,	At December 31,
(dollars in millions)	2024	2023
Accounts Receivable(1)	$9,225	$9,760
Device payment plan agreement receivables(2)	19,766	18,528
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

Contract assets increased $128 million during the year ended December 31, 2024. The change in contract assets was primarily due to new contracts and increases in sales promotions recognized upfront, driven by customer activity related to wireless and Fios services. These items were partially offset by reclassifications to accounts receivable due to billings on existing contracts and impairment charges of $53 million.

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

Contract liabilities increased $776 million during the year ended December 31, 2024. The change in contract liabilities was primarily due to increases in sales promotions recognized over time, upfront fees and wireless pricing actions.

Revenue recognized during the years ended December 31, 2024 and 2023 related to contract liabilities existing at January 1, 2024 and 2023 were $5.0 billion and $4.9 billion, respectively, as performance obligations related to services were satisfied.

The balance of contract assets and contract liabilities recorded in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2024	2023
Assets
Prepaid expenses and other	$621	$546
Other assets	321	268
Total Contract Assets	$942	$814

Liabilities
Other current liabilities	$7,492	$6,955
Other liabilities	2,186	1,947
Total Contract Liabilities	$9,678	$8,902

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

The balances of deferred contract costs included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2024	2023
Assets
Prepaid expenses and other	$2,932	$2,756
Other assets	2,808	2,639
Total	$5,740	$5,395

For the years ended December 31, 2024 and 2023, we recognized expense of $3.4 billion and $3.2 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the year ended December 31, 2024. There were insignificant impairment charges recognized for the year ended December 31, 2023.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.5 billion. During 2024, 2023 and 2022, we made payments of $269 million, $4.3 billion and $1.6 billion respectively, for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

During 2024, 2023 and 2022, Verizon made payments of $52 million, $257 million and $188 million, respectively, related to the contingent consideration, which are reflected in Cash flows from financing activities in our consolidated statements of cash flows.

During 2022, Verizon received net cash proceeds of $248 million for the final settlement of working capital, which was included in our consideration as of the Acquisition Date.

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier Communications Parent, Inc. (Frontier), a U.S. provider of broadband internet and other communication services. The transaction is structured as a merger of the Company's subsidiary with and into Frontier, as a result of which Frontier will become a wholly owned subsidiary of the Company and shares of Frontier common stock outstanding immediately prior to the effective time of merger (subject to certain limited exceptions) will be cancelled and converted into the right to receive a per share merger consideration of $38.50, in cash. In November 2024, Frontier shareholders approved the transaction. Consummation of the transaction is subject to the receipt of certain regulatory approvals and other customary closing conditions. Under certain circumstances, if the Merger Agreement is terminated, Frontier may be required to pay Verizon a termination fee of $320 million. Under certain other specified circumstances, Verizon may be required to pay Frontier a termination fee of $590 million.

Note 4. Wireless Licenses, Goodwill and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	(dollars in millions)
At December 31,	2024	2023
Wireless licenses	$156,613	$155,667

During 2024 and 2023, we made payments of $269 million and $4.3 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives for wireless licenses in connection with Auction 107. See Note 3 for additional information.

At December 31, 2024 and 2023, approximately $10.1 billion and $15.0 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $616 million and $1.4 billion of capitalized interest on wireless licenses for the years ended December 31, 2024 and 2023, respectively.

During 2024 and 2023, we renewed various wireless licenses in accordance with FCC regulations with an average renewal period of 10 years. See Note 1 for additional information.

As discussed in Note 1, we test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. In 2023, we performed a qualitative impairment assessment, which indicated it was more likely than not that the fair value of our wireless licenses remained above their carrying amount and, therefore, did not result in an impairment. In 2024, we performed a quantitative impairment assessment, in accordance with our policy, which compared the estimated fair value of our aggregate wireless licenses, estimated using the Greenfield approach, to the aggregate carrying amount of the licenses as of the test date. Our annual assessment in 2024 indicated that the fair value of our wireless licenses exceeded the carrying value and, therefore, did not result in an impairment.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Other	Total
Balance at January 1, 2023(1)	$21,142	$7,502	$27	$28,671
Acquisitions	35	—	—	35
Verizon Business Group goodwill impairment	—	(5,841)	—	(5,841)
Reclassifications, adjustments and other(2)	—	5	(27)	(22)
Balance at December 31, 2023(3)	21,177	1,666	—	22,843
Reclassifications, adjustments and other	—	(2)	—	(2)
Balance at December 31, 2024(3)	$21,177	$1,664	$—	$22,841
(1) Goodwill balances are net of an accumulated impairment charge of $16 million presented within both Other and Total.
(2) Includes a goodwill impairment charge of $27 million related to non-strategic businesses presented within Other, recorded in Selling, general and administrative expense in our consolidated statement of income for the year ended December 31, 2023.
(3) Goodwill balances are net of accumulated impairment charges of $5.8 billion, $43 million and $5.9 billion presented within Business, Other and Total, respectively.

During the fourth quarter of 2023, we performed a qualitative impairment assessment for our Consumer reporting unit. Our qualitative assessment indicated that it was more likely than not that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment.

During the fourth quarter of 2024, we performed a quantitative impairment assessment for our Consumer reporting unit in accordance with our policy. We applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates. Our assessment indicated that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment.

During the fourth quarter of 2023, we performed a quantitative impairment assessment for our Business reporting unit given the low excess of fair value over carrying value identified in our 2022 annual impairment assessment and increased competitive and market pressures experienced throughout 2023. These pressures resulted in lower projected cash flows primarily driven by secular declines in wireline services and products across our Business customer groups. In connection with Verizon’s annual budget process in the fourth quarter of 2023, leadership completed a comprehensive five-year strategic planning review of our Business reporting unit resulting in declines in financial projections driven by market dynamics as compared to the prior year five-year strategic planning cycle. The revised projections were used as a key input into the Business reporting unit’s annual goodwill impairment test performed in the fourth quarter of 2023. In addition, changes in the macroeconomic environment, including interest rate and inflationary pressures also impacted the fair value of the reporting unit. We applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which resulted in the determination that the fair value of our Business reporting unit was less than its carrying amount. As a result, in the fourth quarter of 2023, we recorded a noncash goodwill impairment charge of approximately $5.8 billion ($5.8 billion after-tax) in our consolidated statement of income.

During the fourth quarter of 2024, we performed a quantitative impairment assessment for our Business reporting unit given the impairment of the Business reporting unit's goodwill in the prior year. In addition, the Business reporting unit has continued to experience competitive and market pressures throughout 2024, that may persist over the near term. We applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rate and expected growth rates, which indicated that the fair value of our Business reporting unit exceeded its carrying value and, therefore, did not result in an impairment. We do not anticipate reasonable changes in significant assumptions to change the outcome of the quantitative impairment assessment. However, management believes there is a continued risk that our Business reporting unit may be required to recognize an impairment charge in the future.

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

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

				(dollars in millions)
			2024			2023
At December 31,	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (5 to 13 years)	$4,242	$(2,629)	$1,613	$4,335	$(2,193)	$2,142
Non-network internal-use software (3 to 7 years)	28,136	(19,743)	8,393	25,524	(17,949)	7,575
Other (4 to 25 years)	2,664	(1,541)	1,123	2,656	(1,316)	1,340
Total	$35,042	$(23,913)	$11,129	$32,515	$(21,458)	$11,057

The amortization expense for Other intangible assets was as follows:

Years	(dollars in millions)
2024	$2,781
2023	2,687
2022	2,507

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2025	$2,825
2026	2,571
2027	2,025
2028	1,549
2029	887

Note 5. Property, Plant and Equipment
The following table displays the details of Property, plant and equipment, which is stated at cost:

		(dollars in millions)
At December 31,	Lives (years)	2024	2023
Land	-	$740	$751
Buildings and equipment	7 to 45	39,130	36,940
Central office and other network equipment	3 to 15	176,680	170,161
Antennas, cable, conduit, poles and towers	4 to 50	82,810	78,355
Leasehold improvements	5 to 20	10,562	10,355
Work in progress	-	9,424	12,092
Furniture, vehicles and other	3 to 20	12,060	11,454
		331,406	320,108
Less accumulated depreciation		222,884	211,798
Property, plant and equipment, net		$108,522	$108,310

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

During December 2024, we completed a transaction with Vertical Bridge REIT, LLC (Vertical Bridge) pursuant to which Vertical Bridge obtained the exclusive rights to lease, operate and manage over 6,000 wireless towers from Verizon in exchange for an upfront payment of $2.8 billion. Under the terms of the agreement, Vertical Bridge has exclusive rights to lease, operate and manage the towers over an average term of approximately 30 years, with the option to acquire the towers at the end of the lease terms. We have leased back a portion of the capacity on the towers from Vertical Bridge for an initial term of 10 years, with eight optional renewal terms of five years each, subject to certain early termination rights. We continue to include the towers in Property, plant and equipment, net in our consolidated balance sheets and depreciate them accordingly. The upfront payment, which is primarily included within Other liabilities on our consolidated balance sheet, is accounted for as prepaid rent and as a financing obligation. We recorded prepaid rent of $2.0 billion related to the portion of the towers for which the right-of-use has passed to Vertical Bridge, which is reflected in Cash flows from operating activities in our consolidated statements of cash flows. In addition, we recorded a financing obligation of $830 million related to the portion of the towers that we continue to occupy and use for network operations, which is reflected in Cash flows from financing activities in our consolidated statements of cash flows.

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

In addition to the rights to lease and operate the towers, Vertical Bridge and American Tower assumed the interest in the underlying ground leases related to these towers. While Vertical Bridge and American Tower can renegotiate the terms of and are responsible for paying the ground leases, we are still the primary obligor for these leases and accordingly, the present value of these ground leases are included in our operating lease right-of-use assets and operating lease liabilities. We do not expect to be required to make ground lease payments unless Vertical Bridge or American Tower defaults, which we determined to be remote.

The components of net lease cost were as follows:

		(dollars in millions)
Years Ended December 31,	Classification	2024	2023	2022
Operating lease cost(1)	Cost of services Selling, general and administrative expense	$5,607	$5,432	$5,345
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	329	259	224
Interest on lease liabilities	Interest expense	98	69	36
Short-term lease cost(1)	Cost of services Selling, general and administrative expense	21	29	23
Variable lease cost(1)	Cost of services Selling, general and administrative expense	310	313	294
Sublease income	Service revenues and other	(216)	(210)	(199)
Total net lease cost		$6,149	$5,892	$5,723
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

Supplemental disclosure for the statements of cash flows related to operating and finance leases were as follows:

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(5,067)	$(4,929)	$(4,490)
Operating cash flows for finance leases	(98)	(69)	(36)
Cash Flows from Financing Activities
Financing cash flows for finance leases	(794)	(612)	(449)
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	4,385	2,634	2,392
Right-of-use assets obtained in exchange for new finance lease liabilities	1,051	968	832

Supplemental disclosures for the balance sheet related to finance leases were as follows:

	(dollars in millions)
At December 31,	2024	2023
Assets
Property, plant and equipment, net	$1,692	$1,459

Liabilities
Debt maturing within one year	$894	$753
Long-term debt	1,455	1,338
Total Finance lease liabilities	$2,349	$2,091

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At December 31,	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	3	3
Weighted-average discount rate
Operating leases	4.1%	3.6%
Finance leases	4.8%	2.9%

The following table presents the maturity analysis of operating and finance lease liabilities as of December 31, 2024:

		(dollars in millions)
Years	Operating Leases	Finance Leases
2025	$5,013	$954
2026	4,685	714
2027	4,392	457
2028	3,004	248
2029	2,505	116
Thereafter	9,451	53
Total lease payments	29,050	2,542
Less interest	4,707	193
Present value of lease liabilities	24,343	2,349
Less current obligation	4,415	894
Long-term obligation at December 31, 2024	$19,928	$1,455

As of December 31, 2024, we have contractually obligated lease payments amounting to $1.4 billion primarily for office facility operating leases and small cell colocation and fiber operating leases that have not yet commenced. We have legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. We have certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Note 7. Debt
Outstanding long-term debt obligations as of December 31, 2024 and 2023 are as follows:

			(dollars in millions)
At December 31,	Maturities	Interest Rates %	2024	2023
Verizon Communications	< 5 Years	0.75 - 6.94	$29,325	$33,316
	5-10 Years	1.50 - 7.88	33,851	37,229
	> 10 Years	1.13 - 8.95	52,719	55,355
	< 5 Years	Floating(1)	1,171	2,099
	5-10 Years	Floating(1)	1,735	2,029
Alltel Corporation	< 5 Years	6.80	38	N/A
	5-10 Years	6.80 - 7.88	56	94
Operating telephone company subsidiaries – debentures	< 5 Years	6.00 - 8.38	286	79
	5-10 Years	5.13 - 8.75	328	535
Other subsidiaries – asset-backed debt	< 5 Years	0.50 - 6.09	16,363	14,048
	< 5 Years	Floating(1)	9,805	8,163
Finance lease obligations (average rate of 4.8% and 2.9% in 2024 and 2023, respectively)(2)			2,349	2,091
Vendor financing arrangements(2)			85	64
Unamortized discount, net of premium			(3,604)	(3,812)
Unamortized debt issuance costs			(558)	(616)
Total long-term debt, including current maturities			143,949	150,674
Less long-term debt maturing within one year			22,568	12,973
Total long-term debt			$121,381	$137,701

Long-term debt maturing within one year			$22,568	$12,973
Add short-term vendor financing arrangements(2)			65	—
Debt maturing within one year			$22,633	$12,973
Add long-term debt			121,381	137,701
Total debt			$144,014	$150,674
N/A - not applicable
(1) For the period ending December 2024, the debt obligations bore interest at floating rates, including floating rates associated with the Secured Overnight Financing Rate (SOFR) for the interest period plus an applicable interest margin per annum. Floating rates associated with SOFR for the interest payments made in December 2024 ranged from 4.598% to 5.556%.
(2) Finance lease and vendor financing obligations are part of alternative financing arrangements.

Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding finance lease obligations and unamortized debt issuance costs, at December 31, 2024 are as follows:

Years	(dollars in millions)
2025	$21,709
2026	7,823
2027	9,158
2028	11,592
2029	8,673
Thereafter	83,203

During 2024, we received $15.6 billion of proceeds from long-term borrowings, which included $12.4 billion of proceeds from asset-backed debt transactions. The net proceeds were primarily used for general corporate purposes including the repayment of debt and the funding of certain renewable energy projects. We used $20.3 billion of cash to repay and repurchase long-term borrowings and finance lease obligations, including $8.5 billion to prepay and repay asset-backed, long-term borrowings. The net proceeds of approximately $1.0 billion from the notes issued in 2024 are expected to be used to fund certain renewable energy projects.

During 2023, we received $8.6 billion of proceeds from long-term borrowings, which included $6.6 billion of proceeds from asset-backed debt transactions. The net proceeds were primarily used for general corporate purposes including the repayment of debt and the funding of certain renewable energy projects. We used $10.6 billion of cash to repay and repurchase long-term borrowings and finance lease obligations, including $4.4 billion to prepay and repay asset-backed, long-term borrowings. The net proceeds of approximately $1.0 billion from the notes issued in 2023 were used to fund certain renewable energy projects.

2024 Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the year ended December 31, 2024.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Verizon 0.850% - 4.329% notes and floating rate notes, due 2025 - 2028	$2,256	$—
Verizon 4.780% notes due 2035(1)	—	2,191
Total(2)	$2,256	$2,191
(1) The principal amount issued in exchange does not include either an insignificant amount of cash paid in lieu of the issuance of fractional new notes or accrued and unpaid interest paid on the old notes accepted for exchange to the date of exchange.
(2) The debt exchange offers above meet the criteria to be accounted for as a modification of debt. As a result, the excess of the principal amount of notes exchanged over the principal amount of new notes issued of $65 million was recorded as a premium to Long-term debt in the consolidated balance sheets.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Verizon 0.875% - 3.250% notes due 2025 - 2028	€1,981	$2,237
Verizon 0.850% - 3.376% notes and floating rate notes, due 2025 - 2026	$3,314	3,267
Total		$5,504
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase. In addition, for securities denominated in a currency other than the U.S. dollar, cash consideration is shown on a U.S. dollar equivalent basis and includes the amount payable per the derivatives entered into in connection with the transaction. See Note 9 for additional information on cross currency swap transactions related to the transaction.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased	Amount Paid(1)
Verizon 1.625% notes due 2024	€685	$840
Verizon 4.073% notes due 2024	£413	582
Verizon 0.750% notes due 2024	$999	1,003
Verizon floating rate notes due 2024	95	96
Verizon 3.500% notes due 2024	1,161	1,182
Open market repurchases of various Verizon notes(2)	1,255	985
Total		$4,688
(1) Represents amount paid to repay or repurchase, including any accrued interest. In addition, for securities denominated in a currency other than the U.S. dollar, amount paid is shown on a U.S. dollar equivalent basis and includes the amount payable per the derivatives entered into in connection with the transaction. See Note 9 for additional information on cross currency swap transactions related to the transaction.
(2) During 2024, we recorded gains of $267 million in connection with the open market repurchases, which were reflected within Other income (expense), net in our consolidated statement of income.

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

Commercial Paper Program
In 2024, we issued $27.5 billion in net proceeds and made $27.5 billion in principal repayments of commercial paper. These transactions are reflected within Cash flows from financing activities in our consolidated statements of cash flows on a net basis. As of December 31, 2024, we had no commercial paper outstanding.

Asset-Backed Debt
As of December 31, 2024, the carrying value of our asset-backed debt was $26.1 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the year ended December 31, 2024, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2024
Series 2024-1
A-1a Senior class notes	5.000	1.92	$835
A-1b Senior class notes	Compounded SOFR + 0.650	1.92	279
B Junior class notes	5.240	1.92	—
C Junior class notes	5.490	1.92	51

Series 2024-2
A Senior class notes	4.830	4.92	668
B Junior class notes	5.080	4.92	51
C Junior class notes	5.320	4.92	31
January 2024 total			1,915

April 2024
Series 2024-3
A-1a Senior class notes	5.340	2.99	605
A-1b Senior class notes	Compounded SOFR + 0.580	2.99	175
B Junior class notes	5.540	2.99	59
C Junior class notes	5.730	2.99	36
April 2024 total			875

June 2024
Series 2024-4
A-1a Senior class notes	5.210	1.98	289
A-1b Senior class notes	Compounded SOFR + 0.550	1.98	246
B Junior class notes	5.400	1.98	41
C Junior class notes	5.600	1.98	25

Series 2024-5
A Senior class notes	5.000	4.98	512
B Junior class notes	5.250	4.98	39
C Junior class notes	5.490	4.98	24
June 2024 total			1,176

September 2024
Series 2024-6
A-1a Senior class notes	4.170	2.92	1,069
A-1b Senior class notes	Compounded SOFR + 0.670	2.92	267
B Junior class notes	4.420	2.92	—
C Junior class notes	4.670	2.92	61

Series 2024-7
A Senior class notes	4.350	4.92	535
B Junior class notes	4.600	4.92	—
C Junior class notes	4.840	4.92	25
September 2024 total			1,957

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
November 2024
Series 2024-8
A-1a Senior class notes	4.620	2.98	$816
A-1b Senior class notes	Compounded SOFR + 0.420	2.98	75
B Junior class notes	4.820	2.98	68
C Junior class notes	4.990	2.98	41
November 2024 total			1,000
Total			$6,923

Under the terms of each series of ABS Notes outstanding as of December 31, 2024, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the years ended December 31, 2024 and 2023, we made aggregate principal repayments of $4.5 billion and $3.7 billion, respectively, in connection with anticipated redemptions of ABS Notes and notes that have entered the amortization period, including payments in connection with any note redemptions.

In January 2025, we issued $1.1 billion aggregate principal amount of two series of senior and junior ABS Notes, with a blended interest rate of approximately 4.740% and 4.970%, through an ABS Entity. In addition, in connection with an anticipated redemption of ABS Notes, we made a principal repayment, in whole, for $800 million.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2023 (2021 ABS Financing Facility) we prepaid an aggregate of $900 million in January 2024, borrowed an additional $600 million in March 2024, prepaid an aggregate of $900 million in April 2024, borrowed an additional $225 million in June 2024, prepaid an aggregate of $1.2 billion in August 2024, prepaid an aggregate of $950 million in September 2024, borrowed an additional $450 million in September 2024, borrowed an additional $1.6 billion in October 2024 and borrowed an additional $650 million in December 2024. The aggregate outstanding balance under the 2021 ABS Financing Facility was $8.0 billion as of December 31, 2024.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and initially renewed in 2023 (2022 ABS Financing Facility), we borrowed an additional $1.1 billion in June 2024. In December 2024, we renewed the loan agreement in connection with the 2022 ABS Financing Facility which reset the revolving period by one year and we borrowed an additional $1.0 billion. The aggregate outstanding balance under the 2022 ABS Financing Facility was $5.0 billion as of December 31, 2024.

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

The assets and liabilities related to our asset-backed debt arrangements included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2024	2023
Assets
Accounts receivable, net	$18,339	$14,550
Prepaid expenses and other	322	1,288
Other assets	11,647	11,682

Liabilities
Accounts payable and accrued liabilities	37	29
Debt maturing within one year	17,312	7,483
Long-term debt	8,827	14,700

The Accounts receivable, net amounts above do not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 8 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At December 31, 2024
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,963	$—
Various export credit facilities(2)	2025 - 2031	10,000	—	5,441
Total		$22,000	$11,963	$5,441
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of December 31, 2024, there have been no drawings against the revolving credit facility since its inception.
(2) During 2024, there were no drawings from these facilities. During 2023, we drew down $1.0 billion from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In March 2024, we amended our $9.5 billion revolving credit facility to increase the capacity to $12.0 billion and extended its maturity to 2028.

Non-Cash Transactions
During the years ended December 31, 2024, 2023 and 2022, we financed, primarily through alternative financing arrangements, the purchase of approximately $1.6 billion, $1.3 billion and $832 million, respectively, of long-lived assets consisting primarily of network equipment. As of December 31, 2024 and 2023, $2.5 billion and $2.2 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our consolidated statements of cash flows.

Net Debt Extinguishment Gains (Losses)
During the years ended December 31, 2024 and 2023, we recorded net debt extinguishment gains of $385 million and $308 million, respectively. During the year ended December 31, 2022, we recorded net debt extinguishment losses of $1.1 billion. The net gains and losses are recorded in Other income (expense), net in our consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the total cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of December 31, 2024, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 8. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our consolidated balance sheet:

	At December 31, 2024
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$15,839	$5,809	$5,613	$27,261
Less Allowance for credit losses	698	240	214	1,152
Accounts receivable, net of allowance	$15,141	$5,569	$5,399	$26,109
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at December 31, 2024 are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $29.9 billion, which have been transferred to ABS Entities and continue to be reported in our consolidated balance sheet. Included in Other Assets and Accounts receivable, net at December 31, 2023 are net device payment plan agreement receivables and net wireless service receivables of $26.1 billion, which have been transferred to ABS Entities and continue to be reported in our consolidated balance sheet. Included in Accounts receivable, net at December 31, 2024 and December 31, 2023 are net other receivables of $1.2 billion and $911 million, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our consolidated balance sheets. See Note 7 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

Under the Verizon device payment program, our eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program generally pay lower service fees as compared to those under our fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. While we no longer offer Consumer customers fixed-term subsidized service plans for devices, we continue to offer subsidized plans to our Business customers. We also continue to service existing plans for customers who have not yet purchased and activated devices under the Verizon device payment program.

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our consolidated balance sheets:

	(dollars in millions)
At December 31,	2024	2023
Device payment plan agreement receivables, gross	$31,308	$29,206
Unamortized imputed interest	(975)	(758)
Device payment plan agreement receivables, at amortized cost	30,333	28,448
Allowance(1)	(1,315)	(1,151)
Device payment plan agreement receivables, net	$29,018	$27,297

Classified in our consolidated balance sheets:
Accounts receivable, net	$15,141	$13,173
Other assets	13,877	14,124
Device payment plan agreement receivables, net	$29,018	$27,297
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At December 31, 2024 and December 31, 2023, the amount of trade-in liability was $396 million and $566 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the twelve months ended December 31, 2024, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2024	2023	2022 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$3,277	$1,542	$397	$5,216
Existing customers	14,136	8,075	2,906	25,117
Total	$17,413	$9,617	$3,303	$30,333
Gross write-offs
New customers	$376	$563	$111	$1,050
Existing customers	52	201	155	408
Total	$428	$764	$266	$1,458
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on December 31, 2024.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the twelve months ended December 31, 2024, by year of origination:

	Year of Origination
(dollars in millions)	2024	2023 and prior	Total
Wireless service receivables, at amortized cost	$5,760	$49	$5,809
Gross write-offs	374	183	557

The data presented in the table above was last updated on December 31, 2024.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2024	$1,151	$213
Current period provision for expected credit losses	1,585	538
Write-offs charged against the allowance	(1,458)	(557)
Recoveries collected	37	46
Balance at December 31, 2024	$1,315	$240
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

(dollars in millions)	At December 31, 2024
Unbilled	$28,916
Billed:
Current	1,116
Past due	301
Device payment plan agreement receivables, at amortized cost	$30,333

Note 9. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

			(dollars in millions)
	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$16	$—	$16
Interest rate caps	—	3	—	3
Other assets:
Fixed income securities	—	269	—	269
Cross currency swaps	—	500	—	500
Total	$—	$788	$—	$788

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,964	$—	$1,964
Cross currency swaps	—	345	—	345
Foreign exchange forwards	—	5	—	5
Interest rate caps	—	3	—	3
Other liabilities:
Interest rate swaps	—	3,338	—	3,338
Cross currency swaps	—	2,344	—	2,344
Total	$—	$7,999	$—	$7,999
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the carrying amount of our investments without readily determinable fair values was $724 million and $764 million, respectively. During 2024, there were insignificant adjustments due to observable price changes and insignificant impairment charges. Cumulative adjustments due to observable price changes and impairment charges were approximately $186 million and $120 million, respectively.

Verizon had a liability for contingent consideration related to its acquisition of TracFone, completed in November 2021. The fair value was calculated using a probability-weighted discounted cash flow model and represented a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. Subsequent to the Acquisition Date, at each reporting date, the contingent consideration liability was remeasured to fair value. Contingent consideration payments were completed in January of 2024. During 2024 and 2023, we made payments of $52 million and $257 million, respectively, related to the contingent consideration. See Note 3 for additional information.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2024	$141,665	$81,552	$55,464	$—	$137,016
At December 31, 2023	148,583	86,806	58,804	—	145,610

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

		(dollars in millions)
At December 31,	2024	2023
Interest rate swaps	$24,025	$26,071
Cross currency swaps	32,053	33,526
Foreign exchange forwards	620	1,050

The following tables summarize the activities of our designated derivatives:

	(dollars in millions)
Years Ended December 31,	2024	2023
Interest Rate Swaps:
Notional value entered into	$—	$—
Notional value settled	2,046	—
Pre-tax gain recognized in Interest expense	4	1
Cross Currency Swaps:
Notional value entered into	2,146	—
Notional value settled	3,619	1,450
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	(1,839)	1,119
Pre-tax gain (loss) on hedged debt recognized in Interest expense	1,839	(1,119)
Excluded components recognized in Other comprehensive income (loss)	730	826
Initial value of the excluded component amortized into Interest expense	96	109
Treasury Rate Locks:
Notional value entered into	1,000	500
Notional value settled	1,000	500
Pre-tax gain (loss) recognized in Other comprehensive income (loss)	(21)	5

		(dollars in millions)
Years Ended December 31,	2024	2023
Other, net Cash Flows from Operating Activities:
Cash paid for settlement of interest rate swaps	$(57)	$—
Cash received (paid) for settlement of treasury rate locks	(21)	5
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	(243)	(67)

The following table displays the amounts recorded in Long-term debt in our consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	(dollars in millions)
At December 31,	2024	2023
Carrying amount of hedged liabilities	$18,863	$21,838
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(5,192)	(4,354)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	281	400

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the years ended December 31, 2024 and 2023, these amounts completely offset each other and no net gain or loss was recorded.

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

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. For the fair value hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the years ended December 31, 2024 and 2023, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 14 for additional information. We estimate that $94 million will be amortized into Interest expense within the next 12 months.

Treasury Rate Locks
We enter into treasury rate locks designated as cash flow hedges to mitigate our interest rate risk on future transactions. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss).

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both December 31, 2024 and 2023.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	(dollars in millions)
Years Ended December 31,	2024	2023
Foreign Exchange Forwards:
Notional value entered into	$8,640	$11,175
Notional value settled	9,070	11,045
Pre-tax gain (loss) recognized in Other income (expense), net	(50)	25

Foreign Exchange Forwards
We entered into British Pound Sterling and Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both December 31, 2024 and 2023, we did not hold any collateral. At December 31, 2024 and 2023, we posted $2.1 billion and $1.4 billion, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 10. Stock-Based Compensation
Verizon Long-Term Incentive Plan
In May 2017, our shareholders approved the 2017 Long-Term Incentive Plan (the 2017 Plan) and terminated the Company's authority to grant new awards under the Verizon 2009 Long-Term Incentive Plan (the 2009 Plan). The 2017 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. Upon approval of the 2017 Plan, we reserved for issuance under the 2017 Plan the number of shares that were remaining but not issued under the 2009 Plan. Shares subject to outstanding awards under the 2009 Plan that expire, are canceled or otherwise terminated will also be available for awards under the 2017 Plan. As of December 31, 2024, 50 million shares are reserved for future issuance under the 2017 Plan.

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

The following table summarizes Verizon’s Restricted Stock Unit and Performance Stock Unit activity:

	Restricted Stock Units		Performance Stock Units
(shares in thousands)	Equity Awards	Liability Awards	Equity Awards	Liability Awards
Outstanding January 1, 2022	6,779	17,290	8,640	4,465
Granted	4,149	11,309	5,752	197
Payments	(3,313)	(6,363)	—	(2,075)
Cancelled/Forfeited	(362)	(1,627)	(567)	(2,171)
Outstanding December 31, 2022	7,253	20,609	13,825	416
Granted	13,047	17,441	2,537	12
Payments	(3,612)	(12,198)	(3,495)	(121)
Cancelled/Forfeited	(836)	(2,366)	(693)	(31)
Outstanding December 31, 2023	15,852	23,486	12,174	276
Granted	11,118	16,172	(12)	(46)
Payments	(6,439)	(12,393)	(2,175)	(71)
Cancelled/Forfeited	(533)	(1,379)	(181)	(1)
Outstanding December 31, 2024	19,998	25,886	9,806	158
As of December 31, 2024, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $745 million and is expected to be recognized over approximately 2 years.

The equity awards granted in 2024, 2023 and 2022 have weighted-average grant date fair values of $40.31, $37.53 and $53.26 per unit, respectively. During 2024, 2023 and 2022, we paid $508 million, $415 million and $433 million, respectively, to settle RSUs and PSUs classified as liability awards.

Stock-Based Compensation Expense
After-tax compensation expense for stock-based compensation related to RSUs and PSUs described above included in Net income attributable to Verizon was $795 million, $533 million and $609 million for 2024, 2023 and 2022, respectively.

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

Obligations and Funded Status

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2024	2023	2024	2023
Change in Benefit Obligations
Beginning of year	$15,133	$15,369	$11,455	$11,107
Service cost	185	208	52	54
Interest cost	479	752	543	545
Plan amendments	—	—	—	(26)
Actuarial (gain) loss, net	(1,130)	5	(533)	757
Benefits paid	(419)	(1,008)	(978)	(982)
Curtailment and termination benefits	6	5	—	—
Settlements paid	(725)	(198)	—	—
Annuity contracts transfer	(5,611)	—	—	—
End of year	7,918	15,133	10,539	11,455

Change in Plan Assets
Beginning of year	13,536	13,739	466	450
Actual return on plan assets	(400)	751	43	62
Company contributions	421	252	935	936
Benefits paid	(419)	(1,008)	(978)	(982)
Settlements paid	(725)	(198)	—	—
Annuity contracts transfer	(5,611)	—	—	—
End of year	6,802	13,536	466	466

Funded Status - End of year	$(1,116)	$(1,597)	$(10,073)	$(10,989)

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2024	2023	2024	2023
Amounts recognized in the balance sheets
Current liabilities	$(38)	$(42)	$(643)	$(685)
Non-current liabilities	(1,078)	(1,555)	(9,430)	(10,304)
Total	$(1,116)	$(1,597)	$(10,073)	$(10,989)
Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Prior service cost (benefit)	$523	$635	$(833)	$(962)
Total	$523	$635	$(833)	$(962)

The accumulated benefit obligation for all defined benefit pension plans was $7.9 billion and $15.1 billion at December 31, 2024 and 2023, respectively.

Pension Annuitization
On February 29, 2024, we entered into two separate commitment agreements, one by and between the Company, State Street Global Advisors Trust Company (State Street), as independent fiduciary of the Verizon Management Pension Plan and Verizon Pension Plan for Associates (the Pension Plans), and The Prudential Insurance Company of America (Prudential), and one by and between the Company, State Street and RGA Reinsurance Company (RGA), under which the Pension Plans purchased nonparticipating single premium group annuity contracts from Prudential and RGA, respectively, to settle approximately $5.8 billion of benefit liabilities of the Pension Plans, net of certain adjustments, resulting in a net pre-tax settlement gain of $200 million.

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

The purchase of the group annuity contracts was funded directly by transferring $5.6 billion, of assets of the Pension Plans, net of certain settlements. The Company made additional contributions to the Pension Plans prior to the closing date of the transaction, as discussed below. With these contributions, the funded ratio of each of the Pension Plans does not change as a result of this transaction.

Pension plan assets and liabilities are primarily presented within Employee benefit obligations in our consolidated balance sheets.

Actuarial (Gain) Loss, Net
The net actuarial gain in 2024 is primarily the result of a $1.4 billion gain ($764 million in our pension plans and $656 million in our postretirement benefit plans) due to an increase in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 5.0% for both our pension and postretirement plans at December 31, 2023 to a weighted-average of 5.8% for our pension plans and 5.6% for our postretirement plans at December 31, 2024, as well as a net pre-tax settlement gain of $200 million resulting from the pension annuitization transaction discussed above.

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

Plan Amendments
The reclassifications from the amounts recorded in Accumulated other comprehensive income (loss) as a result of collective bargaining agreements and plan amendments made in 2016, 2017, 2018 and 2022 resulted in a net increase to net periodic benefit cost and net decrease to pre-tax income of an insignificant amount during 2024. The similar reclassifications resulted in a net decrease to net periodic benefit cost and net increase to pre-tax income of $252 million during 2023 and $390 million during 2022.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2024	2023
Accumulated benefit obligation	$7,881	$15,086
Fair value of plan assets	6,802	13,534

Information for pension plans with a projected benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2024	2023
Projected benefit obligation	$7,918	$15,133
Fair value of plan assets	6,802	13,536

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

					(dollars in millions)
	Pension			Health Care and Life
Years Ended December 31,	2024	2023	2022	2024	2023	2022
Service cost - Cost of services	$159	$182	$216	$44	$46	$79
Service cost - Selling, general and administrative expense	26	26	30	8	8	15
Service cost	185	208	246	52	54	94

Amortization of prior service cost (credit)	112	112	82	(129)	(419)	(530)
Expected return on plan assets	(620)	(1,013)	(1,119)	(28)	(31)	(27)
Interest cost	479	752	544	543	545	332
Remeasurement loss (gain), net	(110)	266	1,505	(547)	726	(3,182)
Curtailment and termination benefits	—	—	2	—	—	—
Other components	(139)	117	1,014	(161)	821	(3,407)

Total	$46	$325	$1,260	$(109)	$875	$(3,313)

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Other pre-tax changes in plan assets and benefit obligations recognized in Other comprehensive (income) loss are as follows:

				(dollars in millions)
	Pension			Health Care and Life
At December 31,	2024	2023	2022	2024	2023	2022
Reversal of amortization items
Prior service cost (benefit)	$(112)	$(112)	$(82)	$129	$419	$530
Total recognized in Other comprehensive loss (income) (pre-tax)	$(112)	$(112)	$(82)	$129	$419	$530

Assumptions
The weighted-average assumptions used in determining benefit obligations follow:

	Pension		Health Care and Life
At December 31,	2024	2023	2024	2023
Discount Rate	5.80%	5.00%	5.60%	5.00%
Rate of compensation increases	3.00%	3.00%	N/A	N/A
N/A - not applicable

The weighted-average assumptions used in determining net periodic cost follow:

	Pension			Health Care and Life
At December 31,	2024	2023	2022	2024	2023	2022
Discount rate in effect for determining service cost	5.40%	5.30%	3.80%	5.10%	5.30%	3.20%
Discount rate in effect for determining interest cost	5.20	5.10	3.20	4.90	5.10	2.30
Expected return on plan assets	7.90	7.70	6.70	6.30	7.30	4.90
Rate of compensation increases	3.00	3.00	3.00	N/A	N/A	N/A
N/A - not applicable

In determining our pension and other postretirement benefit obligations, we used a weighted-average discount rate of 5.7% in 2024. The rates were selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2024. The bonds selected had maturities that coincided with the time periods during which benefits payments are expected to occur, were non-callable (or callable with certain selection criteria met) and available in sufficient quantities to ensure marketability (at least $300 million par outstanding).

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

The assumed health care cost trend rates are as follows:

	Health Care and Life
At December 31,	2024	2023	2022
Weighted-average healthcare cost trend rate assumed for next year	8.80%	7.30%	6.60%
Rate to which cost trend rate gradually declines	4.50	4.50	4.50
Year the rate reaches the level it is assumed to remain thereafter	2034	2032	2031

Plan Assets
The Company’s overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. While target allocation percentages will vary over time, the current target allocation for plan assets is designed so that 53% to 63% of the assets have the objective of achieving a return in excess of the growth in liabilities (comprised of public equities, private equities, real estate, hedge funds, high yield bonds and emerging market debt) and 41% to 51% of the assets are invested as liability hedging assets (where interest rate sensitivity of the liability hedging assets better match the interest rate sensitivity of the liability) and a maximum of 10% is in cash. This allocation will shift as funded status improves to a higher allocation of liability hedging assets. Target policies will be revisited periodically to ensure they are in line with fund objectives. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors. Due to our diversification and risk control processes, there are no significant concentrations of risk, in terms of sector, industry, geography or company names.

Pension and healthcare and life plans assets do not include significant amounts of Verizon bonds or common stock.

Pension Plans
The fair values for the pension plans by asset category at December 31, 2024 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$542	$530	$12	$—
Equity securities	12	12	—	—
Fixed income securities
U.S. Treasuries and agencies	720	527	193	—
Corporate bonds	1,129	627	502	—
International bonds	113	—	113	—
Other	82	(87)	169	—
Real estate	934	—	—	934
Other
Private equity	564	—	—	564
Hedge funds	50	—	27	23
Total investments at fair value	4,146	1,609	1,016	1,521
Investments measured at NAV	2,656
Total	$6,802	$1,609	$1,016	$1,521

The fair values for the pension plans by asset category at December 31, 2023 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,956	$1,771	$185	$—
Equity securities	69	55	14	—
Fixed income securities
U.S. Treasuries and agencies	1,412	1,274	138	—
Corporate bonds	2,994	204	2,790	—
International bonds	341	3	338	—
Other	768	234	534	—
Real estate	996	—	—	996
Other
Private equity	512	—	—	512
Hedge funds	56	—	30	26
Total investments at fair value	9,104	3,541	4,029	1,534
Investments measured at NAV	4,432
Total	$13,536	$3,541	$4,029	$1,534

The following is a reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs:

	(dollars in millions)
	Real Estate	Private Equity	Hedge Funds	Total
Balance at January 1, 2023	$1,002	$569	$52	$1,623
Actual gain (loss) on plan assets	(54)	14	4	(36)
Purchases (sales)	48	(67)	(1)	(20)
Transfers out	—	(4)	(29)	(33)
Balance at December 31, 2023	996	512	26	1,534
Actual gain (loss) on plan assets	(69)	55	1	(13)
Purchases (sales)	12	(1)	(1)	10
Transfers out	(5)	(2)	(3)	(10)
Balance at December 31, 2024	$934	$564	$23	$1,521

Health Care and Life Plans
The fair values for the other postretirement benefit plans by asset category at December 31, 2024 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$21	$—	$21	$—
Equity securities	223	223	—	—
Fixed income securities
U.S. Treasuries and agencies	149	135	14	—
Corporate bonds	45	32	13	—
International bonds	15	11	4	—
Other	10	—	10	—
Total investments at fair value	463	401	62	—
Investments measured at NAV	3
Total	$466	$401	$62	$—

The fair values for the other postretirement benefit plans by asset category at December 31, 2023 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$27	$—	$27	$—
Equity securities	229	229	—	—
Fixed income securities
U.S. Treasuries and agencies	138	118	20	—
Corporate bonds	41	29	12	—
International bonds	12	10	2	—
Other	14	—	14	—
Total investments at fair value	461	386	75	—
Investments measured at NAV	5
Total	$466	$386	$75	$—

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

Employer Contributions
In 2024, we made discretionary contributions in the aggregate amount of $365 million to the Pension Plans, $56 million of contributions to our nonqualified pension plans and $935 million of contributions to our other postretirement benefit plans. For 2025, we expect no required qualified pension plan contributions and insignificant nonqualified pension plan contributions. Contributions to our other postretirement benefit plans are estimated to be approximately $726 million in 2025.

Estimated Future Benefit Payments
The benefit payments to retirees are expected to be paid as follows:

		(dollars in millions)
Year	Pension Benefits	Health Care and Life
2025	$1,024	$754
2026	770	795
2027	357	810
2028	384	829
2029	412	836
2030 to 2034	2,448	4,364

Savings Plan and Employee Stock Ownership Plans
We maintain four leveraged employee stock ownership plans (ESOP). We match a certain percentage of eligible employee contributions to certain savings plans with shares of our common stock from this ESOP. At December 31, 2024, the number of allocated shares of common stock in this ESOP was 39 million. There were no unallocated shares of common stock in this ESOP at December 31, 2024. All leveraged ESOP shares are included in earnings per share computations.

Total savings plan costs were $700 million in 2024, $724 million in 2023 and $620 million in 2022.

Severance Benefits
The following table provides an analysis of our severance liability:

			(dollars in millions)
Year	Beginning of Year	Charged to Expense	Payments	End of Year
2022	$548	$319	$(214)	$653
2023	653	531	(617)	567
2024	567	1,494	(966)	1,095

Severance, Pension and Benefits Charges (Credits)
During 2024, we recorded net pre-tax severance charges of $1.5 billion, principally as a result of our voluntary separation program, but also as a result of other headcount reduction initiatives, in Selling, general and administrative expense in our consolidated statements of income. In June 2024, we announced a voluntary separation program for select U.S.-based management employees. Approximately 4,800 eligible employees will separate from Verizon under this program by the end of March 2025, with the majority of these employees having exited through December 31, 2024.

During 2023 and 2022, we recorded net pre-tax severance charges of $531 million and $319 million, respectively in Selling, general and administrative expense in our consolidated statements of income.

During 2024, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefits credits of $657 million in our pension and postretirement benefit plans. The net gain was recorded in Other income (expense), net, in our consolidated statement of income. This was primarily driven by a credit of $1.4 billion ($764 million for pension plans and $656 million for postretirement benefit plans) due to an increase in our discount rate assumption used to determine the current year liabilities of our pension plans from a weighted-average of 5.0% for both our pension and post retirement plans at December 31, 2023 to a weighted-average of 5.8% for our pension plans and 5.6% for our postretirement benefit plans at December 31, 2024; a charge of $1.0 billion due to the difference between our estimated and our actual return on plan assets; and a net pre-tax settlement credit of $200 million resulting from the pension annuitization transaction discussed above.

During 2023, we recorded net pre-tax pension and benefits charges of $992 million in our pension and postretirement benefit plans. The charges were recorded in Other income (expense), net, in our consolidated statement of income and were primarily driven by a charge of $534 million due to an increase in our healthcare cost trend rate assumption used to determine the current year liabilities of our postretirement benefit plans from a weighted-average of 6.6% at December 31, 2022 to a weighted-average of 7.3% at December 31, 2023; a charge of $503 million due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans ($288 million) and postretirement benefit plans ($215 million) from a weighted-average of 5.2% at December 31, 2022 to a weighted-average of 5.0% at December 31, 2023; a net credit of $45 million primarily due to changes in other actuarial assumption adjustments, which includes the difference between our estimated and our actual return on plan assets.

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

Note 12. Taxes
The components of income before provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Domestic	$21,253	$15,668	$26,822
Foreign	1,726	1,319	1,449
Total	$22,979	$16,987	$28,271

The components of the provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Current
Federal	$3,367	$2,070	$2,411
Foreign	240	219	201
State and local	608	215	938
Total	4,215	2,504	3,550
Deferred
Federal	807	1,799	2,529
Foreign	(4)	28	(22)
State and local	12	561	466
Total	815	2,388	2,973
Total income tax provision	$5,030	$4,892	$6,523

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

					(dollars in millions)
	2024		2023		2022
Years Ended December 31,	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$4,825	21.0%	$3,567	21.0%	$5,937	21.0%
State and local income taxes, net of federal income tax effect(1)	566	2.5	664	3.9	1,104	3.9
Foreign tax effects	(68)	(0.3)	(16)	(0.1)	(120)	(0.4)
Effect of cross-border tax laws	—	—	18	0.1	15	0.1
Tax credits	(27)	(0.1)	(27)	(0.2)	(30)	(0.1)
Changes in valuation allowances	15	0.1	—	—	11	—
Nontaxable or nondeductible items
Goodwill impairment	—	—	1,149	6.8	—	—
Other	(116)	(0.5)	(133)	(0.8)	(145)	(0.5)
Changes in unrecognized tax benefits	40	0.2	(27)	(0.2)	(118)	(0.4)
Other adjustments
Federal refund claims	(17)	(0.1)	(245)	(1.4)	—	—
Other	(188)	(0.9)	(58)	(0.3)	(131)	(0.5)
Effective income tax rate	$5,030	21.9%	$4,892	28.8%	$6,523	23.1%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Maryland and Pennsylvania for 2024, California, Georgia, Illinois, Maryland and Virginia for 2023, and California, Florida, Georgia, Illinois, New Jersey, Oregon and Pennsylvania for 2022.

The effective income tax rate for 2024 was 21.9% compared to 28.8% for 2023. The decrease in the effective income tax rate was primarily due to the Verizon Business Group goodwill impairment charge of $5.8 billion in 2023 that substantially decreased income before income taxes and was not deductible. The increase in the provision for income taxes was primarily due to the increase in income before income taxes in the current period.

The effective income tax rate for 2023 was 28.8% compared to 23.1% for 2022. The increase in the effective income tax rate was primarily due to the Verizon Business Group goodwill impairment charge of $5.8 billion that substantially decreased income before income taxes and was not deductible. The decrease in the provision for income taxes was primarily due to the decrease in income before income taxes in the current period.

The amounts of cash taxes paid by Verizon are as follows:

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Federal	$4,745	$1,447	$1,865
State	665	672	670
Foreign
Ireland	156	143	147
All other foreign	66	81	54
Income taxes, net of amounts refunded	5,632	2,343	2,736
Employment taxes	992	1,016	1,245
Property and other taxes	1,836	2,007	1,959
Total	$8,460	$5,366	$5,940

In 2024, there were no individual jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid. In 2022 and 2023, the only jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid was Ireland.

Deferred Tax Assets and Liabilities
Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities are as follows:

	(dollars in millions)
At December 31,	2024	2023
Deferred tax assets
Employee benefits	$3,676	$3,913
Tax loss, credit, and other carry forwards	1,719	1,922
Lease liabilities	5,138	5,480
Other - assets	1,735	1,708
	12,268	13,023
Valuation allowances	(1,399)	(1,341)
Deferred tax assets	10,869	11,682

Deferred tax liabilities
Spectrum and other intangible amortization	29,302	28,535
Depreciation	20,424	20,884
Lease right-of-use assets	4,822	5,200
Other - liabilities	2,904	2,696
Deferred tax liabilities	57,452	57,315
Net deferred tax liability	$46,583	$45,633

Undistributed earnings of certain foreign subsidiaries continue to be indefinitely invested outside the U.S. The majority of Verizon's cash flow is generated from domestic operations and we are not dependent on foreign cash or earnings to meet our funding requirements, nor do we intend to repatriate these undistributed foreign earnings to fund U.S. operations. Furthermore, a portion of these undistributed earnings represents amounts that legally must be kept in reserve in accordance with certain foreign jurisdictional requirements and are unavailable for distribution or repatriation. As a result, we have not provided U.S. deferred taxes on these undistributed earnings because we intend that they will remain indefinitely reinvested outside of the U.S. and, therefore unavailable for use in funding U.S. operations. Determination of the amount of unrecognized deferred taxes related to these undistributed earnings is not practicable.

At December 31, 2024, we had net after-tax loss, credit, and other carry forwards for income tax purposes of approximately $1.7 billion that relate to federal, state and foreign taxes. Of these net after-tax loss, credit, and other carry forwards, approximately $1.1 billion will expire between 2025 and 2044 and approximately $591 million may be carried forward indefinitely.

During 2024, the valuation allowance increased by $59 million. The $1.4 billion valuation allowance at December 31, 2024 is primarily related to state and foreign taxes.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

		(dollars in millions)
	2024	2023	2022
Balance at January 1,	$2,705	$2,812	$3,134
Additions based on tax positions related to the current year	91	114	123
Additions for tax positions of prior years	203	185	122
Reductions for tax positions of prior years	(229)	(154)	(419)
Settlements	(70)	(50)	(92)
Lapses of statutes of limitations	(65)	(202)	(56)
Balance at December 31,	$2,635	$2,705	$2,812

Included in the total unrecognized tax benefits at December 31, 2024, 2023 and 2022 is $2.3 billion, $2.3 billion and $2.5 billion, respectively, that if recognized, would favorably affect the effective income tax rate.

We recognized the following net after-tax expenses (benefit) related to interest and penalties in the provision for income taxes:

Years Ended December 31,	(dollars in millions)
2024	$55
2023	86
2022	35

The after-tax accruals for the payment of interest and penalties in the consolidated balance sheets are as follows:

At December 31,	(dollars in millions)
2024	$684
2023	630
The decrease in unrecognized tax benefits in 2024 was primarily due to the resolution of issues under income tax examinations. The decrease in unrecognized tax benefits for 2023 was primarily due to lapses of statutes of limitations.

Verizon and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the IRS and multiple state and foreign jurisdictions for various open tax years. The IRS is currently examining the Company’s U.S. income tax returns for tax years 2017 through 2019 and Cellco's U.S. income tax return for tax year 2020. Tax controversies are ongoing for tax years as early as 2009 in certain states and as early as 2000 outside the U.S.

Note 13. Segment Information
Reportable Segments
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. We measure and evaluate our reportable segments based on segment operating income, consistent with the chief operating decision maker's (CODM) assessment of segment performance.

The Company's CODM is the Chief Executive Officer. The CODM uses segment operating income to allocate resources (including employees, financial or capital resources) and to assess performance during the monthly and quarterly financial strategic review process. When assessing segment performance and how to allocate resources, the CODM focuses on evaluating whether revenues generated are sufficient to cover variable and fixed costs with an appropriate return on investment. Key decisions considered by the CODM using segment operating income include prioritization and timing of changes to network technologies, allocation of capital expenditures based on the Company's priorities, geographic expansion of wireline and wireless networks, establishment of key financial and operational targets, pricing decisions, branding matters and people management.

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

Verizon Business Group	Our Business segment provides wireless and wireline communications services and products, including FWA broadband, data, video and advanced communication services, corporate networking solutions, security and managed network services, local and long distance voice services and network access to deliver various IoT services and products. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis. Our Business segment’s wireless and wireline products and services are organized by the primary customer groups for these offerings: Enterprise and Public Sector, Business Markets and Other, and Wholesale.

Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore included in the CODM’s assessment of segment performance.

The following tables provide operating financial information for our two reportable segments:

	(dollars in millions)
2024	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$76,880	$—	$76,880
Wireless equipment	19,598	—	19,598
Other(1)	6,213	—	6,213
Enterprise and Public Sector	—	14,218	14,218
Business Markets and Other	—	13,081	13,081
Wholesale	—	2,196	2,196
Intersegment revenues	213	36	249
Total Operating Revenues(2)	102,904	29,531	132,435

Operating Expenses(3)
Cost of wireless equipment	21,259	4,841	26,100
Centrally managed network and shared service costs(4)	17,781	10,200	27,981
Depreciation and amortization expense	13,552	4,307	17,859
Other segment expenses(5)	20,828	8,125	28,953
Total Operating Expenses	73,420	27,473	100,893
Operating Income	$29,484	$2,058	$31,542
(1) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, revenues associated with certain products included in our device protection offerings, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(2) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $25.9 billion and $3.6 billion, respectively, for the year ended December 31, 2024.
(3) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(4) Centrally managed network and shared service costs include costs for network and leased assets, supply chain and other centralized services that are allocated to our Consumer and Business segments based on proportionate usage of services.
(5) Other segment expenses for each reportable segment include certain personnel, digital content, sales-related, overhead, other direct and operating costs.

	(dollars in millions)
2023	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$74,874	$—	$74,874
Wireless equipment	20,645	—	20,645
Other(1)	5,898	—	5,898
Enterprise and Public Sector	—	15,076	15,076
Business Markets and Other	—	12,697	12,697
Wholesale	—	2,313	2,313
Intersegment revenues	209	36	245
Total Operating Revenues(2)	101,626	30,122	131,748

Operating Expenses(3)
Cost of wireless equipment	21,827	4,959	26,786
Centrally managed network and shared service costs(4)	17,496	10,590	28,086
Depreciation and amortization expense	13,077	4,488	17,565
Other segment expenses(5)	20,215	8,019	28,234
Total Operating Expenses	72,615	28,056	100,671
Operating Income	$29,011	$2,066	$31,077
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
(3) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(4) Centrally managed network and shared service costs include costs for network and leased assets, supply chain and other centralized services that are allocated to our Consumer and Business segments based on proportionate usage of services.
(5) Other segment expenses for each reportable segment include certain personnel, digital content, sales-related, overhead, other direct and operating costs.

	(dollars in millions)
2022	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service	$73,139	$—	$73,139
Wireless equipment	23,168	—	23,168
Other(1)	6,996	—	6,996
Enterprise and Public Sector	—	15,692	15,692
Business Markets and Other	—	12,753	12,753
Wholesale	—	2,584	2,584
Intersegment revenues	203	43	246
Total Operating Revenues(2)	103,506	31,072	134,578

Operating Expenses(3)
Cost of wireless equipment	25,134	5,362	30,496
Centrally managed network and shared service costs(4)	16,997	10,840	27,837
Depreciation and amortization expense	12,716	4,312	17,028
Other segment expenses(5)	19,813	7,927	27,740
Total Operating Expenses	74,660	28,441	103,101
Operating Income	$28,846	$2,631	$31,477
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
(3) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(4) Centrally managed network and shared service costs include costs for network and leased assets, supply chain and other centralized services that are allocated to our Consumer and Business segments based on proportionate usage of services.
(5) Other segment expenses for each reportable segment include certain personnel, digital content, sales-related, overhead, other direct and operating costs.

The following table provides Fios revenues for our two reportable segments and includes intersegment activity:

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Consumer	$11,647	$11,614	$11,622
Business	1,252	1,235	1,201
Total Fios revenue	$12,899	$12,849	$12,823

The following table provides Wireless service revenue for our reportable segments and includes intersegment activity:

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Consumer	$65,374	$63,358	$61,509
Business	13,753	13,372	12,845
Total Wireless service revenue	$79,127	$76,730	$74,354

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the CODM does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the total reportable segments’ operating revenues to consolidated operating revenues is as follows:

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Operating Revenues
Total reportable segments	$132,435	$131,748	$134,578
Corporate and other	2,609	2,479	2,510
Reconciling items:
Eliminations	(256)	(253)	(253)
Consolidated Operating Revenues	$134,788	$133,974	$136,835

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Operating Income
Total reportable segments	$31,542	$31,077	$31,477
Corporate and other	(610)	(643)	(319)
Reconciling items:
Severance charges	(1,733)	(533)	(304)
Other components of net periodic pension and benefit charges (Note 11)	(33)	(248)	(387)
Asset and business rationalization	(374)	(480)	—
Legacy legal matter	(106)	—	—
Verizon Business Group goodwill impairment	—	(5,841)	—
Legal settlement	—	(100)	—
Business transformation costs	—	(176)	—
Non-strategic business shutdown	—	(179)	—
Consolidated operating income	28,686	22,877	30,467
Equity in earnings (losses) of unconsolidated businesses	(53)	(53)	44
Other income (expense), net	995	(313)	1,373
Interest expense	(6,649)	(5,524)	(3,613)
Income Before Provision For Income Taxes	$22,979	$16,987	$28,271
No single customer accounted for more than 10% of our total operating revenues during the years ended December 31, 2024, 2023 or 2022. International operating revenues were not significant during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, international long-lived assets were not significant.

The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segment operating income.

Note 14. Equity and Comprehensive Income (Loss)
Equity
Common Stock
In February 2020, the Board of Directors of the Company authorized a share buyback program to repurchase up to 100 million shares of our common stock. The program will terminate when the aggregate number of shares purchased reaches 100 million or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. During the years ended December 31, 2024, 2023, and 2022, we did not repurchase any shares of our common stock under our authorized share buyback program. At December 31, 2024, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2024, 2023, and 2022, we issued 5.4 million, 4.4 million and 2.1 million shares of common stock from treasury stock, which had aggregate values of $238 million, $192 million and $91 million, respectively.

Noncontrolling Interests
During the year ended December 31, 2024, Verizon entered into and completed agreements to acquire additional interests in certain controlled entities for cash consideration of $280 million. Verizon continues to retain controlling financial interest within these entities; therefore, the changes in ownership interest were accounted for as equity transactions. This resulted in a reduction of additional paid-in capital of $228 million, reflected in Other, and a reduction of noncontrolling interest of $52 million, reflected in Distributions and other, both within our consolidated statement of changes in equity for the year ended December 31, 2024. These transactions were recorded within Other, net cash flow from financing activities in our consolidated statement of cash flows for the year ended December 31, 2024.

Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of provision for income taxes are described below.

The changes in the balances of Accumulated other comprehensive income (loss) by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2022	$(545)	$(1,472)	$—	$16	$1,074	$(927)
Excluded components recognized in other comprehensive income	—	—	(371)	—	—	(371)
Other comprehensive loss	(153)	(174)	—	(25)	(317)	(669)
Amounts reclassified to net income	—	496	(60)	—	(334)	102
Net other comprehensive income (loss)	(153)	322	(431)	(25)	(651)	(938)
Balance at December 31, 2022	(698)	(1,150)	(431)	(9)	423	(1,865)
Excluded components recognized in other comprehensive income	—	—	617	—	—	617
Other comprehensive income	62	3	—	5	—	70
Amounts reclassified to net income	—	85	(81)	2	(208)	(202)
Net other comprehensive income (loss)	62	88	536	7	(208)	485
Balance at December 31, 2023	(636)	(1,062)	105	(2)	215	(1,380)
Excluded components recognized in other comprehensive income	—	—	547	—	—	547
Other comprehensive loss	(97)	(16)	—	(3)	—	(116)
Amounts reclassified to net income	—	97	(63)	—	(8)	26
Net other comprehensive income (loss)	(97)	81	484	(3)	(8)	457
Balance at December 31, 2024	$(733)	$(981)	$589	$(5)	$207	$(923)

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

Note 15. Additional Financial Information
The following tables provide additional financial information related to our consolidated financial statements:

Income Statement Information

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Depreciation expense	$15,112	$14,937	$14,592
Interest costs on debt balances	7,382	7,123	5,429
Net amortization of debt discount	230	219	214
Capitalized interest costs	(963)	(1,818)	(2,030)
Advertising expense	3,976	3,847	3,556

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Other income (expense), net
Interest income	$336	$354	$146
Other components of net periodic benefit (cost) income	300	(938)	2,386
Net debt extinguishment gains (losses)	385	308	(1,077)
Other, net	(26)	(37)	(82)
	$995	$(313)	$1,373
Balance Sheet Information

	(dollars in millions)
At December 31,	2024	2023
Prepaid expenses and other
Prepaid taxes	$811	$550
Deferred contract costs	2,932	2,756
Collateral payments related to derivative contracts	2,118	1,406
Restricted cash	319	1,244
Other prepaid expense and other	1,793	1,651
	$7,973	$7,607

Accounts payable and accrued liabilities
Accounts payable	$10,425	$10,021
Accrued expenses	5,058	5,190
Accrued vacation, salaries and wages	4,436	4,060
Interest payable	1,553	1,570
Taxes payable	1,902	2,612
	$23,374	$23,453

Other current liabilities
Dividends payable	$2,878	$2,821
Contract liability	7,492	6,955
Other	3,979	2,755
	$14,349	$12,531

As of December 31, 2024 and 2023, Property, plant and equipment includes approximately $3.3 billion and $3.8 billion, respectively, of additions that have not yet been paid.

Cash Flow Information

	(dollars in millions)
Years Ended December 31,	2024	2023	2022
Cash Paid
Interest, net of amounts capitalized	$5,505	$4,384	$3,316
Income taxes, net of amounts refunded	5,632	2,343	2,736

Other, net Cash Flows from Operating Activities
Changes in device payment plan agreement non-current receivables	$(538)	$(2,975)	$(4,919)
Net debt extinguishment (gains) losses	(385)	(308)	1,077
Other, net	1,096	(427)	64
	$173	$(3,710)	$(3,778)

Other, net Cash Flows from Financing Activities
Net debt related costs(1)	$(259)	$(73)	$(366)
Other, net	(816)	(1,397)	(1,706)
	$(1,075)	$(1,470)	$(2,072)
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

The following table presents the confirmed obligations in the SFP and the related activities:

(dollars in millions)
Year Ended December 31,	2024
Confirmed obligations outstanding at the beginning of the year	$817
Invoices added during the year	3,549
Invoices paid during the year	(3,594)
Confirmed obligations outstanding at the end of year	$772

Confirmed obligations outstanding related to suppliers participating in the SFP are recorded within Accounts payable and accrued liabilities in our consolidated balance sheets and the associated payments are reflected in the operating activities section of our consolidated statements of cash flows. As of December 31, 2024 and 2023, $772 million and $817 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the SFP.

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

Verizon is currently involved in approximately 30 federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and could seek injunctive relief as well. These cases have progressed to various stages and a small number may have gone to trial or may go to trial in the coming 12 months if they are not otherwise resolved.

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

As of December 31, 2024, letters of credit totaling approximately $816 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding.

As of December 31, 2024, Verizon had 28 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Nineteen of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

We have various unconditional purchase obligations, which represent agreements to purchase goods or services that are enforceable and legally binding. We estimate that these unconditional purchase obligations, for contracts with terms in excess of one year, total $16.7 billion, and primarily represent commitments to purchase content, network equipment, software and services, marketing services and other items which will be used or sold in the ordinary course of business from a variety of suppliers. Of this total amount, $6.2 billion is attributable to 2025, $5.5 billion is attributable to 2026, $3.1 billion is attributable to 2027, $1.3 billion is attributable to 2028, $291 million is attributable to 2029 and $363 million is attributable to years thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on the noncancelable quantities to which we are contractually obliged. Since the commitments to purchase programming services from television networks and broadcast stations have no minimum volume requirement, we estimated our obligation based on number of subscribers at December 31, 2024, and applicable rates stipulated in the contracts in effect at that time. We also purchase products and services as needed with no firm commitment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. In the third quarter of 2020, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace many of our existing core financial systems. The new ERP system is designed to enhance the flow of financial information, facilitate data analysis and accelerate information reporting. The implementation is ongoing and is expected to continue over the next few years.

As the phased implementation of the new ERP system continues, we could have changes to our processes and procedures which, in turn, could result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

There were no changes in Verizon's internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of Verizon’s internal control over financial reporting as of December 31, 2024. Based on this assessment, management believes that the internal control over financial reporting of Verizon is effective as of December 31, 2024. In connection with this assessment, there were no material weaknesses in Verizon’s internal control over financial reporting identified by management. The Company’s independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on Verizon’s internal control over financial reporting and is included in Item 8 of this Annual Report.

Item 9B. Other Information
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information with respect to our current executive officers.

Name	Age	Office	Held Since
Hans Vestberg	59	Chairman and Chief Executive Officer	2019
Samantha Hammock	46	Executive Vice President and Chief Human Resources Officer	2021
Kyle Malady	57	Executive Vice President and Group CEO - Verizon Business	2023
Joseph Russo	51	Executive Vice President and President - Global Networks and Technology	2023
Sowmyanarayan Sampath	48	Executive Vice President and Group CEO - Verizon Consumer	2023
Anthony Skiadas	56	Executive Vice President and Chief Financial Officer	2023
Mary-Lee Stillwell	51	Senior Vice President and Controller	2023
Vandana Venkatesh	53	Executive Vice President - Public Policy and Chief Legal Officer	2022

Each of the above officers has held the indicated office or other high-level managerial positions within the Company or one of its subsidiaries for at least five years, with the exception of Samantha Hammock and Mary-Lee Stillwell, who have both been with Verizon since 2020. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

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

For other information required by this item, see the sections entitled "Governance — Item 1: Election of Directors — Election process and — Nominees for election, — Our governance framework — Board committees — Audit Committee, — Other risk-related matters — Business conduct and ethics and — Insider trading policy, and — Where to find more information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation
For information with respect to executive compensation, see the sections entitled "Governance — Non-employee Director compensation" and "Executive compensation — Compensation discussion and analysis, — Compensation Committee Report and — Compensation tables" (excluding information under "— Pay versus performance") in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders, which are incorporated by reference herein. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of certain beneficial owners, the directors and executive officers, see the section entitled "Stock ownership — Security ownership of certain beneficial owners and management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table provides information as of December 31, 2024 for (i) all equity compensation plans previously approved by the Company’s shareholders, and (ii) all equity compensation plans not previously approved by the Company’s shareholders. Since May 4, 2017, the Company has only issued awards under the 2017 Verizon Communications. Inc. Long-Term Incentive Plan (2017 LTIP), which provides for awards of stock options, restricted stock, restricted stock units, performance stock units and other equity-based hypothetical stock units to employees of Verizon. No new awards are permitted to be issued under any other equity compensation plan. In accordance with SEC rules, the table does not include outstanding awards that are payable solely in cash by the terms of the award, and such awards do not reduce the number of shares remaining for issuance under the 2017 LTIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	29,804,583	(1)	$—	(2)	49,966,120	(3)
Equity compensation plans not approved by security holders	68,189	(4)	—		—
Total	29,872,772		$—		49,966,120
(1) This amount includes: 29,804,583 shares of common stock subject to outstanding restricted stock units and performance stock units, including dividend equivalents accrued on such awards through December 31, 2024. This does not include performance stock units, deferred stock units and deferred share equivalents payable solely in cash.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions and director independence, see the sections entitled "Governance — Our governance framework — Other risk-related matters — Related person transactions and — Item 1: Election of Directors — Our Board's independence" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, Auditor Firm ID: 42.

For information with respect to principal accounting fees and services, see the section entitled "Audit matters — Item 3: Ratification of appointment of independent registered public accounting firm" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

2
Agreement and Plan of Merger, dated as of September 4, 2024, by and among Verizon Communications Inc., Frontier Communications Parent, Inc. and France Merger Sub Inc. (filed as Exhibit 2.1 to Form 8-K filed on September 5, 2024 and incorporated herein by reference).*

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (filed as Exhibit 3a to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference).

3b	Bylaws of Verizon Communications Inc., as amended and restated, effective as of December 5, 2024 (filed as Exhibit 3b to Form 8-K filed on December 6, 2024 and incorporated herein by reference).

4a	Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of December 1, 2000 (filed as Exhibit 4.1 to Verizon Global Funding Corp.’s Registration Statement on Form S-4, Registration No. 333-64792, and incorporated herein by reference).

4b	First Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2001 (filed as Exhibit 4.2 to Verizon Global Funding Corp.’s Registration Statement on Form S-3, Registration No. 333-67412, and incorporated herein by reference).

4c	Second Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of September 29, 2004 (filed as Exhibit 4.1 to Form 8-K filed on February 9, 2006, and incorporated herein by reference).

4d	Third Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of February 1, 2006 (filed as Exhibit 4.2 to Form 8-K filed on February 9, 2006, and incorporated herein by reference).

4e	Fourth Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of April 4, 2016 (filed as Exhibit 4.5 to Verizon Communications Inc.’s Registration Statement on Form S-4, Registration No. 333-212307, and incorporated herein by reference).

4f	Fifth Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2020 (filed as Exhibit 4.1 to Form 8-K filed on May 15, 2020, and incorporated herein by reference).

4g	Description of Verizon's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

10a	2017 Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 20, 2017).**

	10a(i)	Form of 2022 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference).**

10a(ii)
Form of 2022 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference).**

	10a(iii)	Form of 2023 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).**

10a(iv)
Form of 2023 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).**

	10a(v)	Form of 2024 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2024 and incorporated herein by reference).**

10a(vi)
Form of 2024 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2024 and incorporated herein by reference).**

10b	Verizon Communications Inc. Short-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10c	Verizon Executive Deferral Plan (filed as Exhibit 10e to Form 10-K for the period ended December 31, 2017 and incorporated herein by reference).**

10d	Verizon Communications Inc. Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10d(i)	Description of Amendment to Verizon Communications Inc. Income Deferral Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10e	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10e(i)	First Amendment to Verizon Excess Pension Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f	Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10g	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10h	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).**

10i	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

19	Verizon Communications Inc. Policy on Insider Trading.

21	List of principal subsidiaries of Verizon Communications Inc.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Verizon Communications Inc. Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
**	Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
Verizon Communications Inc. and Subsidiaries
For the Years Ended December 31, 2024, 2023 and 2022

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period(c)
Allowance for credit losses deducted from accounts receivable:
Year 2024	$1,609	$2,269	$113	$2,222	$1,769
Year 2023	1,261	2,146	38	1,836	1,609
Year 2022	1,151	1,531	69	1,490	1,261

		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(d)	Deductions(e)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year 2024	$1,341	$157	$—	$99	$1,399
Year 2023	1,347	68	13	87	1,341
Year 2022	1,574	41	—	268	1,347
(a)Charged to Other Accounts primarily includes amounts previously written off which were credited directly to this account when recovered.
(b)Deductions primarily include amounts written off as uncollectible or transferred to other accounts or utilized.
(c)Allowance for credit losses includes approximately $617 million, $592 million, and $436 million at December 31, 2024, 2023, and 2022, respectively, related to long-term device payment receivables.
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

VERIZON COMMUNICATIONS INC.

By:	/s/	Mary-Lee Stillwell	Date: February 12, 2025
Mary-Lee Stillwell Senior Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/	Hans E. Vestberg	February 12, 2025
Hans E. Vestberg Chairman and Chief Executive Officer

Principal Financial Officer:

/s/	Anthony T. Skiadas	February 12, 2025
Anthony T. Skiadas Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/	Mary-Lee Stillwell	February 12, 2025
Mary-Lee Stillwell Senior Vice President and Controller

*	Director	February 12, 2025
Hans E. Vestberg

*	Director	February 12, 2025
Shellye L. Archambeau

*	Director	February 12, 2025
Roxanne S. Austin

*	Director	February 12, 2025
Mark T. Bertolini

*	Director	February 12, 2025
Vittorio Colao

*	Director	February 12, 2025
Caroline Litchfield

*	Director	February 12, 2025
Laxman Narasimhan

*	Director	February 12, 2025
Clarence Otis, Jr.

*	Director	February 12, 2025
Daniel H. Schulman

*	Director	February 12, 2025
Rodney E. Slater

*	Director	February 12, 2025
Carol B. Tomé

* By: /s/ Mary-Lee Stillwell
Mary-Lee Stillwell
(as attorney-in-fact)