Form 10-Q
period 2025-03-31
VERIZON COMMUNICATIONS INC
filed 2025-04-25
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

At March 31, 2025, 4,216,254,914 shares of the registrant’s common stock were outstanding, after deducting 75,178,732 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2025	2024

Operating Revenues
Service revenues and other	$28,087	$27,620
Wireless equipment revenues	5,398	5,361
Total Operating Revenues	33,485	32,981

Operating Expenses
Cost of services (exclusive of items shown below)	6,950	6,967
Cost of wireless equipment	6,106	5,905
Selling, general and administrative expense	7,874	8,143
Depreciation and amortization expense	4,577	4,445
Total Operating Expenses	25,507	25,460

Operating Income	7,978	7,521
Equity in earnings (losses) of unconsolidated businesses	6	(9)
Other income, net	121	198
Interest expense	(1,632)	(1,635)
Income Before Provision For Income Taxes	6,473	6,075
Provision for income taxes	(1,490)	(1,353)
Net Income	$4,983	$4,722

Net income attributable to noncontrolling interests	$104	$120
Net income attributable to Verizon	4,879	4,602
Net Income	$4,983	$4,722

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.16	$1.09
Weighted-average shares outstanding (in millions)	4,222	4,215

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.15	$1.09
Weighted-average shares outstanding (in millions)	4,226	4,219
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2025	2024

Net Income	$4,983	$4,722
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $9 and $(5)	67	(50)
Unrealized gain on cash flow hedges, net of tax of $(7) and $(11)	21	35
Unrealized gain (loss) on fair value hedges, net of tax of $219 and $(68)	(653)	200
Unrealized gain (loss) on marketable securities, net of tax of $0 and $0	1	(2)
Defined benefit pension and postretirement plans, net of tax of $1 and $1	(2)	(2)
Other comprehensive income (loss) attributable to Verizon	(566)	181
Total Comprehensive Income	$4,417	$4,903

Comprehensive income attributable to noncontrolling interests	$104	$120
Comprehensive income attributable to Verizon	4,313	4,783
Total Comprehensive Income	$4,417	$4,903

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2025	2024

Assets
Current assets
Cash and cash equivalents	$2,257	$4,194
Accounts receivable	27,033	27,261
Less Allowance for credit losses	1,144	1,152
Accounts receivable, net	25,889	26,109
Inventories	2,197	2,247
Prepaid expenses and other	7,010	7,973
Total current assets	37,353	40,523

Property, plant and equipment	331,888	331,406
Less Accumulated depreciation	223,965	222,884
Property, plant and equipment, net	107,923	108,522

Investments in unconsolidated businesses	820	842
Wireless licenses	156,726	156,613
Goodwill	22,842	22,841
Other intangible assets, net	10,847	11,129
Operating lease right-of-use assets	24,175	24,472
Other assets	19,678	19,769
Total assets	$380,364	$384,711

Liabilities and Equity
Current liabilities
Debt maturing within one year	$22,629	$22,633
Accounts payable and accrued liabilities	19,413	23,374
Current operating lease liabilities	4,686	4,415
Other current liabilities	14,338	14,349
Total current liabilities	61,066	64,771

Long-term debt	121,020	121,381
Employee benefit obligations	11,793	11,997
Deferred income taxes	46,643	46,732
Non-current operating lease liabilities	19,379	19,928
Other liabilities	18,426	19,327
Total long-term liabilities	217,261	219,365

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,415	13,466
Retained earnings	91,128	89,110
Accumulated other comprehensive loss	(1,489)	(923)
Common stock in treasury, at cost (75,178,732 and 81,753,488 shares outstanding)	(3,295)	(3,583)
Deferred compensation – employee stock ownership plans (ESOPs) and other	534	738
Noncontrolling interests	1,315	1,338
Total equity	102,037	100,575
Total liabilities and equity	$380,364	$384,711
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2025	2024

Cash Flows from Operating Activities
Net Income	$4,983	$4,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,577	4,445
Employee retirement benefits	143	62
Deferred income taxes	132	141
Provision for expected credit losses	587	567
Equity in losses of unconsolidated businesses, inclusive of dividends received	20	14
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(2,618)	(2,531)
Other, net	(42)	(336)
Net cash provided by operating activities	7,782	7,084

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,145)	(4,376)
Acquisitions of wireless licenses	(122)	(449)
Other, net	515	(420)
Net cash used in investing activities	(3,752)	(5,245)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	—	3,110
Proceeds from asset-backed long-term borrowings	2,781	2,510
Repayments of long-term borrowings and finance lease obligations	(2,446)	(4,508)
Repayments of asset-backed long-term borrowings	(2,589)	(1,408)
Dividends paid	(2,856)	(2,796)
Other, net	(783)	1,664
Net cash used in financing activities	(5,893)	(1,428)

Increase (decrease) in cash, cash equivalents and restricted cash	(1,863)	411
Cash, cash equivalents and restricted cash, beginning of period	4,635	3,497
Cash, cash equivalents and restricted cash, end of period (Note 1)	$2,772	$3,908
See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
Verizon Communications Inc. and Subsidiaries

Note 1. Basis of Presentation
Verizon Communications Inc. (the Company) is a holding company that, acting through its subsidiaries (together with the Company, collectively, Verizon), is one of the world's leading providers of communications, technology, information and streaming products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year.

The condensed consolidated financial statements include our controlled subsidiaries, as well as variable interest entities (VIE) where we are deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified to conform to the current period's presentation.

Earnings Per Common Share
There were a total of approximately 4.4 million and 3.7 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2025 and 2024, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At March 31,	At December 31,	Increase / (Decrease)
(dollars in millions)	2025	2024
Cash and cash equivalents	$2,257	$4,194	$(1,937)
Restricted cash:
Prepaid expenses and other	329	319	10
Other assets	136	122	14
Assets held for sale:
Prepaid expenses and other	50	—	50
Cash, cash equivalents and restricted cash	$2,772	$4,635	$(1,863)

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

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or were partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At March 31, 2025, month-to-month service contracts represented approximately 95% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts, compared to March 31, 2024, for which month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and 94% of our wireline Consumer and our Business Markets and Other contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fees related to these additional services are recognized when the customer exercises the option (typically on a month-to-month basis).

Contracts for wireless services, with or without promotional credits that require maintenance of service, are generally either month-to-month and cancellable at any time, or considered to contain terms ranging from greater than one month to up to thirty-six months (typically under a device payment plan associated with a promotion or a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services purchased in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. The transaction price allocated to service performance obligations, which are not satisfied or are partially satisfied as of the end of the reporting period, are generally related to contracts that are not accounted for as month-to-month contracts.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the expected recognition timeframe below. These contracts have varying terms spanning over approximately twenty-eight years ending in September 2053 and have aggregate contract minimum payments totaling $1.6 billion.

At March 31, 2025, the aggregate amount of the transaction price related to unsatisfied performance obligations was $53.3 billion, of which we expect to recognize substantially all of the revenue from origination over the next thirty-six months, with the remainder recognized thereafter. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At March 31,	At December 31,
(dollars in millions)	2025	2024
Accounts Receivable(1)	$9,074	$9,225
Device payment plan agreement receivables(2)	19,451	19,766
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

Revenue recognized related to contract liabilities existing at January 1, 2025 and January 1, 2024 were $4.6 billion and $4.4 billion for the three months ended March 31, 2025 and March 31, 2024, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2025	2024
Assets
Prepaid expenses and other	$559	$621
Other assets	301	321
Total Contract Assets	$860	$942

Liabilities
Other current liabilities	$7,538	$7,492
Other liabilities	2,178	2,186
Total Contract Liabilities	$9,716	$9,678

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2025	2024
Assets
Prepaid expenses and other	$2,934	$2,932
Other assets	2,774	2,808
Total	$5,708	$5,740

For the three months ended March 31, 2025 and March 31, 2024, we recognized expense of $877 million and $829 million, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three months ended March 31, 2025 or March 31, 2024.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.5 billion. During the three months ended March 31, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier Communications Parent, Inc. (Frontier), a U.S. provider of broadband internet and other communication services. The transaction is structured as a merger of the Company's subsidiary with and into Frontier, as a result of which Frontier will become a wholly owned subsidiary of the Company and shares of Frontier common stock outstanding immediately prior to the effective time of merger (subject to certain limited exceptions) will be cancelled and converted into the right to receive a per share merger consideration of $38.50, in cash. In November 2024, Frontier shareholders approved the transaction. Consummation of the transaction is subject to receipt of certain regulatory approvals and other customary closing conditions. Under certain circumstances, if the Merger Agreement is terminated, Frontier may be required to pay Verizon a termination fee of $320 million. Under certain other specified circumstances, Verizon may be required to pay Frontier a termination fee of $590 million.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At March 31,	At December 31,
(dollars in millions)	2025	2024
Wireless licenses	$156,726	$156,613

At March 31, 2025 and 2024, approximately $9.4 billion and $13.9 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $122 million and $180 million of capitalized interest on wireless licenses for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 15 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2025(1)	$21,177	$1,664	$22,841
Reclassifications, adjustments and other	—	1	1
Balance at March 31, 2025	$21,177	$1,665	$22,842
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At March 31, 2025			At December 31, 2024
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$4,242	$(2,751)	$1,491	$4,242	$(2,629)	$1,613
Non-network internal-use software (3 to 7 years)	28,587	(20,291)	8,296	28,136	(19,743)	8,393
Other (4 to 25 years)	2,666	(1,606)	1,060	2,664	(1,541)	1,123
Total	$35,495	$(24,648)	$10,847	$35,042	$(23,913)	$11,129

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2025	$734
2024	698

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2025	$2,159
2026	2,644
2027	2,096
2028	1,610
2029	946
2030	690

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following table shows the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the three months ended March 31, 2025.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/ Redeemed/ Repurchased		Amount Paid(1)
Verizon 4.050% notes due 2025	A$	450	$365
Verizon 3.376% notes due 2025		$793	806
Verizon floating rate notes due 2025	487		490
Open market repurchases of various Verizon notes	410		317
Total			$1,978
(1) Represents amount paid to repay, redeem or repurchase, including any accrued interest. In addition, for securities denominated in a currency other than the U.S. dollar, amount paid is shown on a U.S. dollar equivalent basis and includes the amount payable per the derivatives entered into in connection with the transaction. See Note 7 for additional information on cross currency swap transactions related to the transaction.

In April 2025, we repaid at maturity €747 million of outstanding aggregate principal amount of 0.875% notes. We also redeemed all of the $985 million outstanding aggregate principal amount of 2.625% notes due 2026. See Note 7 for additional information on derivative activity related to the transactions.

Issuances
In April 2025, we issued $2.3 billion aggregate principal amount of notes due 2035, with an interest rate of 5.250% per year. We contributed $563 million principal amount of the notes to our pension trust. See Note 8 for additional information.

Commercial Paper Program
During the three months ended March 31, 2025, we issued $4.8 billion in net proceeds and made $4.8 billion in principal repayments of commercial paper. These transactions were recorded within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows on a net basis. As of March 31, 2025, we had no commercial paper outstanding.

Asset-Backed Debt
As of March 31, 2025, the carrying value of our asset-backed debt was $26.3 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the three months ended March 31, 2025, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2025
Series 2025-1
A Senior class notes	4.710	2.99	$535
B Junior class notes	4.940	2.99	41
C Junior class notes	5.090	2.99	25

Series 2025-2
A Senior class notes	4.940	5.00	446
B Junior class notes	5.160	5.00	34
C Junior class notes	5.340	5.00	20
January 2025 total			1,101

March 2025
Series 2025-3
A-1a Senior class notes	4.510	1.97	706
A-1b Senior class notes	Compounded SOFR + 0.550(1)	1.97	185
B Junior class notes	4.770	1.97	68
C Junior class notes	4.900	1.97	41

Series 2025-4
A Senior class notes	4.760	4.97	446
B Junior class notes	5.020	4.97	34
C Junior class notes	5.200	4.97	20
March 2025 total			1,500
Total			$2,601
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes.

Under the terms of each series of ABS Notes outstanding as of March 31, 2025, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the three months ended March 31, 2025, we made aggregate principal repayments of $800 million in connection with an anticipated redemption of ABS Notes and notes that have entered the amortization period.

In April 2025, in connection with an anticipated redemption of ABS Notes, we made a principal repayment, in whole, for $932 million.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2023 (2021 ABS Financing Facility), we prepaid an aggregate of $250 million in February 2025 and we prepaid an aggregate of $1.4 billion in March 2025. The aggregate outstanding balance under the 2021 ABS Financing Facility was $6.4 billion as of March 31, 2025.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2024 (2022 ABS Financing Facility), we prepaid an aggregate of $163 million in February 2025 and we borrowed an additional $189 million in March 2025. The aggregate outstanding balance under the 2022 ABS Financing Facility was $5.0 billion as of March 31, 2025.

In April 2025, we prepaid an aggregate of $241 million under the loan agreement outstanding in connection with the 2022 ABS Financing Facility.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2025	2024
Assets
Accounts receivable, net	$17,913	$18,339
Prepaid expenses and other	331	322
Other assets	10,997	11,647

Liabilities
Accounts payable and accrued liabilities	37	37
Debt maturing within one year	15,847	17,312
Long-term debt	10,490	8,827

The Accounts receivable, net amounts above do not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At March 31, 2025
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,964	$—
Various export credit facilities(2)	2025 - 2031	10,000	—	5,118
Total		$22,000	$11,964	$5,118
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of March 31, 2025, there have been no drawings against the revolving credit facility since its inception.
(2) During the three months ended March 31, 2025 and 2024, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the three months ended March 31, 2025 and 2024, we financed, primarily through alternative financing arrangements, the purchase of approximately $627 million and $463 million, respectively, consisting primarily of network equipment. As of March 31, 2025 and December 31, 2024, $2.6 billion and $2.5 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended March 31, 2025 and 2024, we recorded net debt extinguishment gains of $90 million and $110 million, respectively. The net gains are recorded in Other income, net in our condensed consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the total cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2025, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At March 31, 2025
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$15,614	$5,935	$5,484	$27,033
Less Allowance for credit losses	712	245	187	1,144
Accounts receivable, net of allowance	$14,902	$5,690	$5,297	$25,889
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at March 31, 2025 and December 31, 2024, are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $28.8 billion and $29.9 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. Included in Accounts receivable, net at March 31, 2025 and December 31, 2024, are net other receivables of $815 million and $1.2 billion, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2025	2024
Device payment plan agreement receivables, gross	$30,805	$31,308
Unamortized imputed interest	(976)	(975)
Device payment plan agreement receivables, at amortized cost	29,829	30,333
Allowance(1)	(1,348)	(1,315)
Device payment plan agreement receivables, net	$28,481	$29,018

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$14,902	$15,141
Other assets	13,579	13,877
Device payment plan agreement receivables, net	$28,481	$29,018
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At March 31, 2025 and December 31, 2024, the amount of trade-in liability was $325 million and $396 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the three months ended March 31, 2025, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2025	2024	2023 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$968	$2,776	$1,459	$5,203
Existing customers	3,681	12,636	8,309	24,626
Total	$4,649	$15,412	$9,768	$29,829
Gross write-offs
New customers	$22	$181	$61	$264
Existing customers	—	45	62	107
Total	$22	$226	$123	$371
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on March 31, 2025.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the three months ended March 31, 2025, by year of origination:

	Year of Origination
(dollars in millions)	2025	2024 and prior	Total
Wireless service receivables, at amortized cost	$5,687	$248	$5,935
Gross write-offs	21	123	144

The data presented in the table above was last updated on March 31, 2025.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2025	$1,315	$240
Current period provision for expected credit losses	393	136
Write-offs charged against the allowance	(371)	(144)
Recoveries collected	11	13
Balance at March 31, 2025	$1,348	$245
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At March 31,
(dollars in millions)	2025
Unbilled	$28,405
Billed:
Current	1,136
Past due	288
Device payment plan agreement receivables, at amortized cost	$29,829

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$26	$—	$26
Foreign exchange forwards	—	3	—	3
Interest rate caps	—	1	—	1
Other assets:
Fixed income securities	—	307	—	307
Cross currency swaps	—	528	—	528
Total	$—	$865	$—	$865

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,932	$—	$1,932
Cross currency swaps	—	332	—	332
Foreign exchange forwards	—	1	—	1
Interest rate caps	—	1	—	1
Other liabilities:
Interest rate swaps	—	2,886	—	2,886
Cross currency swaps	—	2,081	—	2,081
Total	$—	$7,233	$—	$7,233
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the carrying amount of our investments without readily determinable fair values was $717 million and $724 million, respectively. During the three months ended March 31, 2025, there were insignificant adjustments due to observable price changes and there were no impairment charges. As of March 31, 2025, cumulative adjustments due to observable price changes and impairment charges were $180 million and $120 million, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At March 31, 2025	$141,217	$82,646	$54,369	$—	$137,015
At December 31, 2024	141,665	81,552	55,464	—	137,016

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
(dollars in millions)	2025	2024
Interest rate swaps	$24,025	$24,025
Cross currency swaps	31,694	32,053
Foreign exchange forwards	730	620

The following tables summarize the activities of our designated derivatives:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Interest Rate Swaps:
Notional value entered into	$—	$—
Notional value settled	—	—
Pre-tax gain recognized in Interest expense	—	2
Cross Currency Swaps:
Notional value entered into	—	2,146
Notional value settled	359	3,067
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	1,078	(742)
Pre-tax gain (loss) on hedged debt recognized in Interest expense	(1,078)	742
Excluded components recognized in Other comprehensive income (loss)	(848)	282
Initial value of the excluded component amortized into Interest expense	23	26

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	$(73)	$(216)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At March 31,	At December 31,
(dollars in millions)	2025	2024
Carrying amount of hedged liabilities	$19,341	$18,863
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,706)	(5,192)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	267	281

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

In April 2025, we settled interest rate swaps with a total notional amount of $985 million.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three months ended March 31, 2025 and March 31, 2024, these amounts completely offset each other and no net gain or loss was recorded.

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

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. For the fair value hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the three months ended March 31, 2025 and March 31, 2024, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information. We estimate that $94 million will be amortized into Interest expense within the next 12 months.

In April 2025, we settled cross currency swaps with a total notional amount of $817 million.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both March 31, 2025 and December 31, 2024.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Foreign Exchange Forwards:
Notional value entered into	$1,990	$3,140
Notional value settled	1,880	3,060
Pre-tax gain (loss) recognized in Other income, net	29	(22)
Treasury Rate Locks:
Notional value entered into	250	—
Notional value settled	250	—
Pre-tax gain recognized in Interest expense	3	—

Foreign Exchange Forwards
We entered into Euro foreign exchange forwards, and in prior periods, British Pound Sterling foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

Treasury Rate Locks
We enter into treasury rate locks to mitigate our interest rate risk on future transactions.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2025, we did not hold any collateral. At March 31, 2025, we posted $1.6 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2024, we did not hold any collateral. At December 31, 2024, we posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2025	2024	2025	2024
Service cost - Cost of services	$34	$41	$7	$11
Service cost - Selling, general and administrative expense	5	7	2	2
Service cost	$39	$48	$9	$13

Amortization of prior service cost (credit)	$28	$28	$(32)	$(32)
Expected return on plan assets	(134)	(208)	(7)	(7)
Interest cost	103	157	136	135
Remeasurement gain, net	—	(73)	—	—
Other components	$(3)	$(96)	$97	$96

Total	$36	$(48)	$106	$109

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

The purchase of the group annuity contracts was funded directly by transferring $5.6 billion of assets of the Pension Plans, net of certain adjustments. The Company made additional contributions to the Pension Plans prior to the closing date of the transaction, as discussed below. With these contributions, the funded ratio of each of the Pension Plans did not change as a result of this transaction.

Pension plan assets and liabilities are primarily presented within Employee benefit obligations in our condensed consolidated balance sheets.

2024 Voluntary Separation Program
In June 2024, we announced a voluntary separation program for select U.S.-based management employees. Under this program approximately 4,800 eligible employees separated from Verizon through the end of March 2025.

Severance Payments
During the three months ended March 31, 2025, we paid severance benefits of $406 million primarily related to the voluntary separation program and an additional $95 million related to other severance related contractual obligations associated with the voluntary separation program. At March 31, 2025, we had a remaining severance liability of $617 million, a portion of which relates to future contractual payments to separated employees under the voluntary separation program.

Employer Contributions
During the three months ended March 31, 2025, we made no contributions to our qualified pension plans. During the three months ended March 31, 2024, we made discretionary contributions to the Pension Plans in the aggregate amount of

$365 million. During the three months ended March 31, 2025 and March 31, 2024, we made insignificant contributions to our nonqualified pension plans.

In April 2025, we made a discretionary non-cash contribution to our qualified pensions plans in the principal amount of $563 million. See Note 5 for additional information. No required qualified pension plans contributions are expected through December 31, 2025. No significant changes are expected with respect to the nonqualified pension and other postretirement benefit plans contributions in 2025.

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

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended March 31,
		2025		2024
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,466		13,631
Other		(51)		(60)
Balance at end of period		13,415		13,571

Retained Earnings
Balance at beginning of period		89,110		82,915
Net income attributable to Verizon		4,879		4,602
Dividends declared ($0.6775, $0.6650 per share)		(2,861)		(2,799)
Other		—		(4)
Balance at end of period		91,128		84,714

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(923)		(1,380)
Foreign currency translation adjustments		67		(50)
Unrealized gain on cash flow hedges		21		35
Unrealized gain (loss) on fair value hedges		(653)		200
Unrealized gain (loss) on marketable securities		1		(2)
Defined benefit pension and postretirement plans		(2)		(2)
Other comprehensive income (loss)		(566)		181
Balance at end of period attributable to Verizon		(1,489)		(1,199)

Treasury Stock
Balance at beginning of period	(81,753)	(3,583)	(87,173)	(3,821)
Employee plans	6,575	288	4,992	219
Shareholder plans	—	—	2	—
Balance at end of period	(75,178)	(3,295)	(82,179)	(3,602)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		738		656
Restricted stock equity grant		191		102
Amortization		(395)		(337)
Balance at end of period		534		421

Noncontrolling Interests
Balance at beginning of period		1,338		1,369
Total comprehensive income		104		120
Distributions and other		(127)		(97)
Balance at end of period		1,315		1,392
Total Equity		$102,037		$95,726

Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the three months ended March 31, 2025. At March 31, 2025, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 6.6 million shares of common stock issued from treasury stock during the three months ended March 31, 2025.

Accumulated Other Comprehensive Income (Loss)
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2025	$(733)	$(981)	$589	$(5)	$207	$(923)
Excluded components recognized in other comprehensive income	—	—	(636)	—	—	(636)
Other comprehensive income	67	—	—	1	—	68
Amounts reclassified to net income	—	21	(17)	—	(2)	2
Net other comprehensive income (loss)	67	21	(653)	1	(2)	(566)
Balance at March 31, 2025	$(666)	$(960)	$(64)	$(4)	$205	$(1,489)

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

Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore included in the CODM's assessment of segment performance.

The following table provides operating financial information for our two reportable segments:

				Three Months Ended March 31,
	2025			2024
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service(1)	$19,993	$—	$19,993	$19,572	$—	$19,572
Wireless equipment	4,532	—	4,532	4,490	—	4,490
Other(1)(2)	1,020	—	1,020	943	—	943
Enterprise and Public Sector	—	3,457	3,457	—	3,587	3,587
Business Markets and Other	—	3,307	3,307	—	3,190	3,190
Wholesale	—	515	515	—	590	590
Intersegment revenues	73	7	80	52	9	61
Total Operating Revenues(3)	25,618	7,286	32,904	25,057	7,376	32,433

Operating Expenses(4)
Cost of wireless equipment	4,912	1,194	6,106	4,750	1,155	5,905
Centrally managed network and shared service costs(5)	4,521	2,482	7,003	4,430	2,624	7,054
Depreciation and amortization expense	3,543	1,020	4,563	3,309	1,128	4,437
Other segment expenses(6)	5,218	1,926	7,144	5,196	2,070	7,266
Total Operating Expenses	18,194	6,622	24,816	17,685	6,977	24,662
Operating Income	$7,424	$664	$8,088	$7,372	$399	$7,771
(1) Reflects the reclassification of recurring device protection and insurance related plan revenues from Other revenue into Wireless service revenue in the first quarter of 2025.
(2) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(3) Service and other revenues and Wireless equipment revenues included in our Business segment were approximately $6.4 billion and $866 million, respectively, for the three months ended March 31, 2025 and were approximately $6.5 billion and $871 million, respectively, for the three months ended March 31, 2024.
(4) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(5) Centrally managed network and shared service costs include costs for network and leased assets, supply chain and other centralized services that are allocated to our Consumer and Business segments based on proportionate usage of services.
(6) Other segment expenses for each reportable segment include certain personnel, digital content, sales-related, overhead, other direct and operating costs.

The following table provides Fios revenue for our two reportable segments and includes intersegment activity:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Consumer	$2,896	$2,896
Business	310	311
Total Fios revenue	$3,206	$3,207

The following table provides Wireless service revenue for our two reportable segments and includes intersegment activity:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Consumer	$17,199	$16,760
Business	3,565	3,467
Total Wireless service revenue	$20,764	$20,227
Wireless service revenue reflects the reclassification of recurring device protection and insurance related plan revenues from Other revenue into Wireless service revenue in the first quarter of 2025.

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the CODM does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Total reportable segments operating revenues	$32,904	$32,433
Corporate and other	660	611
Eliminations	(79)	(63)
Total consolidated operating revenues	$33,485	$32,981

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Total reportable segments operating income	$8,088	$7,771
Corporate and other	(102)	(136)
Other components of net periodic benefit charges (Note 8)	(8)	(8)
Legacy legal matter	—	(106)
Total consolidated operating income	7,978	7,521

Equity in earnings (losses) of unconsolidated businesses	6	(9)
Other income, net	121	198
Interest expense	(1,632)	(1,635)
Income Before Provision For Income Taxes	$6,473	$6,075

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2025 or 2024.

The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of March 31, 2025 and December 31, 2024, $619 million and $772 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

As of March 31, 2025, Verizon had 28 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Nineteen of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. (the Company) is a holding company that, acting through its subsidiaries (together with the Company, collectively, Verizon), is one of the world's leading providers of communications, technology, information and streaming products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security.

To compete effectively in today's dynamic marketplace, we are focused on the capabilities of our high-performing networks to drive growth based on delivering what customers want and need in the digital world. We are consistently deploying new network architecture and technologies to secure our leadership in both fifth-generation (5G) and fourth-generation (4G) wireless networks. Our network quality is the hallmark of our brand and the foundation for the connectivity, platforms and solutions upon which we build our competitive advantage. In 2025, we are focused on enhancing our networks, offering innovative services and products, growing and maintaining a high-quality customer base and delivering strong financial and operating results.

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

Highlights of Our Financial Results for the Three Months Ended March 31, 2025 and 2024
(dollars in millions)
Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended March 31, 2025 and 2024

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

The Consumer segment's operating revenues for the three months ended March 31, 2025 totaled $25.6 billion, representing an increase of 2.2% compared to the similar period in 2024. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

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

The Business segment's operating revenues for the three months ended March 31, 2025 totaled $7.3 billion, representing a decrease of 1.2% compared to the similar period in 2024. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

Corporate and Other
Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore are included in the chief operating decision maker’s (CODM) assessment of segment performance. See "Consolidated Results of Operations" for additional information regarding Corporate and other results.

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the three months ended March 31, 2025, these investments included $4.1 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2025 are expected to be in the range of $17.5 billion to $18.5 billion.

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

In addition to enhancing our wireless service, our wireless mobility investments provide the foundation for our growing FWA broadband business. We are also continuing to expand our fiber-based networks, as customers increasingly value the ability to obtain wireless and wireline broadband services from the same provider. In September 2024, we entered into an agreement to acquire Frontier Communications Parent, Inc. (Frontier), a U.S. provider of broadband internet and other communication services, as part of our fiber expansion strategy, and we expect to increase the capital expenditures we devote to our fiber networks in 2025.

Tariffs and Other Government Initiatives
The U.S. government recently announced tariffs on goods imported from various countries to the U.S. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring the tariff developments and analyzing the potential impacts on our business, cost structure, supply chain and broader economic environment. We are also working closely with our strategic suppliers to manage the potential impacts.

In addition, the U.S. presidential administration is seeking to implement significant changes to the size and scope of the federal government, which may include reduction of the federal government workforce, changes in budgetary priorities and other cost efficiency measures. We began seeing some impact from these efforts in our federal government business in the first quarter of 2025.

While these developments have not had a material impact on our financial condition or results of operations to date, due to their evolving nature, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future but those impacts could be material.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

Consolidated Operating Revenues

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2025	2024	(Decrease)
Consumer	$25,618	$25,057	$561	2.2%
Business	7,286	7,376	(90)	(1.2)
Corporate and other	660	611	49	8.0
Eliminations	(79)	(63)	(16)	25.4
Consolidated Operating Revenues	$33,485	$32,981	$504	1.5

Consolidated operating revenues increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to revenue increases in our Consumer segment, partially offset by revenue decreases in our Business segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2025	2024	(Decrease)
Cost of services	$6,950	$6,967	$(17)	(0.2)%
Cost of wireless equipment	6,106	5,905	201	3.4
Selling, general and administrative expense	7,874	8,143	(269)	(3.3)
Depreciation and amortization expense	4,577	4,445	132	3.0
Consolidated Operating Expenses	$25,507	$25,460	$47	0.2

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

Cost of services remained relatively flat during the three months ended March 31, 2025 compared to the similar period in 2024.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to an increase of $201 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense decreased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to:
•a decrease of $162 million in personnel costs related to workforce changes primarily due to the voluntary separation program that was announced in June of 2024 and completed in March of 2025; and
•a decrease of $106 million related to a legacy legal matter from 2024 that did not reoccur.

See "Special Items" for additional information on the legacy legal matter.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to the change in the mix of net depreciable and amortizable assets, including the amortization period of certain acquisition-related intangible assets, and the continued deployment of C-Band network assets.

Other Consolidated Results
Other Income, Net

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2025	2024	(Decrease)
Interest income	$63	$78	$(15)	(19.2)%
Other components of net periodic benefit cost	(94)	—	(94)	nm
Net debt extinguishment gains	90	110	(20)	(18.2)
Other, net	62	10	52	nm
Other Income, Net	$121	$198	$(77)	(38.9)
nm - not meaningful

Other income, net, reflects certain items not directly related to our core operations, including interest income, debt extinguishment gains, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income, net decreased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to a decrease of $94 million in other components of net periodic benefit cost primarily driven by lower plan assets on which to earn expected returns in our pension and postretirement plans compared to the prior year along with a net pension remeasurement gain in 2024 that did not reoccur, partially offset by a decrease in interest costs.

See Note 8 to the condensed consolidated financial statements for more information on the other components of net periodic benefit cost.

Interest Expense

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024	(Decrease)
Total interest costs on debt balances	$1,829	$1,909	$(80)	(4.2)%
Less capitalized interest costs	197	274	(77)	(28.1)
Interest Expense	$1,632	$1,635	$(3)	(0.2)

Average debt outstanding(1)(3)	$144,024	$152,754
Effective interest rate(2)(3)	5.1%	5.0%
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

Total interest expense remained relatively flat during the three months ended March 31, 2025 compared to the similar period in 2024.

Provision for Income Taxes

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024	Increase
Provision for income taxes	$1,490	$1,353	$137	10.1%
Effective income tax rate	23.0%	22.3%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the provision for income taxes during the three months ended March 31, 2025 compared to the similar period in 2024 was primarily due to the increase in income before income taxes in the current period. The increase in the effective income tax rate during the three months ended March 31, 2025 compared to the similar period in 2024 was primarily due to higher tax benefits from the favorable resolution of various income tax matters in the prior period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.6 billion at both March 31, 2025 and December 31, 2024. Interest and penalties related to unrecognized tax benefits were $649 million (after-tax) and $684 million (after-tax) at March 31, 2025 and December 31, 2024, respectively.

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

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Consolidated Net Income	$4,983	$4,722
Add:
Provision for income taxes	1,490	1,353
Interest expense	1,632	1,635
Depreciation and amortization expense(1)	4,577	4,445
Consolidated EBITDA	$12,682	$12,155

Add (Less):
Other income, net	$(121)	$(198)
Equity in (earnings) losses of unconsolidated businesses	(6)	9
Legacy legal matter	—	106
Consolidated Adjusted EBITDA	$12,555	$12,072
(1) Includes Amortization of acquisition-related intangible assets, which were $190 million and $221 million during the three months ended March 31, 2025 and 2024, respectively. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2025 compared to the similar period in 2024 were primarily a result of the factors described above in connection with consolidated operating revenues and consolidated operating expenses.

Segment Results of Operations
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business. We measure and evaluate our segments based on segment operating income. The use of segment operating income is consistent with the CODM's assessment of segment performance.

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

Wireless retail core prepaid connections are wireless retail prepaid customer device connections, excluding our SafeLink brand, as of the end of the period. Retail core prepaid connections may include those from phones, prepaid FWA, as well as tablets and other internet devices, and wearables. Wireless retail core prepaid connections are calculated by adding retail core prepaid new connections in the period to prior period retail core prepaid connections, and subtracting retail core prepaid disconnects in the period.

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

Wireless retail core prepaid connections, net additions are the total number of additional retail customer device core prepaid connections, less the number of device disconnects in the period. Wireless retail core prepaid connections, net additions in each period presented are calculated by subtracting the retail core prepaid disconnects, net of certain adjustments, from the retail core prepaid new connections in the period.

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

Wireless retail postpaid ARPA is the calculated average retail postpaid service revenue per account (ARPA) from retail postpaid accounts in the period. Wireless retail postpaid service revenue does not include recurring device payment plan billings related to the Verizon device payment program, insurance or regulatory fees. Wireless retail postpaid ARPA in each period presented is calculated by dividing retail postpaid service revenue by the average retail postpaid accounts in the period.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions, except ARPA)	2025	2024	(Decrease)
Service(1)	$20,066	$19,624	$442	2.3%
Wireless equipment	4,532	4,490	42	0.9
Other(1)	1,020	943	77	8.2
Total Operating Revenues	$25,618	$25,057	$561	2.2

Revenue Statistics:
Wireless service revenue(1)	$17,199	$16,760	$439	2.6
Fios revenue	$2,896	$2,896	$—	—

Connections (‘000):(2)
Wireless retail	115,084	114,809	275	0.2
Wireless retail postpaid	94,854	93,905	949	1.0
Wireless retail core prepaid(3)	18,977	18,717	260	1.4

Fios internet	7,176	7,025	151	2.1
Fios video	2,626	2,883	(257)	(8.9)

FWA broadband	2,914	2,070	844	40.8
Wireline broadband	7,330	7,227	103	1.4
Total broadband	10,244	9,297	947	10.2

Net Additions in Period (‘000):
Total wireless retail	(159)	(141)	(18)	(12.8)
Wireless retail postpaid	(253)	75	(328)	nm
Wireless retail postpaid phone	(356)	(194)	(162)	(83.5)
Wireless retail core prepaid(3)	137	(131)	268	nm

FWA broadband	199	203	(4)	(2.0)
Wireline broadband	31	36	(5)	(13.9)
Total broadband	230	239	(9)	(3.8)

Churn Rate:
Wireless retail	1.57%	1.62%
Wireless retail postpaid	1.13%	1.03%
Wireless retail postpaid phone	0.90%	0.83%

Account Statistics:
Wireless retail postpaid ARPA(1)	$146.46	$141.31	$5.15	3.6
Wireless retail postpaid accounts (‘000)(2)	32,620	32,876	(256)	(0.8)
Wireless retail postpaid connections per account(2)	2.91	2.86	0.05	1.7
(1)Reflects the reclassification of recurring device protection and insurance related plan revenues from Other revenue into Wireless service revenue in the first quarter of 2025.
(2) As of end of period.
(3) Represents total prepaid results excluding our SafeLink brand.
Where applicable, the operating results reflect certain adjustments, including those related to the reclassification of connections associated with Verizon’s second number offering, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures. Where applicable, historical results have been recast to conform to the current period presentation.
nm - not meaningful

Consumer's total operating revenues increased during the three months ended March 31, 2025 compared to the similar period in 2024 as a result of increases in Service, Wireless equipment and Other revenues.

Service Revenue
Service revenue increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily as a result of:
•an increase of $407 million in postpaid revenue primarily related to pricing actions, higher adoption of perks and premium MyPlan offerings, and a 41% increase in our FWA subscriber base. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $143 million related to growth in non-retail service revenue; and
•a decrease of $112 million primarily driven by the termination of the Affordable Connectivity Program in the second quarter of 2024, partially offset by an increase in the core prepaid subscriber base.

Wireless Equipment Revenue
Wireless equipment revenue remained relatively flat during the three months ended March 31, 2025 compared to the similar period in 2024.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to an increase of $53 million driven by regulatory surcharges primarily related to a higher net Federal Universal Service Fund rate.

Operating Expenses

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024	Increase
Cost of services	$4,574	$4,537	$37	0.8%
Cost of wireless equipment	4,912	4,750	162	3.4
Selling, general and administrative expense	5,165	5,089	76	1.5
Depreciation and amortization expense	3,543	3,309	234	7.1
Total Operating Expenses	$18,194	$17,685	$509	2.9

Cost of Services
Cost of services remained relatively flat during the three months ended March 31, 2025 compared to the similar period in 2024.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to:
•an increase of $148 million due to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $14 million driven by a higher volume of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to an increase of $66 million in advertising costs related to various marketing campaigns in the first quarter of 2025.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2025 compared to the similar period in 2024 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024	Increase
Segment Operating Income	$7,424	$7,372	$52	0.7%
Add Depreciation and amortization expense	3,543	3,309	234	7.1
Segment EBITDA	$10,967	$10,681	$286	2.7

Segment operating income margin	29.0%	29.4%
Segment EBITDA margin	42.8%	42.6%

The changes in the table above during the three months ended March 31, 2025 compared to the similar period in 2024 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2025	2024	(Decrease)
Enterprise and Public Sector	$3,457	$3,587	$(130)	(3.6)%
Business Markets and Other	3,314	3,195	119	3.7
Wholesale	515	594	(79)	(13.3)
Total Operating Revenues(1)	$7,286	$7,376	$(90)	(1.2)

Revenue Statistics:
Wireless service revenue(2)	$3,565	$3,467	$98	2.8
Fios revenue	$310	$311	$(1)	(0.3)

Connections (‘000):(3)
Wireless retail postpaid	30,890	29,947	943	3.1

Fios internet	405	389	16	4.1
Fios video	52	59	(7)	(11.9)

FWA broadband	1,931	1,358	573	42.2
Wireline broadband	459	458	1	0.2
Total broadband	2,390	1,816	574	31.6

Net Additions in Period (‘000):
Wireless retail postpaid	94	178	(84)	(47.2)
Wireless retail postpaid phone	67	80	(13)	(16.3)

FWA broadband	109	151	(42)	(27.8)
Wireline broadband	—	(1)	1	nm
Total broadband	109	150	(41)	(27.3)

Churn Rate:
Wireless retail postpaid	1.52%	1.51%
Wireless retail postpaid phone	1.15%	1.13%
(1) Service and other revenues included in our Business segment were approximately $6.4 billion and $6.5 billion for the three months ended March 31, 2025 and 2024, respectively. Wireless equipment revenues included in our Business segment were $866 million and $871 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Reflects the reclassification of recurring device protection and insurance related plan revenues from Other revenue into Wireless service revenue in the first quarter of 2025.
(3) As of end of period.
Where applicable, the operating results reflect certain adjustments, including those related to the reclassification of connections associated with Verizon’s second number offering, migration activity among different types of devices and plans, customer profile changes, and adjustments in connection with mergers, acquisitions and divestitures. Where applicable, historical results have been recast to conform to the current period presentation.
nm - not meaningful

Business's total operating revenues decreased during the three months ended March 31, 2025 compared to the similar period in 2024 as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

Enterprise and Public Sector
Enterprise and Public Sector offers wireless products and services as well as wireline connectivity such as broadband and managed solutions to our large business and private sector customers. Large businesses are identified based on their size and volume of business with Verizon. Public sector customers include U.S. federal, state and local governments and educational institutions. Our offerings to this customer group include plans with features and pricing designed to address their specific needs.

Enterprise and Public Sector revenues decreased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to a decrease of $119 million in wireline revenue primarily driven by declines in networking, traditional data and voice communication services along with related professional services, due to secular market pressure and technology shifts, coupled with lower customer premise equipment sales volumes.

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

Business Markets and Other revenues increased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to an increase of $129 million in Wireless service revenue driven by pricing actions and an increase in our FWA subscriber base partially offset by the amortization of wireless equipment sales promotions.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to a decrease of $79 million related to declines in traditional data and voice communication services and network connectivity as a result of technology substitution.

Operating Expenses

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2025	2024	Decrease
Cost of services	$2,376	$2,432	$(56)	(2.3)%
Cost of wireless equipment	1,194	1,155	39	3.4
Selling, general and administrative expense	2,032	2,262	(230)	(10.2)
Depreciation and amortization expense	1,020	1,128	(108)	(9.6)
Total Operating Expenses	$6,622	$6,977	$(355)	(5.1)

Cost of Services
Cost of services decreased during the three months ended March 31, 2025 compared to the similar period in 2024 primarily as a result of:
•a decrease of $25 million in customer premise equipment costs due to lower volumes sold; and
•a decrease of $15 million in rent and lease expense primarily driven by a change in Business's proportionate usage of shared leased assets and new lease activity.

Cost of Wireless Equipment
Cost of wireless equipment remained relatively flat during the three months ended March 31, 2025 compared to the similar period in 2024.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during the three months compared to the similar period in 2024 primarily due to a decrease of $144 million in personnel costs related to the impact of workforce changes primarily due to the voluntary separation program that was announced in June of 2024 and completed in March of 2025.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during the three months ended March 31, 2025 compared to the similar period in 2024 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended
	March 31,		Increase/
(dollars in millions)	2025	2024	Decrease
Segment Operating Income	$664	$399	$265	66.4%
Add Depreciation and amortization expense	1,020	1,128	(108)	(9.6)
Segment EBITDA	$1,684	$1,527	$157	10.3

Segment operating income margin	9.1%	5.4%
Segment EBITDA margin	23.1%	20.7%

The changes in the table above during the three months ended March 31, 2025 compared to the similar period in 2024 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$190	$221
Legacy legal matter
Selling, general and administrative expense	—	106
Total	$190	$327
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Within Total Operating Expenses	$190	$327
Total	$190	$327

Amortization of Acquisition-Related Intangible Assets
During the three months ended March 31, 2025 and 2024, we recorded pre-tax amortization expense of $190 million and $221 million, respectively, related to acquired intangible assets.

Legacy Legal Matter
During the three months ended March 31, 2024, we recorded a pre-tax charge of $106 million associated with a litigation matter related to a legacy contract for the production of telephone directories in Costa Rica by a subsidiary of the Company.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024	Change
Cash Flows Provided By (Used In)
Operating activities	$7,782	$7,084	$698
Investing activities	(3,752)	(5,245)	1,493
Financing activities	(5,893)	(1,428)	(4,465)
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,863)	$411	$(2,274)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $698 million during the three months ended March 31, 2025 compared to the similar period in 2024 primarily due to an increase in earnings and discretionary pension plan contributions of $365 million made during the three months ended March 31, 2024 that did not reoccur. As a result of the prior year discretionary contributions to our qualified pension plans and the additional non-cash contribution made in April 2025 in the principal amount of $563 million, we expect that there will be no required pension funding through the end of 2025, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the three months ended March 31, 2025 and 2024 were $4.1 billion and $4.4 billion, respectively. Capital expenditures decreased approximately $231 million during the three months ended March 31, 2025 compared to the similar period in 2024.

Acquisitions of Wireless Licenses
During the three months ended March 31, 2025 and 2024, we recorded capitalized interest related to wireless licenses of $122 million and $180 million, respectively.

During the three months ended March 31, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2025, net cash used in financing activities was $5.9 billion. During the three months ended March 31, 2024, net cash used in financing activities was $1.4 billion.

During the three months ended March 31, 2025, our net cash used in financing activities was primarily driven by cash dividends paid of $2.9 billion, repayments of asset-backed long-term borrowings of $2.6 billion and repayments and repurchases of long-term borrowings and finance lease obligations of $2.4 billion. These payments were partially offset by proceeds from asset-backed long-term borrowings of $2.8 billion.

At March 31, 2025, our total debt of $143.6 billion included unsecured debt of $117.3 billion and secured debt of $26.3 billion. At December 31, 2024, our total debt of $144.0 billion included unsecured debt of $117.9 billion and secured debt of $26.1 billion. During the three months ended March 31, 2025 and 2024, our effective interest rate was 5.1% and 5.0%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At March 31, 2025
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,964	$—
Various export credit facilities(2)	2025 - 2031	10,000	—	5,118
Total		$22,000	$11,964	$5,118
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of March 31, 2025, there have been no drawings against the revolving credit facility since its inception.
(2) During the three months ended March 31, 2025 and 2024, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Other, Net
Other, net cash flow from financing activities during the three months ended March 31, 2025 includes $288 million in payments related to vendor financing arrangements, $159 million in payments related to withheld employee shares tax and $128 million in equity distribution payments made for controlled entities.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.9 billion and $2.8 billion in cash dividends during the three months ended March 31, 2025 and 2024, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at March 31, 2025 totaled $2.3 billion, a $1.9 billion decrease compared to December 31, 2024, primarily as a result of the factors discussed above.

Restricted cash totaled $465 million and $441 million as of March 31, 2025 and December 31, 2024, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024	Change
Net cash provided by operating activities	$7,782	$7,084	$698
Less Capital expenditures (including capitalized software)	4,145	4,376	(231)
Free cash flow	$3,637	$2,708	$929

The increase in free cash flow during the three months ended March 31, 2025 compared to the similar period in 2024 is a reflection of the increase in operating cash flows, as well as the decrease in capital expenditures, both of which are discussed above.

Other Future Obligations
As of March 31, 2025, Verizon had 28 renewable energy purchase agreements with third parties for a total of approximately 3.7 gigawatts of anticipated renewable energy capacity across multiple states. See Note 12 to the condensed consolidated financial statements for additional information.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At March 31, 2025, we did not hold any collateral. At March 31, 2025, we posted $1.6 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2024, we did not hold any collateral. At December 31, 2024, we posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2025, approximately 77% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $342 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2025 and December 31, 2024, the fair value of the liability of these contracts was $4.8 billion and $5.3 billion, respectively. At both March 31, 2025 and December 31, 2024, the total notional amount of the interest rate swaps was $24.0 billion.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At March 31, 2025, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At March 31, 2025 and December 31, 2024, the fair value of the asset of these contracts was $528 million and $500 million, respectively. At March 31, 2025 and December 31, 2024, the fair value of the liability of these contracts was $2.4 billion and $2.7 billion, respectively. At March 31, 2025 and December 31, 2024, the total notional amount of the cross currency swaps was $31.7 billion and $32.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We entered into Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both March 31, 2025 and December 31, 2024, the fair value of the asset and liability of these contracts was insignificant. At March 31, 2025 and December 31, 2024, the total notional amount of the foreign exchange forwards was $730 million and $620 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon is required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which are estimated to be $7.5 billion. During the three months ended March 31, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we are obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier, a U.S. provider of broadband internet and other communication services. The transaction is structured as a merger of the Company's subsidiary with and into Frontier, as a result of which Frontier will become a wholly owned subsidiary of the Company and shares of Frontier common stock outstanding immediately prior to the effective time of merger (subject to certain limited exceptions) will be cancelled and converted into the right to receive a per share merger consideration of $38.50, in cash. In November 2024, Frontier shareholders approved the transaction. Consummation of the transaction is subject to receipt of certain regulatory approvals and other customary closing conditions. Under certain circumstances, if the Merger Agreement is terminated, Frontier may be required to pay Verizon a termination fee of $320 million. Under certain other specified circumstances, Verizon may be required to pay Frontier a termination fee of $590 million.

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

•changes to international trade and tariff policies and related economic and other impacts;

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2025.

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

There were no changes in the Company's internal control over financial reporting during the first quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended March 31, 2025. At March 31, 2025, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10a	Form of 2025 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

10b	Form of 2025 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

VERIZON COMMUNICATIONS INC.

Date: April 25, 2025	By:	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)