Form 10-Q
period 2025-06-30
VERIZON COMMUNICATIONS INC
filed 2025-07-25
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

At June 30, 2025, 4,216,324,808 shares of the registrant’s common stock were outstanding, after deducting 75,108,838 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2025	2024	2025	2024

Operating Revenues
Service revenues and other	$28,249	$27,798	$56,336	$55,418
Wireless equipment revenues	6,255	4,998	11,653	10,359
Total Operating Revenues	34,504	32,796	67,989	65,777

Operating Expenses
Cost of services (exclusive of items shown below)	6,878	6,904	13,828	13,871
Cost of wireless equipment	7,007	5,567	13,113	11,472
Selling, general and administrative expense	7,812	8,024	15,686	16,167
Depreciation and amortization expense	4,635	4,483	9,212	8,928
Total Operating Expenses	26,332	24,978	51,839	50,438

Operating Income	8,172	7,818	16,150	15,339
Equity in earnings (losses) of unconsolidated businesses	(3)	(14)	3	(23)
Other income (expense), net	79	(72)	200	126
Interest expense	(1,639)	(1,698)	(3,271)	(3,333)
Income Before Provision For Income Taxes	6,609	6,034	13,082	12,109
Provision for income taxes	(1,488)	(1,332)	(2,978)	(2,685)
Net Income	$5,121	$4,702	$10,104	$9,424

Net income attributable to noncontrolling interests	$118	$109	$222	$229
Net income attributable to Verizon	5,003	4,593	9,882	9,195
Net Income	$5,121	$4,702	$10,104	$9,424

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.18	$1.09	$2.34	$2.18
Weighted-average shares outstanding (in millions)	4,224	4,215	4,223	4,215

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.18	$1.09	$2.34	$2.18
Weighted-average shares outstanding (in millions)	4,228	4,221	4,227	4,220
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2025	2024	2025	2024

Net Income	$5,121	$4,702	$10,104	$9,424
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $18, $(1), $27 and $(6)	76	—	143	(50)
Unrealized gain (loss) on cash flow hedges, net of tax of $7, $(7), $0 and $(18)	(21)	19	—	54
Unrealized gain (loss) on fair value hedges, net of tax of $13, $36, $232 and $(32)	(39)	(104)	(692)	96
Unrealized gain (loss) on marketable securities, net of tax of $0, $0, $0 and $1	—	(1)	1	(3)
Defined benefit pension and postretirement plans, net of tax of $1, $1, $2 and $2	(2)	(2)	(4)	(4)
Other comprehensive income (loss) attributable to Verizon	14	(88)	(552)	93
Total Comprehensive Income	$5,135	$4,614	$9,552	$9,517

Comprehensive income attributable to noncontrolling interests	$118	$109	$222	$229
Comprehensive income attributable to Verizon	5,017	4,505	9,330	9,288
Total Comprehensive Income	$5,135	$4,614	$9,552	$9,517

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2025	2024

Assets
Current assets
Cash and cash equivalents	$3,435	$4,194
Accounts receivable	27,440	27,261
Less Allowance for credit losses	1,165	1,152
Accounts receivable, net	26,275	26,109
Inventories	2,137	2,247
Prepaid expenses and other	6,999	7,973
Total current assets	38,846	40,523

Property, plant and equipment	332,529	331,406
Less Accumulated depreciation	224,460	222,884
Property, plant and equipment, net	108,069	108,522

Investments in unconsolidated businesses	807	842
Wireless licenses	156,820	156,613
Goodwill	22,841	22,841
Other intangible assets, net	10,635	11,129
Operating lease right-of-use assets	23,949	24,472
Other assets	21,318	19,769
Total assets	$383,285	$384,711

Liabilities and Equity
Current liabilities
Debt maturing within one year	$22,067	$22,633
Accounts payable and accrued liabilities	19,880	23,374
Current operating lease liabilities	4,731	4,415
Other current liabilities	14,274	14,349
Total current liabilities	60,952	64,771

Long-term debt	123,929	121,381
Employee benefit obligations	11,170	11,997
Deferred income taxes	46,568	46,732
Non-current operating lease liabilities	19,164	19,928
Other liabilities	17,141	19,327
Total long-term liabilities	217,972	219,365

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,412	13,466
Retained earnings	93,275	89,110
Accumulated other comprehensive loss	(1,475)	(923)
Common stock in treasury, at cost (75,108,838 and 81,753,488 shares outstanding)	(3,292)	(3,583)
Deferred compensation – employee stock ownership plans (ESOPs) and other	714	738
Noncontrolling interests	1,298	1,338
Total equity	104,361	100,575
Total liabilities and equity	$383,285	$384,711
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2025	2024

Cash Flows from Operating Activities
Net Income	$10,104	$9,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,212	8,928
Employee retirement benefits	331	354
Deferred income taxes	95	282
Provision for expected credit losses	1,135	1,119
Equity in losses of unconsolidated businesses, inclusive of dividends received	29	33
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(3,318)	(3,572)
Other, net	(831)	1
Net cash provided by operating activities	16,757	16,569

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(7,953)	(8,071)
Acquisitions of wireless licenses	(234)	(613)
Other, net	997	(426)
Net cash used in investing activities	(7,190)	(9,110)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	1,676	3,122
Proceeds from asset-backed long-term borrowings	4,962	5,828
Repayments of long-term borrowings and finance lease obligations	(5,530)	(5,719)
Repayments of asset-backed long-term borrowings	(4,512)	(4,008)
Dividends paid	(5,712)	(5,598)
Other, net	(1,155)	(687)
Net cash used in financing activities	(10,271)	(7,062)

Increase (decrease) in cash, cash equivalents and restricted cash	(704)	397
Cash, cash equivalents and restricted cash, beginning of period	4,635	3,497
Cash, cash equivalents and restricted cash, end of period (Note 1)	$3,931	$3,894
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

Earnings Per Common Share
There were a total of approximately 4.6 million and 4.5 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2025, respectively. There were a total of approximately 5.3 million and 4.5 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2024, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2025	2024
Cash and cash equivalents	$3,435	$4,194	$(759)
Restricted cash:
Prepaid expenses and other	318	319	(1)
Other assets	131	122	9
Assets held for sale:
Prepaid expenses and other	47	—	47
Cash, cash equivalents and restricted cash	$3,931	$4,635	$(704)

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

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or were partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At June 30, 2025, month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and 94% of our wireline Consumer and our Business Markets and Other contracts, compared to June 30, 2024, for which month-to-month service contracts represented approximately 95% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts.
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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the expected recognition timeframe below. These contracts have varying terms spanning over approximately twenty-eight years ending in September 2053 and have aggregate contract minimum payments totaling $1.5 billion.

At June 30, 2025, the aggregate amount of the transaction price related to unsatisfied performance obligations was $53.5 billion, of which we expect to recognize substantially all of the revenue from origination over the next thirty-six months, with the remainder recognized thereafter. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At June 30,	At December 31,
(dollars in millions)	2025	2024
Accounts Receivable(1)	$9,429	$9,225
Device payment plan agreement receivables(2)	19,968	19,766
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

Revenues recognized related to contract liabilities existing at January 1, 2025 were $275 million and $4.9 billion for the three and six months ended June 30, 2025, respectively. Revenues recognized related to contract liabilities existing at January 1, 2024 were $262 million and $4.7 billion for the three and six months ended June 30, 2024, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2025	2024
Assets
Prepaid expenses and other	$537	$621
Other assets	247	321
Total Contract Assets	$784	$942

Liabilities
Other current liabilities	$7,534	$7,492
Other liabilities	2,248	2,186
Total Contract Liabilities	$9,782	$9,678

Contract Costs
Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which are then amortized to expense over the respective periods of expected benefit. We recognize an asset for incremental commission expenses paid to internal and external sales personnel and agents in conjunction with obtaining customer contracts. We only defer these costs when we have determined the commissions are incremental costs that would not have been incurred absent the customer contract and are expected to be recoverable. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Costs to obtain postpaid wireless contracts are amortized over both of our Consumer and Business customers' estimated upgrade cycles, as such costs are typically incurred each time a customer upgrades. Costs to obtain prepaid wireless contracts and wireline contracts are amortized as expense over the estimated customer relationship period for our Consumer customers. Incremental costs to obtain wireline contracts for our Business customers are insignificant. Costs to obtain contracts are recorded in Selling, general and administrative expense in our condensed consolidated statements of income.

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

Collectively, costs to obtain a contract and costs to fulfill a contract are referred to as deferred contract costs, and amortized between a one-to-seven year period. Deferred contract costs are classified as current or non-current within Prepaid expenses and other and Other assets, respectively.

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2025	2024
Assets
Prepaid expenses and other	$3,051	$2,932
Other assets	2,817	2,808
Total	$5,868	$5,740

For the three and six months ended June 30, 2025, we recognized expense of $892 million and $1.8 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2024, we recognized expense of $829 million and $1.7 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three and six months ended June 30, 2025 or June 30, 2024.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon was required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which were approximately $7.5 billion. During the six months ended June 30, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we were obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier Communications Parent, Inc. (Frontier), a U.S. provider of broadband internet and other communication services. The transaction is structured as a merger of the Company's subsidiary with and into Frontier, as a result of which Frontier will become a wholly owned subsidiary of the Company and shares of Frontier common stock outstanding immediately prior to the effective time of merger (subject to certain limited exceptions) will be cancelled and converted into the right to receive a per share merger consideration of $38.50, in cash. In November 2024, Frontier shareholders approved the transaction. It has also been approved by the FCC, the Department of Justice and certain state regulators. Consummation of the transaction is subject to receipt of certain remaining regulatory approvals and other customary closing conditions. Under certain circumstances, if the Merger Agreement is terminated, Frontier may be required to pay Verizon a termination fee of $320 million. Under certain other specified circumstances, Verizon may be required to pay Frontier a termination fee of $590 million.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At June 30,	At December 31,
(dollars in millions)	2025	2024
Wireless licenses	$156,820	$156,613

At June 30, 2025 and 2024, approximately $8.6 billion and $11.8 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $234 million and $338 million of capitalized interest on wireless licenses for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2025(1)	$21,177	$1,664	$22,841
Balance at June 30, 2025	$21,177	$1,664	$22,841
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At June 30, 2025			At December 31, 2024
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$4,245	$(2,876)	$1,369	$4,242	$(2,629)	$1,613
Non-network internal-use software (3 to 7 years)	29,058	(20,787)	8,271	28,136	(19,743)	8,393
Other (4 to 25 years)	2,674	(1,679)	995	2,664	(1,541)	1,123
Total	$35,977	$(25,342)	$10,635	$35,042	$(23,913)	$11,129

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2025	$754	$1,488
2024	706	1,404

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2025	$1,475
2026	2,738
2027	2,189
2028	1,683
2029	1,017
2030	761

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the three and six months ended June 30, 2025.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Three Months Ended June 30, 2025 total
Verizon 1.450% - 7.750% notes and floating rate notes, due 2026 - 2030	$2,207	$—
Verizon 5.401% notes due 2037(1)	—	2,162
Three and Six Months Ended June 30, 2025 total	2,207	2,162
Total(2)	$2,207	$2,162
(1) The principal amount issued in exchange does not include either an insignificant amount of cash paid in lieu of the issuance of fractional new notes or accrued and unpaid interest paid on the old notes accepted for exchange to the date of exchange.
(2) The debt exchange offers above meet the criteria to be accounted for as a modification of debt. As a result, the excess of the principal amount of notes exchanged over the principal amount of new notes issued of $45 million was recorded as a premium to Long-term debt in the consolidated balance sheets.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended June 30, 2025 total
Verizon 1.450% - 7.750% notes and floating rate notes, due 2026 - 2030(2)	$503	$501
Three and Six Months Ended June 30, 2025 total	$503	$501
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.
(2) The tender offer was launched concurrently with the exchange offer discussed above and made available to different holders of the same series of notes.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/ Redeemed/ Repurchased		Amount Paid(1)
Three Months Ended March 31, 2025
Verizon 4.050% notes due 2025	A$	450	$365
Verizon 3.376% notes due 2025		$793	806
Verizon floating rate notes due 2025	487		490
Open market repurchases of various Verizon notes	410		317
Three Months Ended March 31, 2025 total			$1,978

Three Months Ended June 30, 2025
Verizon 0.875% notes due 2025		€747	$840
Verizon 2.625% notes due 2026		$985	990
Open market repurchases of various Verizon notes	438		328
Three Months Ended June 30, 2025 total			2,158
Six Months Ended June 30, 2025 total			$4,136
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

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds(1)
Three Months Ended June 30, 2025
Verizon 5.250% notes due 2035(2)	$2,250	$1,676
Three and Six Months Ended June 30, 2025 total(1)		$1,676
(1) Net proceeds were net of underwriting discounts and other issuance costs. See Note 7 for additional information on derivative activity related to the transactions.
(2) We contributed $563 million principal amount of the notes to our pension plans, as discussed below.

Commercial Paper Program
During the six months ended June 30, 2025, we issued $10.4 billion in net proceeds and made $10.4 billion in principal repayments of commercial paper. These transactions were recorded within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows on a net basis. As of June 30, 2025, we had no commercial paper outstanding.

Asset-Backed Debt
As of June 30, 2025, the carrying value of our asset-backed debt was $26.6 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors) and loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities, which represent the rights to all funds not needed to make required payments on the asset-backed debt and other related payments and expenses.

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

ABS Notes
During the six months ended June 30, 2025, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2025
Series 2025-1
A Senior class notes	4.710	2.99	$535
B Junior class notes	4.940	2.99	41
C Junior class notes	5.090	2.99	25

Series 2025-2
A Senior class notes	4.940	5.00	446
B Junior class notes	5.160	5.00	34
C Junior class notes	5.340	5.00	20
January 2025 total			1,101

March 2025
Series 2025-3
A-1a Senior class notes	4.510	1.97	706
A-1b Senior class notes	Compounded SOFR + 0.550(1)	1.97	185
B Junior class notes	4.770	1.97	68
C Junior class notes	4.900	1.97	41

Series 2025-4
A Senior class notes	4.760	4.97	446
B Junior class notes	5.020	4.97	34
C Junior class notes	5.200	4.97	20
March 2025 total			1,500

June 2025
Series 2025-5
A-1a Senior class notes	4.400	2.99	401
A-1b Senior class notes	Compounded SOFR + 0.550(1)	2.99	134
B Junior class notes	4.640	2.99	—
C Junior class notes	4.840	2.99	25

Series 2025-6
A Senior class notes	4.620	4.99	267
B Junior class notes	4.860	4.99	—
C Junior class notes	5.060	4.99	12
June 2025 total			839
Total			$3,440
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in June 2025 was 4.30%.

Under the terms of each series of ABS Notes outstanding as of June 30, 2025, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the six months ended June 30, 2025, we made aggregate principal repayments of $2.3 billion in connection with an anticipated redemption of ABS Notes.

During the three and six months ended June 30, 2025, we sold certain of our initially offered but retained ABS Notes (collectively the "Retained Notes") for cash of $129 million.

In July 2025, in connection with an anticipated redemption of ABS Notes, we made a principal repayment, in whole, for $479 million.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2025 (2021 ABS Financing Facility), we prepaid an aggregate of $250 million in February 2025, prepaid an aggregate of $1.4 billion in March 2025, borrowed an additional $1.1 billion in April 2025 and prepaid an aggregate of $100 million in June 2025. The aggregate outstanding balance under the 2021 ABS Financing Facility was $7.4 billion as of June 30, 2025.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2024 (2022 ABS Financing Facility), we prepaid an aggregate of $163 million in February 2025, borrowed an additional $189 million in March 2025 and prepaid an aggregate of $241 million in April 2025. The aggregate outstanding balance under the 2022 ABS Financing Facility was $4.8 billion as of June 30, 2025.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2025	2024
Assets
Accounts receivable, net	$18,660	$18,339
Prepaid expenses and other	323	322
Other assets	12,416	11,647

Liabilities
Accounts payable and accrued liabilities	35	37
Debt maturing within one year	16,487	17,312
Long-term debt	10,114	8,827

The Accounts receivable, net amounts above do not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At June 30, 2025
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,963	$—
Various export credit facilities(2)	2025 - 2031	10,000	—	4,912
Total		$22,000	$11,963	$4,912
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of June 30, 2025, there have been no drawings against the revolving credit facility since its inception.
(2) During the six months ended June 30, 2025 and 2024, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the six months ended June 30, 2025 and 2024, we financed, primarily through alternative financing arrangements, the purchase of approximately $1.2 billion and $941 million, respectively, consisting primarily of network equipment. As of June 30, 2025 and December 31, 2024, $2.9 billion and $2.5 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

During the three and six months ended June 30, 2025, we made a discretionary non-cash contribution to our qualified pension plans in the amount of $563 million. The contribution was made from the principal amount of aggregate notes issued of approximately $2.3 billion due 2035, with an interest rate of 5.250% per year. This contribution is a non-cash operating activity and therefore is not reflected within Other, net cash flow from operating activities in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended June 30, 2025 and 2024, we recorded net debt extinguishment gains of $88 million and $89 million, respectively. During the six months ended June 30, 2025 and 2024, we recorded net debt extinguishment gains of $178 million and $199 million, respectively. The net gains are recorded in Other income (expense), net in our condensed consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the total cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2025, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At June 30, 2025
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$15,675	$6,357	$5,408	$27,440
Less Allowance for credit losses	743	240	182	1,165
Accounts receivable, net of allowance	$14,932	$6,117	$5,226	$26,275
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at June 30, 2025 and December 31, 2024, are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $31.0 billion and $29.9 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. Included in Accounts receivable, net at June 30, 2025 and December 31, 2024, are net other receivables of $953 million and $1.2 billion, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2025	2024
Device payment plan agreement receivables, gross	$31,491	$31,308
Unamortized imputed interest	(1,013)	(975)
Device payment plan agreement receivables, at amortized cost	30,478	30,333
Allowance(1)	(1,431)	(1,315)
Device payment plan agreement receivables, net	$29,047	$29,018

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$14,932	$15,141
Other assets	14,115	13,877
Device payment plan agreement receivables, net	$29,047	$29,018
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At June 30, 2025 and December 31, 2024, the amount of trade-in liability was $342 million and $396 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the six months ended June 30, 2025, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2025	2024	2023 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$1,948	$2,335	$1,067	$5,350
Existing customers	7,984	11,141	6,003	25,128
Total	$9,932	$13,476	$7,070	$30,478
Gross write-offs
New customers	$70	$314	$93	$477
Existing customers	3	90	102	195
Total	$73	$404	$195	$672
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on June 30, 2025.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the six months ended June 30, 2025, by year of origination:

	Year of Origination
(dollars in millions)	2025	2024 and prior	Total
Wireless service receivables, at amortized cost	$6,237	$120	$6,357
Gross write-offs	98	179	277

The data presented in the table above was last updated on June 30, 2025.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2025	$1,315	$240
Current period provision for expected credit losses	765	250
Write-offs charged against the allowance	(672)	(277)
Recoveries collected	23	27
Balance at June 30, 2025	$1,431	$240
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At June 30,
(dollars in millions)	2025
Unbilled	$28,980
Billed:
Current	1,189
Past due	309
Device payment plan agreement receivables, at amortized cost	$30,478

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$27	$—	$27
Cross currency swaps	—	3	—	3
Foreign exchange forwards	—	18	—	18
Interest rate caps	—	5	—	5
Other assets:
Marketable equity securities	295	—	—	295
Fixed income securities	—	330	—	330
Cross currency swaps	—	1,553	—	1,553
Total	$295	$1,936	$—	$2,231

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,878	$—	$1,878
Cross currency swaps	—	229	—	229
Interest rate caps	—	5	—	5
Treasury rate locks	—	55	—	55
Other liabilities:
Interest rate swaps	—	2,912	—	2,912
Cross currency swaps	—	813	—	813
Total	$—	$5,892	$—	$5,892
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the carrying amount of our investments without readily determinable fair values was $711 million and $724 million, respectively. During the three and six months ended June 30, 2025, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. As of June 30, 2025, cumulative adjustments due to observable price changes and impairment charges were $177 million and $124 million, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At June 30, 2025	$143,508	$83,078	$57,120	$—	$140,198
At December 31, 2024	141,665	81,552	55,464	—	137,016

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
(dollars in millions)	2025	2024
Interest rate swaps	$23,040	$24,025
Cross currency swaps	30,877	32,053
Treasury rate locks	4,900	—
Foreign exchange forwards	730	620

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Interest Rate Swaps:
Notional value entered into	$—	$—	$—	$—
Notional value settled	985	—	985	—
Pre-tax gain recognized in Interest expense	—	1	—	3
Cross Currency Swaps:
Notional value entered into	—	—	—	2,146
Notional value settled	817	552	1,176	3,619
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	2,422	(92)	3,500	(834)
Pre-tax gain (loss) on hedged debt recognized in Interest expense	(2,422)	92	(3,500)	834
Excluded components recognized in Other comprehensive income (loss)	(28)	(116)	(877)	166
Initial value of the excluded component amortized into Interest expense	23	24	46	50
Treasury Rate Locks:
Notional value entered into	4,900	—	4,900	—
Notional value settled	—	—	—	—
Pre-tax loss recognized in Other comprehensive income (loss)	(55)	—	(55)	—

	Six Months Ended
	June 30,
(dollars in millions)	2025	2024
Other, net Cash Flows from Operating Activities:
Cash received (paid) for settlement of interest rate swaps	$(45)	$—
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	(80)	(243)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At June 30,	At December 31,
(dollars in millions)	2025	2024
Carrying amount of hedged liabilities	$18,354	$18,863
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,681)	(5,192)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	232	281

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three and six months ended June 30, 2025 and June 30, 2024, these amounts completely offset each other and no net gain or loss was recorded.

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

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. For the fair value hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the three and six months ended June 30, 2025 and June 30, 2024, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information. We estimate that $92 million will be amortized into Interest expense within the next 12 months.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both June 30, 2025 and December 31, 2024.

Treasury Rate Locks
We enter into treasury rate locks designated as cash flow hedges to mitigate our interest rate risk on future transactions. We recognize gains and losses resulting from interest rate movements in Other comprehensive income (loss).

We also enter into undesignated treasury rate locks to mitigate our interest rate risk on future transactions. We recognize gains and losses resulting from interest rate movements in Interest expense.

In July 2025, we entered into $400 million of treasury rate locks designated as cash flow hedges.

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Foreign Exchange Forwards:
Notional value entered into	$1,990	$2,140	$3,980	$5,280
Notional value settled	1,990	2,670	3,870	5,730
Pre-tax gain (loss) recognized in Other income (expense), net	60	(1)	88	(23)
Treasury Rate Locks:
Notional value entered into	1,000	—	1,250	—
Notional value settled	1,000	—	1,250	—
Pre-tax loss recognized in Interest expense	(8)	—	(5)	—

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2025, we did not hold any collateral. At June 30, 2025, we posted $1.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2024, we did not hold any collateral. At December 31, 2024, we posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost
The following tables summarize the components of net periodic benefit cost related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2025	2024	2025	2024
Service cost - Cost of services	$35	$39	$7	$11
Service cost - Selling, general and administrative expense	6	6	1	2
Service cost	$41	$45	$8	$13

Amortization of prior service cost (credit)	$28	$28	$(32)	$(32)
Expected return on plan assets	(134)	(140)	(7)	(7)
Interest cost	101	112	137	136
Remeasurement loss, net	45	136	—	—
Other components	$40	$136	$98	$97

Total	$81	$181	$106	$110

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2025	2024	2025	2024
Service cost - Cost of services	$69	$80	$14	$22
Service cost - Selling, general and administrative expense	11	13	3	4
Service cost	$80	$93	$17	$26

Amortization of prior service cost (credit)	$56	$56	$(64)	$(64)
Expected return on plan assets	(268)	(348)	(14)	(14)
Interest cost	204	269	273	271
Remeasurement loss, net	45	63	—	—
Other components	$37	$40	$195	$193

Total	$117	$133	$212	$219

The service cost component of net periodic benefit cost is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

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

Severance Payments
During the three and six months ended June 30, 2025, we paid severance benefits of $201 million and $607 million, respectively, primarily related to the voluntary separation program. During the six months ended June 30, 2025, we paid an additional $96 million, related to other severance related contractual obligations associated with the voluntary separation program. At June 30, 2025, we had a remaining severance liability of $389 million, a portion of which relates to future contractual payments to separated employees under the voluntary separation program.

Employer Contributions
During both the three and six months ended June 30, 2025, we made a discretionary non-cash contribution to our qualified pension plans in the principal amount of $563 million. See Note 5 for additional information. During the six months ended June 30, 2024, we made discretionary contributions to the Pension Plans in the aggregate amount of $365 million.

During both the three and six months ended June 30, 2025 and June 30, 2024, we made insignificant contributions to our nonqualified pension plans.

No required qualified pension plans contributions are expected through December 31, 2025. No significant changes are expected with respect to the nonqualified pension and other postretirement benefit plans contributions in 2025.

Remeasurement loss, net
During the three and six months ended June 30, 2025, we recorded an insignificant net pre-tax remeasurement loss in our pension plans triggered by settlements.

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

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended June 30,
		2025		2024
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,415		13,571
Other		(3)		(32)
Balance at end of period		13,412		13,539

Retained Earnings
Balance at beginning of period		91,128		84,714
Net income attributable to Verizon		5,003		4,593
Dividends declared ($0.6775, $0.6650 per share)		(2,856)		(2,803)
Balance at end of period		93,275		86,504

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,489)		(1,199)
Foreign currency translation adjustments		76		—
Unrealized gain (loss) on cash flow hedges		(21)		19
Unrealized loss on fair value hedges		(39)		(104)
Unrealized loss on marketable securities		—		(1)
Defined benefit pension and postretirement plans		(2)		(2)
Other comprehensive income (loss)		14		(88)
Balance at end of period attributable to Verizon		(1,475)		(1,287)

Treasury Stock
Balance at beginning of period	(75,178)	(3,295)	(82,179)	(3,602)
Employee plans	70	3	265	12
Balance at end of period	(75,108)	(3,292)	(81,914)	(3,590)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		534		421
Restricted stock equity grant		183		173
Amortization		(3)		(17)
Balance at end of period		714		577

Noncontrolling Interests
Balance at beginning of period		1,315		1,392
Total comprehensive income		118		109
Distributions and other		(135)		(134)
Balance at end of period		1,298		1,367
Total Equity		$104,361		$97,539

	Six Months Ended June 30,
		2025		2024
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,466		13,631
Other		(54)		(92)
Balance at end of period		13,412		13,539

Retained Earnings
Balance at beginning of period		89,110		82,915
Net income attributable to Verizon		9,882		9,195
Dividends declared ($1.3550, $1.3300 per share)		(5,717)		(5,602)
Other		—		(4)
Balance at end of period		93,275		86,504

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(923)		(1,380)
Foreign currency translation adjustments		143		(50)
Unrealized gain on cash flow hedges		—		54
Unrealized gain (loss) on fair value hedges		(692)		96
Unrealized gain (loss) on marketable securities		1		(3)
Defined benefit pension and postretirement plans		(4)		(4)
Other comprehensive income (loss)		(552)		93
Balance at end of period attributable to Verizon		(1,475)		(1,287)

Treasury Stock
Balance at beginning of period	(81,753)	(3,583)	(87,173)	(3,821)
Employee plans	6,645	291	5,257	231
Shareholder plans	—	—	2	—
Balance at end of period	(75,108)	(3,292)	(81,914)	(3,590)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		738		656
Restricted stock equity grant		374		275
Amortization		(398)		(354)
Balance at end of period		714		577

Noncontrolling Interests
Balance at beginning of period		1,338		1,369
Total comprehensive income		222		229
Distributions and other		(262)		(231)
Balance at end of period		1,298		1,367
Total Equity		$104,361		$97,539
Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the six months ended June 30, 2025. At June 30, 2025, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 6.6 million shares of common stock issued from treasury stock during the six months ended June 30, 2025.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2025	$(733)	$(981)	$589	$(5)	$207	$(923)
Excluded components recognized in other comprehensive income	—	—	(657)	—	—	(657)
Other comprehensive income (loss)	143	(41)	—	1	—	103
Amounts reclassified to net income	—	41	(35)	—	(4)	2
Net other comprehensive income (loss)	143	—	(692)	1	(4)	(552)
Balance at June 30, 2025	$(590)	$(981)	$(103)	$(4)	$203	$(1,475)

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

The following tables provide operating financial information for our two reportable segments:

				Three Months Ended June 30,
	2025			2024
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service(1)	$20,186	$—	$20,186	$19,797	$—	$19,797
Wireless equipment	5,369	—	5,369	4,143	—	4,143
Other(1)(2)	1,019	—	1,019	932	—	932
Enterprise and Public Sector	—	3,435	3,435	—	3,545	3,545
Business Markets and Other	—	3,339	3,339	—	3,199	3,199
Wholesale	—	494	494	—	547	547
Intersegment revenues	74	7	81	55	9	64
Total Operating Revenues(3)	26,648	7,275	33,923	24,927	7,300	32,227

Operating Expenses(4)
Cost of wireless equipment	5,806	1,201	7,007	4,432	1,135	5,567
Centrally managed network and shared service costs(5)	4,463	2,441	6,904	4,450	2,569	7,019
Depreciation and amortization expense	3,582	1,031	4,613	3,394	1,078	4,472
Other segment expenses(6)	5,154	1,964	7,118	5,047	2,018	7,065
Total Operating Expenses	19,005	6,637	25,642	17,323	6,800	24,123
Operating Income	$7,643	$638	$8,281	$7,604	$500	$8,104
1) Reflects the reclassification of recurring device protection and insurance related plan revenues from Other revenue into Wireless service revenue in the first quarter of 2025.
(2) Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
(3) Service and other revenues and Wireless equipment revenues included in our Business segment were approximately $6.4 billion and $886 million, respectively, for the three months ended June 30, 2025 and were approximately $6.4 billion and $855 million, respectively, for the three months ended June 30, 2024.
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

				Six Months Ended June 30,
	2025			2024
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service(1)	$40,179	$—	$40,179	39,369	$—	$39,369
Wireless equipment	9,901	—	9,901	8,633	—	8,633
Other(1)(2)	2,039	—	2,039	1,875	—	1,875
Enterprise and Public Sector	—	6,892	6,892	—	7,132	7,132
Business Markets and Other	—	6,646	6,646	—	6,389	6,389
Wholesale	—	1,009	1,009	—	1,137	1,137
Intersegment revenues	147	14	161	107	18	125
Total Operating Revenues(3)	52,266	14,561	66,827	49,984	14,676	64,660

Operating Expenses(4)
Cost of wireless equipment	10,718	2,395	13,113	9,182	2,290	11,472
Centrally managed network and shared service costs(5)	8,992	4,923	13,915	8,880	5,193	14,073
Depreciation and amortization expense	7,125	2,051	9,176	6,703	2,206	8,909
Other segment expenses(6)	10,364	3,890	14,254	10,243	4,088	14,331
Total Operating Expenses	37,199	13,259	50,458	35,008	13,777	48,785
Operating Income	$15,067	$1,302	$16,369	$14,976	$899	$15,875
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
(3) Service and other revenues and Wireless equipment revenues included in our Business segment were approximately $12.8 billion and $1.8 billion, respectively, for the six months ended June 30, 2025 and were approximately $13.0 billion and $1.7 billion, respectively, for the six months ended June 30, 2024.
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

The following table provides Fios revenue for our two reportable segments and includes intersegment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Consumer	$2,924	$2,896	$5,820	$5,792
Business	310	313	620	624
Total Fios revenue	$3,234	$3,209	$6,440	$6,416

The following table provides Wireless service revenue for our two reportable segments and includes intersegment activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Consumer	$17,369	$16,985	$34,568	$33,745
Business	3,579	3,521	7,144	6,988
Total Wireless service revenue	$20,948	$20,506	$41,712	$40,733
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

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Total reportable segments operating revenues	$33,923	$32,227	$66,827	$64,660
Corporate and other	663	633	1,323	1,244
Eliminations	(82)	(64)	(161)	(127)
Total consolidated operating revenues	$34,504	$32,796	$67,989	$65,777

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Total reportable segments operating income	$8,281	$8,104	$16,369	$15,875
Corporate and other	(101)	(277)	(203)	(413)
Other components of net periodic benefit charges (Note 8)	(8)	(9)	(16)	(17)
Legacy legal matter	—	—	—	(106)
Total consolidated operating income	8,172	7,818	16,150	15,339

Equity in earnings (losses) of unconsolidated businesses	(3)	(14)	3	(23)
Other income (expense), net	79	(72)	200	126
Interest expense	(1,639)	(1,698)	(3,271)	(3,333)
Income Before Provision For Income Taxes	$6,609	$6,034	$13,082	$12,109

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2025 or 2024.

The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of June 30, 2025 and December 31, 2024, $646 million and $772 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

As of June 30, 2025, Verizon had 28 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Twenty-one of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

Highlights of Our Financial Results for the Three Months Ended June 30, 2025 and 2024
(dollars in millions)

Highlights of Our Financial Results for the Six Months Ended June 30, 2025 and 2024
(dollars in millions)
Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended June 30, 2025 and 2024
Revenue by Segment for the Six Months Ended June 30, 2025 and 2024

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

The Consumer segment's operating revenues for the three and six months ended June 30, 2025 totaled $26.6 billion and $52.3 billion, respectively, representing an increase of 6.9% and 4.6%, respectively, compared to the similar periods in 2024. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

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

The Business segment's operating revenues for the three and six months ended June 30, 2025 totaled $7.3 billion and $14.6 billion, respectively, representing a decrease of 0.3% and 0.8%, respectively, compared to the similar periods in 2024. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the six months ended June 30, 2025, these investments included $8.0 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2025 are expected to be in the range of $17.5 billion to $18.5 billion.

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

Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA revises the U.S. federal corporate income tax by, among other things, making permanent 100% bonus depreciation on qualified fixed assets, making permanent the immediate deduction for domestic research and experimentation expenses, and permanently changing the limitation on the deduction of business interest expense to 30% of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA). Verizon does not anticipate the provisions of the OBBBA will have a material impact on its effective income tax rate. We currently estimate that these provisions will both decrease our 2025 cash income tax liability and increase our deferred tax liability by $1.5 billion to $2.0 billion by December 31, 2025. We continue to analyze the effects of the OBBBA on our consolidated financial statements.

Tariffs and Other Government Initiatives
Earlier this year, the U.S. government announced tariffs on goods imported from various countries to the U.S. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. We continue to actively monitor the tariff developments and analyze their potential impacts on our business, cost structure, supply chain and broader economic environment. We are also working closely with our strategic suppliers to manage the potential impacts.

In addition, the U.S. presidential administration is implementing significant changes to the size and scope of the federal government, including a reduction of the federal government workforce, changes in budgetary priorities and other cost efficiency measures. Several U.S. states have launched similar initiatives. We began seeing some negative impacts from these efforts in our business with public sector customers in the first quarter of 2025, and these impacts increased in the second quarter.

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

Consolidated Operating Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/
(dollars in millions)	2025	2024			2025	2024	(Decrease)
Consumer	$26,648	$24,927	$1,721	6.9%	$52,266	$49,984	$2,282	4.6%
Business	7,275	7,300	(25)	(0.3)	14,561	14,676	(115)	(0.8)
Corporate and other	663	633	30	4.7	1,323	1,244	79	6.4
Eliminations	(82)	(64)	(18)	28.1	(161)	(127)	(34)	26.8
Consolidated Operating Revenues	$34,504	$32,796	$1,708	5.2	$67,989	$65,777	$2,212	3.4

Consolidated operating revenues increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to revenue increases in our Consumer segment, partially offset by revenue decreases in our Business segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/
(dollars in millions)	2025	2024			2025	2024	(Decrease)
Cost of services	$6,878	$6,904	$(26)	(0.4)%	$13,828	$13,871	$(43)	(0.3)%
Cost of wireless equipment	7,007	5,567	1,440	25.9	13,113	11,472	1,641	14.3
Selling, general and administrative expense	7,812	8,024	(212)	(2.6)	15,686	16,167	(481)	(3.0)
Depreciation and amortization expense	4,635	4,483	152	3.4	9,212	8,928	284	3.2
Consolidated Operating Expenses	$26,332	$24,978	$1,354	5.4	$51,839	$50,438	$1,401	2.8

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

Cost of services remained relatively flat during both the three and six months ended June 30, 2025 compared to the similar periods in 2024.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to:
•an increase of $1.1 billion and $1.2 billion, respectively, driven by a higher volume of wireless devices sold primarily related to an increase of 31% and 14%, respectively, in upgrades; and
•an increase of $284 million and $390 million, respectively, driven by a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, the provision for credit losses, taxes other than income taxes, advertising and sales commission costs, call center and information technology costs, regulatory fees, professional service fees, rent and utilities for administrative space and device insurance program costs. Also included is a portion of the aggregate customer care costs as discussed above in "Cost of Services."

Selling, general and administrative expense decreased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024.

The decrease during the three months ended June 30, 2025 was primarily due to:
•a decrease of $139 million related to lower costs for device insurance programs primarily due to a decrease in claims; and
•a decrease of $65 million in personnel costs related to workforce changes primarily due to the voluntary separation program that was announced in June of 2024 and completed in March of 2025.

The decrease during the six months ended June 30, 2025 was primarily as a result of:
•a decrease of $227 million in personnel costs related to workforce changes primarily due to the voluntary separation program that was announced in June of 2024 and completed in March of 2025;
•a decrease of $215 million related to lower costs for device insurance programs primarily due to a decrease in claims;
•a decrease of $106 million related to a legacy legal matter from 2024 that did not reoccur; and
•an increase of $80 million in advertising costs related to various marketing campaigns in the first half of 2025.

See "Special Items" for additional information on the legacy legal matter.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to the change in the mix of net depreciable and amortizable assets, including the amortization period of certain acquisition-related intangible assets, and the continued deployment of C-Band and FWA network assets.

Other Consolidated Results
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2025	2024			2025	2024
Interest income	$55	$83	$(28)	(33.7)%	$118	$161	$(43)	(26.7)%
Other components of net periodic benefit cost	(138)	(233)	95	(40.8)	(232)	(233)	1	(0.4)
Net debt extinguishment gains	88	89	(1)	(1.1)	178	199	(21)	(10.6)
Other, net	74	(11)	85	nm	136	(1)	137	nm
Other Income (Expense), Net	$79	$(72)	$151	nm	$200	$126	$74	58.7
nm - not meaningful

Other income (expense), net, reflects certain items not directly related to our core operations, including interest income, debt extinguishment gains, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income (expense), net increased during the three and six months ended June 30, 2025 compared to the similar periods in 2024.

The increase during the three months ended June 30, 2025 was primarily due to:
•a net pension remeasurement loss of $45 million in 2025 compared to a net pension remeasurement loss of $136 million in 2024; and
•an increase resulting from fair market value adjustments on certain investments.

The increase during the six months ended June 30, 2025 was primarily due to an increase resulting from fair market value adjustments on certain investments.

See Note 8 to the condensed consolidated financial statements for more information on the other components of net periodic benefit cost.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Decrease		June 30,		Decrease
(dollars in millions)	2025	2024			2025	2024
Total interest costs on debt balances	$1,830	$1,942	$(112)	(5.8)%	$3,659	$3,850	$(191)	(5.0)%
Less capitalized interest costs	191	244	(53)	(21.7)	388	517	(129)	(25.0)
Interest Expense	$1,639	$1,698	$(59)	(3.5)	$3,271	$3,333	$(62)	(1.9)

Average debt outstanding(1)(3)	$144,695	$151,410			$144,461	$152,137
Effective interest rate(2)(3)	5.1%	5.1%			5.1%	5.1%
(1)The average debt outstanding is a financial measure and is calculated by applying a simple average of prior months' end balances of total short-term and long-term debt, net of discounts, premiums and unamortized debt issuance costs.
(2)The effective interest rate is the rate of actual interest incurred on debt. It is calculated by dividing the annualized total interest costs on debt balances by the average debt outstanding.
(3)We believe that this measure is useful to management, investors and other users of our financial information in evaluating our debt financing cost and trends in our debt leverage management.

Total interest expense decreased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily as a result of a decrease in interest costs due to lower average debt balances partially offset by a decrease in capitalized interest due to additional C-Band spectrum licenses being placed into service.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,
(dollars in millions)	2025	2024			2025	2024	Increase
Provision for income taxes	$1,488	$1,332	$156	11.7%	$2,978	$2,685	$293	10.9%
Effective income tax rate	22.5%	22.1%			22.8%	22.2%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the provision for income taxes during the three and six months ended June 30, 2025 compared to the similar periods in 2024 was primarily due to the increase in income before income taxes in the current period. The increase in the effective income tax rate during the three and six months ended June 30, 2025 compared to the similar periods in 2024 was primarily due to higher tax benefits from the favorable resolution of various income tax matters in the prior period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.6 billion at both June 30, 2025 and December 31, 2024. Interest and penalties related to unrecognized tax benefits were $681 million (after-tax) and $684 million (after-tax) at June 30, 2025 and December 31, 2024, respectively.

Verizon and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the Internal Revenue Service and multiple state and foreign jurisdictions for various open tax years.

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA
Consolidated earnings before interest, taxes, depreciation and amortization (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to Verizon's competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense to net income.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Consolidated Net Income	$5,121	$4,702	$10,104	$9,424
Add:
Provision for income taxes	1,488	1,332	2,978	2,685
Interest expense	1,639	1,698	3,271	3,333
Depreciation and amortization expense(1)	4,635	4,483	9,212	8,928
Consolidated EBITDA	$12,883	$12,215	$25,565	$24,370

Add (Less):
Other (income) expense, net(2)	$(79)	$72	$(200)	$(126)
Equity in (earnings) losses of unconsolidated businesses	3	14	(3)	23
Legacy legal matter	—	—	—	106
Consolidated Adjusted EBITDA	$12,807	$12,301	$25,362	$24,373
(1) Includes Amortization of acquisition-related intangible assets, which were $192 million and $382 million during the three and six months ended June 30, 2025, respectively, and $219 million and $440 million during the three and six months ended June 30, 2024, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market charges of $136 million during both the three and six months ended June 30, 2024. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2025 compared to the similar periods in 2024 were primarily a result of the factors described above in connection with consolidated operating revenues and consolidated operating expenses.

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

Wireless retail postpaid ARPA is the calculated average retail postpaid service revenue per account (ARPA) from retail postpaid accounts in the period. Wireless retail postpaid service revenue does not include recurring device payment plan billings related to the Verizon device payment program, insurance premiums or regulatory fees. Wireless retail postpaid ARPA in each period presented is calculated by dividing retail postpaid service revenue by the average retail postpaid accounts in the period.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions, except ARPA)	2025	2024	(Decrease)		2025	2024	(Decrease)
Service(1)	$20,260	$19,851	$409	2.1%	$40,326	$39,475	$851	2.2%
Wireless equipment	5,369	4,143	1,226	29.6	9,901	8,633	1,268	14.7
Other(1)	1,019	933	86	9.2	2,039	1,876	163	8.7
Total Operating Revenues	$26,648	$24,927	$1,721	6.9	$52,266	$49,984	$2,282	4.6

Revenue Statistics:
Wireless service revenue(1)	$17,369	$16,985	$384	2.3	$34,568	$33,745	$823	2.4
Fios revenue	$2,924	$2,896	$28	1.0	$5,820	$5,792	$28	0.5

Connections (‘000):(2)
Wireless retail					115,189	114,236	953	0.8
Wireless retail postpaid					94,948	93,960	988	1.1
Wireless retail core prepaid(3)					19,017	18,702	315	1.7

Fios internet					7,204	7,049	155	2.2
Fios video					2,564	2,818	(254)	(9.0)

FWA broadband					3,077	2,292	785	34.2
Wireline broadband					7,348	7,238	110	1.5
Total broadband					10,425	9,530	895	9.4

Net Additions in Period (‘000):
Total wireless retail	112	(552)	664	nm	(47)	(693)	646	93.2
Wireless retail postpaid	90	72	18	25.0	(163)	147	(310)	nm
Wireless retail postpaid phone	(51)	(109)	58	53.2	(407)	(303)	(104)	(34.3)
Wireless retail core prepaid(3)	50	(12)	62	nm	187	(143)	330	nm

FWA broadband	164	218	(54)	(24.8)	363	421	(58)	(13.8)
Wireline broadband	17	13	4	30.8	48	49	(1)	(2.0)
Total broadband	181	231	(50)	(21.6)	411	470	(59)	(12.6)

Churn Rate:
Wireless retail	1.58%	1.63%			1.58%	1.63%
Wireless retail postpaid	1.12%	1.00%			1.13%	1.02%
Wireless retail postpaid phone	0.90%	0.79%			0.90%	0.81%

Account Statistics:
Wireless retail postpaid ARPA(1)	$147.50	$144.15	$3.35	2.3	$146.98	$142.73	$4.25	3.0
Wireless retail postpaid accounts (‘000)(2)					32,550	32,769	(219)	(0.7)
Wireless retail postpaid connections per account(2)					2.92	2.87	0.05	1.7
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
nm - not meaningful

Consumer's total operating revenues increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 as a result of increases in Service, Wireless equipment and Other revenues.

Service Revenue
Service revenue increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during the three months ended June 30, 2025 compared to the similar period in 2024 primarily due to:
•an increase of $220 million in postpaid revenue primarily related to pricing actions, higher adoption of perks and premium MyPlan offerings, and a 34% increase in our FWA subscriber base. These increases were partially offset by the amortization of wireless equipment sales promotions; and
•an increase of $176 million related to growth in non-retail service revenue.

Wireless service revenue increased during the six months ended June 30, 2025 compared to the similar period in 2024 primarily as a result of:
•an increase of $627 million in postpaid revenue primarily related to pricing actions, higher adoption of perks and premium MyPlan offerings, and a 34% increase in our FWA subscriber base. These increases were partially offset by the amortization of wireless equipment sales promotions;
•an increase of $319 million related to growth in non-retail service revenue; and
•a decrease of $106 million primarily driven by the termination of the Affordable Connectivity Program in the second quarter of 2024, partially offset by an increase in the core prepaid subscriber base.

Wireless Equipment Revenue
Wireless equipment revenue increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to:
•an increase of $1.0 billion for both periods driven by a higher volume of wireless devices sold primarily related to an increase of 39% and 19%, respectively, in upgrades, partially offset by the impact of related promotions; and
•an increase of $180 million and $256 million, respectively, related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue increased during the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to an increase of $65 million and $118 million, respectively, driven by regulatory surcharges primarily related to a higher net Federal Universal Service Fund (FUSF) rate.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase
(dollars in millions)	2025	2024			2025	2024
Cost of services	$4,581	$4,450	$131	2.9%	$9,155	$8,987	$168	1.9%
Cost of wireless equipment	5,806	4,432	1,374	31.0	10,718	9,182	1,536	16.7
Selling, general and administrative expense	5,036	5,047	(11)	(0.2)	10,201	10,136	65	0.6
Depreciation and amortization expense	3,582	3,394	188	5.5	7,125	6,703	422	6.3
Total Operating Expenses	$19,005	$17,323	$1,682	9.7	$37,199	$35,008	$2,191	6.3

Cost of Services
Cost of services increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to:
•an increase of $62 million and $98 million, respectively, in regulatory fees mainly driven by a higher net FUSF rate; and
•an increase of $37 million and $83 million, respectively, in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to:
•an increase of $1.1 billion and $1.2 billion, respectively, driven by a higher volume of wireless devices sold primarily related to an increase of 39% and 19%, respectively, in upgrades; and

•an increase of $251 million and $341 million, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat for the three months ended June 30, 2025 and increased during the six months ended June 30, 2025 compared to the similar periods in 2024.

The increase during the six months ended June 30, 2025 was primarily due to an increase of $95 million in advertising costs related to various marketing campaigns in the first half of 2025.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(dollars in millions)	2025	2024			2025	2024
Segment Operating Income	$7,643	$7,604	$39	0.5%	$15,067	$14,976	$91	0.6%
Add Depreciation and amortization expense	3,582	3,394	188	5.5	7,125	6,703	422	6.3
Segment EBITDA	$11,225	$10,998	$227	2.1	$22,192	$21,679	$513	2.4

Segment operating income margin	28.7%	30.5%			28.8%	30.0%
Segment EBITDA margin	42.1%	44.1%			42.5%	43.4%

The changes in the table above during the three and six months ended June 30, 2025 compared to the similar periods in 2024 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/
(dollars in millions)	2025	2024	(Decrease)		2025	2024	(Decrease)
Enterprise and Public Sector	$3,435	$3,545	$(110)	(3.1)%	$6,892	$7,132	$(240)	(3.4)%
Business Markets and Other	3,346	3,203	143	4.5	6,660	6,398	262	4.1
Wholesale	494	552	(58)	(10.5)	1,009	1,146	(137)	(12.0)
Total Operating Revenues(1)	$7,275	$7,300	$(25)	(0.3)	$14,561	$14,676	$(115)	(0.8)

Revenue Statistics:
Wireless service revenue(2)	$3,579	$3,521	$58	1.6	$7,144	$6,988	$156	2.2
Fios revenue	$310	$313	$(3)	(1.0)	$620	$624	$(4)	(0.6)

Connections (‘000):(3)
Wireless retail postpaid					30,947	30,230	717	2.4

Fios internet					409	393	16	4.1
Fios video					51	58	(7)	(12.1)

FWA broadband					2,035	1,523	512	33.6
Wireline broadband					458	458	—	—
Total broadband					2,493	1,981	512	25.8

Net Additions in Period (‘000):
Wireless retail postpaid	65	268	(203)	(75.7)	159	446	(287)	(64.3)
Wireless retail postpaid phone	42	135	(93)	(68.9)	109	215	(106)	(49.3)

FWA broadband	114	160	(46)	(28.8)	223	311	(88)	(28.3)
Wireline broadband	(2)	—	(2)	nm	(2)	(1)	(1)	nm
Total broadband	112	160	(48)	(30.0)	221	310	(89)	(28.7)

Churn Rate:
Wireless retail postpaid	1.61%	1.45%			1.57%	1.48%
Wireless retail postpaid phone	1.26%	1.09%			1.21%	1.11%
(1) Service and other revenues included in our Business segment were approximately $6.4 billion for both the three months ended June 30, 2025 and 2024 and $12.8 billion and $13.0 billion for the six months ended June 30, 2025 and 2024, respectively. Wireless equipment revenues included in our Business segment were $886 million and $855 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 billion and $1.7 billion for the six months ended June 30, 2025 and 2024, respectively.
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
nm - not meaningful

Business's total operating revenues decreased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

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

Enterprise and Public Sector revenues decreased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to:
• a decrease of $95 million and $214 million, respectively, in wireline revenue primarily driven by declines in networking, traditional data and voice communication services along with related professional services, due to secular market pressure and technology shifts, coupled with lower customer premise equipment sales volumes; and
•a decrease of $28 million and $47 million, respectively, in Wireless service revenue primarily driven by pressure in Public Sector in part from government efficiency efforts.

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

Business Markets and Other revenues increased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to an increase of $90 million and $219 million, respectively, in Wireless service revenue driven by pricing actions and an increase in our FWA subscriber base partially offset by the amortization of wireless equipment sales promotions.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to a decrease of $58 million and $137 million, respectively, related to declines in traditional data and voice communication services and network connectivity as a result of technology substitution.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2025	2024			2025	2024
Cost of services	$2,297	$2,455	$(158)	(6.4)%	$4,673	$4,887	$(214)	(4.4)%
Cost of wireless equipment	1,201	1,135	66	5.8	2,395	2,290	105	4.6
Selling, general and administrative expense	2,108	2,132	(24)	(1.1)	4,140	4,394	(254)	(5.8)
Depreciation and amortization expense	1,031	1,078	(47)	(4.4)	2,051	2,206	(155)	(7.0)
Total Operating Expenses	$6,637	$6,800	$(163)	(2.4)	$13,259	$13,777	$(518)	(3.8)

Cost of Services
Cost of services decreased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024.

The decrease during the three months ended June 30, 2025 was primarily due to:
•a decrease of $77 million in personnel costs related to the impact of workforce changes; and
•a decrease of $53 million in access costs primarily related to changes in circuit usage and pricing.

The decrease during the six months ended June 30, 2025 was primarily due to:
•a decrease of $66 million personnel costs related to the impact of workforce changes;
•a decrease of $58 million in access costs primarily related to changes in circuit usage and pricing;
•a decrease of $54 million in other direct costs primarily related to various vendors and contracts; and
•a decrease of $48 million in customer premise equipment costs due to lower volumes sold.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three and six months ended June 30, 2025 compared to the similar periods in 2024 primarily due to:
•an increase of $33 million and $49 million, respectively, related to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $33 million and $56 million, respectively, driven by a higher volume of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat for the three months ended June 30, 2025 and decreased during the six months ended June 30, 2025 compared to the similar periods in 2024.

The decrease during the six months ended June 30, 2025 was primarily due to a decrease of $183 million in personnel costs related to the impact of workforce changes primarily due to the voluntary separation program that was announced in June of 2024 and completed in March of 2025.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2025	2024			2025	2024
Segment Operating Income	$638	$500	$138	27.6%	$1,302	$899	$403	44.8%
Add Depreciation and amortization expense	1,031	1,078	(47)	(4.4)	2,051	2,206	(155)	(7.0)
Segment EBITDA	$1,669	$1,578	$91	5.8	$3,353	$3,105	$248	8.0

Segment operating income margin	8.8%	6.8%			8.9%	6.1%
Segment EBITDA margin	22.9%	21.6%			23.0%	21.2%

The changes in the table above during both the three and six months ended June 30, 2025 compared to the similar periods in 2024 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$192	$219	$382	$440
Severance, pension and benefits charges
Other (income) expense, net	—	136	—	136
Legacy legal matter
Selling, general and administrative expense	—	—	—	106
Total	$192	$355	$382	$682
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Within Total Operating Expenses	$192	$219	$382	$546
Within Other (income) expense, net	—	136	—	136
Total	$192	$355	$382	$682

Amortization of Acquisition-Related Intangible Assets
During the three and six months ended June 30, 2025, we recorded pre-tax amortization expense of $192 million and $382 million, respectively, related to acquired intangible assets.

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

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2025	2024	Change
Cash Flows Provided By (Used In)
Operating activities	$16,757	$16,569	$188
Investing activities	(7,190)	(9,110)	1,920
Financing activities	(10,271)	(7,062)	(3,209)
Increase (decrease) in cash, cash equivalents and restricted cash	$(704)	$397	$(1,101)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $188 million during the six months ended June 30, 2025 compared to the similar period in 2024 primarily due to an increase in earnings and discretionary pension plan contributions of $365 million made during the six months ended June 30, 2024 that did not reoccur. As a result of the prior year discretionary contributions to our qualified pension plans and the additional non-cash contribution made in April 2025 in the principal amount of $563 million, we expect that there will be no required pension funding through the end of 2025, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the six months ended June 30, 2025 and 2024 were $8.0 billion and $8.1 billion, respectively. Capital expenditures decreased $118 million during the six months ended June 30, 2025 compared to the similar period in 2024 primarily due to efficiencies in our fiber and wireless network infrastructure investments.

Acquisitions of Wireless Licenses
During the six months ended June 30, 2025 and 2024, we recorded capitalized interest related to wireless licenses of $234 million and $338 million, respectively.

During the six months ended June 30, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2025, net cash used in financing activities was $10.3 billion. During the six months ended June 30, 2024, net cash used in financing activities was $7.1 billion.

During the six months ended June 30, 2025, our net cash used in financing activities was primarily driven by cash dividends paid of $5.7 billion, repayments of asset-backed long-term borrowings of $4.5 billion and repayments and repurchases of long-term borrowings and finance lease obligations of $5.5 billion. These payments were partially offset by proceeds from asset-backed long-term borrowings of $5.0 billion and proceeds from long-term borrowings of $1.7 billion.

At June 30, 2025, our total debt of $146.0 billion included unsecured debt of $119.4 billion and secured debt of $26.6 billion. At December 31, 2024, our total debt of $144.0 billion included unsecured debt of $117.9 billion and secured debt of $26.1 billion. During the six months ended June 30, 2025 and 2024, our effective interest rate was 5.1%. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At June 30, 2025
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,963	$—
Various export credit facilities(2)	2025 - 2031	10,000	—	4,912
Total		$22,000	$11,963	$4,912
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of June 30, 2025, there have been no drawings against the revolving credit facility since its inception.
(2) During the six months ended June 30, 2025 and 2024, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Other, Net
Other, net cash flow from financing activities during the six months ended June 30, 2025 includes $384 million in payments related to vendor financing arrangements, $265 million in equity distribution payments made for controlled entities, $245 million in payments made under the sublease arrangement for our cell towers, and $160 million in payments related to tax withholding of employee share based arrangements.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $5.7 billion and $5.6 billion in cash dividends during the six months ended June 30, 2025 and 2024, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at June 30, 2025 totaled $3.4 billion, a $759 million decrease compared to December 31, 2024, primarily as a result of the factors discussed above.

Restricted cash totaled $449 million and $441 million as of June 30, 2025 and December 31, 2024, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2025	2024	Change
Net cash provided by operating activities	$16,757	$16,569	$188
Less Capital expenditures (including capitalized software)	7,953	8,071	(118)
Free cash flow	$8,804	$8,498	$306

The increase in free cash flow during the six months ended June 30, 2025 compared to the similar period in 2024 is a reflection of the increase in operating cash flows, as well as the decrease in capital expenditures, both of which are discussed above.

Other Future Obligations
As of June 30, 2025, Verizon had 28 renewable energy purchase agreements with third parties for a total of approximately 3.7 gigawatts of anticipated renewable energy capacity across multiple states. See Note 12 to the condensed consolidated financial statements for additional information.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At June 30, 2025, we did not hold any collateral. At June 30, 2025, we posted $1.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2024, we did not hold any collateral. At December 31, 2024, we posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2025, approximately 77% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $340 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2025 and December 31, 2024, the fair value of the liability of these contracts was $4.8 billion and $5.3 billion, respectively. At June 30, 2025 and December 31, 2024, the total notional amount of the interest rate swaps was $23.0 billion and $24.0 billion, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At June 30, 2025, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At June 30, 2025 and December 31, 2024, the fair value of the asset of these contracts was $1.6 billion and $500 million, respectively. At June 30, 2025 and December 31, 2024, the fair value of the liability of these contracts was $1.0 billion and $2.7 billion, respectively. At June 30, 2025 and December 31, 2024, the total notional amount of the cross currency swaps was $30.9 billion and $32.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We entered into Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both June 30, 2025 and December 31, 2024, the fair value of the asset and liability of these contracts was insignificant. At June 30, 2025 and December 31, 2024, the total notional amount of the foreign exchange forwards was $730 million and $620 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon was required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which were approximately $7.5 billion. During the six months ended June 30, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we were obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier, a U.S. provider of broadband internet and other communication services. The transaction is structured as a merger of the Company's subsidiary with and into Frontier, as a result of which Frontier will become a wholly owned subsidiary of the Company and shares of Frontier common stock outstanding immediately prior to the effective time of merger (subject to certain limited exceptions) will be cancelled and converted into the right to receive a per share merger consideration of $38.50, in cash. In November 2024, Frontier shareholders approved the transaction. It has also been approved by the FCC, the Department of Justice and certain state regulators. Consummation of the transaction is subject to receipt of certain remaining regulatory approvals and other customary closing conditions. Under certain circumstances, if the Merger Agreement is terminated, Frontier may be required to pay Verizon a termination fee of $320 million. Under certain other specified circumstances, Verizon may be required to pay Frontier a termination fee of $590 million.

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

•disruption of our key suppliers' or vendors' provisioning of products or services, including as a result of geopolitical factors, natural disasters or extreme weather conditions;

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2025.

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

There were no changes in the Company's internal control over financial reporting during the second quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended June 30, 2025. At June 30, 2025, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

VERIZON COMMUNICATIONS INC.

Date: July 25, 2025	By:	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)