Form 10-Q
period 2025-09-30
VERIZON COMMUNICATIONS INC
filed 2025-10-29
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The Nasdaq Global Select Market
1.375% Notes due 2026	VZ 26B	New York Stock Exchange
0.875% Notes due 2027	VZ 27E	New York Stock Exchange
1.375% Notes due 2028	VZ 28	New York Stock Exchange
1.125% Notes due 2028	VZ 28A	New York Stock Exchange
2.350% Fixed Rate Notes due 2028	VZ 28C	New York Stock Exchange
1.875% Notes due 2029	VZ 29B	New York Stock Exchange
0.375% Notes due 2029	VZ 29D	New York Stock Exchange
1.250% Notes due 2030	VZ 30	New York Stock Exchange
1.875% Notes due 2030	VZ 30A	New York Stock Exchange
4.250% Notes due 2030	VZ 30D	New York Stock Exchange
2.625% Notes due 2031	VZ 31	New York Stock Exchange
2.500% Notes due 2031	VZ 31A	New York Stock Exchange
3.000% Fixed Rate Notes due 2031	VZ 31D	New York Stock Exchange
0.875% Notes due 2032	VZ 32	New York Stock Exchange
0.750% Notes due 2032	VZ 32A	New York Stock Exchange
3.500% Notes due 2032	VZ 32B	New York Stock Exchange
3.250% Notes due 2032	VZ 32C	New York Stock Exchange
1.300% Notes due 2033	VZ 33B	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act (continued):

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
4.75% Notes due 2034	VZ 34	New York Stock Exchange
4.750% Notes due 2034	VZ 34C	New York Stock Exchange
3.125% Notes due 2035	VZ 35	New York Stock Exchange
1.125% Notes due 2035	VZ 35A	New York Stock Exchange
3.375% Notes due 2036	VZ 36A	New York Stock Exchange
3.750% Notes due 2036	VZ 36B	New York Stock Exchange
3.750% Notes due 2037	VZ 37B	New York Stock Exchange
2.875% Notes due 2038	VZ 38B	New York Stock Exchange
1.875% Notes due 2038	VZ 38C	New York Stock Exchange
1.500% Notes due 2039	VZ 39C	New York Stock Exchange
3.50% Fixed Rate Notes due 2039	VZ 39D	New York Stock Exchange
1.850% Notes due 2040	VZ 40	New York Stock Exchange
3.850% Fixed Rate Notes due 2041	VZ 41C	New York Stock Exchange

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

At September 30, 2025, 4,216,425,489 shares of the registrant’s common stock were outstanding, after deducting 75,008,157 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2025	2024	2025	2024

Operating Revenues
Service revenues and other	$28,202	$27,987	$84,538	$83,405
Wireless equipment revenues	5,619	5,343	17,272	15,702
Total Operating Revenues	33,821	33,330	101,810	99,107

Operating Expenses
Cost of services (exclusive of items shown below)	6,863	7,193	20,691	21,064
Cost of wireless equipment	6,483	6,047	19,596	17,519
Selling, general and administrative expense	7,752	9,706	23,438	25,873
Depreciation and amortization expense	4,618	4,458	13,830	13,386
Total Operating Expenses	25,716	27,404	77,555	77,842

Operating Income	8,105	5,926	24,255	21,265
Equity in losses of unconsolidated businesses	(6)	(24)	(3)	(47)
Other income, net	92	72	292	198
Interest expense	(1,664)	(1,672)	(4,935)	(5,005)
Income Before Provision For Income Taxes	6,527	4,302	19,609	16,411
Provision for income taxes	(1,471)	(891)	(4,449)	(3,576)
Net Income	$5,056	$3,411	$15,160	$12,835

Net income attributable to noncontrolling interests	$106	$105	$328	$334
Net income attributable to Verizon	4,950	3,306	14,832	12,501
Net Income	$5,056	$3,411	$15,160	$12,835

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.17	$0.78	$3.51	$2.96
Weighted-average shares outstanding (in millions)	4,228	4,220	4,225	4,217

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.17	$0.78	$3.51	$2.96
Weighted-average shares outstanding (in millions)	4,233	4,225	4,229	4,221
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2025	2024	2025	2024

Net Income	$5,056	$3,411	$15,160	$12,835
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(1), $8, $26 and $2	(3)	59	140	9
Unrealized gain (loss) on cash flow hedges, net of tax of $4, $(2), $4 and $(20)	(13)	6	(13)	60
Unrealized loss on fair value hedges, net of tax of $53, $149, $285 and $117	(161)	(446)	(853)	(350)
Unrealized gain on marketable securities, net of tax of $(1), $(2), $(1) and $(1)	3	5	4	2
Defined benefit pension and postretirement plans, net of tax of $1, $1, $3 and $3	(2)	(2)	(6)	(6)
Other comprehensive loss attributable to Verizon	(176)	(378)	(728)	(285)
Total Comprehensive Income	$4,880	$3,033	$14,432	$12,550

Comprehensive income attributable to noncontrolling interests	$106	$105	$328	$334
Comprehensive income attributable to Verizon	4,774	2,928	14,104	12,216
Total Comprehensive Income	$4,880	$3,033	$14,432	$12,550

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2025	2024

Assets
Current assets
Cash and cash equivalents	$7,706	$4,194
Accounts receivable	27,083	27,261
Less Allowance for credit losses	1,163	1,152
Accounts receivable, net	25,920	26,109
Inventories	2,700	2,247
Prepaid expenses and other	7,684	7,973
Total current assets	44,010	40,523

Property, plant and equipment	334,765	331,406
Less Accumulated depreciation	226,298	222,884
Property, plant and equipment, net	108,467	108,522

Investments in unconsolidated businesses	799	842
Wireless licenses	156,926	156,613
Goodwill	22,841	22,841
Other intangible assets, net	10,516	11,129
Operating lease right-of-use assets	23,760	24,472
Other assets	21,012	19,769
Total assets	$388,331	$384,711

Liabilities and Equity
Current liabilities
Debt maturing within one year	$20,146	$22,633
Accounts payable and accrued liabilities	20,700	23,374
Current operating lease liabilities	4,501	4,415
Other current liabilities	14,216	14,349
Total current liabilities	59,563	64,771

Long-term debt	126,629	121,381
Employee benefit obligations	11,072	11,997
Deferred income taxes	48,226	46,732
Non-current operating lease liabilities	19,176	19,928
Other liabilities	17,320	19,327
Total long-term liabilities	222,423	219,365

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,408	13,466
Retained earnings	95,316	89,110
Accumulated other comprehensive loss	(1,651)	(923)
Common stock in treasury, at cost (75,008,157 and 81,753,488 shares outstanding)	(3,287)	(3,583)
Deferred compensation – employee stock ownership plans (ESOPs) and other	827	738
Noncontrolling interests	1,303	1,338
Total equity	106,345	100,575
Total liabilities and equity	$388,331	$384,711
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2025	2024

Cash Flows from Operating Activities
Net Income	$15,160	$12,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,830	13,386
Employee retirement benefits	444	469
Deferred income taxes	1,809	247
Provision for expected credit losses	1,613	1,623
Equity in losses of unconsolidated businesses, inclusive of dividends received	41	62
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(4,054)	(2,609)
Other, net	(820)	467
Net cash provided by operating activities	28,023	26,480

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(12,263)	(12,019)
Acquisitions of wireless licenses	(340)	(768)
Other, net	923	(326)
Net cash used in investing activities	(11,680)	(13,113)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	3,952	3,142
Proceeds from asset-backed long-term borrowings	7,340	8,229
Repayments of long-term borrowings and finance lease obligations	(7,529)	(6,623)
Repayments of asset-backed long-term borrowings	(6,437)	(6,158)
Dividends paid	(8,569)	(8,399)
Other, net	(1,579)	(1,668)
Net cash used in financing activities	(12,822)	(11,477)

Increase in cash, cash equivalents and restricted cash	3,521	1,890
Cash, cash equivalents and restricted cash, beginning of period	4,635	3,497
Cash, cash equivalents and restricted cash, end of period (Note 1)	$8,156	$5,387
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

Earnings Per Common Share
There were a total of approximately 4.5 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for both the three and nine months ended September 30, 2025. There were a total of approximately 4.6 million and 4.5 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2024, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At September 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2025	2024
Cash and cash equivalents	$7,706	$4,194	$3,512
Restricted cash:
Prepaid expenses and other	303	319	(16)
Other assets	147	122	25
Cash, cash equivalents and restricted cash	$8,156	$4,635	$3,521

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

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or were partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At September 30, 2025, month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and 94% of our wireline Consumer and our Business Markets and Other contracts, compared to September 30, 2024, for which month-to-month service contracts represented approximately 95% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts.
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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the expected recognition timeframe below. These contracts have varying terms spanning over approximately twenty-eight years ending in September 2053 and have aggregate contract minimum payments totaling $1.4 billion.

At September 30, 2025, the aggregate amount of the transaction price related to unsatisfied performance obligations was $53.8 billion, of which we expect to recognize substantially all of the revenue from origination over the next thirty-six months, with the remainder recognized thereafter. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At September 30,	At December 31,
(dollars in millions)	2025	2024
Accounts Receivable(1)	$9,109	$9,225
Device payment plan agreement receivables(2)	19,927	19,766
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

Revenues recognized related to contract liabilities existing at January 1, 2025 were $145 million and $5.0 billion for the three and nine months ended September 30, 2025, respectively. Revenues recognized related to contract liabilities existing at January 1, 2024 were $206 million and $4.9 billion for the three and nine months ended September 30, 2024, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2025	2024
Assets
Prepaid expenses and other	$549	$621
Other assets	292	321
Total Contract Assets	$841	$942

Liabilities
Other current liabilities	$7,504	$7,492
Other liabilities	2,237	2,186
Total Contract Liabilities	$9,741	$9,678

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2025	2024
Assets
Prepaid expenses and other	$3,146	$2,932
Other assets	2,831	2,808
Total	$5,977	$5,740

For the three and nine months ended September 30, 2025, we recognized expense of $901 million and $2.7 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2024, we recognized expense of $865 million and $2.5 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three and nine months ended September 30, 2025 or September 30, 2024.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon was required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which were approximately $7.5 billion. During the nine months ended September 30, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we were obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

On October 17, 2024, Verizon entered into a license purchase agreement to acquire select spectrum licenses of United States Cellular Corporation (currently known as Array Digital Infrastructure, Inc.) and certain of its subsidiaries (collectively, UScellular) for total consideration of $1.0 billion, subject to certain potential adjustments. The closing of this transaction is subject to the receipt of regulatory approvals and other closing conditions, including the sale of UScellular's wireless operations and select spectrum assets to T-Mobile US, Inc., which concluded in August 2025, and the termination of certain post-closing arrangements with respect to that sale.

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

Other
In October 2025, Verizon entered into an Agreement and Plan of Merger to acquire Starry Group Holdings, Inc., a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. The closing of this transaction is subject to FCC approval and other customary closing conditions.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of our Wireless licenses are as follows:

	At September 30,	At December 31,
(dollars in millions)	2025	2024
Wireless licenses	$156,926	$156,613

At September 30, 2025 and 2024, approximately $7.9 billion and $11.3 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $338 million and $485 million of capitalized interest on wireless licenses for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2025(1)	$21,177	$1,664	$22,841
Balance at September 30, 2025(1)	$21,177	$1,664	$22,841
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At September 30, 2025			At December 31, 2024
(dollars in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$4,245	$(2,997)	$1,248	$4,242	$(2,629)	$1,613
Non-network internal-use software (3 to 7 years)	28,460	(20,126)	8,334	28,136	(19,743)	8,393
Other (4 to 25 years)	2,673	(1,739)	934	2,664	(1,541)	1,123
Total	$35,378	$(24,862)	$10,516	$35,042	$(23,913)	$11,129

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2025	$749	$2,237
2024	676	2,080

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2025	$764
2026	2,864
2027	2,307
2028	1,779
2029	1,104
2030	843

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the senior unsecured debt securities of the Company and its subsidiaries that occurred during the three and nine months ended September 30, 2025.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Three Months Ended June 30, 2025
Verizon 1.450% - 7.750% notes and floating rate notes, due 2026 - 2030	$2,207	$—
Verizon 5.401% notes due 2037(1)	—	2,162
Three Months Ended June 30, 2025 total	2,207	2,162
Nine Months Ended September 30, 2025 total(2)	2,207	2,162
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

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended June 30, 2025
Verizon 1.450% - 7.750% notes and floating rate notes, due 2026 - 2030(2)	$503	$501
Three Months Ended June 30, 2025 total	$503	$501
Nine Months Ended September 30, 2025 total	$503	$501
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.
(2) The tender offer was launched concurrently with the exchange offer discussed above and made available to different holders of the same series of notes.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/ Redeemed/ Repurchased		Amount Paid(1)
Three Months Ended March 31, 2025
Verizon 4.050% notes due 2025	A$	450	$365
Verizon 3.376% notes due 2025		$793	806
Verizon floating rate notes due 2025	487		490
Open market repurchases of various Verizon notes	410		317
Three Months Ended March 31, 2025 total			$1,978

Three Months Ended June 30, 2025
Verizon 0.875% notes due 2025		€747	$840
Verizon 2.625% notes due 2026		$985	990
Open market repurchases of various Verizon notes	438		328
Three Months Ended June 30, 2025 total			2,158

Three Months Ended September 30, 2025
Verizon 3.250% notes due 2026		€843	$1,032
Open market repurchases of various Verizon notes		$458	$366
Three Months Ended September 30, 2025 total			1,398
Nine Months Ended September 30, 2025 total			$5,534
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

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds(1)
Three Months Ended June 30, 2025
Verizon 5.250% notes due 2035(2)	$2,250	$1,676
Three Months Ended June 30, 2025 total		$1,676

Three Months Ended September 30, 2025
Verizon 3.250% notes due 2032	€1,000	$1,142
Verizon 3.750% notes due 2037	€1,000	$1,134
Three Months Ended September 30, 2025 total		$2,276
Nine Months Ended September 30, 2025 total		$3,952
(1) Net proceeds were net of underwriting discounts and other issuance costs. In addition, for securities denominated in a currency other than the U.S. dollar, net proceeds are shown on a U.S. dollar equivalent basis. See Note 7 for additional information on derivative activity related to the issuances.
(2) We contributed $563 million principal amount of the notes to our pension plans, as discussed below.

Commercial Paper Program
During the nine months ended September 30, 2025, we issued $11.6 billion in net proceeds and made $11.6 billion in principal repayments of commercial paper. These transactions were recorded within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows on a net basis. As of September 30, 2025, we had no commercial paper outstanding.

Asset-Backed Debt
As of September 30, 2025, the carrying value of our asset-backed debt was $27.1 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors), loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks), and sales of residual interests under our ABS Notes and certain ABS Financing Facilities (Class R Interest) under a master repurchase agreement (master repurchase agreement) with a bank (the Counterparty). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt for ABS Notes and ABS Financing Facilities, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities and the ABS Notes and ABS Financing Facilities, as applicable, which represent the rights to all funds not needed to make required payments on such asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred receivables, participation interest and Class R Interest, future collections on such receivables, underlying receivables related to such participation interest and such Class R Interest, as applicable. These receivables and participation interest transferred to the ABS Entities, such Class R Interest and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of certain receivables and participation interest, and other obligations arising from our asset-backed debt transactions, as applicable, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors, Banks or Counterparty, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt, but in the case of our ABS Notes and ABS Financing Facilities, do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, the Company has agreed to guarantee certain of the payment obligations of Cellco and the Originators to the ABS Entities in connection with our ABS Notes and ABS Financing Facilities. In connection with the master repurchase agreement, the Company has agreed to unconditionally and irrevocably guarantee payment obligations of the related ABS Entity, including to repurchase Class R Interest from the Counterparty.

Cash collections on the receivables and on the underlying receivables related to the participation interest collateralizing our ABS Notes and ABS Financing Facilities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued is included in Debt maturing within one year and Long-term debt in our condensed consolidated balance sheets.

ABS Notes
During the nine months ended September 30, 2025, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2025
Series 2025-1
A Senior class notes	4.710	2.99	$535
B Junior class notes	4.940	2.99	41
C Junior class notes	5.090	2.99	25

Series 2025-2
A Senior class notes	4.940	5.00	446
B Junior class notes	5.160	5.00	34
C Junior class notes	5.340	5.00	20
January 2025 total			1,101

March 2025
Series 2025-3
A-1a Senior class notes	4.510	1.97	706
A-1b Senior class notes	Compounded SOFR + 0.550(1)	1.97	185
B Junior class notes	4.770	1.97	68
C Junior class notes	4.900	1.97	41

Series 2025-4
A Senior class notes	4.760	4.97	446
B Junior class notes	5.020	4.97	34
C Junior class notes	5.200	4.97	20
March 2025 total			1,500

June 2025
Series 2025-5
A-1a Senior class notes	4.400	2.99	401
A-1b Senior class notes	Compounded SOFR + 0.550(1)	2.99	134
B Junior class notes	4.640	2.99	—
C Junior class notes	4.840	2.99	25

Series 2025-6
A Senior class notes	4.620	4.99	267
B Junior class notes	4.860	4.99	—
C Junior class notes	5.060	4.99	12
June 2025 total			839

September 2025
Series 2025-7
A-1a Senior class notes	3.960	2.93	601
A-1b Senior class notes	Compounded SOFR + 0.520(1)	2.93	200
B Junior class notes	4.210	2.93	—
C Junior class notes	4.400	2.93	37

Series 2025-8
A Senior class notes	4.160	4.93	356
B Junior class notes	4.410	4.93	27
C Junior class notes	4.600	4.93	16
September 2025 total			1,237
Total			$4,677
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in September 2025 was 4.38%.

Under the terms of each series of ABS Notes outstanding as of September 30, 2025, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the nine months ended September 30, 2025, we made aggregate principal repayments of $3.2 billion in connection with an anticipated redemption of ABS Notes.

During the three and nine months ended September 30, 2025, we sold certain of our initially offered but retained ABS Notes (collectively, the Retained Notes) for cash of $394 million and $523 million, respectively.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2025 (2021 ABS Financing Facility), we prepaid an aggregate of $250 million in February 2025, prepaid an aggregate of $1.4 billion in March 2025, borrowed an additional $1.1 billion in April 2025, prepaid an aggregate of $200 million and borrowed an additional $100 million in June 2025 and prepaid an aggregate of $1.1 billion in September 2025. The aggregate outstanding balance under the 2021 ABS Financing Facility was $6.4 billion as of September 30, 2025.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2024 (2022 ABS Financing Facility), we prepaid an aggregate of $163 million in February 2025, borrowed an additional $189 million in March 2025 and prepaid an aggregate of $241 million in April 2025. The aggregate outstanding balance under the 2022 ABS Financing Facility was $4.8 billion as of September 30, 2025.

Master Repurchase Agreement
In September 2025, we entered into a master repurchase agreement with the Counterparty to sell residual interests under our ABS Notes and certain ABS Financing Facilities for a maximum of $750 million with a simultaneous agreement to repurchase the Class R Interest at a later date for a specific price. Under the terms of the master repurchase agreement, which is accounted for as a secured borrowing, the Counterparty is sold certain Class R Interest for a specific period of time without the right to further sell or repledge such Class R Interest. However, we have the right and obligation to repurchase the Class R Interest, or substantially similar assets sold to the Counterparty, upon the maturity of the master repurchase agreement.

During the three and nine months ended September 30, 2025, we received $750 million under the master repurchase agreement which remained outstanding as of September 30, 2025 and is collateralized by certain Class R interest. The master repurchase agreement has a remaining maturity of less than one year and is classified as Debt maturing within one year in our condensed consolidated balance sheets. The estimated fair value of such Class R Interest was $1.1 billion as of September 30, 2025.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2025	2024
Assets
Accounts receivable, net	$18,381	$18,339
Prepaid expenses and other	305	322
Other assets	11,949	11,647

Liabilities
Accounts payable and accrued liabilities	34	37
Debt maturing within one year	15,523	17,312
Long-term debt	11,539	8,827

The Accounts receivable, net amounts above do not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At September 30, 2025
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,977	$—
Various export credit facilities(2)	2025 - 2031	10,000	—	4,588
Total		$22,000	$11,977	$4,588
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of September 30, 2025, there have been no drawings against the revolving credit facility since its inception.
(2) During the nine months ended September 30, 2025 and 2024, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the nine months ended September 30, 2025 and 2024, we financed, primarily through alternative financing arrangements, the purchase of approximately $1.7 billion and $1.2 billion, respectively, consisting primarily of network equipment. As of September 30, 2025 and December 31, 2024, $2.9 billion and $2.5 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

During the nine months ended September 30, 2025, we made a discretionary non-cash contribution to our qualified pension plans in the amount of $563 million. The contribution was made from the principal amount of aggregate notes issued of approximately $2.3 billion due 2035, with an interest rate of 5.250% per year. This contribution is a non-cash operating activity and therefore is not reflected within Other, net cash flow from operating activities in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended September 30, 2025 and 2024, we recorded net debt extinguishment gains of $94 million and $90 million, respectively. During the nine months ended September 30, 2025 and 2024, we recorded net debt extinguishment gains of $272 million and $289 million, respectively. The net gains are recorded in Other income, net in our condensed consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities in our condensed consolidated statements of cash flows. The total cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2025, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At September 30, 2025
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$15,738	$6,123	$5,222	$27,083
Less Allowance for credit losses	740	242	181	1,163
Accounts receivable, net of allowance	$14,998	$5,881	$5,041	$25,920
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at September 30, 2025 and December 31, 2024, are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $30.2 billion and $29.9 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. Included in Accounts receivable, net at September 30, 2025 and December 31, 2024, are net other receivables of $838 million and $1.2 billion, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2025	2024
Device payment plan agreement receivables, gross	$31,445	$31,308
Unamortized imputed interest	(1,005)	(975)
Device payment plan agreement receivables, at amortized cost	30,440	30,333
Allowance(1)	(1,427)	(1,315)
Device payment plan agreement receivables, net	$29,013	$29,018

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$14,998	$15,141
Other assets	14,015	13,877
Device payment plan agreement receivables, net	$29,013	$29,018
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At September 30, 2025 and December 31, 2024, the amount of trade-in liability was $300 million and $396 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the nine months ended September 30, 2025, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2025	2024	2023 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$2,603	$1,952	$733	$5,288
Existing customers	11,424	9,631	4,097	25,152
Total	$14,027	$11,583	$4,830	$30,440
Gross write-offs
New customers	$110	$421	$135	$666
Existing customers	21	161	155	337
Total	$131	$582	$290	$1,003
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on September 30, 2025.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the nine months ended September 30, 2025, by year of origination:

	Year of Origination
(dollars in millions)	2025	2024 and prior	Total
Wireless service receivables, at amortized cost	$6,041	$82	$6,123
Gross write-offs	201	189	390

The data presented in the table above was last updated on September 30, 2025.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2025	$1,315	$240
Current period provision for expected credit losses	1,080	355
Write-offs charged against the allowance	(1,003)	(390)
Recoveries collected	35	37
Balance at September 30, 2025	$1,427	$242
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At September 30,
(dollars in millions)	2025
Unbilled	$28,930
Billed:
Current	1,178
Past due	332
Device payment plan agreement receivables, at amortized cost	$30,440

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$32	$—	$32
Cross currency swaps	—	1	—	1
Foreign exchange forwards	—	1	—	1
Other assets:
Marketable equity securities	309	—	—	309
Fixed income securities	—	304	—	304
Cross currency swaps	—	1,366	—	1,366
Total	$309	$1,704	$—	$2,013

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,877	$—	$1,877
Cross currency swaps	—	166	—	166
Foreign exchange forwards	—	3	—	3
Treasury rate locks	—	97	—	97
Other liabilities:
Interest rate swaps	—	2,830	—	2,830
Cross currency swaps	—	1,074	—	1,074
Total	$—	$6,047	$—	$6,047
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the carrying amount of our investments without readily determinable fair values was $714 million and $724 million, respectively. During the three and nine months ended September 30, 2025, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. As of September 30, 2025, cumulative adjustments due to observable price changes and impairment charges were $191 million and $141 million, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At September 30, 2025	$144,276	$84,492	$57,990	$—	$142,482
At December 31, 2024	141,665	81,552	55,464	—	137,016

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
(dollars in millions)	2025	2024
Interest rate swaps	$23,040	$24,025
Cross currency swaps	32,177	32,053
Treasury rate locks	6,000	—
Foreign exchange forwards	750	620

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Interest Rate Swaps:
Notional value entered into	$—	$—	$—	$—
Notional value settled	—	1,254	985	1,254
Pre-tax gain (loss) recognized in Interest expense	—	(2)	—	1
Cross Currency Swaps:
Notional value entered into	2,294	—	2,294	2,146
Notional value settled	995	—	2,170	3,619
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	(206)	1,272	3,293	438
Pre-tax gain (loss) on hedged debt recognized in Interest expense	206	(1,272)	(3,293)	(438)
Excluded components recognized in Other comprehensive loss	(191)	(573)	(1,068)	(407)
Initial value of the excluded component amortized into Interest expense	23	23	70	73
Treasury Rate Locks:
Notional value entered into	1,100	1,000	6,000	1,000
Notional value settled	—	1,000	—	1,000
Pre-tax loss recognized in Other comprehensive loss	(42)	(21)	(97)	(21)

	Nine Months Ended
	September 30,
(dollars in millions)	2025	2024
Other, net Cash Flows from Operating Activities:
Cash paid for settlement of interest rate swaps, net	$(45)	$(6)
Cash received (paid) for settlement of treasury rate locks	—	(21)
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	(91)	(243)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At September 30,	At December 31,
(dollars in millions)	2025	2024
Carrying amount of hedged liabilities	$18,434	$18,863
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,598)	(5,192)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	223	281

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three and nine months ended September 30, 2025 and September 30, 2024, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive loss. Unrealized gains or losses on excluded components are recorded in Other comprehensive loss and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. For the fair value hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the three and nine months ended September 30, 2025 and September 30, 2024, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive loss related to cash flow hedges. See Note 9 for additional information. We estimate that $87 million will be amortized into Interest expense within the next 12 months.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both September 30, 2025 and December 31, 2024.

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

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Foreign Exchange Forwards:
Notional value entered into	$2,050	$1,660	$6,030	$6,940
Notional value settled	2,030	1,640	5,900	7,370
Pre-tax gain (loss) recognized in Other income, net	(8)	21	80	(2)
Treasury Rate Locks:
Notional value entered into	—	—	1,250	—
Notional value settled	—	—	1,250	—
Pre-tax loss recognized in Interest expense	—	—	(5)	—

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2025, we did not hold any collateral. At September 30, 2025, we posted $1.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2024, we did not hold any collateral. At December 31, 2024, we posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost
The following tables summarize the components of net periodic benefit cost related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2025	2024	2025	2024
Service cost - Cost of services	$34	$39	$7	$11
Service cost - Selling, general and administrative expense	6	6	1	2
Service cost	$40	$45	$8	$13

Amortization of prior service cost (credit)	$28	$28	$(33)	$(32)
Expected return on plan assets	(133)	(134)	(7)	(7)
Interest cost	102	111	137	136
Remeasurement gain, net	(31)	(46)	—	—
Other components	$(34)	$(41)	$97	$97

Total	$6	$4	$105	$110

	(dollars in millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2025	2024	2025	2024
Service cost - Cost of services	$103	$119	$21	$33
Service cost - Selling, general and administrative expense	17	19	4	6
Service cost	$120	$138	$25	$39

Amortization of prior service cost (credit)	$84	$84	$(97)	$(96)
Expected return on plan assets	(401)	(482)	(21)	(21)
Interest cost	306	380	410	407
Remeasurement loss, net	14	17	—	—
Other components	$3	$(1)	$292	$290

Total	$123	$137	$317	$329

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

Severance Payments
During the three and nine months ended September 30, 2025, we paid severance benefits of $56 million and $663 million, respectively, primarily related to the voluntary separation program. During the nine months ended September 30, 2025, we paid an additional $96 million, related to other severance related contractual obligations associated with the voluntary separation program. At September 30, 2025, we had a remaining severance liability of $331 million, a portion of which relates to future contractual payments to separated employees under the voluntary separation program.

Employer Contributions
During the nine months ended September 30, 2025, we made a discretionary non-cash contribution to our qualified pension plans in the principal amount of $563 million. See Note 5 for additional information. During the nine months ended September 30, 2024, we made discretionary contributions to the Pension Plans in the aggregate amount of $365 million.

During both the three and nine months ended September 30, 2025 and September 30, 2024, we made insignificant contributions to our nonqualified pension plans.

No required qualified pension plans contributions are expected through December 31, 2025. No significant changes are expected with respect to the nonqualified pension and other postretirement benefit plans contributions in 2025.

Remeasurement loss (gain), net
During both the three and nine months ended September 30, 2025 and September 30, 2024, we recorded an insignificant net pre-tax remeasurement gain and loss, respectively, in our pension plans triggered by settlements.

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

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended September 30,
		2025		2024
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,412		13,539
Other		(4)		(60)
Balance at end of period		13,408		13,479

Retained Earnings
Balance at beginning of period		93,275		86,504
Net income attributable to Verizon		4,950		3,306
Dividends declared ($0.6900, $0.6775 per share)		(2,909)		(2,852)
Balance at end of period		95,316		86,958

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,475)		(1,287)
Foreign currency translation adjustments		(3)		59
Unrealized gain (loss) on cash flow hedges		(13)		6
Unrealized loss on fair value hedges		(161)		(446)
Unrealized gain on marketable securities		3		5
Defined benefit pension and postretirement plans		(2)		(2)
Other comprehensive loss		(176)		(378)
Balance at end of period attributable to Verizon		(1,651)		(1,665)

Treasury Stock
Balance at beginning of period	(75,108)	(3,292)	(81,914)	(3,590)
Employee plans	100	5	107	5
Balance at end of period	(75,008)	(3,287)	(81,807)	(3,585)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		714		577
Restricted stock equity grant		116		140
Amortization		(3)		(7)
Balance at end of period		827		710

Noncontrolling Interests
Balance at beginning of period		1,298		1,367
Total comprehensive income		106		105
Distributions and other		(101)		(130)
Balance at end of period		1,303		1,342
Total Equity		$106,345		$97,668

	Nine Months Ended September 30,
		2025		2024
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,466		13,631
Other		(58)		(152)
Balance at end of period		13,408		13,479

Retained Earnings
Balance at beginning of period		89,110		82,915
Net income attributable to Verizon		14,832		12,501
Dividends declared ($2.0450, $2.0075 per share)		(8,626)		(8,454)
Other		—		(4)
Balance at end of period		95,316		86,958

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(923)		(1,380)
Foreign currency translation adjustments		140		9
Unrealized gain (loss) on cash flow hedges		(13)		60
Unrealized loss on fair value hedges		(853)		(350)
Unrealized gain on marketable securities		4		2
Defined benefit pension and postretirement plans		(6)		(6)
Other comprehensive loss		(728)		(285)
Balance at end of period attributable to Verizon		(1,651)		(1,665)

Treasury Stock
Balance at beginning of period	(81,753)	(3,583)	(87,173)	(3,821)
Employee plans	6,745	296	5,364	236
Shareholder plans	—	—	2	—
Balance at end of period	(75,008)	(3,287)	(81,807)	(3,585)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		738		656
Restricted stock equity grant		490		415
Amortization		(401)		(361)
Balance at end of period		827		710

Noncontrolling Interests
Balance at beginning of period		1,338		1,369
Total comprehensive income		328		334
Distributions and other		(363)		(361)
Balance at end of period		1,303		1,342
Total Equity		$106,345		$97,668
Common Stock
Verizon did not repurchase any shares of the Company's common stock through its previously authorized share buyback program during the nine months ended September 30, 2025. At September 30, 2025, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 6.7 million shares of common stock issued from treasury stock during the nine months ended September 30, 2025.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2025	$(733)	$(981)	$589	$(5)	$207	$(923)
Excluded components recognized in other comprehensive income	—	—	(801)	—	—	(801)
Other comprehensive income (loss)	140	(73)	—	4	—	71
Amounts reclassified to net income	—	60	(52)	—	(6)	2
Net other comprehensive income (loss)	140	(13)	(853)	4	(6)	(728)
Balance at September 30, 2025	$(593)	$(994)	$(264)	$(1)	$201	$(1,651)

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

The following tables provide operating financial information for our two reportable segments:

				Three Months Ended September 30,
	2025			2024
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service(1)	$20,260	$—	$20,260	$19,864	$—	$19,864
Wireless equipment	4,766	—	4,766	4,478	—	4,478
Other(1)(2)	1,001	—	1,001	963	—	963
Enterprise and Public Sector	—	3,310	3,310	—	3,538	3,538
Business Markets and Other	—	3,345	3,345	—	3,258	3,258
Wholesale	—	479	479	—	547	547
Intersegment revenues	78	8	86	55	8	63
Total Operating Revenues(3)	26,105	7,142	33,247	25,360	7,351	32,711

Operating Expenses(4)
Cost of wireless equipment	5,270	1,213	6,483	4,850	1,197	6,047
Centrally managed network and shared service costs(5)	4,456	2,383	6,839	4,397	2,517	6,914
Depreciation and amortization expense	3,568	1,035	4,603	3,411	1,040	4,451
Other segment expenses(6)	5,147	1,874	7,021	5,098	2,032	7,130
Total Operating Expenses	18,441	6,505	24,946	17,756	6,786	24,542
Operating Income	$7,664	$637	$8,301	$7,604	$565	$8,169
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
(3) Service and other revenues and Wireless equipment revenues included in our Business segment were approximately $6.3 billion and $853 million, respectively, for the three months ended September 30, 2025 and were approximately $6.5 billion and $865 million, respectively, for the three months ended September 30, 2024.
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

				Nine Months Ended September 30,
	2025			2024
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service(1)	$60,439	$—	$60,439	59,232	$—	$59,232
Wireless equipment	14,667	—	14,667	13,111	—	13,111
Other(1)(2)	3,040	—	3,040	2,839	—	2,839
Enterprise and Public Sector	—	10,202	10,202	—	10,670	10,670
Business Markets and Other	—	9,991	9,991	—	9,647	9,647
Wholesale	—	1,488	1,488	—	1,684	1,684
Intersegment revenues	225	22	247	162	26	188
Total Operating Revenues(3)	78,371	21,703	100,074	75,344	22,027	97,371

Operating Expenses(4)
Cost of wireless equipment	15,988	3,608	19,596	14,032	3,487	17,519
Centrally managed network and shared service costs(5)	13,448	7,308	20,756	13,277	7,710	20,987
Depreciation and amortization expense	10,693	3,086	13,779	10,114	3,246	13,360
Other segment expenses(6)	15,511	5,762	21,273	15,341	6,120	21,461
Total Operating Expenses	55,640	19,764	75,404	52,764	20,563	73,327
Operating Income	$22,731	$1,939	$24,670	$22,580	$1,464	$24,044
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
(3) Service and other revenues and Wireless equipment revenues included in our Business segment were approximately $19.1 billion and $2.6 billion, respectively, for the nine months ended September 30, 2025 and were approximately $19.4 billion and $2.6 billion, respectively, for the nine months ended September 30, 2024.
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

The following table provides Fios revenue for our two reportable segments and includes intersegment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Consumer	$2,937	$2,916	$8,757	$8,708
Business	310	314	930	938
Total Fios revenue	$3,247	$3,230	$9,687	$9,646

The following table provides Wireless service revenue for our two reportable segments and includes intersegment activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Consumer	$17,441	$17,036	$52,009	$50,781
Business	3,588	3,562	10,732	10,550
Total Wireless service revenue	$21,029	$20,598	$62,741	$61,331
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

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Total reportable segments operating revenues	$33,247	$32,711	$100,074	$97,371
Corporate and other	659	685	1,982	1,929
Eliminations	(85)	(66)	(246)	(193)
Total consolidated operating revenues	$33,821	$33,330	$101,810	$99,107

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Total reportable segments operating income	$8,301	$8,169	$24,670	$24,044
Corporate and other	(136)	(128)	(339)	(541)
Acquisition and integration related charges	(52)	—	(52)	—
Severance charges	—	(1,733)	—	(1,733)
Other components of net periodic benefit charges (Note 8)	(8)	(8)	(24)	(25)
Asset and business rationalization	—	(374)	—	(374)
Legacy legal matter	—	—	—	(106)
Total consolidated operating income	8,105	5,926	24,255	21,265

Equity in losses of unconsolidated businesses	(6)	(24)	(3)	(47)
Other income, net	92	72	292	198
Interest expense	(1,664)	(1,672)	(4,935)	(5,005)
Income Before Provision For Income Taxes	$6,527	$4,302	$19,609	$16,411

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2025 or 2024.

The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of September 30, 2025 and December 31, 2024, $738 million and $772 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

As of September 30, 2025, Verizon had 28 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Twenty-one of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in the fiber that supports our businesses, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. We believe that our C-Band, millimeter wave and other key spectrum holdings, our 5G network, and our local and long-haul fiber infrastructure, will drive innovative products and services and fuel our growth.

Highlights of Our Financial Results for the Three Months Ended September 30, 2025 and 2024
(dollars in millions)

Highlights of Our Financial Results for the Nine Months Ended September 30, 2025 and 2024
(dollars in millions)
Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended September 30, 2025 and 2024

Revenue by Segment for the Nine Months Ended September 30, 2025 and 2024

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

The Consumer segment's operating revenues for the three and nine months ended September 30, 2025 totaled $26.1 billion and $78.4 billion, respectively, representing an increase of 2.9% and 4.0%, respectively, compared to the similar periods in 2024. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

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

The Business segment's operating revenues for the three and nine months ended September 30, 2025 totaled $7.1 billion and $21.7 billion, respectively, representing a decrease of 2.8% and 1.5%, respectively, compared to the similar periods in 2024. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance and selected operating statistics.

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

Capital Expenditures and Investments
We continue to invest in our wireless networks, high-speed fiber and other advanced technologies to position ourselves at the center of growth trends for the future. During the nine months ended September 30, 2025, these investments included $12.3 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2025 are expected to be within or below the range of $17.5 billion to $18.5 billion.

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

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA revises the U.S. federal corporate income tax by, among other things, making permanent 100% bonus depreciation on qualified fixed assets, making permanent the immediate deduction for domestic research and experimentation expenses, and permanently changing the limitation on the deduction of business interest expense to 30% of Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA). Verizon does not anticipate the provisions of the OBBBA will have a material impact on its effective income tax rate. We currently estimate that these provisions will both decrease our 2025 cash income tax liability and increase our deferred tax liability by $2.0 billion to $2.3 billion by December 31, 2025. We continue to analyze the effects of the OBBBA on our consolidated financial statements.

Tariffs and Other Government Initiatives
During the course of 2025, the U.S. government announced tariffs on goods imported from various countries to the U.S. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. We continue to actively monitor the tariff developments and analyze their potential impacts on our business, cost structure, supply chain and broader economic environment. We are also working closely with our strategic suppliers to manage the potential impacts.

In addition, the U.S. presidential administration is implementing significant changes to the size and scope of the federal government, including a reduction of the federal government workforce, changes in budgetary priorities and other cost efficiency measures. Several U.S. states have launched similar initiatives. We have seen negative impacts from these efforts in our business with public sector customers during the first three quarters of 2025. It is also possible that we could see impacts from the federal government shutdown and related federal workforce initiatives that commenced in October 2025.

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

Consolidated Operating Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/
(dollars in millions)	2025	2024			2025	2024	(Decrease)
Consumer	$26,105	$25,360	$745	2.9%	$78,371	$75,344	$3,027	4.0%
Business	7,142	7,351	(209)	(2.8)	21,703	22,027	(324)	(1.5)
Corporate and other	659	685	(26)	(3.8)	1,982	1,929	53	2.7
Eliminations	(85)	(66)	(19)	28.8	(246)	(193)	(53)	27.5
Consolidated Operating Revenues	$33,821	$33,330	$491	1.5	$101,810	$99,107	$2,703	2.7

Consolidated operating revenues increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 primarily due to revenue increases in our Consumer segment, partially offset by revenue decreases in our Business segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/
(dollars in millions)	2025	2024			2025	2024	(Decrease)
Cost of services	$6,863	$7,193	$(330)	(4.6)%	$20,691	$21,064	$(373)	(1.8)%
Cost of wireless equipment	6,483	6,047	436	7.2	19,596	17,519	2,077	11.9
Selling, general and administrative expense	7,752	9,706	(1,954)	(20.1)	23,438	25,873	(2,435)	(9.4)
Depreciation and amortization expense	4,618	4,458	160	3.6	13,830	13,386	444	3.3
Consolidated Operating Expenses	$25,716	$27,404	$(1,688)	(6.2)	$77,555	$77,842	$(287)	(0.4)

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

Cost of services decreased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024.

The decrease during the three months ended September 30, 2025 was primarily due to:
•a decrease of $189 million related to the asset and business rationalization charge taken in 2024; and
•a decrease of $107 million in access costs primarily as a result of changes in usage and net circuit access prices.

The decrease during the nine months ended September 30, 2025 was primarily as a result of:
•a decrease of $193 million in access costs primarily as a result of changes in usage and net circuit access prices;
•a decrease of $189 million related to the asset and business rationalization charge taken in 2024;
•a decrease of $122 million in other direct costs primarily related to legacy wireline products and services; and
•an increase of $154 million in regulatory fees mainly driven by a higher net Federal Universal Service Fund (FUSF) rate.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024.

The increase during the three months ended September 30, 2025 was primarily due to an increase of $426 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the nine months ended September 30, 2025 was primarily due to:
•an increase of $1.3 billion driven by a higher volume of wireless devices sold primarily related to an increase of 13% in upgrades; and
•an increase of $793 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense decreased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024.

The decrease during the three months ended September 30, 2025 was primarily due to:
•a decrease of $1.7 billion due to severance charges in 2024 related to separations under our voluntary separation program as well as other headcount reduction initiatives; and
•a decrease of $185 million related to an asset and business rationalization charge taken in 2024.

The decrease during the nine months ended September 30, 2025 was primarily due to:
•a decrease of $1.9 billion primarily due to severance charges in 2024 related to separations under our voluntary separation program as well as other headcount reduction initiatives;
•a decrease of $256 million related to lower costs for device insurance programs primarily due to a decrease in claims;
•a decrease of $185 million related to an asset and business rationalization charge taken in 2024; and
•a decrease of $106 million related to a legacy legal matter from 2024 that did not reoccur.

See "Special Items" for additional information on the severance charges, the asset and business rationalization charges and the legacy legal matter.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 primarily due to the change in the mix of net depreciable and amortizable assets, including the amortization period of certain acquisition-related intangible assets, and the continued deployment of C-Band and FWA network assets.

Other Consolidated Results
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2025	2024			2025	2024
Interest income	$68	$97	$(29)	(29.9)%	$186	$258	$(72)	(27.9)%
Other components of net periodic benefit cost	(63)	(56)	(7)	12.5	(295)	(289)	(6)	2.1
Net debt extinguishment gains	94	90	4	4.4	272	289	(17)	(5.9)
Other, net	(7)	(59)	52	(88.1)	129	(60)	189	nm
Other Income, Net	$92	$72	$20	27.8	$292	$198	$94	47.5
nm - not meaningful

Other income, net, reflects certain items not directly related to our core operations, including interest income, debt extinguishment gains, components of net periodic pension and postretirement benefit cost and income and certain foreign exchange gains and losses.

Other income, net remained relatively flat for the three months ended September 30, 2025 and increased during the nine months ended September 30, 2025 compared to the similar periods in 2024.

The increase during the nine months ended September 30, 2025 was primarily due to an increase resulting from fair market value adjustments on certain investments.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Decrease		September 30,		Decrease
(dollars in millions)	2025	2024			2025	2024
Total interest costs on debt balances	$1,846	$1,904	$(58)	(3.0)%	$5,505	$5,754	$(249)	(4.3)%
Less capitalized interest costs	182	232	(50)	(21.6)	570	749	(179)	(23.9)
Interest Expense	$1,664	$1,672	$(8)	(0.5)	$4,935	$5,005	$(70)	(1.4)

Average debt outstanding(1)(3)	$146,578	$148,952			$145,154	$151,149
Effective interest rate(2)(3)	5.0%	5.1%			5.1%	5.1%
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

Total interest expense decreased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 primarily as a result of a decrease in interest costs due to lower average debt balances partially offset by a decrease in capitalized interest due to additional C-Band spectrum licenses being placed into service.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,
(dollars in millions)	2025	2024			2025	2024	Increase
Provision for income taxes	$1,471	$891	$580	65.1%	$4,449	$3,576	$873	24.4%
Effective income tax rate	22.5%	20.7%			22.7%	21.8%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the provision for income taxes during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 was primarily due to the increase in income before income taxes in the current period. The increase in the effective income tax rate during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 was primarily due to a reduction in deferred income taxes due to changes in state apportionment in the prior period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.6 billion at both September 30, 2025 and December 31, 2024. Interest and penalties related to unrecognized tax benefits were $721 million (after-tax) and $684 million (after-tax) at September 30, 2025 and December 31, 2024, respectively.

Verizon Communications Inc. and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the Internal Revenue Service and multiple state and foreign jurisdictions for various open tax years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Consolidated Net Income	$5,056	$3,411	$15,160	$12,835
Add:
Provision for income taxes	1,471	891	4,449	3,576
Interest expense	1,664	1,672	4,935	5,005
Depreciation and amortization expense(1)	4,618	4,458	13,830	13,386
Consolidated EBITDA	$12,809	$10,432	$38,374	$34,802

Add (Less):
Other (income) expense, net(2)	$(92)	$(72)	$(292)	$(198)
Equity in losses of unconsolidated businesses	6	24	3	47
Acquisition and integration related charges	52	—	52	—
Severance charges	—	1,733	—	1,733
Asset and business rationalization	—	374	—	374
Legacy legal matter	—	—	—	106
Consolidated Adjusted EBITDA	$12,775	$12,491	$38,137	$36,864
(1) Includes Amortization of acquisition-related intangible assets, which were $189 million and $571 million during the three and nine months ended September 30, 2025, respectively, and $186 million and $626 million during the three and nine months ended September 30, 2024, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits mark-to-market charges of $136 million during the nine months ended September 30, 2024. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2025 compared to the similar periods in 2024 were primarily a result of the factors described above in connection with consolidated operating revenues and consolidated operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions, except ARPA)	2025	2024	(Decrease)		2025	2024	(Decrease)
Service(1)	$20,338	$19,919	$419	2.1%	$60,664	$59,394	$1,270	2.1%
Wireless equipment	4,766	4,478	288	6.4	14,667	13,111	1,556	11.9
Other(1)	1,001	963	38	3.9	3,040	2,839	201	7.1
Total Operating Revenues	$26,105	$25,360	$745	2.9	$78,371	$75,344	$3,027	4.0

Revenue Statistics:
Wireless service revenue(1)	$17,441	$17,036	$405	2.4	$52,009	$50,781	$1,228	2.4
Fios revenue	$2,937	$2,916	$21	0.7	$8,757	$8,708	$49	0.6

Connections (‘000):(2)
Wireless retail					115,076	114,211	865	0.8
Wireless retail postpaid					94,870	94,005	865	0.9
Wireless retail core prepaid(3)					19,062	18,780	282	1.5

Fios internet					7,263	7,088	175	2.5
Fios video					2,494	2,744	(250)	(9.1)

FWA broadband					3,198	2,498	700	28.0
Wireline broadband					7,395	7,264	131	1.8
Total broadband					10,593	9,762	831	8.5

Net Additions in Period (‘000):
Total wireless retail	(108)	(1)	(107)	nm	(155)	(694)	539	77.7
Wireless retail postpaid	(74)	68	(142)	nm	(237)	215	(452)	nm
Wireless retail postpaid phone	(7)	18	(25)	nm	(414)	(285)	(129)	(45.3)
Wireless retail core prepaid(3)	47	80	(33)	(41.3)	234	(63)	297	nm

FWA broadband	121	209	(88)	(42.1)	484	630	(146)	(23.2)
Wireline broadband	47	26	21	80.8	95	75	20	26.7
Total broadband	168	235	(67)	(28.5)	579	705	(126)	(17.9)

Churn Rate:
Wireless retail	1.61%	1.61%			1.59%	1.62%
Wireless retail postpaid	1.12%	1.07%			1.12%	1.04%
Wireless retail postpaid phone	0.91%	0.83%			0.90%	0.82%

Account Statistics:
Wireless retail postpaid ARPA(1)	$147.91	$144.94	$2.97	2.0	$147.29	$143.46	$3.83	2.7
Wireless retail postpaid accounts (‘000)(2)					32,353	32,719	(366)	(1.1)
Wireless retail postpaid connections per account(2)					2.93	2.87	0.06	2.1
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
nm - not meaningful

Consumer's total operating revenues increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 as a result of increases in Service, Wireless equipment and Other revenues.

Service Revenue
Service revenue increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during the three months ended September 30, 2025 compared to the similar period in 2024 primarily due to:
•an increase of $202 million related to growth in non-retail service revenue; and
•an increase of $160 million in postpaid revenue primarily related to higher adoption of perks and premium MyPlan offerings, pricing actions, and a 28% increase in our FWA subscriber base. These increases were partially offset by the amortization of wireless equipment sales promotions.

Wireless service revenue increased during the nine months ended September 30, 2025 compared to the similar period in 2024 primarily as a result of:
•an increase of $787 million in postpaid revenue primarily related to pricing actions, higher adoption of perks and premium MyPlan offerings, and a 28% increase in our FWA subscriber base. These increases were partially offset by the amortization of wireless equipment sales promotions; and
•an increase of $521 million related to growth in non-retail service revenue.

Wireless Equipment Revenue
Wireless equipment revenue increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024.

The increase during the three months ended September 30, 2025 was primarily due to an increase of $370 million related to a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the nine months ended September 30, 2025 was primarily due to:
•an increase of $1.0 billion driven by a higher volume of wireless devices sold primarily related to an increase of 18% in upgrades, partially offset by the impact of related promotions; and
•an increase of $574 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Other Revenue
Other revenue includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 primarily due to an increase of $38 million and $201 million, respectively, driven by regulatory surcharges primarily related to a higher net FUSF rate.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(dollars in millions)	2025	2024			2025	2024
Cost of services	$4,635	$4,567	$68	1.5%	$13,790	$13,554	$236	1.7%
Cost of wireless equipment	5,270	4,850	420	8.7	15,988	14,032	1,956	13.9
Selling, general and administrative expense	4,968	4,928	40	0.8	15,169	15,064	105	0.7
Depreciation and amortization expense	3,568	3,411	157	4.6	10,693	10,114	579	5.7
Total Operating Expenses	$18,441	$17,756	$685	3.9	$55,640	$52,764	$2,876	5.5

Cost of Services
Cost of services increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024.

The increase during the three months ended September 30, 2025 was primarily due to an increase of $55 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets.

The increase during the nine months ended September 30, 2025 was primarily due to:
•an increase of $138 million in rent and lease expense primarily driven by new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets; and
•an increase of $121 million in regulatory fees driven by a higher net FUSF rate.

Cost of Wireless Equipment
Cost of wireless equipment increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024.

The increase during the three months ended September 30, 2025 was primarily due to an increase of $403 million due to a shift to higher priced equipment in the mix of wireless devices sold.

The increase during the nine months ended September 30, 2025 was primarily due to:
•an increase of $1.3 billion driven by a higher volume of wireless devices sold primarily related to an increase of 18% in upgrades; and
•an increase of $687 million due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense remained relatively flat for the three months ended September 30, 2025 and increased during the nine months ended September 30, 2025 compared to the similar periods in 2024.

The increase during the nine months ended September 30, 2025 was primarily due to:
•an increase of $48 million in advertising costs related to various marketing campaigns in 2025; and
•an increase of $41 million in building and facility costs primarily due to higher utility rates.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(dollars in millions)	2025	2024			2025	2024
Segment Operating Income	$7,664	$7,604	$60	0.8%	$22,731	$22,580	$151	0.7%
Add Depreciation and amortization expense	3,568	3,411	157	4.6	10,693	10,114	579	5.7
Segment EBITDA	$11,232	$11,015	$217	2.0	$33,424	$32,694	$730	2.2

Segment operating income margin	29.4%	30.0%			29.0%	30.0%
Segment EBITDA margin	43.0%	43.4%			42.6%	43.4%

The changes in the table above during the three and nine months ended September 30, 2025 compared to the similar periods in 2024 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

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

Operating Revenues and Selected Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,		Increase/		September 30,		Increase/
(dollars in millions)	2025	2024	(Decrease)		2025	2024	(Decrease)
Enterprise and Public Sector	$3,311	$3,538	$(227)	(6.4)%	$10,203	$10,670	$(467)	(4.4)%
Business Markets and Other	3,352	3,263	89	2.7	10,012	9,661	351	3.6
Wholesale	479	550	(71)	(12.9)	1,488	1,696	(208)	(12.3)
Total Operating Revenues(1)	$7,142	$7,351	$(209)	(2.8)	$21,703	$22,027	$(324)	(1.5)

Revenue Statistics:
Wireless service revenue(2)	$3,588	$3,562	$26	0.7	$10,732	$10,550	$182	1.7
Fios revenue	$310	$314	$(4)	(1.3)	$930	$938	$(8)	(0.9)

Connections (‘000):(3)
Wireless retail postpaid					31,043	30,532	511	1.7

Fios internet					411	397	14	3.5
Fios video					49	56	(7)	(12.5)

FWA broadband					2,193	1,698	495	29.2
Wireline broadband					456	459	(3)	(0.7)
Total broadband					2,649	2,157	492	22.8

Net Additions in Period (‘000):
Wireless retail postpaid	110	281	(171)	(60.9)	269	727	(458)	(63.0)
Wireless retail postpaid phone	51	149	(98)	(65.8)	160	364	(204)	(56.0)

FWA broadband	140	154	(14)	(9.1)	363	465	(102)	(21.9)
Wireline broadband	(2)	—	(2)	nm	(4)	(1)	(3)	nm
Total broadband	138	154	(16)	(10.4)	359	464	(105)	(22.6)

Churn Rate:
Wireless retail postpaid	1.56%	1.45%			1.56%	1.47%
Wireless retail postpaid phone	1.25%	1.12%			1.22%	1.11%
(1) Service and other revenues included in our Business segment were approximately $6.3 billion and $6.5 billion for the three months ended September 30, 2025 and 2024, respectively, and $19.1 billion and $19.4 billion for the nine months ended September 30, 2025 and 2024, respectively. Wireless equipment revenues included in our Business segment were $853 million and $865 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 billion for both the nine months ended September 30, 2025 and 2024.
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
nm - not meaningful

Business's total operating revenues decreased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

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

Enterprise and Public Sector revenues decreased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 primarily due to:
•a decrease of $165 million and $379 million, respectively, in wireline revenue primarily driven by declines in networking, traditional data and voice communication services along with related professional services, due to secular market pressure and technology shifts, coupled with lower customer premise equipment sales volumes; and
•a decrease of $61 million and $124 million, respectively, in Wireless service revenue primarily driven by pressure in Public Sector in part from government efficiency efforts.

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

Business Markets and Other revenues increased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 primarily due to an increase of $87 million and $306 million, respectively, in Wireless service revenue driven by pricing actions and an increase in our FWA subscriber base partially offset by the amortization of wireless equipment sales promotions.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers.

Wholesale revenues decreased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 primarily due to a decrease of $71 million and $208 million, respectively, related to declines in traditional data and voice communication services and network connectivity as a result of technology substitution.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2025	2024			2025	2024
Cost of services	$2,224	$2,440	$(216)	(8.9)%	$6,897	$7,327	$(430)	(5.9)%
Cost of wireless equipment	1,213	1,197	16	1.3	3,608	3,487	121	3.5
Selling, general and administrative expense	2,033	2,109	(76)	(3.6)	6,173	6,503	(330)	(5.1)
Depreciation and amortization expense	1,035	1,040	(5)	(0.5)	3,086	3,246	(160)	(4.9)
Total Operating Expenses	$6,505	$6,786	$(281)	(4.1)	$19,764	$20,563	$(799)	(3.9)

Cost of Services
Cost of services decreased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024.

The decrease during the three months ended September 30, 2025 was primarily due to:
•a decrease of $92 million in access costs primarily related to changes in circuit usage and pricing;
•a decrease of $47 million in personnel costs related to the impact of workforce changes;
•a decrease of $32 million in other direct costs primarily related to legacy wireline products and services; and
•a decrease of $31 million in customer premise equipment costs due to lower volumes sold.

The decrease during the nine months ended September 30, 2025 was primarily due to:
•a decrease of $149 million in access costs primarily related to changes in circuit usage and pricing;
•a decrease of $113 million in personnel costs related to the impact of workforce changes;
•a decrease of $86 million in other direct costs primarily related to legacy wireline products and services; and
•a decrease of $79 million in customer premise equipment costs due to lower volumes sold.

Cost of Wireless Equipment
Cost of wireless equipment remained relatively flat during the three months ended September 30, 2025 and increased during the nine months ended September 30, 2025 compared to the similar periods in 2024.

The increase during the nine months ended September 30, 2025 was primarily due to:
•an increase of $74 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $47 million driven by a higher volume of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased for both the three and nine months ended September 30, 2025 compared to the similar periods in 2024.

The decrease during the three months ended September 30, 2025 was primarily due to:
•a decrease of $48 million due to personnel costs related to the impact of workforce changes primarily due to the voluntary separation program that was announced in June of 2024 and completed in March of 2025; and
•a decrease of $18 million in advertising costs.

The decrease during the nine months ended September 30, 2025 was primarily due to:
•a decrease of $231 million in personnel costs related to the impact of workforce changes primarily due to the voluntary separation program that was announced in June of 2024 and completed in March of 2025; and
•a decrease of $34 million in advertising costs.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2025	2024			2025	2024
Segment Operating Income	$637	$565	$72	12.7%	$1,939	$1,464	$475	32.4%
Add Depreciation and amortization expense	1,035	1,040	(5)	(0.5)	3,086	3,246	(160)	(4.9)
Segment EBITDA	$1,672	$1,605	$67	4.2	$5,025	$4,710	$315	6.7

Segment operating income margin	8.9%	7.7%			8.9%	6.6%
Segment EBITDA margin	23.4%	21.8%			23.2%	21.4%

The changes in the table above during both the three and nine months ended September 30, 2025 compared to the similar periods in 2024 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$189	$186	$571	$626
Acquisition and integration related charges
Selling, general and administrative expense	52	—	52	—
Severance, pension and benefits charges
Selling, general and administrative expense	—	1,733	—	1,733
Other (income) expense, net	—	—	—	136
Asset and business rationalization
Cost of Services	—	189	—	189
Selling, general and administrative expense	—	185	—	185
Legacy legal matter
Selling, general and administrative expense	—	—	—	106
Total	$241	$2,293	$623	$2,975
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Within Total Operating Expenses	$241	$2,293	$623	$2,839
Within Other (income) expense, net	—	—	—	136
Total	$241	$2,293	$623	$2,975

Amortization of Acquisition-Related Intangible Assets
During the three and nine months ended September 30, 2025, we recorded pre-tax amortization expense of $189 million and $571 million, respectively, related to acquired intangible assets.

During the three and nine months ended September 30, 2024, we recorded pre-tax amortization expense of $186 million and $626 million, respectively, related to acquired intangible assets.

Acquisition and Integration Related Charges
During both the three and nine months ended September 30, 2025, we recorded charges of $52 million related to transaction and integration expenses associated with the pending acquisition of Frontier.

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

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2025	2024	Change
Cash Flows Provided By (Used In)
Operating activities	$28,023	$26,480	$1,543
Investing activities	(11,680)	(13,113)	1,433
Financing activities	(12,822)	(11,477)	(1,345)
Increase in cash, cash equivalents and restricted cash	$3,521	$1,890	$1,631

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $1.5 billion during the nine months ended September 30, 2025 compared to the similar period in 2024 primarily due to an increase in earnings and discretionary pension plan contributions of $365 million made during the nine months ended September 30, 2024 that did not reoccur. As a result of the prior year discretionary contributions to our qualified pension plans and the additional non-cash contribution made in April 2025 in the principal amount of $563 million, we expect that there will be no required pension funding through the end of 2025, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the nine months ended September 30, 2025 and 2024 were $12.3 billion and $12.0 billion, respectively. Capital expenditures increased $244 million during the nine months ended September 30, 2025 compared to the similar period in 2024 primarily due to Fios footprint expansion and incremental investments to deploy C-Band spectrum.

Acquisitions of Wireless Licenses
During the nine months ended September 30, 2025 and 2024, we recorded capitalized interest related to wireless licenses of $338 million and $485 million, respectively.

During the nine months ended September 30, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2025, net cash used in financing activities was $12.8 billion. During the nine months ended September 30, 2024, net cash used in financing activities was $11.5 billion.

During the nine months ended September 30, 2025, our net cash used in financing activities was primarily driven by cash dividends paid of $8.6 billion, repayments of asset-backed long-term borrowings of $6.4 billion and repayments and repurchases of long-term borrowings and finance lease obligations of $7.5 billion. These payments were partially offset by proceeds from asset-backed long-term borrowings of $7.3 billion and proceeds from long-term borrowings of $4.0 billion.

At September 30, 2025, our total debt of $146.8 billion included unsecured debt of $119.7 billion and secured debt of $27.1 billion. At December 31, 2024, our total debt of $144.0 billion included unsecured debt of $117.9 billion and secured debt of $26.1 billion. During the nine months ended September 30, 2025 and 2024, our effective interest rate was 5.1%. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

Verizon may acquire debt securities issued by Verizon and its affiliates through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine, for cash or other consideration.

Asset-Backed Debt
Cash collections on the receivables and on the underlying receivables related to the participation interest collateralizing our asset-backed notes issued to third-party investors and loans received from banks and their conduit facilities are required at certain specified times to be placed into segregated accounts. Deposits to the segregated accounts are considered restricted cash and are included in Prepaid expenses and other and Other assets in our condensed consolidated balance sheets.

Proceeds from our asset-backed debt transactions are reflected in Cash flows from financing activities in our condensed consolidated statements of cash flows. The asset-backed debt issued is included in Debt maturing within one year and Long-term debt in our condensed consolidated balance sheets.

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At September 30, 2025
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,977	$—
Various export credit facilities(2)	2025 - 2031	10,000	—	4,588
Total		$22,000	$11,977	$4,588
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of September 30, 2025, there have been no drawings against the revolving credit facility since its inception.
(2) During the nine months ended September 30, 2025 and 2024, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Other, Net
Other, net cash flow from financing activities during the nine months ended September 30, 2025 includes $563 million in payments related to vendor financing arrangements, $366 million in equity distribution payments made for controlled entities, $359 million in payments made under the sublease arrangement for our cell towers, and $163 million in payments related to tax withholding of employee share based arrangements.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $8.6 billion and $8.4 billion in cash dividends during the nine months ended September 30, 2025 and 2024, respectively.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at September 30, 2025 totaled $7.7 billion, a $3.5 billion increase compared to December 31, 2024, primarily as a result of the factors discussed above.

Restricted cash totaled $450 million and $441 million as of September 30, 2025 and December 31, 2024, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2025	2024	Change
Net cash provided by operating activities	$28,023	$26,480	$1,543
Less Capital expenditures (including capitalized software)	12,263	12,019	244
Free cash flow	$15,760	$14,461	$1,299

The increase in free cash flow during the nine months ended September 30, 2025 compared to the similar period in 2024 is a reflection of the increase in operating cash flows, partially offset by the increase in capital expenditures, both of which are discussed above.

Other Future Obligations
As of September 30, 2025, Verizon had 28 renewable energy purchase agreements with third parties for a total of approximately 3.7 gigawatts of anticipated renewable energy capacity across multiple states. See Note 12 to the condensed consolidated financial statements for additional information.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At September 30, 2025, we did not hold any collateral. At September 30, 2025, we posted $1.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. At December 31, 2024, we did not hold any collateral. At December 31, 2024, we posted $2.1 billion of collateral related to derivative contracts under collateral exchange agreements, which was recorded as Prepaid expenses and other in our condensed consolidated balance sheet. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2025, approximately 78% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $337 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2025 and December 31, 2024, the fair value of the liability of these contracts was $4.7 billion and $5.3 billion, respectively. At September 30, 2025 and December 31, 2024, the total notional amount of the interest rate swaps was $23.0 billion and $24.0 billion, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At September 30, 2025, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At September 30, 2025 and December 31, 2024, the fair value of the asset of these contracts was $1.4 billion and $500 million, respectively. At September 30, 2025 and December 31, 2024, the fair value of the liability of these contracts was $1.2 billion and $2.7 billion, respectively. At September 30, 2025 and December 31, 2024, the total notional amount of the cross currency swaps was $32.2 billion and $32.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We entered into Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both September 30, 2025 and December 31, 2024, the fair value of the asset and liability of these contracts was insignificant. At September 30, 2025 and December 31, 2024, the total notional amount of the foreign exchange forwards was $750 million and $620 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the Federal Communications Commission (FCC) concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon was required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which were approximately $7.5 billion. During the nine months ended September 30, 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon's allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we were obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

On October 17, 2024, Verizon entered into a license purchase agreement to acquire select spectrum licenses of United States Cellular Corporation (currently known as Array Digital Infrastructure, Inc.) and certain of its subsidiaries (collectively, UScellular) for total consideration of $1.0 billion, subject to certain potential adjustments. The closing of this transaction is subject to the receipt of regulatory approvals and other closing conditions, including the sale of UScellular's wireless operations and select spectrum assets to T-Mobile US, Inc., which concluded in August 2025, and the termination of certain post-closing arrangements with respect to that sale.

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

Other
In October 2025, Verizon entered into an Agreement and Plan of Merger to acquire Starry Group Holdings, Inc., a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. The closing of this transaction is subject to FCC approval and other customary closing conditions.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2025.

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

There were no changes in the Company's internal control over financial reporting during the third quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Verizon did not repurchase any shares of the Company's common stock during the three months ended September 30, 2025. At September 30, 2025, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million.

Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

VERIZON COMMUNICATIONS INC.

Date: October 29, 2025	By:	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)