Form 10-K
period 2025-12-31
VERIZON COMMUNICATIONS INC
filed 2026-02-17
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware		23-2259884
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1095 Avenue of the Americas
New York,	New York	10036
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The Nasdaq Global Select Market
1.375% Notes due 2026	VZ 26B	New York Stock Exchange
0.875% Notes due 2027	VZ 27E	New York Stock Exchange
1.375% Notes due 2028	VZ 28	New York Stock Exchange
1.125% Notes due 2028	VZ 28A	New York Stock Exchange
2.350% Fixed Rate Notes due 2028	VZ 28C	New York Stock Exchange
1.875% Notes due 2029	VZ 29B	New York Stock Exchange
0.375% Notes due 2029	VZ 29D	New York Stock Exchange
1.250% Notes due 2030	VZ 30	New York Stock Exchange
1.875% Notes due 2030	VZ 30A	New York Stock Exchange
4.250% Notes due 2030	VZ 30D	New York Stock Exchange
2.625% Notes due 2031	VZ 31	New York Stock Exchange
2.500% Notes due 2031	VZ 31A	New York Stock Exchange
3.000% Fixed Rate Notes due 2031	VZ 31D	New York Stock Exchange
0.875% Notes due 2032	VZ 32	New York Stock Exchange
0.750% Notes due 2032	VZ 32A	New York Stock Exchange
3.500% Notes due 2032	VZ 32B	New York Stock Exchange
3.250% Notes due 2032	VZ 32C	New York Stock Exchange
1.300% Notes due 2033	VZ 33B	New York Stock Exchange
4.75% Notes due 2034	VZ 34	New York Stock Exchange
4.750% Notes due 2034	VZ 34C	New York Stock Exchange
3.125% Notes due 2035	VZ 35	New York Stock Exchange
1.125% Notes due 2035	VZ 35A	New York Stock Exchange
3.375% Notes due 2036	VZ 36A	New York Stock Exchange
3.750% Notes due 2036	VZ 36B	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act (continued):
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
3.750% Notes due 2037	VZ 37B	New York Stock Exchange
2.875% Notes due 2038	VZ 38B	New York Stock Exchange
1.875% Notes due 2038	VZ 38C	New York Stock Exchange
1.500% Notes due 2039	VZ 39C	New York Stock Exchange
3.50% Fixed Rate Notes due 2039	VZ 39D	New York Stock Exchange
1.850% Notes due 2040	VZ 40	New York Stock Exchange
3.850% Fixed Rate Notes due 2041	VZ 41C	New York Stock Exchange
3.9962% Fixed-to-Fixed Rate Junior Subordinated Notes due 2056	VZ 56	New York Stock Exchange
5.7420% Fixed-to-Fixed Rate Junior Subordinated Notes due 2056	VZ 56A	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
At June 30, 2025, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $182.4 billion.
At January 30, 2026, 4,217,684,168 shares of the registrant’s common stock were outstanding, after deducting 73,749,478 shares held in treasury.

Documents Incorporated By Reference:
Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the registrant's 2026 Annual Meeting of Shareholders (Part III).

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon family of brands and through wholesale and other arrangements. As of the date this report is being filed, our wireline services are provided in 31 U.S. states and Washington D.C. over our 100% fiber-optic network through our fiber product portfolio, as well as over a traditional copper-based network. We also provide fixed wireless access (FWA) broadband through our fifth-generation (5G) or fourth-generation (4G) Long-Term Evolution (LTE) networks as an alternative to traditional landline internet access.

In 2025, the Consumer segment’s revenues were $106.8 billion, representing approximately 77% of Verizon’s consolidated revenues. As of December 31, 2025, Consumer had approximately 116 million wireless retail connections (including FWA), of which 83% were postpaid connections. In addition, at December 31, 2025, Consumer had approximately 11 million total broadband connections (which includes Fios internet, FWA and Digital Subscriber Line (DSL) connections), and approximately 2 million Fios video connections.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including mobility communication services, FWA and wireline broadband, Internet of Things (IoT) connectivity solutions, advanced communication services, corporate networking solutions, local and long distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

In 2025, the Business segment's revenues were $29.1 billion, representing approximately 21% of Verizon’s consolidated revenues. As of December 31, 2025, Business had approximately 31 million wireless retail postpaid connections (including FWA) and approximately 3 million total broadband connections (which includes Fios internet, FWA and DSL connections).

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

Our Consumer Group offers various phone plans for retail customers with features, designed to fit their needs, including access to their preferred content and services (which we call “perks”). We also offer plans for customers who want access to Verizon’s network at a lower price point, as well as discounts and special rate plans for qualifying customers. Our Business customers can choose from a variety of plans with different features to meet their specific needs.

Customers can obtain our wireless services on a postpaid or prepaid basis. Retail (non-wholesale) postpaid accounts primarily represent retail customers that are directly served and managed by Verizon and use Verizon branded services. A single account may include monthly wireless services for a variety of connected devices. Our postpaid service is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. Our prepaid service is offered only to Consumer customers and enables individuals to obtain wireless services without credit verification by paying for all services in advance. As of December 31, 2025, we had 96 million postpaid connections and 20 million prepaid connections, representing approximately 83% and 17% of our Consumer wireless retail connections, respectively.

We also provide FWA broadband through our 5G or 4G LTE wireless networks to our Consumer and Business customers. FWA enables fixed broadband access using radio frequencies instead of cables and can be used to connect homes and businesses to the internet. As of December 31, 2025, we had 5.7 million FWA broadband connections.

Consumer and Business offer several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches. Oftentimes, we offer promotional trade-in offers to incentivize new customers or existing customer upgrades. Consumer wireless customers can acquire wireless equipment from us using device payment plans, which permit the customer to pay for the device in installments over time.

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

Residential fixed services – We provide residential fixed connectivity solutions to customers over our 100% fiber-optic network through our fiber product portfolio and over a traditional copper-based network. We also provide FWA broadband through both 5G and 4G LTE home internet offerings, which are available in most states across the U.S.

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

Enterprise and Public Sector
Enterprise and Public Sector offers wireless products and services as well as wireline connectivity such as broadband and managed solutions to our large business and public sector customers. Public sector customers include U.S. federal, state and local governments and educational institutions. Our offerings to this customer group include plans with features and pricing designed to address their specific needs. In 2025, Enterprise and Public Sector revenues were $13.5 billion, representing approximately 46% of Business’s total revenues.

Enterprise and Public Sector offers a broad portfolio of connectivity, security and professional services, including network, advanced communications and IoT services, and voice data solutions, designed to enable our customers to optimize their business operations, mitigate business risks and capitalize on data.

Business Markets and Other
Business Markets and Other offers wireless services (including FWA broadband), wireless equipment, advanced communication services, tailored voice and networking products, fiber broadband services, video services, advanced voice solutions and security services to businesses that ordinarily do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support mobile resource management. In 2025, Business Markets and Other revenues were $13.6 billion, representing approximately 47% of Business’s total revenues.

Business Markets and Other also provides fixed connectivity solutions comparable to the residential fixed services provided by Consumer, as well as business services and connectivity similar to the products and services offered to Global Enterprise customers, in each case with features and pricing designed to address the needs of small and medium businesses.

Wholesale
Wholesale offers wireline communications services including data, voice, local dial tone and broadband services primarily to local, long distance, and wireless carriers that use our facilities to provide services to their customers. In 2025, Wholesale revenues were $2.0 billion, representing approximately 7% of Business’s total revenues. A portion of Wholesale revenues are generated by a few large telecommunications companies, most of which compete directly with us.

Distribution
We use a combination of direct, indirect and alternative distribution channels to market and distribute our products and services to Consumer and Business customers.

Our direct channel, including our company-operated stores, is a core component of our distribution strategy. Our sales and service centers and business direct sales teams also represent significant distribution channels for our services. In addition, we have a robust digital and omni-channel, and are leveraging artificial intelligence (AI) technologies and digital capabilities as a part of the customer experience in order to offer choice and convenience.

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

Global Networks and Technology
Our Networks
We design, build and operate networks to provide connectivity and related services meeting the needs of our diverse customers: consumers, businesses, government organizations, first responders and educational institutions.

Verizon operates an award winning national wireless network covering approximately 147 million wireless retail connections, and an extensive broadband network covering approximately 14 million broadband connections as of December 31, 2025. In addition to our significant U.S. infrastructure, we have a presence globally and relationships with many operators and partners allowing us to service multinational network needs. We also own and operate one of the largest global fiber-optic networks in the world, providing connectivity to Business customers in more than 180 countries.

We have a portfolio of spectrum holdings, including C-Band and millimeter wave spectrum, and are constantly transforming our networks by leveraging innovation and new technologies to deliver improved network performance and efficiency.

Network Evolution
Our networks leverage advanced technologies, including 5G wireless, fiber-based transport, cloud infrastructures, AI and automation, private networks and IP routing solutions. We are using the benefits of cloud computing and storage to virtualize aspects of our network infrastructure. Virtualization supports cost efficiency and supplier diversification, and reduces time to deploy networks. Verizon has an industry leading virtualized radio access network (vRAN) infrastructure and has deployed Open RAN (ORAN) based solutions that allow to shift from traditional, single-vendor systems to using interoperable network components from multiple vendors. Our evolving network infrastructure positions us well to handle increased capacity demands of AI.

We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems to increase coverage, improve quality of service and add capacity to accommodate an increasing number of users. We also continue to expand our network coverage by partnering with satellite providers to enhance off-grid emergency and text messaging services.

Broadband
We provide residential and enterprise wireline broadband services over our 100% fiber-optic network through our Verizon fiber product portfolio and over a traditional copper-based network. While deployed initially as a consumer broadband network, our Fios infrastructure is also experiencing more widespread application in the Business segment, especially as businesses increasingly migrate to ethernet-based access services.

We also provide fixed wireless access (FWA) broadband as an alternative to traditional landline internet access. We had 5.7 million FWA broadband connections as of December 31, 2025.

On January 20, 2026, we completed the acquisition of Frontier Communications Parent, Inc. (Frontier), a U.S. provider of broadband internet and other communication services. This transaction expanded our fiber broadband footprint to 31 U.S. states and Washington D.C., and is expected to provide opportunities for future fiber growth. In addition, in October 2025, we entered into a commercial fiber arrangement with an affiliate of Tillman Global Holdings to further increase our fiber access reach.

On January 30, 2026, we completed the acquisition of Starry Group Holdings, Inc. (Starry), a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. This transaction is expected to provide additional FWA capabilities and enhance our ability to deliver high-speed internet to multi-dwelling units and urban communities.

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

We anticipate that demand for spectrum will continue to increase over time, driven by growth in customer connections and the increased usage of wireless broadband services that use more bandwidth and require faster rates of speed, as well as AI driven data demands and future transition to 6G. Information regarding spectrum license transactions, including our pending acquisition of select spectrum licenses of United States Cellular Corporation (currently known as Array Digital Infrastructure, Inc.) and certain of its subsidiaries, is presented in Note 3 to the consolidated financial statements included in this Annual Report.

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

Competitive factors within the telecommunications industry include, among others, pricing, value proposition and promotional strategies; the quality of customer service; network reliability, speed, capacity and coverage; marketing, sales and distribution capabilities; development of new and enhanced products and services; the availability of capital resources; the ability to anticipate and respond to various factors and trends affecting our industry; and regulatory changes.

Competition remains intense as a result of various factors, including aggressive pricing, increased levels of promotions and service plan discounts, price locks and guarantees, and offerings that include additional bundled premium content or other perks, in some cases specifically targeting Verizon customers. Competition may increase as MVNOs resell wireless communication services. In addition, aggressive network deployment as well as increasing government incentives related to it may enhance the ability of certain of our competitors to compete with us. The rapid evolution and increasing use of AI technologies also contribute to increasing competition and may affect the competitive landscape in ways we cannot fully predict.

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

With respect to fiber, FWA and our other broadband services, we compete against cable companies, wireless service providers, domestic and foreign telecommunications providers, satellite television companies, low Earth orbit satellite companies, internet service providers, OTT providers, other internet portal providers and other companies that offer network services and managed enterprise solutions. We expect the market will continue to shift from traditional linear video to OTT offerings.

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

In the Enterprise and Public Sector markets, competition levels remain high, primarily as a result of increased industry focus on technology convergence. We compete in this area with system integrators, carriers, and hardware and software providers. In addition, some of the largest information technology services companies are making strategic acquisitions, divesting non-strategic assets and forging new alliances to improve their cost structure. Many new alliances and acquisitions have focused on developing fields, such as cloud computing, software defined networking, communication applications and other computing tasks via networks, rather than by the use of on premise equipment.

In the Business Markets and Other category, customer purchasing behaviors continue to evolve. Competitive pricing and solution simplicity are key differentiators as customers are moving away from fragmented vendor relationships in favor of integrated solution suites. Operators are targeting this group with discounted bundles, converged offerings, and flexible solutions stacks to cater to this large and growing customer category.

Our Wholesale business competes with traditional carriers for metro/mid/long-haul fiber, voice and IP services. In addition, mobile video and data needs are driving a greater need for wireless backhaul. Network providers, cable companies and specialty firms are competitors for this business opportunity.

Regulatory Trends
Regulatory Landscape
Verizon operates in a highly regulated market. Some of our competitors are subject to fewer regulatory constraints than Verizon. For many services offered by Verizon, the FCC is our primary regulator. The FCC has jurisdiction over interstate telecommunications services and other matters under the Communications Act of 1934, as amended (Communications Act). Other Verizon services are subject to various state and local regulations.

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

Today, Verizon holds FCC spectrum licenses that allow it to provide a wide range of mobile and fixed communications services, including both voice and data services. FCC spectrum licenses typically have a term of 10 years, at which time they are subject to renewal. While the FCC has routinely renewed all of Verizon’s wireless licenses, challenges could be raised in the future. If a wireless license was revoked or not renewed, Verizon would not be permitted to provide services on the spectrum covered by that license. Some of our licenses require us to comply with so-called "open access" FCC regulations, which require licensees of particular spectrum to allow customers to use devices and applications of their choice, subject to certain technical limitations. The FCC recently waived one aspect of these rules related to device locking. The FCC has also imposed certain specific mandates on wireless carriers, including construction and geographic coverage requirements, technical operating standards, provision of enhanced 911 services, roaming obligations and requirements for wireless tower and antenna facilities.

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

Broadband
Verizon offers many different broadband services. At the federal level, these broadband services are subject to light-touch regulation by the FCC. At the state level, several states have adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our broadband services, including rules requiring discounted broadband pricing for low income customers. The FCC also adopted broad rules related to "digital discrimination" that could further increase regulatory oversight of broadband services; industry groups have appealed those rules in court.

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

State public utility commissions regulate Verizon’s telephone operations with respect to certain telecommunications intrastate matters. As of the date this report is being filed, Verizon operates as an "incumbent local exchange carrier" in 31 states and the District of Columbia. These incumbent operations are subject to various levels of state oversight, pricing rules, and requirements to offer service. Verizon also has other wireline operations that are more lightly regulated. Some states, including California, impose reporting requirements and have adopted new network reliability or service quality requirements for wireline voice services, including for VoIP.

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

Privacy, Data Protection, and Artificial Intelligence
We are subject to local, state, federal, and international laws and regulations relating to privacy and data protection that impact all parts of our business, including wireline, wireless, broadband and the development and roll out of new products. At the federal level, our business is governed by the FCC or the Federal Trade Commission (FTC), depending on the product or service. The California Consumer Privacy Act, Europe's General Data Protection Regulation and a number of other privacy laws more recently adopted by other states and countries include significant penalties for non-compliance. Generally, governments globally are increasing their focus on privacy and data security requirements and privacy-related legislation, which could have a significant impact on our businesses. Policymakers at the local, state, federal and international levels have begun imposing and continue to consider new laws and regulations on the use of AI, and one state (Colorado) passed comprehensive legislation regulating AI. This is a nascent area of regulatory focus; therefore, it is unclear how such regulation could impact our business.

Public Safety and Cybersecurity
The FCC plays a role in addressing public safety concerns by regulating emergency communications services and mandating widespread availability of both media (broadcast/cable) and wireless emergency alerting services. In addition, federal and state agencies have mandated and may impose additional regulations to ensure continuity of service during disasters. For example, the FCC adopted rules requiring wireless providers to support roaming on each other’s networks during disasters, and the California Public Utilities Commission has imposed regulations relating to back-up power for communications facilities. In response to prior cyberattacks and increasing risks from cybersecurity threats, Congress and some states are considering increasing regulation of the cybersecurity practices of providers. The FCC is also addressing the use by American companies of equipment produced by certain companies deemed to cause potential national security risks. Verizon does not use equipment in its networks from vendors currently under such restrictions.

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

Human Capital Resources
Verizon has approximately 89,900 employees on a full-time equivalent basis as of December 31, 2025, 89% of whom are based in the U.S. In order to realize our core business strategy, we seek to recruit and retain employees with the skills, experiences and perspectives necessary to meet the needs of the customers and communities we serve.

Verizon strives to be an employer of choice by offering our employees competitive compensation and benefits packages, and provides extensive on-the-job training opportunities, tuition reimbursement programs and career development support to enable our employees to maximize their potential and thrive professionally.

As part of an initiative to reduce costs, pursue greater efficiency and align our investments with our business and strategic priorities, in the fourth quarter of 2025, we announced our plans to reduce our workforce by more than 13,000 positions. Over 80% of the affected employees exited in December 2025. Despite this difficult decision, we continue to focus on attracting and retaining talent, specifically in areas that are critical to realizing our strategy.

Verizon respects our employees' rights to freedom of association and collective bargaining in compliance with applicable laws, including the right to join or not join labor unions. We have a long history of working with the Communications Workers of America and the International Brotherhood of Electrical Workers — the two unions that in total represented approximately 27% of our employees as of December 31, 2025. The collective bargaining agreements covering our union-represented employees who serve customers in our mid-Atlantic and northeast service areas extend through August 1, 2026. Other collective bargaining agreements covering smaller groups of employees, and the collective bargaining agreements covering the union-represented employees who joined us as a result of the Frontier acquisition, extend through various dates in 2026 through 2030. In addition, where applicable outside of the U.S., we engage with employee representative bodies such as works council. Verizon meets with U.S. national and local union leaders, as well as works council leaders outside the U.S., to talk about key business topics, including safety, customer service, plans to improve operational processes, our business performance and the impacts that changing technology and competition are having on our customers, employees and business strategy.

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

Information on Our Internet Website
We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, at https://www.verizon.com/about/investors as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports and other information are also available on the SEC's website at https://www.sec.gov. We periodically provide other information for investors on our website, including news and announcements regarding our financial performance, corporate governance information, and details related to our annual meeting of shareholders. We and our executive officers may also use social media platforms to communicate with investors and the public about our business and other matters, and those communications could be deemed to be material. We encourage investors, the media, our customers, business partners and other stakeholders to review the information we post on our website and these channels, in addition to following our press releases, SEC filings, public conference calls and webcasts. Website and social media references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites or social media platforms. Therefore, such information should not be considered part of this report.

Cautionary Statement Concerning Forward-Looking Statements
In this report we have made forward-looking statements. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "assumes," "believes," "estimates," "expects," "forecasts," "hopes," "intends," "plans," "targets," "will" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following important factors, along with those discussed elsewhere in this report and in other filings with the SEC, could affect future results and could cause those results to differ materially from those expressed in the forward-looking statements:

•the effects of competition in the markets in which we operate, including the inability to successfully respond to competitive factors such as prices, promotional incentives, network performance and quality, and evolving consumer preferences;

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

•our ability to implement business transformation initiatives and achieve their anticipated benefits;

•system failures and disruptions to our networks and operations and any resulting business, financial or reputational impact;

•disruption of our key suppliers’ or vendors' provisioning of products or services, including as a result of geopolitical factors, public health crises, natural disasters or extreme weather conditions;

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

•significant amount of outstanding debt;

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

•our ability to return capital to shareholders, including the amount, timing, and effect of share repurchases and dividends; and

•risks associated with mergers, acquisitions, divestitures and other strategic transactions, including our ability to obtain cost savings and other synergies and anticipated benefits of completed transactions within the expected time period or at all.

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
We face significant competition in our industries. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, internet and other communication services and brought new competitors to our markets, including other telecommunications companies, cable companies, wireless service providers, satellite providers, and others. While these changes have enabled us to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. If we are unable to successfully differentiate our services and products from our competitors, it could adversely affect our competitive position and market share.

Our competitors commonly offer aggressive pricing, promotions, premium content options and other incentives – in some cases specifically targeting our customers and putting pressure on our pricing and margins. In addition, we expect the wireless industry’s customer growth rate to continue to moderate over time in comparison to historical growth rates, leading to increased competition for customers. Our ability to compete effectively will depend on, among other things, the pricing of our products and services and our value proposition, our competitors' promotional strategies, the quality of our customer service, our network reliability, speed, capacity and coverage, our ability to market our products and services effectively, our development of new and enhanced products and services, our capital resources, and the reach and quality of our sales and distribution channels. It will also depend on how successfully we anticipate and respond to various factors affecting our industries, including changes in consumer preferences and demand for existing services, new technologies and business models, such as the increasing use of AI and machine learning technologies, demographic and immigration trends, evolving geopolitical and economic conditions, including inflation, and regulatory changes. If we are not able to respond successfully to these competitive challenges, our results of operations and financial condition could be adversely impacted. In addition, a sustained decline in a reporting unit's revenues and earnings has resulted in the past, and may again result in the future, in a significant negative impact on its fair value requiring us to record an impairment charge, which could have an adverse impact on our results of operations.

If we are not able to take advantage of developments in technology and address changing consumer demand on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.
Our industries are rapidly changing as new technologies are developed that offer consumers an array of choices for their communications needs and allow new entrants into the markets we serve. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands and differentiate our services and products from our competitors. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market. If our new services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected.

As we introduce new offerings and technologies, we expect to phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

Finally, we are using and intend to further expand the use of AI in our operations, including in the areas of network deployment and maintenance, customer and employee support services, sales, marketing and administrative functions. There are technological, regulatory, ethical and other risks involved in deploying and using AI, particularly generative AI models. These risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation. In addition, there can be no assurance that the usage of AI will meaningfully enhance our products or services or be beneficial to our business, including our efficiency or profitability. Our competitors may incorporate AI into their offerings and operations more quickly or more successfully than we do, which could impair our ability to compete effectively. Our investments in AI and related technologies may not result in the benefits we anticipate or enable us to obtain or maintain a competitive advantage.

Adverse conditions in the U.S. and international economies, changes to international trade and tariff policies and related economic and geopolitical factors could impact our results of operations and financial condition.
Unfavorable economic conditions, such as a recession or economic slowdown in the U.S. or elsewhere, or inflation in the markets in which we operate, could negatively affect the affordability of and demand for some of our products and services and our cost of doing business. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services, dropping down in price plans or obtaining lower-cost products and services. Similarly, under these conditions, business customers may delay purchasing decisions, or full implementation of our service offerings, reduce their use of our services or choose lower-cost offerings from our competitors. In addition, our business with public sector customers has been and may in the future be negatively affected by a reduction of the federal and state government workforce and other government cost efficiency measures. Adverse economic conditions may lead to an increased number of our consumer and business customers that are unable to continue paying their bills for our services. Unfavorable economic conditions could also amplify other risks discussed in this report, including, but not limited to, those related to our competitive position and margins. Furthermore, our initiatives designed to reduce costs and improve operating efficiencies may be ineffective or insufficient.

During the course of 2025, the U.S. government announced tariffs on goods imported from various countries to the U.S. Countries subject to such tariffs have imposed or may in the future impose reciprocal or retaliatory tariffs and other trade measures. New or increased tariffs and other trade restrictions could adversely affect our cost structure and profitability. Our attempts to mitigate or offset these pressures may not be successful or may have adverse consequences on our business. An escalation of trade tensions, additional tariffs or prolonged uncertainty in trade relationships could also lead to supply chain disruptions or adverse economic impacts, which could adversely affect our results of operations and financial condition.

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

The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks by increasing the frequency and severity of cyberattacks against us or other companies and by making cyberattacks more difficult to detect, contain or mitigate.

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

Our long-term success depends on our ability to implement business transformation initiatives and achieve their anticipated benefits.
We have been and will be undertaking various business transformation initiatives intended to reduce costs, drive efficiencies, streamline our operations, enhance customer experience, and improve our competitive position. These initiatives require making substantial investments in our strategic areas of focus, integrating rapidly evolving technologies, including AI, and optimizing our business and organizational structure.

We may be unable to achieve the anticipated efficiencies, cost savings and other benefits from our business transformation initiatives. These initiatives involve various execution challenges, may take longer than expected and may result in higher than expected expenses. In addition, the execution of our transformation plans may be negatively affected by various external factors, including competitor actions, the regulatory environment and macroeconomic conditions. If we are unable to implement our transformation initiatives or achieve their anticipated benefits, it could have adverse impact on our business, financial condition and results of operations.

System failures and disruptions to our networks and operations could prevent us from providing reliable service to customers and adversely affect our business.
Our systems, networks and operations are subject to potential disruption or failure due to various factors, including power outages, natural disasters, extreme weather conditions, acts of war, or terrorist or other hostile acts, equipment, services or systems failure and human error. Such events could result in significant damage to our infrastructure and degradation or disruption of service to our customers, as well as significant recovery time and expenditures to resume operations. Our system redundancy may be ineffective or inadequate to sustain our operations through all such events. For example, in early 2026, we experienced an outage resulting in a widespread disruption of service to our customers. We are implementing, and will continue to implement, measures to protect our systems, networks and operations from the impacts of these events in the future, but these measures and our overall disaster recovery planning may not be sufficient for all eventualities. These events could also affect the suppliers that provide us with the equipment and services that we need to operate our business and provide products to our customers. These occurrences could result in lost revenues from business interruption, remediation and other costs, reduced profits, litigation and governmental investigations and damage to our reputation.

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

Our suppliers or vendors could fail to provide equipment or service on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of geopolitical factors, public health crises, natural disasters, extreme weather conditions, or changes in tariffs and other trade restrictions. If such failures occur, we may be unable to provide products and services as and when requested by our customers, or we may be unable to continue to maintain or upgrade our networks. Due to the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products or services of one or more major suppliers with products or services from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

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
As of December 31, 2025, approximately 27% of our workforce is represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. With subsequent negotiations we could incur additional costs and/or experience work stoppages, which could adversely affect our business operations. In addition, while a small percentage of the workforce outside of our traditional wireline operations is represented by unions for bargaining, we cannot predict what impact increased union density in this workforce could have on our operations.

Damage to our reputation or brands could adversely affect our business.
We believe that our reputation and brands significantly contribute to the success of our business and our relationships with our customers, employees and other stakeholders.

Our reputation and brands could be negatively affected by a number of factors, including actual or alleged quality or reliability issues related to our network services and products; cybersecurity incidents and data breaches; allegations of legal noncompliance; litigation or regulatory activity; incidents involving unethical behavior or misconduct; material weaknesses in our internal controls over financial reporting; safety, human rights, workplace or labor issues; environmental incidents or impacts; allegations related to the safety of our products, services and equipment; governance issues; our actual or perceived position or lack of position on social, political, environmental and other sensitive matters; the conduct of our employees, representatives or partners; activists’ campaigns; negative sentiment about us shared over social media or the press; and other issues, incidents, or statements that, whether based on actual or perceived circumstances, result in adverse publicity. In addition, changes to the content standards of social media platforms could impact our marketing and advertising initiatives on such platforms and increase risks related to our brand.

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
The FCC and other federal, state and local agencies regulate our domestic operations, and various foreign governments and international bodies regulate our international operations. These regulatory regimes adopt regulations from time to time that restrict our ability to operate and provide products or services. These regulators also conduct regulatory proceedings and conduct enforcement inquiries that may affect our business. It is impossible to predict the outcome of these pending federal and state regulatory proceedings, or the appeals to federal or state courts of these regulatory rulings. Without relief, existing laws and regulations may prevent us from expanding our business and introducing new products and services. We also must maintain licenses for our operations. Similarly, we cannot guarantee that we will be successful in obtaining the licenses needed to carry out our business plan or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years, subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our business, results of operations and financial condition.

New laws, regulations, executive orders or court decisions, or changes to the existing regulatory framework or enforcement priorities at the federal, state and local or international level, such as those described below, could restrict the ways in which we manage our wireline and wireless networks and operate our businesses. They may also impose additional costs, diminish revenue opportunities, and potentially impede our ability to provide services attractive to our customers.

•Privacy and data protection – We are subject to local, state, federal and international laws and regulations related to privacy and data protection. In particular, the California Consumer Privacy Act, Europe's General Data Protection Regulation and a number of other privacy laws more recently adopted by other states and countries include significant penalties for non-compliance. Generally, governments globally are increasing their focus on privacy and data security requirements and privacy-related legislation, which could have a significant impact on our businesses. We may also be subject to increased risks associated with complying with law enforcement demands in ways that are inconsistent with our customers’ expectations of privacy.

•Regulation of broadband internet access services – Verizon offers many different broadband services. At the federal level, these broadband services are subject to light-touch regulation by the FCC. At the state level, several states have adopted or are considering adopting laws or executive orders that would regulate our broadband services, including rules requiring discounted broadband pricing for low income customers and service quality requirements.

•"Open access" – We hold certain wireless licenses that require us to comply with so-called "open access" FCC regulations, which require licensees of particular spectrum to allow customers to use devices and applications of their choice, however the FCC recently waived one aspect of these rules related to device locking.

•Conflicting federal, state and international regulations – Certain services could be subject to conflicting regulation by the FCC and/or various federal, state, local and international authorities, which could significantly increase the cost of operating our business or implementing and introducing new services.

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

Financial Risks
Verizon has a significant amount of debt, which could increase further if we incur additional debt in the future and do not retire existing debt.
As of December 31, 2025, Verizon had approximately $131.1 billion of outstanding unsecured indebtedness, $12.0 billion of unused borrowing capacity under our existing revolving credit facility and $27.1 billion of outstanding secured indebtedness. Our debt level and related debt service obligations could have negative consequences, including:

•requiring us to dedicate significant cash flow from operations to the payment of principal, interest and other amounts payable on our debt, which would reduce the funds we have available for other purposes, such as working capital, capital expenditures, dividend payments, share repurchases and acquisitions;

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

Our initiatives aimed at reducing our indebtedness and achieving or maintaining any target leverage ratio may be unsuccessful due to macroeconomic, business and other factors.

Adverse changes in the financial markets and other factors could increase our borrowing costs and reduce the availability of financing.
We require a significant amount of capital to operate and grow our business. We fund our capital needs in part through borrowings in the public and private credit markets. Adverse changes in the financial markets, including increases in interest rates or changes in exchange rates, could increase our cost of borrowing, require us to post a significant amount of collateral, and/or make it more difficult for us to obtain financing for our operations or refinance existing indebtedness. In addition, our ability to obtain funding under asset-backed debt transactions is subject to our ability to continue to originate a sufficient amount of assets eligible to be securitized. Our borrowing costs also can be affected by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by customary credit metrics. A decrease in these ratings could increase our cost of borrowing and/or make it more difficult for us to obtain financing. A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing.

Increases in costs for pension benefits and active and retiree healthcare benefits may reduce our profitability and increase our funding commitments.
With approximately 89,900 employees and approximately 179,400 retirees as of December 31, 2025 eligible to participate in Verizon’s benefit plans, the costs of pension benefits and active and retiree healthcare benefits have a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors, including increases in healthcare costs, decreases in investment returns on funds held by our pension and other benefit plan trusts and changes in the discount rate and mortality assumptions used to calculate pension and other postretirement expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments.

There can be no assurance that our current or future share repurchase programs will be fully consummated or that we will continue to increase our dividend.
In January 2026, we announced that we believed that our strategic plans would provide us with the capacity to return approximately $55 billion to our shareholders, in the form of dividend payments and share repurchases, through the end of 2028. At that time, the Board of Directors of the Company authorized a share repurchase program of up to $25 billion, as well as a dividend increase, and we stated that we expected to repurchase at least $3 billion of our common stock during 2026. We cannot guarantee that our intended share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

Our share repurchase program does not obligate us to acquire any particular amount of common stock. The amount, timing, and frequency of repurchases will depend on prevailing stock prices, general economic and market conditions and various other factors, and may vary from our stated expectations. Share repurchases, if any, may be discontinued, suspended, or delayed at any time at our discretion.

Although historically we have announced regular cash dividends and annually increased our dividend, future dividend increases and payments are subject to declaration by the Company’s Board of Directors and could vary from our historical practices and stated expectations.

Additionally, share repurchases and changes to dividend practices could affect the trading price of our stock and increase volatility. Any future share repurchases or dividend payments will reduce our cash reserves, which may impact our ability to finance future growth and pursue strategic opportunities.

We are subject to risks associated with mergers, acquisitions, divestitures and other strategic transactions.
From time to time, we pursue mergers, acquisitions, joint ventures, assets transfers and other strategic transactions that we believe may expand our business or are consistent with our strategy. We may also occasionally divest assets and businesses. Any such transaction entails certain risks and could present financial, managerial and operational challenges. If we are unable to consummate planned strategic transactions and successfully integrate acquired businesses into our existing operations, or if we are not able to achieve cost savings, synergies and other anticipated benefits of any such transaction, our business could be negatively affected. Divestitures may result in asset impairment and disposition charges, and loss of income from divested assets and businesses, or require continued financial involvement in the divested business for a period following the transaction, including through indemnification arrangements. In addition, strategic transactions may involve significant expenses, require additional financing or expose us to liabilities not discovered in the due diligence process or as a result of transaction-related litigation. These and other risks related to our mergers, acquisitions, divestitures and other strategic transactions, including our recently completed acquisition of Frontier, may have an adverse effect on our business, financial condition, and operating results.

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

In addition to our in-house cybersecurity capabilities, we also engage assessors, consultants and other third parties to assist with various cybersecurity matters. For example, Verizon periodically validates enterprise cybersecurity maturity through a third-party maturity assessment. This assessment measures Verizon’s ability to identify, prevent, detect, respond to, and recover from threats to systems, assets and data. The results of the assessment serve as the baseline for enterprise cybersecurity across the company. In addition to this baseline, certain subsets of our technology environment are subject to incremental cybersecurity certification and periodic third party validation under applicable regulatory or contractual requirements.

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

Verizon effectuates cybersecurity management by providing for close cooperation among the CISO’s team and other teams within the company, as well as by integrating cybersecurity risk into Verizon’s overall enterprise risk management structures and processes. Our business units and certain functional groups have a Business Information Security Officer, who is an integral member of that unit or group, but reports to the CISO. This structure provides the CISO with line of sight across the enterprise. The CISO and members of her leadership team also meet regularly with business unit senior leaders, including the CEO and the Chief Financial Officer (CFO), to discuss business priorities, emerging threats and trends, and the performance of the cybersecurity program.

The Verizon Executive Security Council (VESC) is the governing body for Verizon's cybersecurity program. The VESC is chaired by the CISO. The principal members are the key business, technology, network, legal, finance, audit, and compliance leaders from the business units and corporate functions. The VESC provides oversight of all aspects of Verizon’s cybersecurity program and, at regular intervals throughout the year, evaluates key cybersecurity metrics as well as planned and ongoing initiatives to reduce cybersecurity risks.

Verizon’s Risk Committee, which includes our CFO, Senior Vice President of Internal Audit and other senior executives, is responsible for overseeing components of our overall risk management strategy. The Risk Committee receives periodic updates from the CISO on Verizon’s cybersecurity program.

Verizon also operates a robust internal audit program. Each year, Verizon’s internal audit team conducts an overall business risk assessment, which includes an evaluation of cybersecurity risks. The results of the assessment are presented to the leaders of the relevant business teams, who are responsible for prioritizing and addressing the risks identified.

Board Oversight of Cybersecurity Risk
The Audit Committee of the Board of Directors (Board) has primary responsibility for overseeing Verizon’s risk management and compliance programs relating to cybersecurity, data security and data privacy.

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

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. Our total gross investment in property, plant and equipment was approximately $338 billion at December 31, 2025 and $331 billion at December 31, 2024, including the effect of retirements, but before deducting accumulated depreciation. Our gross investment in property, plant and equipment consisted of the following:

At December 31,	2025	2024
Network equipment	78.9%	78.3%
Land, buildings and building equipment	12.3%	12.0%
Furniture and other	8.8%	9.7%
	100.0%	100.0%

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

Item 3. Legal Proceedings
In the ordinary course of business, Verizon is involved in various litigation and regulatory proceedings at the state and federal level. As of the date of this report, we do not believe that any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item. We apply a threshold of $1.0 million for purposes of disclosing administrative and judicial environmental proceedings involving a governmental authority, if any, pursuant to Item 103(c)(3)(iii) of Regulation S-K. For a discussion of our litigation risks, refer to Item 1A Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for trading in the common stock of the Company is the New York Stock Exchange under the symbol "VZ."

As of December 31, 2025, there were 374,977 shareholders of record. In addition, a significant number of holders of the Company's common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Stock Repurchases
On January 30, 2026, the Board of Directors of the Company authorized a share repurchase program for up to $25 billion of our common stock. The program will terminate when the aggregate consideration paid to purchase shares of our common stock reaches $25 billion, exclusive of any fees, commissions or other expenses, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions, on the open market, or otherwise, including through plans complying with Rule 10b5-1 or Rule 10b-18 under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on prevailing stock prices, general economic and market conditions, and other considerations. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time at our discretion.

During the years ended December 31, 2025 and 2024, Verizon did not repurchase any shares of the Company's common stock under our share buyback program which was authorized by the Board in February 2020. At December 31, 2025, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million. The share buyback program authorized by the Board in February 2020 terminated upon the authorization of the new share repurchase program on January 30, 2026.

Stock Performance Graph

	2020	2021	2022	2023	2024	2025
Verizon	$100.0	$99.9	$92.4	$73.9	$75.9	$93.6
S&P 500	100.0	118.4	152.3	124.7	157.5	196.0
S&P 500 Communication Services	100.0	123.6	150.3	90.3	140.8	213.3
The graph compares the cumulative total returns of Verizon, the S&P 500 Stock Index and the S&P 500 Communication Services Index over a five-year period. It assumes $100 was invested on December 31, 2020 with dividends being reinvested.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Verizon Communications Inc. is a holding company that, acting through its subsidiaries, is one of the world’s leading providers of communications, technology, information and streaming products and services to consumers, businesses and government entities. With a presence around the world, we offer data, video and voice services and solutions on our networks and platforms that are designed to meet customers’ demand for mobility, reliable network connectivity and security. To compete effectively in today’s dynamic marketplace, we are focused on delivering what customers want and need in the digital world by offering innovative products and services, delivering excellent customer experience, and leveraging the capabilities of our high-performing networks.

Highlights of Our 2025 Financial Results
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Consumer and Business.

Revenue by Segment
———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. As of the date this report is being filed, our wireline services are provided in 31 U.S. states and Washington D.C. over our 100% fiber-optic network through our fiber product portfolio, as well as over a traditional copper-based network. We also provide FWA broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access.

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

The Consumer segment's operating revenues for the year ended December 31, 2025 totaled $106.8 billion, an increase of $3.9 billion, or 3.8%, compared to the year ended December 31, 2024. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance and selected operating statistics.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including mobility communication services, FWA and wireline broadband, IoT connectivity solutions, advanced communication services, corporate networking solutions, local and long distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

The Business segment's operating revenues for the year ended December 31, 2025 totaled $29.1 billion, a decrease of $462 million, or 1.6%, compared to the year ended December 31, 2024. See "Segment Results of Operations" for additional information regarding our Business segment's operating performance and selected operating statistics.

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

Capital Expenditures and Investments
Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in fiber, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. During the year ended December 31, 2025, these investments included $17.0 billion for capital expenditures. See "Cash Flows Used in Investing Activities" and "Liquidity and Capital Resources" for additional information.

Global Networks and Technology
We design, build and operate networks to provide connectivity and related services meeting the needs of our diverse customers: consumers, businesses, government organizations, first responders, and educational institutions.

We have a portfolio of spectrum holdings, including C-Band and millimeter wave spectrum, and are constantly transforming our networks by leveraging innovation and new technologies to deliver improved network performance and efficiency. Our networks leverage advanced technologies, including 5G wireless, fiber-based transport, cloud infrastructures, AI and automation, private networks and IP routing solutions. We are using the benefits of cloud computing and storage to virtualize aspects of our network infrastructure. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems to increase coverage, improve quality of service and add capacity to accommodate an increasing number of users.

Recent Developments
Frontier
On January 20, 2026, we completed the acquisition of Frontier, a U.S. provider of broadband internet and other communication services. This transaction expanded our fiber broadband footprint to 31 U.S. states and Washington D.C., and provides opportunities for future growth.

Starry
On January 30, 2026, we completed the acquisition of Starry, a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. This transaction is expected to provide additional FWA capabilities and enhance our ability to deliver high-speed internet to multi-dwelling units and urban communities.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations," we review the performance of our two reportable segments in more detail.

During the first quarter of 2025, Verizon reclassified recurring device protection and insurance related plan revenues from Other revenue into Wireless service revenue. In addition, beginning in the first quarter of 2025, Verizon no longer counts the impacts of the second number offering in calculating certain phone metrics, including wireless retail postpaid phone net additions and wireless retail postpaid phone churn. We have reclassified certain prior year amounts to conform to the current year presentation.

A discussion of the 2023 results of the Consumer and Business segments affected by these changes and related year-over-year comparisons between 2024 and 2023 have been included in "Segment Results of Operations" below. A discussion of the 2023 items and year-over-year comparisons between 2024 and 2023 for all other items that are not included in this Annual Report can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated Operating Revenues

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase/(Decrease)
Consumer	$106,807	$102,904	$3,903	3.8%
Business	29,069	29,531	(462)	(1.6)
Corporate and other	2,642	2,609	33	1.3
Eliminations	(327)	(256)	(71)	27.7
Consolidated Operating Revenues	$138,191	$134,788	$3,403	2.5

Consolidated operating revenues increased during 2025 compared to 2024 primarily due to revenue increases in our Consumer segment, partially offset by revenue decreases in our Business segment.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase/(Decrease)
Cost of services	$27,789	$27,997	$(208)	(0.7)%
Cost of wireless equipment	28,976	26,100	2,876	11.0
Selling, general and administrative expense	33,818	34,113	(295)	(0.9)
Depreciation and amortization expense	18,349	17,892	457	2.6
Consolidated Operating Expenses	$108,932	$106,102	$2,830	2.7

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

Cost of services decreased during 2025 compared to 2024 primarily as a result of:
•a decrease of $222 million in personnel costs due to prior year workforce reductions;
•a decrease of $169 million in access costs primarily related to changes in pricing and circuit usage;
•a decrease of $105 million related to device protection offerings;
•a decrease of $91 million in other direct costs primarily related to legacy wireline products and services;
•an increase of $198 million in regulatory fees primarily related to growth in our Federal Universal Service Fund (FUSF) assessable revenue base in addition to a higher net rate; and
•an increase of $145 million in rent and lease expense primarily related to the tower transaction with Vertical Bridge REIT, LLC (Vertical Bridge) along with new leases and lease modifications related to the continued deployment of the C-Band spectrum.

Cost of Wireless Equipment
Cost of wireless equipment increased during 2025 compared to 2024 primarily due to:
•an increase of $1.7 billion driven by a higher volume of wireless devices sold primarily related to an increase of 12% in upgrades; and
•an increase of $1.2 billion due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense decreased during 2025 compared to 2024 primarily as a result of:
•a decrease of $241 million related to lower costs for device insurance programs primarily due to a decrease in claims;
•a decrease of $150 million in advertising costs;
•a decrease of $115 million in personnel costs primarily related to the impact of prior year workforce reductions partially offset by an increase in sales commission expense due to higher volumes; and
•an increase of $193 million related to an increase in asset and business rationalization charges in 2025 compared to 2024.

See "Special Items" for additional information on the asset and business rationalization charges.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2025 compared to 2024, primarily due to the change in the mix of net depreciable and amortizable assets and the continued deployment of C-Band network assets.

Other Consolidated Results
Other Income (Expense), Net
Additional information relating to Other income (expense), net is as follows:

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase/(Decrease)
Interest income	$329	$336	$(7)	(2.1)%
Other components of net periodic benefit income (cost)	(827)	300	(1,127)	nm
Net debt extinguishment gains	368	385	(17)	(4.4)
Other, net	237	(26)	263	nm
Other Income (Expense), Net	$107	$995	$(888)	(89.2)
nm - not meaningful

Other income (expense), net reflects certain items not directly related to our core operations, including interest income, debt extinguishment gains, components of net periodic pension and postretirement benefit income and cost and certain foreign exchange gains and losses.

Other income (expense), net decreased during 2025 compared to 2024 primarily due to a net pension and postretirement benefits remeasurement loss of $453 million recorded during 2025, compared with a gain of $657 million recorded during 2024. The decrease was partially offset by an increase resulting from fair market value adjustments on certain investments.

See Note 11 to the consolidated financial statements for more information on the other components of net periodic benefit income (cost).

Interest Expense

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase/(Decrease)
Total interest costs on debt balances	$7,434	$7,612	$(178)	(2.3)%
Less capitalized interest costs	740	963	(223)	(23.2)
Interest Expense	$6,694	$6,649	$45	0.7

Average debt outstanding(1)(3)	$147,406	$150,361
Effective interest rate(2)(3)	5.0%	5.1%
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

Total interest expense increased during 2025 compared to 2024 primarily as a result of a decrease in capitalized interest due to additional C-Band spectrum licenses being placed into service, partially offset by a decrease in interest costs due to lower average debt balances and a lower interest rate.

Provision for Income Taxes

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase
Provision for income taxes	$5,064	$5,030	$34	0.7%
Effective income tax rate	22.3%	21.9%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the effective income tax rate and provision for income taxes was primarily due to higher tax benefits resulting from the favorable resolution of various income tax matters and a reduction in deferred income taxes due to changes in state apportionment during the prior period.

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

	(dollars in millions)
Years Ended December 31,	2025	2024
Consolidated Net Income	$17,608	$17,949
Add:
Provision for income taxes	5,064	5,030
Interest expense(1)	6,694	6,649
Depreciation and amortization expense(2)	18,349	17,892
Consolidated EBITDA	$47,715	$47,520

Add (Less):
Other income, net(3)	$(107)	$(995)
Equity in losses of unconsolidated businesses	—	53
Severance charges	1,715	1,733
Asset and business rationalization	583	374
Acquisition and integration related charges	91	—
Legacy legal matter	—	106
Consolidated Adjusted EBITDA	$49,997	$48,791
(1) The result for the year ended December 31, 2025 includes a portion of the Acquisition and integration related charges. See "Special Items" for additional information.
(2) Includes Amortization of acquisition-related intangible assets, which were $760 million and $817 million during the years ended December 31, 2025 and 2024, respectively.
(3) Includes Pension and benefits mark-to-market charges of $441 million during the year ended December 31, 2025 and credits of $532 million during the year ended December 31, 2024. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during 2025 compared to 2024 were primarily a result of the factors described above in connection with consolidated operating revenues and consolidated operating expenses.

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide FWA broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. As of the date this report is being filed, our wireline services are provided in 31 U.S. states and Washington D.C. over our 100% fiber-optic network through our fiber product portfolio, as well as over a traditional copper-based network.

Operating Revenues and Selected Operating Statistics

			(dollars in millions, except ARPA)
				Increase/(Decrease)
Years Ended December 31,	2025	2024	2023	2025 vs 2024		2024 vs 2023
Service(1)	$80,912	$79,458	$77,336	$1,454	1.8%	$2,122	2.7%
Wireless equipment	21,779	19,598	20,645	2,181	11.1	(1,047)	(5.1)
Other(1)	4,116	3,848	3,645	268	7.0	203	5.6
Total Operating Revenues	$106,807	$102,904	$101,626	$3,903	3.8	$1,278	1.3

Revenue Statistics:
Wireless service revenue(1)	$69,382	$67,951	$65,820	$1,431	2.1	2,130	3.2
Fios revenue	$11,678	$11,647	$11,614	$31	0.3	33	0.3

Connections (‘000):(2)
Wireless retail	115,903	115,256	114,972	647	0.6	284	0.2
Wireless retail postpaid	95,678	95,118	93,850	560	0.6	1,268	1.4
Wireless retail core prepaid(3)	19,169	18,843	18,851	326	1.7%	(8)	0.0

Fios internet	7,328	7,135	6,976	193	2.7	159	2.3
Fios video	2,441	2,684	2,951	(243)	(9.1)	(267)	(9.0)

FWA broadband	3,407	2,714	1,866	693	25.5	848	45.4
Wireline broadband	7,451	7,300	7,190	151	2.1	110	1.5
Total broadband	10,858	10,014	9,056	844	8.4	958	10.6

Net Additions in Period (‘000):
Total wireless retail	685	370	893	315	85.1	(523)	(58.6)
Wireless retail postpaid	581	1,345	2,044	(764)	(56.8)	(699)	(34.2)
Wireless retail postpaid phone	137	82	(132)	55	67.1	214	nm
Wireless retail core prepaid(3)	343	2	(1,078)	341	nm	1,080	nm

FWA broadband	693	846	989	(153)	(18.1)	(143)	(14.5)
Wireline broadband	151	110	174	41	37.3	(64)	(36.8)
Total broadband	844	956	1,163	(112)	(11.7)	(207)	(17.8)

Churn Rate:
Wireless retail	1.61%	1.62%	1.67%
Wireless retail postpaid	1.15%	1.06%	1.03%
Wireless retail postpaid phone	0.92%	0.83%	0.83%

Account Statistics:
Wireless retail postpaid ARPA(1)	$147.31	$144.00	$137.80	$3.31	2.3	$6.20	4.5
Wireless retail postpaid accounts (‘000)(2)	32,384	32,794	32,990	(410)	(1.3)	(196)	(0.6)
Wireless retail postpaid connections per account(1)	2.95	2.90	2.84	0.05	1.7	0.06	2.1
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
nm - not meaningful

Consumer's total operating revenues increased during 2025 compared to 2024 as a result of increases in Service, Wireless equipment and Other revenues.

Consumer's total operating revenues increased during 2024 compared to 2023 as a result of increases in Service and Other revenues, partially offset by a decrease in Wireless equipment revenue.

Service Revenue
Service revenue increased during 2025 compared to 2024 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during 2025 compared to 2024 primarily due to:
•an increase of $775 million in postpaid revenue primarily related to higher adoption of perks and premium MyPlan offerings, pricing actions, and a 26% increase in our FWA subscriber base, partially offset by the amortization of wireless equipment sales promotions; and
•an increase of $673 million related to growth in non-retail service revenue.

Service revenue increased during 2024 compared to 2023 primarily driven by an increase in Wireless service revenue.

Wireless service revenue increased during 2024 compared to 2023 primarily as a result of:
•an increase of $1.5 billion in postpaid revenues primarily related to pricing actions, an increase in subscriptions through MyPlan offerings and a 45% increase in our FWA subscriber base, partially offset by the amortization of wireless equipment sales promotions;
•an increase of $638 million related to growth in non-retail service revenue;
•an increase of $318 million in TravelPass revenue due to increased customer international travel; and
•a decrease of $625 million in prepaid revenue primarily due to a decrease in the prepaid subscriber base partially driven by the termination of the Affordable Connectivity Program in the second quarter of 2024.

Wireless Equipment Revenue
Wireless equipment revenue increased during 2025 compared to 2024 primarily due to:
•an increase of $1.3 billion driven by a higher volume of wireless devices sold primarily related to an increase of 16% in upgrades, partially offset by the impact of related promotions; and
•an increase of $916 million related to a shift to higher priced equipment in the mix of wireless devices sold.

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

Other revenue increased during 2025 compared to 2024 primarily due to an increase of $189 million driven by regulatory surcharges primarily related to growth in our FUSF assessable revenue base in addition to a higher net rate.

Other revenue increased during 2024 compared to 2023 primarily due to an increase of $193 million driven by regulatory surcharges primarily related to a higher net FUSF rate, along with an increase in other regulatory surcharges.

Operating Expenses

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase
Cost of services	$18,433	$18,072	$361	2.0%
Cost of wireless equipment	23,930	21,259	2,671	12.6
Selling, general and administrative expense	20,643	20,537	106	0.5
Depreciation and amortization expense	14,173	13,552	621	4.6
Total Operating Expenses	$77,179	$73,420	$3,759	5.1

Cost of Services
Cost of services increased during 2025 compared to 2024 primarily as a result of:
•an increase of $172 million in regulatory fees primarily related to growth in our FUSF assessable revenue base in addition to a higher net rate;

•an increase of $172 million in rent and lease expense primarily related to the tower transaction with Vertical Bridge along with new leases and lease modifications related to the continued deployment of the C-Band spectrum and Consumer's proportionate usage of shared leased assets;
•an increase of $129 million in digital content costs primarily associated with an increase in subscriptions through MyPlan offerings, partially offset by a decrease in traditional linear content costs due to a decline in Fios video subscribers; and
•a decrease of $95 million related to device protection offerings.

Cost of Wireless Equipment
Cost of wireless equipment increased during 2025 compared to 2024 primarily due to:
•an increase of $1.7 billion driven by a higher volume of wireless devices sold primarily related to an increase of 16% in upgrades; and
•an increase of $988 million due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense increased during 2025 compared to 2024 primarily as a result of:
•an increase of $94 million in personnel costs mainly driven by an increase in commission expense due to higher volumes;
•an increase of $75 million in building and facility costs primarily due to higher utility rates; and
•a decrease of $68 million in advertising costs.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during 2025 compared to 2024 driven by the change in the mix of total Verizon depreciable and amortizable assets and Consumer's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase
Segment Operating Income	$29,628	$29,484	$144	0.5%
Add Depreciation and amortization expense	14,173	13,552	621	4.6
Segment EBITDA	$43,801	$43,036	$765	1.8

Segment operating income margin	27.7%	28.7%
Segment EBITDA margin	41.0%	41.8%

The changes in the table above during the periods presented were primarily a result of the factors described above in connection with Consumer operating revenues and operating expenses.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including mobility communication services, FWA and wireline broadband, IoT connectivity solutions, advanced communication services, corporate networking solutions, local and long distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world. The Business segment is organized in three customer groups: Enterprise and Public Sector, Business Markets and Other, and Wholesale.

Operating Revenues and Selected Operating Statistics

				(dollars in millions)
				Increase/(Decrease)
Years Ended December 31,	2025	2024	2023	2025 vs 2024		2024 vs. 2023
Enterprise and Public Sector	$13,534	$14,218	$15,076	$(684)	(4.8)%	$(858)	(5.7)%
Business Markets and Other	13,581	13,099	12,715	482	3.7	384	3.0
Wholesale	1,954	2,214	2,331	(260)	(11.7)	(117)	(5.0)
Total Operating Revenues(1)	$29,069	$29,531	$30,122	$(462)	(1.6)	$(591)	(2.0)

Revenue Statistics:
Wireless service revenue(2)	$14,321	$14,122	$13,714	$199	1.4	$408	3.0
Fios revenue	$1,244	$1,252	$1,235	$(8)	(0.6)	$17	1.4

Connections (‘000):(3)
Wireless retail postpaid	31,027	30,819	29,779	208	0.7	1,040	3.5

Fios internet	413	401	385	12	3.0	16	4.2
Fios video	47	54	61	(7)	(13.0)	(7)	(11.5)

FWA broadband	2,320	1,854	1,201	466	25.1	653	54.4
Wireline broadband	452	459	460	(7)	(1.5)	(1)	(0.2)
Total broadband	2,772	2,313	1,661	459	19.8	652	39.3

Net Additions in Period ('000):
Wireless retail postpaid	280	1,010	1,242	(730)	(72.3)	(232)	(18.7)
Wireless retail postpaid phone	225	501	562	(276)	(55.1)	(61)	(10.9)

FWA broadband	473	622	547	(149)	(24.0)	75	13.7
Wireline broadband	(7)	(1)	(8)	(6)	nm	7	87.5
Total broadband	466	621	539	(155)	(25.0)	82	15.2

Churn Rate:
Wireless retail postpaid	1.58%	1.47%	1.48%
Wireless retail postpaid phones	1.23%	1.10%	1.13%
(1)Service and other revenues included in our Business segment were approximately $25.4 billion, $25.9 billion and $26.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Wireless equipment revenues included in our Business segment were approximately $3.7 billion, $3.6 billion and $3.7 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
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
nm - not meaningful

Business's total operating revenues decreased during both 2025 compared to 2024 and 2024 compared to 2023 as a result of decreases in Enterprise and Public Sector and Wholesale revenues, partially offset by an increase in Business Markets and Other revenue.

Enterprise and Public Sector
Enterprise and Public Sector offers wireless products and services as well as wireline connectivity such as broadband and managed solutions to our large business and public sector customers. Public sector customers include U.S. federal, state and local governments and educational institutions. Our offerings to this customer group include plans with features and pricing designed to address their specific needs.

Enterprise and Public Sector revenues decreased during 2025 compared to 2024 primarily due to:
•a decrease of $532 million in wireline revenue primarily driven by declines in networking, traditional data and voice communication services along with related professional services, due to secular market pressure and technology shifts, coupled with lower customer premise equipment sales volumes; and
•a decrease of $193 million in Wireless service revenue primarily driven by pressure in Public Sector in part from government efficiency efforts.

Enterprise and Public Sector revenues decreased during 2024 compared to 2023 primarily due to a decrease of $702 million in wireline revenue primarily driven by declines in networking, traditional data and voice communication services along with related professional services, due to secular market pressure and technology shifts, coupled with lower customer premise equipment sales volumes.

Business Markets and Other
Business Markets and Other offers wireless services (including FWA broadband), wireless equipment, advanced communication services, tailored voice and networking products, fiber broadband services, video services, advanced voice solutions and security services to businesses that ordinarily do not meet the requirements to be categorized as Enterprise and Public Sector, as described above. Business Markets and Other also includes solutions that support mobile resource management.

Business Markets and Other revenue increased during 2025 compared to 2024 primarily due to an increase of $392 million in Wireless service revenue driven by pricing actions and an increase in our FWA subscriber base, partially offset by the amortization of wireless equipment sales promotions.

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

Wholesale revenues decreased during 2025 compared to 2024 primarily due to a decrease of $260 million related to declines in traditional data and voice communication services and network connectivity as a result of technology substitution.

Wholesale revenues decreased during 2024 compared to 2023 primarily due to a decrease of $117 million related to declines in traditional voice communication and network connectivity as a result of technology substitution, as well as a decrease in core data.

Operating Expenses

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase/(Decrease)
Cost of services	$9,203	$9,742	$(539)	(5.5)%
Cost of wireless equipment	5,046	4,841	205	4.2
Selling, general and administrative expense	8,176	8,583	(407)	(4.7)
Depreciation and amortization expense	4,112	4,307	(195)	(4.5)
Total Operating Expenses	$26,537	$27,473	$(936)	(3.4)

Cost of Services
Cost of services decreased during 2025 compared to 2024 primarily due to:
•a decrease of $182 million in personnel costs related to the impact of prior year workforce reductions;
•a decrease of $172 million in access costs primarily related to changes in pricing and circuit usage;
•a decrease of $86 million in other direct costs primarily related to legacy wireline products and services; and
•a decrease of $73 million in customer premise equipment costs due to lower volumes sold.

Cost of Wireless Equipment
Cost of wireless equipment increased during 2025 compared to 2024 primarily due to:
•an increase of $120 million driven by a higher volume of wireless devices sold; and
•an increase of $86 million related to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during 2025 compared to 2024 primarily due to:
•a decrease of $283 million in personnel costs related to the impact of prior year workforce reductions primarily due to the voluntary separation program that was announced in June of 2024 and completed in March of 2025; and
•a decrease of $44 million in advertising costs.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased during 2025 compared to 2024 driven by the change in the mix of total Verizon depreciable and amortizable assets and Business's usage of those assets.

Segment Operating Income and EBITDA

			(dollars in millions)
Years Ended December 31,	2025	2024	Increase/(Decrease)
Segment Operating Income	$2,532	$2,058	$474	23.0%
Add Depreciation and amortization expense	4,112	4,307	(195)	(4.5)
Segment EBITDA	$6,644	$6,365	$279	4.4

Segment operating income margin	8.7%	7.0%
Segment EBITDA margin	22.9%	21.6%

The changes in the table above during the periods presented were primarily a result of the factors described above in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	(dollars in millions)
Years Ended December 31,	2025	2024
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$760	$817
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	1,715	1,733
Other (income) expense, net	441	(532)
Asset and business rationalization
Cost of services	205	189
Selling, general and administrative expense	378	185
Acquisition and integration related charges
Selling, general and administrative expense	91	—
Interest expense	19	—
Legacy legal matter
Selling, general and administrative expense	—	106
Total	$3,609	$2,498
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our consolidated results of operations were as follows:

	(dollars in millions)
Years Ended December 31,	2025	2024
Within Total Operating Expenses	$3,149	$3,030
Within Other (income) expense, net	441	(532)
Within Interest expense	19	—
Total	$3,609	$2,498

Amortization of Acquisition-Related Intangible Assets
During 2025 and 2024, we recorded pre-tax amortization expense of $760 million and $817 million, respectively, related to acquired intangible assets.

Severance, Pension and Benefits Charges (Credits)
During 2025, we recorded pre-tax severance charges of $1.7 billion principally as a result of separations in connection with our workforce reduction initiatives. The severance charges were recorded in Selling, general and administrative expense in our consolidated statements of income.

During 2025, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded a net pre-tax pension and benefits charge of $441 million in our pension and postretirement benefit plans. The net charge was recorded in Other income (expense), net in our consolidated statement of income and was primarily driven by:
•a charge of $345 million ($76 million for pension plans and $269 million for postretirement benefit plans) due to a decrease in our discount rate assumption used to determine the current year liabilities of our plans from a weighted-average of 5.8% for our pension plans and 5.6% post retirement plans at December 31, 2024 to a weighted-average of 5.7% for our pension plans and 5.4% for our postretirement plans at December 31, 2025; and
•a net charge of $96 million due to changes in other actuarial assumption adjustments, which includes the difference between our estimated and our actual return on plan assets.

During 2024, we recorded pre-tax severance charges of $1.7 billion related to separations under our voluntary separation program for select U.S.-based management employees as well as other headcount reduction initiatives. The severance charges were recorded in Selling, general and administrative expense in our consolidated statements of income.

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

Asset and Business Rationalization
During 2025 and 2024, we recorded pre-tax asset and business rationalization charges of $583 million and $374 million, respectively, predominately related to the decision to cease use of certain real estate assets and exit non-strategic portions of certain businesses as part of our transformation initiatives.

Acquisition and Integration Related Charges
During 2025, we recorded charges of $110 million related to transaction and integration expenses associated with the acquisition of Frontier completed in January 2026.

Legacy Legal Matter
During 2024, we recorded a pre-tax charge of $106 million associated with a litigation matter related to a legacy contract for the production of telephone directories in Costa Rica by a subsidiary of the Company.

Operating Environment and Trends
The telecommunications industry is highly competitive, and we expect competition to remain intense as traditional and non-traditional participants seek increased market share. We believe that our attractive offerings and value proposition as well as our high-quality networks and customer base support our competitive position and give us the ability to plan and manage through changing market conditions. We remain focused on executing on the fundamentals of the business: enhancing our networks, offering innovative services and products, growing and maintaining a high-quality customer base, and delivering strong financial and operating results. We are undertaking various business transformation initiatives and continue to focus on cost efficiencies in order to have flexibility to adjust to changes in the competitive and economic environments, streamline our operations, enhance customer experience and increase shareholder value.

The U.S. wireless market has achieved a high penetration of smartphones, which reduces the opportunity for new phone connection growth for the industry. We expect the wireless industry's customer growth rate to continue to moderate over time in comparison to historical growth rates, furthering competition for customers. Future revenue growth in the industry is expected to be driven by expanding existing customer relationships, increasing the number of ways customers can connect with wireless networks and services and increasing the penetration of FWA and connected devices including wearables, tablets and IoT devices.

Future service revenue growth opportunities will be dependent on increasing the number of wireless customers, expanding the penetration of our services, increasing the number of ways that our customers can connect with our networks and services and the development of new 5G use cases and ecosystems.

Pricing plays an important role in the wireless competitive landscape. Wireless service providers are offering a range of service plans and bundled services at competitive prices. In addition, aggressive device promotions and price lock guarantees have become more common in recent years in an effort to encourage customers to switch carriers, as well as retain existing customers. For further details on competitive environment and trends, refer to "Business — Competition and Related Trends" in Part I, Item 1 and "Risk Factors — Economic and Strategic Risks — We face significant competition that may negatively affect our operating results" in Part I, Item 1A of this Annual Report on Form 10-K.

Connection Trends
In our Consumer segment, we are focused on attracting new customers and maintaining our high-quality retail postpaid customer base by meeting demand for reliable high-speed connectivity and thoughtfully designed offerings and solutions. We believe the combination of our innovative service and product offerings, enhanced customer support and network quality represents an attractive value proposition and provides a compelling customer experience, supporting increased penetration of data services. While our Consumer segment has experienced lower wireless connection growth in recent years, we expect that future connection growth opportunities will be driven by the comparative value we provide to our customers, as well as our FWA broadband service. In addition, in recent years, we made meaningful improvements in our prepaid business and operations. While we expect to continue to operate in a highly competitive environment, we are focused on achieving long-term growth in our postpaid and prepaid business.

We expect to continue to grow our fiber internet connections as we seek to expand availability of fiber, increase our penetration rates, and experience continued strong demand for higher speed internet connections. On January 20, 2026, we completed the acquisition of Frontier, a U.S. provider of broadband internet and other communication services. This transaction expanded our fiber broadband footprint to 31 U.S. states and Washington D.C., and provides opportunities for future growth. At the same time, we expect continued growth of FWA connections to complement strong fiber results as demand for broadband services continues to grow. Our strong broadband footprint and offerings also provide us with convergence growth opportunities and related benefits for both our broadband and mobility businesses.

In video, the business continues to face ongoing pressure as observed throughout the linear television market. We have experienced continuing access line and DSL losses as customers have switched to alternative technologies such as wireless, VoIP, and cable for voice and data services, and we expect this trend to continue.

In our Business segment, we offer wireless and wireline products and services to businesses and public sector customers across the U.S and around the world. We continue to grow our connections while operating in a highly competitive environment. We expect that this connection growth, combined with our value proposition and network assets, will provide additional opportunities to grow our business.

Service Revenue Trends
In our Consumer segment, we expect our mobility and broadband revenue, to be driven by our plans to maintain and grow our customer base, migrations to higher priced plans, increased offering of perks, and increases in FWA connections and revenue, offset in part by higher promotion amortization impacts. Our wireless service revenue is expected to benefit from our growing prepaid business. We expect broadband revenue to benefit from our expanded fiber footprint and customer base following the closing of the Frontier acquisition, continued growth in our fiber and FWA connections, and an ongoing demand for higher speed internet access. We anticipate 2026 will be a transitional year for revenue as we work towards achieving sustainable volume based growth.

In our Business segment, we expect mobility and broadband revenue to expand, driven by growth from an increase in wireless volumes, strong FWA revenue and increased penetration of fiber. We expect that legacy traditional wireline services will continue to face secular pressures.

Other Trends
In 2026, we expect to focus on our strategic growth areas - mobility and broadband, and plan to continue to rationalize our product portfolio, implement operational efficiencies and leverage the latest technological and digital capabilities. We are focused on achieving profitable growth as we continue to deliver strong revenues and undertake transformation initiatives to reduce costs and improve efficiencies, including through AI-driven technologies.

We expect that our ability to generate cash flows will benefit from our expected mobility and broadband service revenue growth and optimization of our cost structure. We are focused on a more efficient use of capital with the goal to achieve our capital investment priorities at lower cost. See "Liquidity and Capital Resources" for additional information on our capital program.

In the course of business, we make promotional equipment offers to attract and retain customers. In 2024 and 2025, the growth of our wireless service revenue was unfavorably impacted by the amortization of wireless equipment sales and promotions. We expect these pressures to continue in 2026.

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

Our cash and cash equivalents balance is $19.0 billion as of December 31, 2025. Our cash and cash equivalents are held both domestically and internationally, and are invested to maintain principal and provide liquidity. See "Change In Cash, Cash Equivalents and Restricted Cash" for additional information regarding the changes in our cash balances. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding our foreign currency risk management strategies.

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

Capital Expenditures
Our 2026 capital program includes capital to fund advanced networks and services, including expanding and adding capacity and density to our core networks, completing the deployment of C-Band spectrum, and advancing our network architecture, while reducing the cost to deliver services to our customers, and pursuing other opportunities to drive operating efficiencies. It will also support our broadband investment plans and the expansion of our fiber broadband footprint. We anticipate cash requirements for our 2026 capital program to be between $16.0 billion and $16.5 billion.

Contractual Obligations and Commitments
We have various contractual obligations and commitments. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2025:
•Pursuant to the Agreement and Plan of Merger, dated as of September 4, 2024, Verizon agreed to acquire Frontier for a per share merger consideration of $38.50. On January 20, 2026, Verizon completed the acquisition and paid approximately $9.4 billion in cash, net of cash acquired, and assumed approximately $12.9 billion of Frontier's debt, resulting in a total aggregate consideration of approximately $22.3 billion. See Note 3 to the consolidated financial statements for additional information.
•Long-term debt, including current maturities, commitments of $155.8 billion, of which $17.3 billion (including $1.4 billion of unsecured debt) are expected to be due within the next twelve months. Related interest payments are $79.1 billion, of which $6.3 billion, are expected to be due within the next twelve months. Items included in long-term debt with variable coupon rates exclude unamortized debt issuance costs, and are described in Note 7 to the consolidated financial statements.
•Operating lease obligations of $28.2 billion and Finance lease obligations of $2.7 billion, of which $5.3 billion and $994 million, respectively, are expected to be due within the next twelve months. In addition, Verizon has an obligation of $3.2 billion representing future minimum payments under the leaseback and sublease arrangements for our cell towers, of which $496 million is expected to be due within the next twelve months. See Note 6 to the consolidated financial statements for additional information.

•Unconditional purchase obligations, with terms in excess of one year, amount to $15.0 billion, of which $5.8 billion is expected to be due within the next twelve months. Items included in unconditional purchase obligations are primarily commitments to purchase content, network equipment, software and services, marketing services and other items which will be used or sold in the ordinary course of business. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. We also purchase products and services as needed with no firm commitment. See Note 16 to the consolidated financial statements for additional information.
•Other long-term liabilities, including current maturities, of $3.8 billion, of which approximately $686 million is expected to be due within the next twelve months. Other long-term liabilities represent estimated postretirement benefit and qualified pension plan contributions. Qualified pension plan contributions include estimated minimum funding contributions. We expect that there will be no required pension funding through the end of 2030, subject to changes in market conditions. Postretirement benefit payments include future postretirement benefit payments. These estimated amounts: (1) are subject to change based on changes to assumptions and future plan performance, which could impact the timing and/or amounts of these payments; and (2) exclude expectations beyond 5 years due to uncertainty of the timing and amounts.
•We are not able to make a reasonable estimate of when the unrecognized tax benefits balance of $2.6 billion and related interest and penalties will be settled with the respective taxing authorities until the related tax audits are further developed or resolved.

Consolidated Financial Condition

	(dollars in millions)
Years Ended December 31,	2025	2024
Cash Flows Provided By (Used In)
Operating activities	$37,137	$36,912
Investing activities	(16,660)	(18,674)
Financing activities	(5,613)	(17,100)
Increase in cash, cash equivalents and restricted cash	$14,864	$1,138

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $225 million during 2025 compared to 2024. The increase is primarily attributable to a reduction in cash tax payments as a result of the One Big Beautiful Bill legislation, partially offset by a decrease in earnings and a decrease in Other, net cash flow from operating activities. Other, net cash flow from operating activities during 2024 included $2.0 billion of proceeds related to the transaction with Vertical Bridge. As a result of the prior year discretionary contributions to our qualified pension plans of $365 million and the additional non-cash contributions made in 2025 in the aggregate principal amount of $1.3 billion, we expect that there will be no required pension funding through the end of 2030, subject to changes in market conditions.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, were $17.0 billion and $17.1 billion for 2025 and 2024, respectively. Capital expenditures decreased $79 million during 2025, compared to 2024, primarily due to efficiencies in our fiber and wireless network infrastructure investments.

Acquisitions of Wireless Licenses
During 2025 and 2024, we recorded capitalized interest related to wireless licenses of $428 million and $616 million, respectively.

During 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives associated with Auction 107 for C-Band wireless spectrum.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During 2025 and 2024, net cash used in financing activities was $5.6 billion and $17.1 billion, respectively.

2025
During 2025, our net cash used in financing activities of $5.6 billion was primarily driven by $27.6 billion provided by proceeds from long-term borrowings, which included $9.3 billion of proceeds from our asset-backed debt transactions partially offset by $19.8 billion used for repayments and repurchases of long-term borrowings (secured and unsecured) as well as finance lease obligations, $11.5 billion used for dividend payments, and $1.9 billion used for other financing activities.

Proceeds from and Repayments and Repurchases of Long-Term Borrowings
At December 31, 2025, our total debt increased to $158.2 billion compared to $144.0 billion at December 31, 2024. Our effective interest rate was 5.0% and 5.1% during the years ended December 31, 2025 and 2024, respectively. We have entered into interest rate swaps to achieve a targeted mix of fixed and variable rate debt, managing our exposure to changes in interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" and Note 7 to the consolidated financial statements for additional information.

At December 31, 2025, approximately $38.2 billion, or 23.6%, of the aggregate principal amount of our total debt portfolio consisted of foreign denominated debt, primarily Euro and British Pound Sterling. We have entered into cross currency swaps on our foreign denominated debt in order to fix our future interest and principal payments in U.S. dollars and mitigate the impact of foreign currency transaction gains or losses. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information.

Verizon may acquire debt securities issued by Verizon and its affiliates through open market purchases, redemptions, privately negotiated transactions, tender offers, exchange offers, or otherwise, upon such terms and at such prices as Verizon may from time to time determine, for cash or other consideration.

Other, Net
Other, net cash flow from financing activities during 2025 includes $650 million in payments related to vendor financing arrangements, $485 million in payments made under the sublease arrangement for our cell towers, $496 million in equity distribution payments made for controlled entities and $185 million in payments related to tax withholding of employee share based arrangements. See Note 14 to the consolidated financial statements for additional information on noncontrolling interests.

Dividends
The Board of Directors of the Company assesses the level of our dividend payments on a periodic basis taking into account such factors as long-term growth opportunities, internal cash requirements and the expectations of our shareholders. During the third quarter of 2025, our Board of Directors increased our quarterly dividend payment by 1.8% to $0.6900 from $0.6775 per share in the preceding quarter. This is the nineteenth consecutive year that Company’s Board of Directors has approved a quarterly dividend increase.

As in prior periods, dividend payments were a significant use of capital resources. During 2025, we paid $11.5 billion in dividends.

2024
During 2024, our net cash used in financing activities of $17.1 billion was primarily driven by $20.3 billion used for repayments and repurchases of long-term borrowings (secured and unsecured) as well as finance lease obligations, $11.2 billion used for dividend payments and $1.1 billion used for other financing activities. These cash flows used in financing activities were partially offset by $15.6 billion provided by proceeds from long-term borrowings, which included $12.4 billion of proceeds from our asset-backed debt transactions.

Proceeds from and Repayments and Repurchases of Long-Term Borrowings
At December 31, 2024, our total debt was $144.0 billion. During the year ended December 31, 2024, our effective interest rate was 5.1%. We have entered into interest rate swaps to achieve a targeted mix of fixed and variable rate debt, managing our exposure to changes in interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" and Note 7 to the consolidated financial statements for additional information.

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

Dividends
During the third quarter of 2024, our Board of Directors increased our quarterly dividend payment by 1.9% to $0.6775 per share.

During 2024, we paid $11.2 billion in dividends.

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

See Note 7 to the consolidated financial statements for additional information.

Long-Term Credit Facilities

			At December 31, 2025
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,977	$—
Various export credit facilities(2)	2026-2033	11,950	1,680	4,652
Total		$23,950	$13,657	$4,652
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of December 31, 2025, there have been no drawings against the revolving credit facility since its inception.
(2) During 2025, we drew down $270 million. During 2024, there were no drawings from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Common Stock
Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2025 and 2024, we issued 7.5 million and 5.4 million shares of common stock from treasury stock, which had aggregate values of $328 million and $238 million, respectively.

In February 2020, the Board of Directors of the Company authorized a share buyback program to repurchase up to 100 million shares of our common stock. There were no repurchases of common stock during 2025 and 2024 under our share buyback program. The share buyback program authorized by the Board in February 2020 terminated upon the authorization of the new share repurchase program discussed below.

On January 30, 2026, the Board of Directors of the Company authorized a share repurchase program for up to $25 billion of our common stock. The program will terminate when the aggregate consideration paid to purchase shares of our common stock reaches $25 billion, exclusive of any fees, commissions or other expenses, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions, on the open market, or otherwise, including through plans complying with Rule 10b5-1 or Rule 10b-18 under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on prevailing stock prices, general economic and market conditions, and other considerations. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time at our discretion.

Credit Ratings
Verizon’s credit ratings did not change in 2025 or 2024.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at December 31, 2025 totaled $19.0 billion, a $14.9 billion increase compared to December 31, 2024, primarily as a result of the factors discussed above. Our cash balance at December 31, 2025 included net cash proceeds from notes issued in 2025 to fund the acquisition of Frontier, which closed in January 2026.

Restricted cash at December 31, 2025 and 2024 totaled $451 million and $441 million, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	(dollars in millions)
Years Ended December 31,	2025	2024
Net cash provided by operating activities	$37,137	$36,912
Less Capital expenditures (including capitalized software)	17,011	17,090
Free cash flow	$20,126	$19,822

The increase in free cash flow during 2025 is a reflection of the increase in operating cash flows, as well as the decrease in capital expenditures, both of which are discussed above.

Employee Benefit Plans Funded Status and Contributions
Employer Contributions
We operate numerous qualified and nonqualified pension plans and other postretirement benefit plans. These plans primarily relate to our domestic business units. During 2025, we made discretionary non-cash contributions in the aggregate principal amount of $1.3 billion to our qualified pension plans. During 2024, we made discretionary contributions in the aggregate amount of $365 million to our qualified pension plans. During 2025 and 2024, we made contributions of $54 million and $56 million to our nonqualified pension plans, respectively.

Our overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. In an effort to reduce the risk of our portfolio strategy and better align assets with liabilities, we have adopted a liability driven pension strategy that seeks to better match the interest rate sensitivity of the liability hedging assets with the interest rate sensitivity of the liability. We expect that the strategy will reduce the likelihood that assets will decline at a time when liabilities increase (referred to as liability hedging), with the goal to reduce the risk of underfunding to the plan and its participants and beneficiaries. Over time, as the asset allocation shifts to more liability hedging assets, this strategy will generally result in lower expected asset returns. For 2026, we expect no required qualified pension plan contributions and insignificant nonqualified pension plan contributions.

Contributions to our other postretirement benefit plans generally relate to payments for benefits on an as-incurred basis since these other postretirement benefit plans do not have funding requirements similar to the pension plans. We contributed $762 million and $935 million to our other postretirement benefit plans in 2025 and 2024, respectively. Contributions to our other postretirement benefit plans are estimated to be approximately $700 million in 2026.

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

As of December 31, 2025, letters of credit totaling approximately $783 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding. See Note 16 to the consolidated financial statements for additional information.

Other Future Obligations
As of December 31, 2025, Verizon had 29 renewable energy purchase agreements with third parties for a total of approximately 3.9 gigawatts of anticipated renewable energy capacity across multiple states. See Note 16 to the consolidated financial statements for additional information.

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

Wireless Licenses
The carrying value of our wireless licenses was approximately $157.0 billion as of December 31, 2025. We aggregate our wireless licenses into one single unit of accounting, as we utilize our wireless licenses on an integrated basis as part of our nationwide wireless network. Our wireless licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. There are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.

We test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. It is our policy to perform a quantitative impairment assessment at least every three years.

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

During the fourth quarter of 2025, we performed a qualitative impairment assessment as our annual impairment test to determine whether it is more likely than not that the fair value of our wireless licenses was less than the carrying amount. As part of our qualitative assessment we considered several factors including the enterprise value of our combined wireless business, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and subscriber growth, as well as recent merger and acquisition activity), the recent and projected financial performance of our combined wireless business as a whole, as well as other factors including the result of our last quantitative assessment performed in 2024. Our qualitative assessment in 2025 indicated that it is more likely than not that the fair value of our wireless licenses remained above their carrying value and, therefore, did not result in an impairment.

Goodwill
At both December 31, 2025 and 2024, the balance of our goodwill was approximately $22.8 billion, of which $21.2 billion was in our Consumer reporting unit and $1.7 billion was in our Business reporting unit.

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

Under the qualitative assessment, we consider several factors, including the enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA margin, projections and recent merger and acquisition activity), the recent and projected financial performance of the reporting unit, as well as other factors.

Under the quantitative assessment, the fair value of the reporting unit is calculated using an average of the market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative multiples to complement discounted cash flow results. The discounted cash flow method is based on the present value of two components-projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit using the income approach is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represents our estimate of the WACC, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test requires key assumptions underlying our valuation model. The discounted cash flow analysis factors in assumptions on discount rates and terminal growth rates to reflect risk profiles of key strategic revenue and cost initiatives, as well as revenue and EBITDA growth relative to history and market trends and expectations. The market multiples approach reflects significant judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies and multiples is influenced by differences in growth, profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could result in a goodwill impairment.

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

During the fourth quarter of 2025, we performed a qualitative impairment assessment for our Consumer reporting unit. Our qualitative assessment indicated that it was more likely than not that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment.

During the fourth quarters of both 2024 and 2025, we performed quantitative impairment assessments for our Business reporting unit. We performed a quantitative impairment assessment in 2024 as a result of the goodwill impairment recorded in 2023 and the competitive and market pressures experienced throughout 2024. We elected to perform a quantitative impairment assessment in 2025 given that the 2024 impairment assessment resulted in a fair value that was marginally in excess of the carrying value, as well as the sustained competitive pressures and market conditions that continued throughout 2025. In both years, we applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rates and expected growth rates. These analyses both indicated that the fair value of our Business reporting unit exceeded its carrying value and, therefore, did not result in an impairment in either 2024 or 2025.

At the goodwill impairment measurement date of October 31, 2025, our Business reporting unit had a fair value that exceeded its carrying amount by approximately 9% and remains susceptible to future impairment risk. We do not anticipate reasonable changes in significant assumptions to change the outcome of the quantitative impairment assessment. For instance, if either the terminal value growth rate declined by 50 basis points, or if the discount rate increased by 50 basis points, or if the EBITDA margin decreased by 100 basis points, the fair value of our Business reporting unit would still exceed its carrying value. However, management believes there is a continued risk that our Business reporting unit may be required to recognize an impairment charge in the future.

A projected sustained decline in the reporting unit's revenues and earnings could have a significant negative impact on its fair value and could result in future impairment charges. Such a decline could be driven by, among other things: (1) decreases in sales volumes or long-term growth rate as a result of competitive pressures or other factors; or (2) the reporting unit's inability to achieve or delays in achieving its goals or strategic initiatives including, but not limited to, cost savings efforts. Adverse changes to macroeconomic factors, such as increases in long-term interest rates, would also negatively impact the fair value of the reporting unit.

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

In determining pension and other postretirement obligations, the weighted-average discount rate was selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2025. The bonds selected had maturities that coincided with the time periods during which benefit payments are expected to occur, were non-callable (or callable with certain selection criteria met) and available in sufficient quantities to ensure marketability (at least $300 million par outstanding). Bond yields are subject to uncertainty for a number of reasons including corporate performance, credit rating downgrades and upgrades, government fiscal policy decisions, and general market volatility. The expected long-term rates of return on plan assets used in determining Verizon’s pension and other postretirement obligations are based on expectations for future investment returns for the plans’ asset allocation. The rates are subject to uncertainty for a number of reasons including corporate performance, credit ratings, monetary policy, inflation, exchange rates, investor behavior and general market volatility.

A sensitivity analysis of the impact of changes in the discount rate and the long-term rate of return on plan assets on the benefit obligations and expense (income) recorded, as well as an increase or a decrease in the actual versus expected return on plan assets as of December 31, 2025 and for the year then ended pertaining to Verizon’s pension and postretirement benefit plans, is provided in the table below. The amounts in the table below related to discount rate changes are gross impacts on benefit obligations and expense, and do not reflect changes in asset values as a result of interest rate changes, for which our pension plan is highly hedged.

(dollars in millions)	Percentage point change	Increase/(Decrease) at December 31, 2025
Pension plans discount rate	+0.50	$(426)
	-0.50	470
Rate of return on pension plan assets	+1.00	(67)
	-1.00	67
Postretirement plans discount rate	+0.50	(442)
	-0.50	476
Rate of return on postretirement plan assets	+1.00	(5)
	-1.00	5

In addition to our liability hedging assets, we also employ an interest rate hedging strategy to further minimize the impact of discount rate changes on the funded ratio of the pension plan. While the target hedge ratio varies depending on the funded status of the plan and the level of interest rates, the target hedge ratio was 80% at December 31, 2025, limiting volatility.

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

Property, Plant and Equipment
Our Property, plant and equipment balance represents a significant component of our consolidated assets. We record property, plant and equipment at cost. We depreciate property, plant and equipment on a straight-line basis over the estimated useful life of the assets. The estimated useful life is subject to change due to a variety of factors such as change in asset capacity or performance, technical obsolescence, market expectations and competitive impacts. In connection with our ongoing review of the estimated useful lives of property, plant and equipment during 2025, we determined that the estimated useful life of our property, plant and equipment would remain unchanged. We expect that a one year increase in estimated useful lives of our property, plant and equipment would result in a decrease to our 2025 depreciation expense of $2.5 billion and that a one year decrease would result in an increase of approximately $3.8 billion in our 2025 depreciation expense.

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

We record an allowance to reduce the receivables to the amount that is expected to be collectible. For device payment plan agreement receivables, we record bad debt expense based on a default and loss calculation using our proprietary loss model. The expected loss rate is determined based on customer credit scores and other qualitative factors as noted above. The loss rate is assigned individually on a customer by customer basis and the custom credit scores are then aggregated by vintage and used in our proprietary loss model to calculate the weighted-average loss rate used for determining the allowance balance. The weighted-average expected loss rate increased 0.51% at December 31, 2025 as compared to the rate at December 31, 2024. We expect that an increase or decrease of 0.25% in the weighted-average loss rate would result in a change of $167 million in bad debt expense.

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

If there is a deterioration of our customers’ financial condition or if expected default rates differ from actual default rates on receivables, we may have to adjust our allowance for credit losses, which would affect earnings in the period the adjustments are made. See Note 8 to the consolidated financial statements for additional information.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon was required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which were approximately $7.5 billion. During 2024, we made payments of $269 million for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we were obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier, a U.S. provider of broadband internet and other communication services. The transaction closed on January 20, 2026. Pursuant to the Merger Agreement, the Company's subsidiary merged with and into Frontier, with Frontier surviving such merger as a wholly owned subsidiary of the Company. At the effective time of the merger, each share of Frontier common stock issued and outstanding immediately prior to such time (subject to certain limited exceptions) was cancelled and converted into the right to receive an amount in cash equal to $38.50 per share, without interest.

At closing, Verizon paid approximately $9.4 billion in cash, net of cash acquired, and assumed approximately $12.9 billion of Frontier's debt, resulting in a total aggregate consideration of approximately $22.3 billion.

The financial results of Frontier will be included in the Company's consolidated results beginning on January 20, 2026, the date of the closing of the acquisition. In January 2026, we repaid approximately $5.7 billion of the debt assumed as part of the Frontier acquisition.

See Note 3 to the consolidated financial statements for additional information.

Other
On January 30, 2026, Verizon completed the acquisition of Starry, a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. The aggregate cash consideration paid by Verizon at the closing of the transaction was insignificant.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association (ISDA) master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both December 31, 2025 and 2024, we did not hold any collateral. At December 31, 2025 and 2024, we posted $1.1 billion and $2.1 billion, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 9 to the consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of December 31, 2025, approximately 79% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $340 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

The table that follows summarizes the fair values of our long-term debt, including current maturities, and interest rate swap derivatives as of December 31, 2025 and 2024. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward shifts in the yield curve. Our sensitivity analysis does not include the fair values of our commercial paper and bank loans, if any, because they are not significantly affected by changes in market interest rates.

			(dollars in millions)
Long-term debt and related derivatives	Fair Value	Fair Value assuming + 100 basis point shift	Fair Value assuming - 100 basis point shift
At December 31, 2025	$158,955	$150,740	$168,104
At December 31, 2024	142,201	135,521	149,956

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At December 31, 2025 and 2024, the fair value of the liability of these contracts was $5.1 billion and $5.3 billion, respectively. At December 31, 2025 and 2024, the total notional amount of the interest rate swaps was $23.7 billion and $24.0 billion, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the consolidated statements of income. At December 31, 2025, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. The fair value of the asset of these contracts was $1.4 billion and $500 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the fair value of the liability of these contracts was $1.2 billion and $2.7 billion, respectively. At December 31, 2025 and 2024, the total notional amount of the cross currency swaps was $36.1 billion and $32.1 billion, respectively.

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

At both December 31, 2025 and 2024, the fair value of the asset and liability of these contracts was insignificant. At December 31, 2025 and 2024, the total notional amount of the foreign exchange forwards was $570 million and $620 million, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Verizon Communications Inc. and subsidiaries’ (Verizon) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verizon maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Verizon as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

February 17, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Verizon Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verizon Communications Inc. and subsidiaries (Verizon or the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Verizon at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Verizon’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Valuation of Employee Benefit Obligations
Description of the Matter
The Company sponsors several pension plans and other post-employment benefit plans. At December 31, 2025, the Company’s aggregate defined benefit pension obligation was $8.0 billion and exceeded the fair value of pension plan assets of $7.9 billion, resulting in an unfunded defined benefit pension obligation of $50 million. Also, at December 31, 2025, the other postretirement benefits obligation was approximately $10.6 billion. As explained in Note 11 of the consolidated financial statements, the Company updates the estimates used to measure employee benefit obligations and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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
New York, New York

February 17, 2026

Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions, except per share amounts)
Years Ended December 31,	2025	2024	2023

Operating Revenues
Service revenues and other	$112,721	$111,571	$109,652
Wireless equipment revenues	25,470	23,217	24,322
Total Operating Revenues	138,191	134,788	133,974

Operating Expenses
Cost of services (exclusive of items shown below)	27,789	27,997	28,100
Cost of wireless equipment	28,976	26,100	26,787
Selling, general and administrative expense	33,818	34,113	32,745
Depreciation and amortization expense	18,349	17,892	17,624
Verizon Business Group goodwill impairment	—	—	5,841
Total Operating Expenses	108,932	106,102	111,097

Operating Income	29,259	28,686	22,877
Equity in earnings (losses) of unconsolidated businesses	—	(53)	(53)
Other income (expense), net	107	995	(313)
Interest expense	(6,694)	(6,649)	(5,524)
Income Before Provision For Income Taxes	22,672	22,979	16,987
Provision for income taxes	(5,064)	(5,030)	(4,892)
Net Income	$17,608	$17,949	$12,095

Net income attributable to noncontrolling interests	$434	$443	$481
Net income attributable to Verizon	17,174	17,506	11,614
Net Income	$17,608	$17,949	$12,095

Basic Earnings Per Common Share
Net income attributable to Verizon	$4.06	$4.15	$2.76
Weighted-average shares outstanding (in millions)	4,226	4,218	4,211

Diluted Earnings Per Common Share
Net income attributable to Verizon	$4.06	$4.14	$2.75
Weighted-average shares outstanding (in millions)	4,231	4,223	4,215
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2025	2024	2023

Net Income	$17,608	$17,949	$12,095
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $26, $(13) and $6	126	(97)	62
Unrealized gain (loss) on cash flow hedges, net of tax of $3, $(27) and $(30)	(8)	81	88
Unrealized gain (loss) on fair value hedges, net of tax of $306, $(162) and $(181)	(917)	484	536
Unrealized gain (loss) on marketable securities, net of tax of $(1), $1 and $(2)	5	(3)	7
Defined benefit pension and postretirement plans, net of tax of $4, $4 and $68	(10)	(8)	(208)
Other comprehensive income (loss) attributable to Verizon	(804)	457	485
Total Comprehensive Income	$16,804	$18,406	$12,580

Comprehensive income attributable to noncontrolling interests	$434	$443	$481
Comprehensive income attributable to Verizon	16,370	17,963	12,099
Total Comprehensive Income	$16,804	$18,406	$12,580
See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts)
At December 31,	2025	2024
Assets
Current assets
Cash and cash equivalents	$19,048	$4,194
Accounts receivable	28,347	27,261
Less Allowance for credit losses	1,250	1,152
Accounts receivable, net	27,097	26,109
Inventories	2,441	2,247
Prepaid expenses and other	8,336	7,973
Total current assets	56,922	40,523

Property, plant and equipment	337,991	331,406
Less Accumulated depreciation	228,524	222,884
Property, plant and equipment, net	109,467	108,522

Investments in unconsolidated businesses	785	842
Wireless licenses	157,039	156,613
Goodwill	22,841	22,841
Other intangible assets, net	10,458	11,129
Operating lease right-of-use assets	23,498	24,472
Other assets	23,248	19,769
Total assets	$404,258	$384,711

Liabilities and Equity
Current liabilities
Debt maturing within one year	$18,618	$22,633
Accounts payable and accrued liabilities	24,981	23,374
Current operating lease liabilities	4,542	4,415
Other current liabilities	14,229	14,349
Total current liabilities	62,370	64,771

Long-term debt	139,532	121,381
Employee benefit obligations	11,099	11,997
Deferred income taxes	48,717	46,732
Non-current operating lease liabilities	18,951	19,928
Other liabilities	17,848	19,327
Total long-term liabilities	236,147	219,365

Commitments and Contingencies (Note 16)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,372	13,466
Retained earnings	94,744	89,110
Accumulated other comprehensive loss	(1,727)	(923)
Common stock in treasury, at cost (74,258,296 and 81,753,488 shares outstanding)	(3,255)	(3,583)
Deferred compensation – employee stock ownership plans (ESOPs) and other	897	738
Noncontrolling interests	1,281	1,338
Total equity	105,741	100,575
Total liabilities and equity	$404,258	$384,711
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	(dollars in millions)
Years Ended December 31,	2025	2024	2023

Cash Flows from Operating Activities
Net Income	$17,608	$17,949	$12,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,349	17,892	17,624
Employee retirement benefits	1,025	(52)	1,206
Deferred income taxes	2,340	815	2,388
Provision for expected credit losses	2,349	2,338	2,214
Equity in losses of unconsolidated businesses, inclusive of dividends received	42	75	84
Verizon Business Group goodwill impairment	—	—	5,841
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses:
Accounts receivable	(2,513)	(2,565)	(2,198)
Inventories	(232)	(196)	287
Prepaid expenses and other	(1,394)	(626)	(435)
Accounts payable and accrued liabilities and Other current liabilities	1,819	1,109	2,079
Other, net	(2,256)	173	(3,710)
Net cash provided by operating activities	37,137	36,912	37,475

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(17,011)	(17,090)	(18,767)
Cash paid related to acquisitions of businesses, net of cash acquired	—	—	(30)
Acquisitions of wireless licenses	(450)	(900)	(5,796)
Other, net	801	(684)	1,161
Net cash used in investing activities	(16,660)	(18,674)	(23,432)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	18,268	3,146	2,018
Proceeds from asset-backed long-term borrowings	9,338	12,422	6,594
Repayments of long-term borrowings and finance lease obligations	(11,352)	(11,854)	(6,181)
Repayments of asset-backed long-term borrowings	(8,437)	(8,490)	(4,443)
Dividends paid	(11,481)	(11,249)	(11,025)
Other, net	(1,949)	(1,075)	(1,620)
Net cash used in financing activities	(5,613)	(17,100)	(14,657)

Increase (decrease) in cash, cash equivalents and restricted cash	14,864	1,138	(614)
Cash, cash equivalents and restricted cash, beginning of period	4,635	3,497	4,111
Cash, cash equivalents and restricted cash, end of period (Note 1)	$19,499	$4,635	$3,497
See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Equity
Verizon Communications Inc. and Subsidiaries

(dollars in millions, except per share amounts, and shares in thousands)
Years Ended December 31,		2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance at beginning of year	4,291,434	$429	4,291,434	$429	4,291,434	$429
Balance at end of year	4,291,434	429	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of year		13,466		13,631		13,420
Other		(94)		(165)		211
Balance at end of year		13,372		13,466		13,631

Retained Earnings
Balance at beginning of year		89,110		82,915		82,380
Net income attributable to Verizon		17,174		17,506		11,614
Dividends declared ($2.735, $2.685, $2.635 per share)		(11,539)		(11,306)		(11,082)
Other		(1)		(5)		3
Balance at end of year		94,744		89,110		82,915

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year attributable to Verizon		(923)		(1,380)		(1,865)
Foreign currency translation adjustments		126		(97)		62
Unrealized gain (loss) on cash flow hedges		(8)		81		88
Unrealized gain (loss) on fair value hedges		(917)		484		536
Unrealized gain (loss) on marketable securities		5		(3)		7
Defined benefit pension and postretirement plans		(10)		(8)		(208)
Other comprehensive income (loss)		(804)		457		485
Balance at end of year attributable to Verizon		(1,727)		(923)		(1,380)

Treasury Stock
Balance at beginning of year	(81,753)	(3,583)	(87,173)	(3,821)	(91,572)	(4,013)
Employee plans (Note 14)	7,482	328	5,407	237	4,380	191
Shareholder plans (Note 14)	13	—	13	1	19	1
Balance at end of year	(74,258)	(3,255)	(81,753)	(3,583)	(87,173)	(3,821)

Deferred Compensation-ESOPs and Other
Balance at beginning of year		738		656		793
Restricted stock equity grant		582		447		296
Amortization		(423)		(365)		(433)
Balance at end of year		897		738		656

Noncontrolling Interests
Balance at beginning of year		1,338		1,369		1,319
Total comprehensive income		434		443		481
Distributions and other		(491)		(474)		(431)
Balance at end of year		1,281		1,338		1,369
Total Equity		$105,741		$100,575		$93,799

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

Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our fifth-generation (5G) or fourth-generation (4G) Long-Term Evolution (LTE) networks as an alternative to traditional landline internet access. As of December 31, 2025, our wireline services are provided in nine states in the Mid-Atlantic and Northeastern U.S., as well as Washington D.C., over our 100% fiber-optic network through our Verizon Fios product portfolio and over a traditional copper-based network to customers who are not served by Fios.

Our Business segment provides wireless and wireline communications services and products, including mobility communication services, FWA and wireline broadband, Internet of Things (IoT) connectivity solutions, advanced communication services, corporate networking solutions, local and long distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

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

There were a total of approximately 4.7 million, 4.7 million, and 4.2 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Cash, cash equivalents and restricted cash are included in the following line items in the consolidated balance sheets:

	(dollars in millions)
At December 31,	2025	2024	Increase / (Decrease)
Cash and cash equivalents	$19,048	$4,194	$14,854
Restricted cash:
Prepaid expenses and other	297	319	(22)
Other assets	154	122	32
Cash, cash equivalents and restricted cash	$19,499	$4,635	$14,864

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

Computer Software and Cloud Computing Costs
We capitalize the cost of internal-use network and non-network software and defer certain costs associated with cloud computing service arrangements that have a useful life and term in excess of one year. Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they add significant new functionality. Planning, software maintenance and training costs for internal-use software and cloud computing arrangements are expensed in the period in which they are incurred. We capitalize interest associated with the development of internal-use network and non-network software. Capitalized non-network internal-use software costs are amortized using the straight-line method over a period of 3 to 7 years and are included in Other intangible assets, net in our consolidated balance sheets. Costs incurred in implementing a cloud computing service arrangement are deferred during the application-development stage and recorded as Prepaid expense and other in our consolidated balance sheets. Once a project is substantially complete and ready for its intended use, we stop deferring the related cloud computing arrangement costs.

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

Under the qualitative assessment, we consider several factors, including the enterprise value of the reporting unit from the last quantitative test and the excess of fair value over carrying value from this test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) margin, projections and recent merger and acquisition activity), the recent and projected financial performance of the reporting unit, as well as other factors.

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

We test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. It is our policy to perform a quantitative impairment assessment at least every three years.

As part of our qualitative assessment we consider several factors including the enterprise value of our combined wireless business, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and subscriber growth, as well as recent merger and acquisition activity), the recent and projected financial performance of our combined wireless business as a whole, as well as other factors including the result of our last quantitative assessment. See Note 4 for additional information regarding our impairment tests.

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

Remaining Performance Obligations
When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. We apply the practical expedient available under Topic 606 that provides the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less. This situation primarily arises with respect to certain month-to-month service contracts. At December 31, 2025, month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and approximately 94% of our wireline Consumer and our Business Markets and Other contracts, compared to December 31, 2024, for which month-to-month service contracts represented approximately 95% of both our wireless postpaid contracts and our wireline Consumer and our Business Markets and Other contracts.

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

Additionally, there are certain contracts with Business customers for wireline services that have a contractual minimum fee over the total contract term. We cannot predict the time period when revenue will be recognized related to those contracts; thus, they are excluded from the expected recognition timeframe below. These contracts have varying terms spanning over approximately twenty-eight years ending in September 2053 and have aggregate contract minimum payments totaling $1.3 billion.

At December 31, 2025, the aggregate amount of the transaction price related to unsatisfied performance obligations was $58.1 billion, of which we expect to recognize substantially all of the revenue from origination over the next thirty-six months, with the remainder recognized thereafter. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

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

The following table presents information about receivables from contracts with customers:

	At December 31,	At December 31,
(dollars in millions)	2025	2024
Accounts Receivable(1)	$9,646	$9,225
Device payment plan agreement receivables(2)	21,726	19,766
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

Contract assets decreased $165 million during the year ended December 31, 2025. The change in contract assets was primarily due to increased promotional activity.

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

Contract liabilities increased $331 million during the year ended December 31, 2025. The change in contract liabilities was primarily due to increases in sales promotions recognized over time.

Revenues recognized related to contract liabilities existing at January 1, 2025 and 2024 were $5.2 billion and $5.0 billion for the years ended December 31, 2025 and 2024, respectively.

The balances of contract assets and contract liabilities recorded in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2025	2024
Assets
Prepaid expenses and other	$518	$621
Other assets	259	321
Total Contract Assets	$777	$942

Liabilities
Other current liabilities	$7,576	$7,492
Other liabilities	2,433	2,186
Total Contract Liabilities	$10,009	$9,678

Contract Costs
As discussed in Note 1, Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which are then amortized to expense over the respective periods of expected benefit. We recognize an asset for incremental commission expenses paid to internal and external sales personnel and agents in conjunction with obtaining customer contracts. We only defer these costs when we have determined the commissions are incremental costs that would not have been incurred absent the customer contract and are expected to be recoverable. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Costs to obtain postpaid wireless contracts are amortized over both of our Consumer and Business customers' estimated upgrade cycles, as such costs are typically incurred each time a customer upgrades. Costs to obtain prepaid wireless contracts and wireline contracts are amortized as expense over the estimated customer relationship period for our Consumer customers. Incremental costs to obtain wireline contracts for our Business customers are insignificant. Costs to obtain contracts are recorded in Selling, general and administrative expense in our consolidated statements of income.

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

The balances of deferred contract costs included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2025	2024
Assets
Prepaid expenses and other	$3,315	$2,932
Other assets	2,848	2,808
Total	$6,163	$5,740

For the years ended December 31, 2025 and 2024, we recognized expense of $3.6 billion and $3.4 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the years ended December 31, 2025 and December 31, 2024.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
In February 2021, the FCC concluded Auction 107 for C-Band wireless spectrum. In accordance with the rules applicable to the auction, Verizon was required to make payments for our allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction, which were approximately $7.5 billion. During 2024 and 2023, we made payments of $269 million and $4.3 billion, respectively, for obligations related to clearing costs and accelerated clearing incentives. The carrying value of the wireless spectrum won in Auction 107 consists of all payments required to participate and purchase licenses in the auction, including Verizon’s allocable share of clearing costs incurred by, and incentive payments due to, the incumbent license holders associated with the auction that we were obligated to pay in order to acquire the licenses, as well as capitalized interest to the extent qualifying activities have occurred.

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

Business Acquisitions and Divestitures
TracFone Wireless, Inc.
On November 23, 2021, we completed the acquisition of TracFone Wireless, Inc. (TracFone). The acquisition agreement provided for up to an additional $650 million in future cash contingent consideration related to the achievement of certain performance measures and other commercial arrangements. The estimated fair value of the contingent consideration as of the acquisition date was approximately $560 million and represented a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The contingent consideration payable was based on the achievement of certain revenue and operational targets, measured over a two-year earn out period. Contingent consideration payments were completed in January of 2024.

During 2024 and 2023, Verizon made payments of $52 million and $257 million, respectively, related to the contingent consideration, which are reflected in Cash flows from financing activities in our consolidated statements of cash flows.

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier Communications Parent, Inc. (Frontier), a U.S. provider of broadband internet and other communication services. The transaction closed on January 20, 2026. Pursuant to the Merger Agreement, the Company's subsidiary merged with and into Frontier, with Frontier surviving such merger as a wholly owned subsidiary of the Company. At the effective time of the merger, each share of Frontier common stock issued and outstanding immediately prior to such time (subject to certain limited exceptions) was cancelled and converted into the right to receive an amount in cash equal to $38.50 per share, without interest.

At closing, Verizon paid approximately $9.4 billion in cash, net of cash acquired, and assumed approximately $12.9 billion of Frontier's debt, resulting in a total aggregate consideration of approximately $22.3 billion.

Due to the timing of the transaction, the preliminary purchase price allocation is incomplete. As such, it is not practicable to provide a summary of the recognized amounts of assets acquired and liabilities assumed, however, we expect that most of the purchase price will be allocated to property, plant and equipment, other identifiable intangible assets and goodwill.

The financial results of Frontier will be included in the Company's consolidated results beginning on January 20, 2026, the date of the closing of the acquisition. In January 2026, we repaid approximately $5.7 billion of the debt assumed as part of the Frontier acquisition.

Other
On January 30, 2026, Verizon completed the acquisition of Starry Group Holdings, Inc., a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. The aggregate cash consideration paid by Verizon at the closing of the transaction was insignificant.

Note 4. Wireless Licenses, Goodwill and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	(dollars in millions)
At December 31,	2025	2024
Wireless licenses	$157,039	$156,613

At December 31, 2025 and 2024, approximately $7.0 billion and $10.1 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $428 million and $616 million of capitalized interest on wireless licenses for the years ended December 31, 2025 and 2024, respectively.

During 2025 and 2024, we renewed various wireless licenses in accordance with FCC regulations with an average renewal period of 10 years. See Note 1 for additional information.

As discussed in Note 1, we test our wireless licenses for potential impairment annually or more frequently if impairment indicators are present. In 2024, we performed a quantitative impairment assessment, in accordance with our policy, which compared the estimated fair value of our aggregate wireless licenses, estimated using the Greenfield approach, to the aggregate carrying amount of the licenses as of the test date. Our annual assessment in 2024 indicated that the fair value of our wireless licenses exceeded the carrying value and, therefore, did not result in an impairment. In 2025, we performed a qualitative impairment assessment, which indicated it was more likely than not that the fair value of our wireless licenses remained above their carrying amount and, therefore, did not result in an impairment.

Our strategy requires significant capital investments primarily to acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, invest in fiber, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2024(1)	$21,177	$1,666	$22,843
Reclassifications, adjustments and other	—	(2)	(2)
Balance at December 31, 2024(1)	21,177	1,664	22,841
Balance at December 31, 2025(1)	$21,177	$1,664	$22,841
(1) Goodwill balances are net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.

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

During the fourth quarter of 2025, we performed a qualitative impairment assessment for our Consumer reporting unit. Our qualitative assessment indicated that it was more likely than not that the fair value of our Consumer reporting unit exceeded its carrying value and, therefore, did not result in an impairment.

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

During the fourth quarters of both 2024 and 2025, we performed quantitative impairment assessments for our Business reporting unit. We performed a quantitative impairment assessment in 2024 as a result of the goodwill impairment recorded in 2023 and the competitive and market pressures experienced throughout 2024. We elected to perform a quantitative impairment assessment in 2025 given that the 2024 impairment assessment resulted in a fair value that was marginally in excess of the carrying value, as well as the sustained competitive pressures and market conditions that continued throughout 2025. In both years, we applied a combination of a market approach and a discounted cash flow method reflecting current assumptions and inputs, including our revised projections, discount rates and expected growth rates. These analyses both indicated that the fair value of our Business reporting unit exceeded its carrying value and, therefore, did not result in an impairment in either 2024 or 2025. We do not anticipate reasonable changes in significant assumptions to change the outcome of the quantitative impairment assessment. However, management believes there is a continued risk that our Business reporting unit may be required to recognize an impairment charge in the future.

A projected sustained decline in the reporting unit's revenues and earnings could have a significant negative impact on its fair value and could result in future impairment charges. Such a decline could be driven by, among other things: (1) decreases in sales volumes or long-term growth rate as a result of competitive pressures or other factors; or (2) the inability to achieve or delays in achieving its goals or strategic initiatives including, but not limited to, cost savings efforts. Adverse changes to macroeconomic factors, such as increases in long-term interest rates, would also negatively impact the fair value of the reporting unit.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization period:

				(dollars in millions)
			2025			2024
At December 31,	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$4,243	$(3,116)	$1,127	$4,242	$(2,629)	$1,613
Non-network internal-use software (3 to 7 years)	28,749	(20,301)	8,448	28,136	(19,743)	8,393
Other (4 to 25 years)	2,676	(1,793)	883	2,664	(1,541)	1,123
Total	$35,668	$(25,210)	$10,458	$35,042	$(23,913)	$11,129

The amortization expense for Other intangible assets was as follows:

Years	(dollars in millions)
2025	$2,999
2024	2,781
2023	2,687

Estimated annual amortization expense for Other intangible assets is as follows:

Years	(dollars in millions)
2026	$2,924
2027	2,379
2028	1,887
2029	1,183
2030	932

Note 5. Property, Plant and Equipment
The following table displays the details of Property, plant and equipment, which is stated at cost:

		(dollars in millions)
At December 31,	Lives (years)	2025	2024
Land	-	$743	$740
Buildings and equipment	7 to 45	40,872	39,130
Central office and other network equipment	3 to 15	180,506	176,680
Antennas, cable, conduit, poles and towers	4 to 50	86,221	82,810
Leasehold improvements	5 to 20	11,099	10,562
Work in progress	-	8,493	9,424
Furniture, vehicles and other	3 to 20	10,057	12,060
		337,991	331,406
Less accumulated depreciation		228,524	222,884
Property, plant and equipment, net		$109,467	$108,522

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

In March 2025, we renewed our lease with American Tower Corporation (American Tower) originally entered into in March 2015. Pursuant to the original transaction, American Tower acquired the exclusive rights to lease and operate approximately 11,300 of our wireless towers. The renewal extends our subleased capacity on the towers from American Tower for an additional 5 years, with options to renew. We continue to include the towers in Property, plant and equipment, net in our consolidated balance sheets and depreciate them accordingly.

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

The components of net lease cost were as follows:

		(dollars in millions)
Years Ended December 31,	Classification	2025	2024	2023
Operating lease cost(1)	Cost of services Selling, general and administrative expense	$5,731	$5,607	$5,432
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	584	329	259
Interest on lease liabilities	Interest expense	116	98	69
Short-term lease cost(1)	Cost of services Selling, general and administrative expense	15	21	29
Variable lease cost(1)	Cost of services Selling, general and administrative expense	338	310	313
Sublease income	Service revenues and other	(191)	(216)	(210)
Total net lease cost		$6,593	$6,149	$5,892
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

Supplemental disclosure for the statements of cash flows related to operating and finance leases were as follows:

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$(5,280)	$(5,067)	$(4,929)
Operating cash flows for finance leases	(116)	(98)	(69)
Cash Flows from Financing Activities
Financing cash flows for finance leases	(944)	(794)	(612)
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	3,642	4,385	2,634
Right-of-use assets obtained in exchange for new finance lease liabilities	1,104	1,051	968

Supplemental disclosures for the balance sheet related to finance leases were as follows:

	(dollars in millions)
At December 31,	2025	2024
Assets
Property, plant and equipment, net	$2,048	$1,692

Liabilities
Debt maturing within one year	$943	$894
Long-term debt	1,568	1,455
Total Finance lease liabilities	$2,511	$2,349

The weighted-average remaining lease term and the weighted-average discount rate of our leases were as follows:

At December 31,	2025	2024
Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	4	3
Weighted-average discount rate
Operating leases	4.3%	4.1%
Finance leases	5.0%	4.8%

The following table presents the maturity analysis of operating and finance lease liabilities as of December 31, 2025:

		(dollars in millions)
Years	Operating Leases	Finance Leases
2026	$5,272	$994
2027	4,983	736
2028	3,580	510
2029	3,087	259
2030	2,512	108
Thereafter	8,735	139
Total lease payments	28,169	2,746
Less interest	4,676	235
Present value of lease liabilities	23,493	2,511
Less current obligation	4,542	943
Long-term obligation at December 31, 2025	$18,951	$1,568

As of December 31, 2025, we have contractually obligated lease payments amounting to $2.0 billion primarily for office facility operating leases and small cell colocation and fiber operating leases that have not yet commenced. We have legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. We have certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Note 7. Debt
Outstanding long-term debt obligations as of December 31, 2025 and 2024 are as follows:

			(dollars in millions)
At December 31,	Maturities	Interest Rates %	2025	2024
Verizon Communications	< 5 Years	0.85 - 7.75	$29,192	$29,325
	5-10 Years	1.13 - 7.88	39,769	33,851
	> 10 Years	1.13 - 8.95	60,471	52,719
	< 5 Years	Floating(1)	1,373	1,171
	5-10 Years	Floating(1)	647	1,735
Alltel Corporation	< 5 Years	6.80	38	38
	5-10 Years	7.88	56	56
Operating telephone company subsidiaries – debentures	< 5 Years	6.00 - 8.38	317	286
	5-10 Years	5.13 - 8.75	297	328
Other subsidiaries – asset-backed debt	< 5 Years	1.53 - 6.09	18,247	16,363
	< 5 Years	Floating(1)	8,857	9,805
Finance lease obligations (average rate of 5.0% and 4.8% in 2025 and 2024, respectively)(2)			2,511	2,349
Vendor financing arrangements(2)			16	85
Unamortized discount, net of premium			(3,463)	(3,604)
Unamortized debt issuance costs			(619)	(558)
Total long-term debt, including current maturities			157,709	143,949
Less long-term debt maturing within one year			18,177	22,568
Total long-term debt			$139,532	$121,381

Long-term debt maturing within one year			$18,177	$22,568
Add short-term vendor financing arrangements(2)			441	65
Debt maturing within one year			$18,618	$22,633
Add long-term debt			139,532	121,381
Total debt			$158,150	$144,014
N/A - not applicable
(1) For the period ending December 2025, the debt obligations bore interest at floating rates, including floating rates associated with the Secured Overnight Financing Rate (SOFR) for the interest period plus an applicable interest margin per annum. Floating rates associated with SOFR for the interest payments made in December 2025 ranged from 3.943% to 4.869%.
(2) Finance lease and vendor financing obligations are part of alternative financing arrangements.

Maturities of long-term debt (secured and unsecured) outstanding, including current maturities, excluding finance lease obligations and unamortized debt issuance costs, at December 31, 2025 are as follows:

Years	(dollars in millions)
2026	$17,267
2027	9,569
2028	13,032
2029	8,115
2030	11,081
Thereafter	96,753

During 2025, we received $27.6 billion of proceeds from long-term borrowings including current maturities, which included $9.3 billion of proceeds from asset-backed debt transactions. The net proceeds were primarily used for general corporate purposes including the repayment of debt. We used $19.8 billion of cash to repay and repurchase long-term borrowings including current maturities and finance lease obligations, including $8.4 billion to prepay and repay asset-backed borrowings. The net proceeds of approximately $10.2 billion from the notes issued in 2025 were primarily used to fund the acquisition of Frontier.

During 2024, we received $15.6 billion of proceeds from long-term borrowings, which included $12.4 billion of proceeds from asset-backed debt transactions. The net proceeds were primarily used for general corporate purposes including the repayment of debt and the funding of certain renewable energy projects. We used $20.3 billion of cash to repay and repurchase long-term borrowings and finance lease obligations, including $8.5 billion to prepay and repay asset-backed, long-term borrowings. The net proceeds of approximately $1.0 billion from the notes issued in 2024 were used to fund certain renewable energy projects.

2025 Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the unsecured debt securities of the Company and its subsidiaries that occurred during the year ended December 31, 2025.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Verizon 1.450% - 7.750% notes and floating rate notes, due 2026 - 2030	$2,207	$—
Verizon 5.401% notes due 2037(1)	—	2,162
Total(2)	$2,207	$2,162
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

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased		Amount Paid(1)
Verizon 4.050% notes due 2025	A$	450	$365
Verizon 0.875% notes due 2025		€747	840
Verizon 3.250% notes due 2026		843	1,032
Verizon 3.376% notes due 2025		$793	806
Verizon floating rate notes due 2025		487	490
Verizon 0.850% notes due 2025		686	689
Verizon 2.625% notes due 2026		985	990
Verizon 1.450% notes due 2026		826	829
Verizon 4.125% notes due 2027		607	615
Verizon 3.000% notes due 2027		463	466
Open market repurchases of various Verizon notes(2)		2,319	1,912
Total			$9,034
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
(2) During 2025, we recorded gains of $397 million in connection with the open market repurchases, which were reflected within Other income (expense), net in our consolidated statement of income.

Issuances

(dollars in millions)	Principal Amount Issued	Net Proceeds(1)
Verizon 3.250% notes due 2032	€1,000	$1,142
Verizon 3.750% notes due 2037	1,000	1,134
Verizon 3.996% junior subordinated notes due 2056(2)	2,250	2,573
Verizon 5.742% junior subordinated notes due 2056(2)	£1,000	1,298
Verizon 5.250% notes due 2035(3)	$2,250	1,676
Verizon 4.750% notes due 2033	2,000	1,987
Verizon 5.000% notes due 2036	2,250	2,222
Verizon 5.750% notes due 2045	1,500	1,485
Verizon 5.875% notes due 2055(3)	3,250	2,817
Verizon 6.000% notes due 2065(3)	2,000	1,687
Total		$18,021
(1) Net proceeds were net of underwriting discounts and other issuance costs. In addition, for securities denominated in a currency other than the U.S. dollar, net proceeds are shown on a U.S. dollar equivalent basis. See Note 9 for additional information on cross currency swap transactions related to the issuances.
(2) Notes are subordinate to our senior unsecured notes and have an interest rate reset and deferral features. See Note 9 for additional information on derivative activity related to these transactions.
(3) We contributed $1.3 billion principal amount in aggregate of the notes to our pension plans, as discussed below.

Commercial Paper Program
In 2025, we issued $11.6 billion in net proceeds and made $11.6 billion in principal repayments of commercial paper. These transactions are reflected within Cash flows from financing activities in our consolidated statements of cash flows on a net basis. As of December 31, 2025, we had no commercial paper outstanding.

Asset-Backed Debt
As of December 31, 2025, the carrying value of our asset-backed debt was $27.1 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors), loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks), and sales of residual interests under our ABS Notes and certain ABS Financing Facilities (Class R Interest) under a master repurchase agreement (master repurchase agreement) with a bank (the Counterparty). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt for ABS Notes and ABS Financing Facilities, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities and the ABS Notes and ABS Financing Facilities, as applicable, which represent the rights to all funds not needed to make required payments on such asset-backed debt and other related payments and expenses.

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

ABS Notes
During the year ended December 31, 2025, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
January 2025
Series 2025-1
A Senior class notes	4.710	2.99	$535
B Junior class notes	4.940	2.99	41
C Junior class notes	5.090	2.99	25

Series 2025-2
A Senior class notes	4.940	5.00	446
B Junior class notes	5.160	5.00	34
C Junior class notes	5.340	5.00	20
January 2025 total			1,101

March 2025
Series 2025-3
A-1a Senior class notes	4.510	1.97	706
A-1b Senior class notes	Compounded SOFR + 0.550(1)	1.97	185
B Junior class notes	4.770	1.97	68
C Junior class notes	4.900	1.97	41

Series 2025-4
A Senior class notes	4.760	4.97	446
B Junior class notes	5.020	4.97	34
C Junior class notes	5.200	4.97	20
March 2025 total			1,500

June 2025
Series 2025-5
A-1a Senior class notes	4.400	2.99	401
A-1b Senior class notes	Compounded SOFR + 0.550(1)	2.99	134
B Junior class notes	4.640	2.99	—
C Junior class notes	4.840	2.99	25

Series 2025-6
A Senior class notes	4.620	4.99	267
B Junior class notes	4.860	4.99	—
C Junior class notes	5.060	4.99	12
June 2025 total			839

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
September 2025
Series 2025-7
A-1a Senior class notes	3.960	2.93	601
A-1b Senior class notes	Compounded SOFR + 0.520(1)	2.93	200
B Junior class notes	4.210	2.93	—
C Junior class notes	4.400	2.93	37

Series 2025-8
A Senior class notes	4.160	4.93	356
B Junior class notes	4.410	4.93	27
C Junior class notes	4.600	4.93	16
September 2025 total			1,237

November 2025
Series 2025-9
A-1a Senior class notes	3.960	1.90	638
A-1b Senior class notes	Compounded SOFR + 0.4201)	1.90	75
B Junior class notes	4.240	1.90	54
C Junior class notes	4.410	1.90	33

Series 2025-10
A Senior class notes	4.280	4.91	446
B Junior class notes	4.540	4.91	—
C Junior class notes	4.670	4.91	20
November 2025 total			1,266
Total			$5,943
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in December 2025 was 3.94%.

Under the terms of each series of ABS Notes outstanding as of December 31, 2025, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the years ended December 31, 2025 and 2024, we made aggregate principal repayments of $4.4 billion and $4.5 billion, respectively, in connection with anticipated redemptions of ABS Notes.

During 2025, we sold certain of our initially offered but retained ABS Notes for cash of $523 million.

In January 2026, in connection with an anticipated redemption of ABS Notes, we made a principal repayment, in whole, for $1.0 billion.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2025 (2021 ABS Financing Facility) we prepaid an aggregate of $250 million in February 2025, prepaid an aggregate of $1.4 billion in March 2025, borrowed an additional $1.1 billion in April 2025, prepaid an aggregate of $200 million and borrowed an additional $125 million in June 2025, prepaid an aggregate of $1.1 billion in September 2025 and prepaid an aggregate of $750 million in November 2025. The aggregate outstanding balance under the 2021 ABS Financing Facility was $5.6 billion as of December 31, 2025.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2025 (2022 ABS Financing Facility), we prepaid an aggregate of $163 million in February 2025, borrowed an additional $189 million in March 2025, prepaid an aggregate of $241 million in April 2025 and borrowed an additional $241 million in December 2025. The aggregate outstanding balance under the 2022 ABS Financing Facility was $5.0 billion as of December 31, 2025.

In January and February 2026, we borrowed an aggregate of $2.3 billion and $1.0 billion, respectively, under the loan agreement outstanding in connection with the 2021 ABS Financing Facility.

Master Repurchase Agreement
In September 2025, we entered into a master repurchase agreement with the Counterparty to sell residual interests under our ABS Notes and certain ABS Financing Facilities for a maximum of $750 million with a simultaneous agreement to repurchase the Class R Interest at a later date for a specific price. In December 2025, we amended the master repurchase agreement to increase the maximum to approximately $1.3 billion. Under the terms of the master repurchase agreement, which is accounted for as a secured borrowing, the Counterparty is sold certain Class R Interest for a specific period of time without the right to further sell or repledge such Class R Interest. However, we have the right and obligation to repurchase the Class R Interest, or substantially similar assets sold to the Counterparty, upon the maturity of the master repurchase agreement.

During 2025, we received approximately $1.3 billion under the master repurchase agreement which remained outstanding as of December 31, 2025 and is collateralized by certain Class R interest. The master repurchase agreement has a remaining maturity of less than one year and is classified as Debt maturing within one year in our consolidated balance sheets. The estimated fair value of such Class R Interest was $1.8 billion as of December 31, 2025.

In January 2026, we amended the master repurchase agreement to increase the maximum to $2.5 billion. In connection with the amendment, we received approximately $1.3 billion in proceeds.

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

The assets and liabilities related to our asset-backed debt arrangements included in our consolidated balance sheets were as follows:

	At December 31,	At December 31,
(dollars in millions)	2025	2024
Assets
Accounts receivable, net	$18,421	$18,339
Prepaid expenses and other	298	322
Other assets	11,753	11,647

Liabilities
Accounts payable and accrued liabilities	34	37
Debt maturing within one year	14,863	17,312
Long-term debt	12,204	8,827

The Accounts receivable, net amounts above do not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 8 for additional information on certain receivables and participation interest used to secure asset-backed debt.

Long-Term Credit Facilities

			At December 31, 2025
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,977	$—
Various export credit facilities(2)	2026-2033	11,950	1,680	4,652
Total		$23,950	$13,657	$4,652
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of December 31, 2025, there have been no drawings against the revolving credit facility since its inception.
(2) During 2025, we drew down $270 million. During 2024, there were no drawings from these facilities. Borrowings under certain of these facilities are amortized semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In January 2026, there was a $1.6 billion drawing from one of the export credit facilities.

Non-Cash Transactions
During the years ended December 31, 2025, 2024 and 2023, we financed, primarily through alternative financing arrangements, the purchase of approximately $2.1 billion, $1.6 billion and $1.3 billion, respectively, of long-lived assets consisting primarily of network equipment. As of December 31, 2025 and 2024, $3.0 billion and $2.5 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our consolidated statements of cash flows.

During 2025, we made discretionary non-cash contributions to our qualified pension plans in the amount of $1.3 billion. The contributions were made from the principal amounts of aggregate notes due 2035, 2055 and 2065. These contributions are non-cash operating activities and therefore are not reflected within cash flow from operating activities in our consolidated statements of cash flows.

Net Debt Extinguishment Gains (Losses)
During the years ended December 31, 2025, 2024 and 2023, we recorded net debt extinguishment gains of $368 million, $385 million and $308 million, respectively. The net gains are recorded in Other income (expense), net in our consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the total cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of December 31, 2025, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 8. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our consolidated balance sheet:

	At December 31, 2025
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$16,611	$6,062	$5,674	$28,347
Less Allowance for credit losses	834	244	172	1,250
Accounts receivable, net of allowance	$15,777	$5,818	$5,502	$27,097
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at December 31, 2025 and December 31, 2024 are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $30.0 billion and $29.9 billion, which have been transferred to ABS Entities and continue to be reported in our consolidated balance sheet. Included in Accounts receivable, net at December 31, 2025 and December 31, 2024 are net other receivables of $1.4 billion and $1.2 billion, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our consolidated balance sheets. See Note 7 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our consolidated balance sheets:

	(dollars in millions)
At December 31,	2025	2024
Device payment plan agreement receivables, gross	$34,004	$31,308
Unamortized imputed interest	(1,053)	(975)
Device payment plan agreement receivables, at amortized cost	32,951	30,333
Allowance(1)	(1,628)	(1,315)
Device payment plan agreement receivables, net	$31,323	$29,018

Classified in our consolidated balance sheets:
Accounts receivable, net	$15,777	$15,141
Other assets	15,546	13,877
Device payment plan agreement receivables, net	$31,323	$29,018
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At December 31, 2025 and December 31, 2024, the amount of trade-in liability was $332 million and $396 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the twelve months ended December 31, 2025, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2025	2024	2023 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$3,981	$1,587	$452	$6,020
Existing customers	16,307	8,097	2,527	26,931
Total	$20,288	$9,684	$2,979	$32,951
Gross write-offs
New customers	$228	$496	$160	$884
Existing customers	60	223	189	472
Total	$288	$719	$349	$1,356
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on December 31, 2025.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the twelve months ended December 31, 2025, by year of origination:

	Year of Origination
(dollars in millions)	2025	2024 and prior	Total
Wireless service receivables, at amortized cost	$6,002	$60	$6,062
Gross write-offs	351	189	540

The data presented in the table above was last updated on December 31, 2025.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2025	$1,315	$240
Current period provision for expected credit losses	1,622	492
Write-offs charged against the allowance	(1,356)	(540)
Recoveries collected	47	52
Balance at December 31, 2025	$1,628	$244
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

(dollars in millions)	At December 31, 2025
Unbilled	$31,392
Billed:
Current	1,201
Past due	358
Device payment plan agreement receivables, at amortized cost	$32,951

Note 9. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

			(dollars in millions)
	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$40	$—	$40
Cross currency swaps	—	4	—	4
Foreign exchange forwards	—	1	—	1
Other assets:
Marketable equity securities	453	—	—	453
Fixed income securities	—	344	—	344
Cross currency swaps	—	1,417	—	1,417
Total	$453	$1,806	$—	$2,259

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$1,910	$—	$1,910
Cross currency swaps	—	222	—	222
Foreign exchange forwards	—	1	—	1
Other liabilities:
Interest rate swaps	—	3,171	—	3,171
Cross currency swaps	—	951	—	951
Total	$—	$6,255	$—	$6,255
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our consolidated balance sheets. As of December 31, 2025 and December 31, 2024, the carrying amount of our investments without readily determinable fair values was $710 million and $724 million, respectively. During 2025, there were insignificant adjustments due to observable price changes and insignificant impairment charges. Cumulative adjustments due to observable price changes and impairment charges were approximately $191 million and $144 million, respectively.

Marketable equity securities are valued using quoted prices in active markets for identical assets and thus are classified within Level 1.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At December 31, 2025	$155,639	$91,664	$62,640	$—	$154,304
At December 31, 2024	141,665	81,552	55,464	—	137,016

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

		(dollars in millions)
At December 31,	2025	2024
Interest rate swaps	$23,674	$24,025
Cross currency swaps	36,074	32,053
Foreign exchange forwards	570	620

The following tables summarize the activities of our designated derivatives:

	(dollars in millions)
Years Ended December 31,	2025	2024
Interest Rate Swaps:
Notional value entered into	$634	$—
Notional value settled	985	2,046
Pre-tax gain (loss) recognized in Interest expense	(10)	4
Cross Currency Swaps:
Notional value entered into	6,191	2,146
Notional value settled	2,170	3,619
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	3,476	(1,839)
Pre-tax gain (loss) on hedged debt recognized in Interest expense	(3,476)	1,839
Excluded components recognized in Other comprehensive income (loss)	(1,131)	730
Initial value of the excluded component amortized into Interest expense	92	96
Treasury Rate Locks:
Notional value entered into	6,000	1,000
Notional value settled	6,000	1,000
Pre-tax gain (loss) recognized in Other comprehensive income (loss)	(121)	(21)

		(dollars in millions)
Years Ended December 31,	2025	2024
Other, net Cash Flows from Operating Activities:
Cash paid for settlement of interest rate swaps	$(45)	$(57)
Cash received (paid) for settlement of treasury rate locks(1)	—	(21)
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	(91)	(243)
(1) In 2025, treasury rate locks settlement payments amounting to $121 million were deferred by incorporating the settlement amounts into the cash flows due of certain fixed-to-float interest rate swaps executed in November 2025. Inclusion of the treasury rate locks settlement amounts into the cash flows of these fixed-to-float interest rate swaps resulted in an other-than-insignificant financing element at inception. As such, the cash flows associated with these interest rate swaps will be classified as financing activities in the consolidated statements of cash flows.

The following table displays the amounts recorded in Long-term debt in our consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	(dollars in millions)
At December 31,	2025	2024
Carrying amount of hedged liabilities	$18,815	$18,863
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,841)	(5,192)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	214	281

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the years ended December 31, 2025 and 2024, these amounts completely offset each other and no net gain or loss was recorded.

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

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. For the fair value hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the years ended December 31, 2025 and 2024, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 14 for additional information. We estimate that $86 million will be amortized into Interest expense within the next 12 months.
Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both December 31, 2025 and 2024.

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

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	(dollars in millions)
Years Ended December 31,	2025	2024
Foreign Exchange Forwards:
Notional value entered into	$7,740	$8,640
Notional value settled	7,790	9,070
Pre-tax gain (loss) recognized in Other income (expense), net	75	(50)
Treasury Rate Locks:
Notional value entered into	1,250	—
Notional value settled	1,250	—
Pre-tax gain (loss) recognized in Interest expense	(5)	—

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (ISDA master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both December 31, 2025 and 2024, we did not hold any collateral. At December 31, 2025 and 2024, we posted $1.1 billion and $2.1 billion, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

Note 10. Stock-Based Compensation
Verizon Long-Term Incentive Plan
In May 2017, our shareholders approved the 2017 Long-Term Incentive Plan (the 2017 Plan) and terminated the Company's authority to grant new awards under the Verizon 2009 Long-Term Incentive Plan (the 2009 Plan). The 2017 Plan provides for broad-based equity grants to employees, including executive officers, and permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other awards. Upon approval of the 2017 Plan, we reserved for issuance under the 2017 Plan the number of shares that were remaining but not issued under the 2009 Plan. Shares subject to outstanding awards under the 2009 Plan that expire, are canceled or otherwise terminated will also be available for awards under the 2017 Plan. As of December 31, 2025, 37 million shares are reserved for future issuance under the 2017 Plan.

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

The following table summarizes Verizon’s Restricted Stock Unit and Performance Stock Unit activity:

	Restricted Stock Units		Performance Stock Units
(shares in thousands)	Equity Awards	Liability Awards	Equity Awards	Liability Awards
Outstanding January 1, 2023	7,253	20,609	13,825	416
Granted	13,047	17,441	2,537	12
Payments	(3,612)	(12,198)	(3,495)	(121)
Cancelled/Forfeited	(836)	(2,366)	(693)	(31)
Outstanding December 31, 2023	15,852	23,486	12,174	276
Granted	11,118	16,172	(12)	(46)
Payments	(6,439)	(12,393)	(2,175)	(71)
Cancelled/Forfeited	(533)	(1,379)	(181)	(1)
Outstanding December 31, 2024	19,998	25,886	9,806	158
Granted	18,067	7,612	2,575	16
Payments	(9,554)	(13,001)	(2,298)	(66)
Cancelled/Forfeited	(429)	(991)	(3,086)	(64)
Outstanding December 31, 2025	28,082	19,506	6,997	44

As of December 31, 2025, unrecognized compensation expense related to the unvested portion of Verizon’s RSUs and PSUs was approximately $734 million and is expected to be recognized over approximately 2 years.

The equity awards granted in 2025, 2024 and 2023 have weighted-average grant date fair values of $43.75, $40.31 and $37.53 per unit, respectively. During 2025, 2024 and 2023, we paid $525 million, $508 million and $415 million, respectively, to settle RSUs and PSUs classified as liability awards.

Stock-Based Compensation Expense
After-tax compensation expense for stock-based compensation related to RSUs and PSUs described above included in Net income attributable to Verizon was $815 million, $795 million and $533 million for 2025, 2024 and 2023, respectively.

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

Obligations and Funded Status

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2025	2024	2025	2024
Change in Benefit Obligations
Beginning of year	$7,918	$15,133	$10,539	$11,455
Service cost	160	185	33	52
Interest cost	405	479	547	543
Plan amendments	—	—	1	—
Actuarial (gain) loss, net	137	(1,130)	279	(533)
Benefits paid	(435)	(419)	(801)	(978)
Curtailment and termination benefits	1	6	—	—
Settlements paid	(215)	(725)	—	—
Annuity contracts transfer	—	(5,611)	—	—
End of year	7,971	7,918	10,598	10,539

Change in Plan Assets
Beginning of year	6,802	13,536	466	466
Actual return on plan assets	456	(400)	71	43
Company contributions	1,313	421	762	935
Benefits paid	(435)	(419)	(801)	(978)
Settlements paid	(215)	(725)	—	—
Annuity contracts transfer	—	(5,611)	—	—
End of year	7,921	6,802	498	466

Funded Status - End of year	$(50)	$(1,116)	$(10,100)	$(10,073)

			(dollars in millions)
	Pension		Health Care and Life
At December 31,	2025	2024	2025	2024
Amounts recognized in the balance sheets
Non-current assets	$254	$—	$—	$—
Current liabilities	$(36)	$(38)	$(612)	$(643)
Non-current liabilities	(268)	(1,078)	(9,488)	(9,430)
Total	$(50)	$(1,116)	$(10,100)	$(10,073)
Amounts recognized in Accumulated other comprehensive loss (pre-tax)
Prior service cost (benefit)	$412	$523	$(703)	$(833)
Total	$412	$523	$(703)	$(833)

The accumulated benefit obligation for all defined benefit pension plans was $7.9 billion at both December 31, 2025 and 2024.

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

The purchase of the group annuity contracts was funded directly by transferring $5.6 billion, of assets of the Pension Plans, net of certain adjustments. The Company made additional contributions to the Pension Plans prior to the closing date of the transaction. With these contributions, the funded ratio of each of the Pension Plans did not change as a result of this transaction.

Pension plan assets and liabilities are primarily presented within Employee benefit obligations in our consolidated balance sheets.

Actuarial (Gain) Loss, Net
The net actuarial loss in 2025 is primarily the result of a $375 million loss ($106 million in our pension plans and $269 million in our postretirement benefit plans) due to a decrease in our discount rate assumption used to determine the current year liabilities of our pension plans and postretirement benefit plans from a weighted-average of 5.8% for our pension plans and 5.6% for our postretirement plans at December 31, 2024 to a weighted-average of 5.7% for our pension plans and 5.4% for our postretirement plans at December 31, 2025.

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

Plan Amendments
The reclassifications from the amounts recorded in Accumulated other comprehensive income (loss) as a result of collective bargaining agreements and plan amendments made in 2016, 2017, 2018 and 2022 resulted in a net increase to net periodic benefit cost and net decrease to pre-tax income of an insignificant amount during 2025 and 2024. The similar reclassifications resulted in a net decrease to net periodic benefit cost and net increase to pre-tax income of $252 million during 2023.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2025	2024
Accumulated benefit obligation	$1,883	$7,881
Fair value of plan assets	1,579	6,802

Information for pension plans with a projected benefit obligation in excess of plan assets follows:

	(dollars in millions)
At December 31,	2025	2024
Projected benefit obligation	$1,883	$7,918
Fair value of plan assets	1,579	6,802

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

					(dollars in millions)
	Pension			Health Care and Life
Years Ended December 31,	2025	2024	2023	2025	2024	2023
Service cost - Cost of services	$137	$159	$182	$28	$44	$46
Service cost - Selling, general and administrative expense	23	26	26	5	8	8
Service cost	160	185	208	33	52	54

Amortization of prior service cost (credit)	112	112	112	(129)	(129)	(419)
Expected return on plan assets	(534)	(620)	(1,013)	(28)	(28)	(31)
Interest cost	405	479	752	547	543	545
Remeasurement loss (gain), net	216	(110)	266	237	(547)	726
Curtailment and termination benefits	1	—	—	—	—	—
Other components	200	(139)	117	627	(161)	821

Total	$360	$46	$325	$660	$(109)	$875

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income (expense), net.

Other pre-tax changes in plan assets and benefit obligations recognized in Other comprehensive (income) loss are as follows:

				(dollars in millions)
	Pension			Health Care and Life
At December 31,	2025	2024	2023	2025	2024	2023
Reversal of amortization items
Prior service cost (benefit)	$(112)	$(112)	$(112)	$129	$129	$419
Total recognized in Other comprehensive loss (income) (pre-tax)	$(112)	$(112)	$(112)	$129	$129	$419

Assumptions
The weighted-average assumptions used in determining benefit obligations follow:

	Pension		Health Care and Life
At December 31,	2025	2024	2025	2024
Discount Rate	5.70%	5.80%	5.40%	5.60%
Rate of compensation increases	3.00%	3.00%	N/A	N/A
N/A - not applicable

The weighted-average assumptions used in determining net periodic cost follow:

	Pension			Health Care and Life
At December 31,	2025	2024	2023	2025	2024	2023
Discount rate in effect for determining service cost	5.80%	5.40%	5.30%	5.80%	5.10%	5.30%
Discount rate in effect for determining interest cost	5.40	5.20	5.10	5.40	4.90	5.10
Expected return on plan assets	8.00	7.90	7.70	6.20	6.30	7.30
Rate of compensation increases	3.00	3.00	3.00	N/A	N/A	N/A
N/A - not applicable

In determining our pension and other postretirement benefit obligations, we used a weighted-average discount rate of 5.5% in 2025. The rates were selected to approximate the composite interest rates available on a selection of high-quality bonds available in the market at December 31, 2025. The bonds selected had maturities that coincided with the time periods during which benefits payments are expected to occur, were non-callable (or callable with certain selection criteria met) and available in sufficient quantities to ensure marketability (at least $300 million par outstanding).

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

The assumed health care cost trend rates are as follows:

	Health Care and Life
At December 31,	2025	2024	2023
Weighted-average healthcare cost trend rate assumed for next year	9.30%	8.80%	7.30%
Rate to which cost trend rate gradually declines	4.50	4.50	4.50
Year the rate reaches the level it is assumed to remain thereafter	2034	2034	2032

Plan Assets
The Company’s overall investment strategy is to achieve a mix of assets that allows us to meet projected benefit payments while taking into consideration risk and return. While target allocation percentages will vary over time, the current target allocation for plan assets is designed so that 45% to 55% of the assets have the objective of achieving a return in excess of the growth in liabilities (comprised of public equities, private equities, real estate, hedge funds, and high yield bonds) and 52% to 62% of the assets are invested as liability hedging assets (where interest rate sensitivity of the liability hedging assets better match the interest rate sensitivity of the liability) and a maximum of 10% is in cash. This allocation will shift as funded status improves to a higher allocation of liability hedging assets. Target policies will be revisited periodically to ensure they are in line with fund objectives. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors. Due to our diversification and risk control processes, there are no significant concentrations of risk, in terms of sector, industry, geography or company names.

As of December 31, 2025, approximately 8% of pension plan assets consist of Verizon bonds and common stock. Healthcare and life plan assets do not include significant amounts of Verizon bonds or common stock.

Pension Plans
The fair values for the pension plans by asset category at December 31, 2025 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$882	$859	$23	$—
Equity securities	8	8	—	—
Fixed income securities
U.S. Treasuries and agencies	938	737	201	—
Corporate bonds	2,200	1,069	1,131	—
International bonds	139	—	139	—
Other	163	(47)	210	—
Real estate	917	—	—	917
Other
Private equity	417	—	—	417
Hedge funds	53	—	25	28
Total investments at fair value	5,717	2,626	1,729	1,362
Investments measured at NAV	2,204
Total	$7,921	$2,626	$1,729	$1,362

The fair values for the pension plans by asset category at December 31, 2024 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$542	$530	$12	$—
Equity securities	12	12	—	—
Fixed income securities
U.S. Treasuries and agencies	720	527	193	—
Corporate bonds	1,129	627	502	—
International bonds	113	—	113	—
Other	82	(87)	169	—
Real estate	934	—	—	934
Other
Private equity	564	—	—	564
Hedge funds	50	—	27	23
Total investments at fair value	4,146	1,609	1,016	1,521
Investments measured at NAV	2,656
Total	$6,802	$1,609	$1,016	$1,521

The following is a reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs:

	(dollars in millions)
	Real Estate	Private Equity	Hedge Funds	Total
Balance at January 1, 2024	$996	$512	$26	$1,534
Actual gain (loss) on plan assets	(69)	55	1	(13)
Purchases (sales)	12	(1)	(1)	10
Transfers out	(5)	(2)	(3)	(10)
Balance at December 31, 2024	934	564	23	1,521
Actual gain (loss) on plan assets	43	(53)	3	(7)
Purchases (sales)	(60)	(90)	2	(148)
Transfers out	—	(4)	—	(4)
Balance at December 31, 2025	$917	$417	$28	$1,362

Health Care and Life Plans
The fair values for the other postretirement benefit plans by asset category at December 31, 2025 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$32	$—	$32	$—
Equity securities	237	237	—	—
Fixed income securities
U.S. Treasuries and agencies	165	150	15	—
Corporate bonds	39	22	17	—
International bonds	13	9	4	—
Other	12	—	12	—
Total investments at fair value	498	418	80	—
Investments measured at NAV	—
Total	$498	$418	$80	$—
The fair values for the other postretirement benefit plans by asset category at December 31, 2024 are as follows:

	(dollars in millions)
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$21	$—	$21	$—
Equity securities	223	223	—	—
Fixed income securities
U.S. Treasuries and agencies	149	135	14	—
Corporate bonds	45	32	13	—
International bonds	15	11	4	—
Other	10	—	10	—
Total investments at fair value	463	401	62	—
Investments measured at NAV	3
Total	$466	$401	$62	$—

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

Employer Contributions
In 2025, we made discretionary non-cash contributions in the aggregate principal amount of $1.3 billion to our qualified pension plans. We made contributions of $54 million to our nonqualified pension plans and $762 million of contributions to our other postretirement benefit plans. For 2026, we expect no required qualified pension plan contributions and insignificant nonqualified pension plan contributions. Contributions to our other postretirement benefit plans are estimated to be approximately $700 million in 2026.

Estimated Future Benefit Payments
The benefit payments to retirees are expected to be paid as follows:

		(dollars in millions)
Year	Pension Benefits	Health Care and Life
2026	$1,117	$711
2027	320	755
2028	360	788
2029	401	812
2030	438	875
2031 to 2035	2,663	4,489

Savings Plan and Employee Stock Ownership Plans
We maintain four leveraged employee stock ownership plans (ESOP). We match a certain percentage of eligible employee contributions to certain savings plans with shares of our common stock from this ESOP. At December 31, 2025, the number of allocated shares of common stock in this ESOP was 38 million. There were no unallocated shares of common stock in this ESOP at December 31, 2025. All leveraged ESOP shares are included in earnings per share computations.

Total savings plan costs were $666 million in 2025, $700 million in 2024 and $724 million in 2023.

Severance Benefits
The following table provides an analysis of our severance liability:

			(dollars in millions)
Year	Beginning of Year	Charged to Expense	Payments	End of Year
2023	$653	$531	$(617)	$567
2024	567	1,494	(966)	1,095
2025	1,095	1,491	(906)	1,680

Severance, Pension and Benefits Charges (Credits)
During 2025, we recorded net pre-tax severance charges of $1.5 billion, principally as a result of separations in connection with workforce reduction initiatives, in Selling, general and administrative expense in our consolidated statements of income. More than 13,000 employees separated from Verizon under this initiative, with the majority of these employees having exited through December 31, 2025.

During 2024, we recorded net pre-tax severance charges of $1.5 billion, principally as a result of our voluntary separation program, but also as a result of other headcount reduction initiatives, in Selling, general and administrative expense in our consolidated statements of income. In June 2024, we announced a voluntary separation program for select U.S.-based management employees. Approximately 4,800 eligible employees separated from Verizon under this program through the end of March 2025.

During 2023, we recorded net pre-tax severance charges of $531 million in Selling, general and administrative expense in our consolidated statements of income.

During 2025, in accordance with our accounting policy to recognize actuarial gains and losses in the period in which they occur, we recorded net pre-tax pension and benefit charges of $453 million in our pension and postretirement benefit plans. The net charge was recorded in Other income (expense), net, in our consolidated statement of income. This was primarily driven by a charge of $375 million ($106 million for pension plans and $269 million for postretirement benefit plans) due to a decrease in our discount rate assumption used to determine the current year liabilities of our plans from a weighted-average of 5.8% for our pension plans and 5.6% for our postretirement plans at December 31, 2024 to a weighted-average of 5.7% for our pension plans and 5.4% for our postretirement plans at December 31, 2025, and a net charge of $78 million primarily due to changes in other actuarial assumption adjustments, which includes the difference between our estimated and our actual return on plan assets.

During 2024, we recorded net pre-tax pension and benefits credits of $657 million in our pension and postretirement benefit plans. The net gain was recorded in Other income (expense), net, in our consolidated statement of income. This was primarily driven by a credit of $1.4 billion ($764 million for pension plans and $656 million for postretirement benefit plans) due to an increase in our discount rate assumption used to determine the current year liabilities of our plans from a weighted-average of 5.0% for both our pension and post retirement plans at December 31, 2023 to a weighted-average of 5.8% for our pension plans and 5.6% for our postretirement benefit plans at December 31, 2024; a charge of $1.0 billion due to the difference between our estimated and our actual return on plan assets; and a net pre-tax settlement credit of $200 million resulting from the pension annuitization transaction discussed above.

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

Note 12. Taxes
The components of income before provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Domestic	$20,150	$21,253	$15,668
Foreign	2,522	1,726	1,319
Total	$22,672	$22,979	$16,987

The components of the provision for income taxes are as follows:

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Current
Federal	$1,735	$3,367	$2,070
Foreign	323	240	219
State and local	666	608	215
Total	2,724	4,215	2,504
Deferred
Federal	2,115	807	1,799
Foreign	19	(4)	28
State and local	206	12	561
Total	2,340	815	2,388
Total income tax provision	$5,064	$5,030	$4,892

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

					(dollars in millions)
	2025		2024		2023
Years Ended December 31,	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$4,761	21.0%	$4,825	21.0%	$3,567	21.0%
State and local income taxes, net of federal income tax effect(1)	739	3.3	566	2.5	664	3.9
Foreign tax effects	(131)	(0.6)	(68)	(0.3)	(16)	(0.1)
Effect of cross-border tax laws	41	0.2	—	—	18	0.1
Tax credits	(25)	(0.1)	(27)	(0.1)	(27)	(0.2)
Changes in valuation allowances	(34)	(0.2)	15	0.1	—	—
Nontaxable or nondeductible items
Goodwill impairment	—	—	—	—	1,149	6.8
Other	(69)	(0.3)	(116)	(0.5)	(133)	(0.8)
Changes in unrecognized tax benefits	19	0.1	40	0.2	(27)	(0.2)
Other adjustments
Federal refund claims	—	—	(17)	(0.1)	(245)	(1.4)
Other	(237)	(1.1)	(188)	(0.9)	(58)	(0.3)
Effective income tax rate	$5,064	22.3%	$5,030	21.9%	$4,892	28.8%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, Maryland, Pennsylvania and Virginia for 2025, California, Maryland and Pennsylvania for 2024, California, Georgia, Illinois, Maryland and Virginia for 2023.

The effective income tax rate for 2025 was 22.3% compared to 21.9% for 2024. The increase in the effective income tax rate and provision for income taxes was primarily due to higher tax benefits resulting from the favorable resolution of various income tax matters and a reduction in deferred income taxes due to changes in state apportionment during the prior period.

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

The amounts of cash taxes paid by Verizon are as follows:

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Federal	$2,236	$4,745	$1,447
State	977	665	672
Foreign
Ireland	291	156	143
All other foreign	77	66	81
Income taxes, net of amounts refunded	3,581	5,632	2,343
Employment taxes	972	992	1,016
Property and other taxes	1,915	1,836	2,007
Total	$6,468	$8,460	$5,366

In 2025 and 2023, the only jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid was Ireland. In 2024, there were no individual jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid.

Deferred Tax Assets and Liabilities
Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities are as follows:

	(dollars in millions)
At December 31,	2025	2024
Deferred tax assets
Employee benefits	$3,366	$3,676
Tax loss, credit, and other carry forwards	1,423	1,719
Lease liabilities	4,909	5,138
Other - assets	1,847	1,735
	11,545	12,268
Valuation allowances	(1,161)	(1,399)
Deferred tax assets	10,384	10,869

Deferred tax liabilities
Spectrum and other intangible amortization	30,568	29,302
Depreciation	21,136	20,424
Lease right-of-use assets	4,568	4,822
Other - liabilities	2,694	2,904
Deferred tax liabilities	58,966	57,452
Net deferred tax liability	$48,582	$46,583

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

At December 31, 2025, we had net after-tax loss, credit, and other carry forwards for income tax purposes of approximately $1.4 billion that relate to federal, state and foreign taxes. Of these net after-tax loss, credit, and other carry forwards, approximately $854 million will expire between 2026 and 2045 and approximately $570 million may be carried forward indefinitely.

During 2025, the valuation allowance decreased by $238 million, primarily related to state income taxes. The $1.2 billion valuation allowance at December 31, 2025 is primarily related to state and foreign taxes.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

		(dollars in millions)
	2025	2024	2023
Balance at January 1,	$2,635	$2,705	$2,812
Additions based on tax positions related to the current year	92	91	114
Additions for tax positions of prior years	68	203	185
Reductions for tax positions of prior years	(87)	(229)	(154)
Settlements	(5)	(70)	(50)
Lapses of statutes of limitations	(56)	(65)	(202)
Balance at December 31,	$2,647	$2,635	$2,705

At December 31, 2025, 2024, and 2023 the total unrecognized tax benefits included $2.3 billion, in each respective period, that if recognized, would favorably affect the effective income tax rate.

We recognized the following net after-tax expenses (benefit) related to interest and penalties in the provision for income taxes:

Years Ended December 31,	(dollars in millions)
2025	$72
2024	55
2023	86

The after-tax accruals for the payment of interest and penalties in the consolidated balance sheets are as follows:

At December 31,	(dollars in millions)
2025	$751
2024	684

Verizon and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the IRS and multiple state and foreign jurisdictions for various open tax years. The IRS is currently examining the Company’s U.S. income tax returns for tax years 2017 through 2019. Tax controversies are ongoing for tax years as early as 2011 in certain states and as early as 2000 outside the U.S.

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
Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communications services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide FWA broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. As of December 31, 2025, our wireline services are provided in nine U.S. states and Washington D.C. over our 100% fiber-optic network through our fiber product portfolio, as well as over a traditional copper-based network. We also provide fixed wireless access (FWA) broadband through our fifth-generation (5G) or fourth-generation (4G) Long-Term Evolution (LTE) networks as an alternative to traditional landline internet access.

Verizon Business Group
Our Business segment provides wireless and wireline communications services and products, including mobility communication services, FWA and wireline broadband, Internet of Things (IoT) connectivity solutions, advanced communication services, corporate networking solutions, local and long distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

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

The following tables provide operating financial information for our two reportable segments:

	(dollars in millions)
2025	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service(1)	$80,617	$—	$80,617
Wireless equipment	21,779	—	21,779
Other(1)(2)	4,116	—	4,116
Enterprise and Public Sector	—	13,532	13,532
Business Markets and Other	—	13,555	13,555
Wholesale	—	1,953	1,953
Intersegment revenues	295	29	324
Total Operating Revenues(3)	106,807	29,069	135,876

Operating Expenses(4)
Cost of wireless equipment	23,930	5,046	28,976
Centrally managed network and shared service costs(5)	17,991	9,717	27,708
Depreciation and amortization expense	14,173	4,112	18,285
Other segment expenses(6)	21,085	7,662	28,747
Total Operating Expenses	77,179	26,537	103,716
Operating Income	$29,628	$2,532	$32,160
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
(3) Service and other revenues and Wireless equipment revenues included in our Business segment amounted to approximately $25.4 billion and $3.7 billion, respectively, for the year ended December 31, 2025.
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

	(dollars in millions)
2024	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service(1)	$79,245	$—	$79,245
Wireless equipment	19,598	—	19,598
Other(1)(2)	3,848	—	3,848
Enterprise and Public Sector	—	14,218	14,218
Business Markets and Other	—	13,081	13,081
Wholesale	—	2,196	2,196
Intersegment revenues	213	36	249
Total Operating Revenues(3)	102,904	29,531	132,435

Operating Expenses(4)
Cost of wireless equipment	21,259	4,841	26,100
Centrally managed network and shared service costs(5)	17,781	10,200	27,981
Depreciation and amortization expense	13,552	4,307	17,859
Other segment expenses(6)	20,828	8,125	28,953
Total Operating Expenses	73,420	27,473	100,893
Operating Income	$29,484	$2,058	$31,542
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

	(dollars in millions)
2023	Consumer	Business	Total Reportable Segments
External Operating Revenues
Service(1)	$77,127	$—	$77,127
Wireless equipment	20,645	—	20,645
Other(1)(2)	3,645	—	3,645
Enterprise and Public Sector	—	15,076	15,076
Business Markets and Other	—	12,697	12,697
Wholesale	—	2,313	2,313
Intersegment revenues	209	36	245
Total Operating Revenues(3)	101,626	30,122	131,748

Operating Expenses(4)
Cost of wireless equipment	21,827	4,959	26,786
Centrally managed network and shared service costs(5)	17,496	10,590	28,086
Depreciation and amortization expense	13,077	4,488	17,565
Other segment expenses(6)	20,215	8,019	28,234
Total Operating Expenses	72,615	28,056	100,671
Operating Income	$29,011	$2,066	$31,077
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

The following table provides Fios revenue for our two reportable segments and includes intersegment activity:

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Consumer	$11,678	$11,647	$11,614
Business	1,244	1,252	1,235
Total Fios revenue	$12,922	$12,899	$12,849

The following table provides Wireless service revenue for our two reportable segments and includes intersegment activity:

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Consumer	$69,382	$67,951	$65,820
Business	14,321	14,122	13,714
Total Wireless service revenue	$83,703	$82,073	$79,534
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

A reconciliation of the total reportable segments’ operating revenues to consolidated operating revenues is as follows:

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Operating Revenues
Total reportable segments	$135,876	$132,435	$131,748
Corporate and other	2,642	2,609	2,479
Reconciling items:
Eliminations	(327)	(256)	(253)
Consolidated Operating Revenues	$138,191	$134,788	$133,974

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Operating Income
Total reportable segments	$32,160	$31,542	$31,077
Corporate and other	(480)	(610)	(643)
Reconciling items:
Severance charges	(1,715)	(1,733)	(533)
Other components of net periodic pension and benefit charges (Note 11)	(32)	(33)	(248)
Asset and business rationalization	(583)	(374)	(480)
Acquisition and integration related charges	(91)	—	—
Legacy legal matter	—	(106)	—
Verizon Business Group goodwill impairment	—	—	(5,841)
Legal settlement	—	—	(100)
Business transformation costs	—	—	(176)
Non-strategic business shutdown	—	—	(179)
Consolidated operating income	29,259	28,686	22,877
Equity in earnings (losses) of unconsolidated businesses	—	(53)	(53)
Other income (expense), net	107	995	(313)
Interest expense	(6,694)	(6,649)	(5,524)
Income Before Provision For Income Taxes	$22,672	$22,979	$16,987
No single customer accounted for more than 10% of our total operating revenues during the years ended December 31, 2025, 2024 or 2023. International operating revenues were not significant during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, international long-lived assets were not significant.

The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segment operating income.

Note 14. Equity and Comprehensive Income (Loss)
Equity
Common Stock
In February 2020, the Board of Directors of the Company authorized a share buyback program to repurchase up to 100 million shares of our common stock. During the years ended December 31, 2025, 2024, and 2023, we did not repurchase any shares of our common stock under our share buyback program. At December 31, 2025, the maximum number of shares that could be purchased by or on behalf of Verizon under our share buyback program was 100 million. The share buyback program authorized by the Board in February 2020 terminated upon the authorization of the new share repurchase program discussed below.

On January 30, 2026, the Board of Directors of the Company authorized a share repurchase program for up to $25 billion of our common stock. The program will terminate when the aggregate consideration paid to purchase shares of our common stock reaches $25 billion, exclusive of any fees, commissions or other expenses, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions, on the open market, or otherwise, including through plans complying with Rule 10b5-1 or Rule 10b-18 under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on prevailing stock prices, general economic and market conditions, and other considerations. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time at our discretion.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans. During the years ended December 31, 2025, 2024, and 2023, we issued 7.5 million, 5.4 million and 4.4 million shares of common stock from treasury stock, which had aggregate values of $328 million, $238 million and $192 million, respectively.

Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. Significant changes in the components of Other comprehensive income (loss), net of provision for income taxes are described below.

The changes in the balances of Accumulated other comprehensive income (loss) by component are as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized gain (loss) on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2023	$(698)	$(1,150)	$(431)	$(9)	$423	$(1,865)
Excluded components recognized in other comprehensive income	—	—	617	—	—	617
Other comprehensive income	62	3	—	5	—	70
Amounts reclassified to net income	—	85	(81)	2	(208)	(202)
Net other comprehensive income (loss)	62	88	536	7	(208)	485
Balance at December 31, 2023	(636)	(1,062)	105	(2)	215	(1,380)
Excluded components recognized in other comprehensive income	—	—	547	—	—	547
Other comprehensive loss	(97)	(16)	—	(3)	—	(116)
Amounts reclassified to net income	—	97	(63)	—	(8)	26
Net other comprehensive income (loss)	(97)	81	484	(3)	(8)	457
Balance at December 31, 2024	(733)	(981)	589	(5)	207	(923)
Excluded components recognized in other comprehensive income	—	—	(848)	—	—	(848)
Other comprehensive income (loss)	126	(91)	—	5	—	40
Amounts reclassified to net income	—	83	(69)	—	(10)	4
Net other comprehensive income (loss)	126	(8)	(917)	5	(10)	(804)
Balance at December 31, 2025	$(607)	$(989)	$(328)	$—	$197	$(1,727)

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

Note 15. Additional Financial Information
The following tables provide additional financial information related to our consolidated financial statements:

Income Statement Information

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Depreciation expense	$15,350	$15,112	$14,937
Interest costs on debt balances	7,291	7,382	7,123
Net amortization of debt discount	143	230	219
Capitalized interest costs	(740)	(963)	(1,818)
Advertising expense	3,832	3,976	3,847

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Other income (expense), net
Interest income	$329	$336	$354
Other components of net periodic benefit (cost) income	(827)	300	(938)
Net debt extinguishment gains	368	385	308
Other, net	237	(26)	(37)
	$107	$995	$(313)
Balance Sheet Information

	(dollars in millions)
At December 31,	2025	2024
Prepaid expenses and other
Prepaid taxes	$1,844	$811
Deferred contract costs	3,315	2,932
Collateral payments related to derivative contracts	1,074	2,118
Restricted cash	297	319
Other prepaid expense and other	1,806	1,793
	$8,336	$7,973

Accounts payable and accrued liabilities
Accounts payable	$12,154	$10,425
Accrued expenses	4,534	5,058
Accrued vacation, salaries and wages	4,832	4,436
Interest payable	1,602	1,553
Taxes payable	1,859	1,902
	$24,981	$23,374

Other current liabilities
Dividends payable	$2,937	$2,878
Contract liability	7,576	7,492
Other	3,716	3,979
	$14,229	$14,349

As of December 31, 2025 and 2024, Property, plant and equipment includes approximately $3.8 billion and $3.3 billion, respectively, of additions that have not yet been paid.

Cash Flow Information

	(dollars in millions)
Years Ended December 31,	2025	2024	2023
Cash Paid
Interest, net of amounts capitalized	$5,772	$5,505	$4,384
Income taxes, net of amounts refunded	3,581	5,632	2,343

Other, net Cash Flows from Operating Activities
Changes in device payment plan agreement non-current receivables	$(2,485)	$(538)	$(2,975)
Net debt extinguishment gains	(368)	(385)	(308)
Other, net	597	1,096	(427)
	$(2,256)	$173	$(3,710)

Other, net Cash Flows from Financing Activities
Net debt related costs(1)	$(97)	$(259)	$(73)
Other, net	(1,852)	(816)	(1,397)
	$(1,949)	$(1,075)	$(1,470)
(1) These costs include fees paid in connection with exchange and tender offers and settlements of associated instruments.

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

The following table presents the confirmed obligations in the SFP and the related activities:

	(dollars in millions)
Year Ended December 31,	2025	2024
Confirmed obligations outstanding at the beginning of the year	$772	$817
Invoices added during the year	3,531	3,549
Invoices paid during the year	(3,580)	(3,594)
Confirmed obligations outstanding at the end of the year	$723	$772

Confirmed obligations outstanding related to suppliers participating in the SFP are recorded within Accounts payable and accrued liabilities in our consolidated balance sheets and the associated payments are reflected in the operating activities section of our consolidated statements of cash flows. As of December 31, 2025 and 2024, $723 million and $772 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the SFP.

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

As of December 31, 2025, letters of credit totaling approximately $783 million, which were executed in the normal course of business and support several financing arrangements and payment obligations to third parties, were outstanding.

As of December 31, 2025, Verizon had 29 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Twenty-one of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

We have various unconditional purchase obligations, which represent agreements to purchase goods or services that are enforceable and legally binding. We estimate that these unconditional purchase obligations, for contracts with terms in excess of one year, total $15.0 billion, and primarily represent commitments to purchase content, network equipment, software and services, marketing services and other items which will be used or sold in the ordinary course of business from a variety of suppliers. Of this total amount, $5.8 billion is attributable to 2026, $5.1 billion is attributable to 2027, $3.1 billion is attributable to 2028, $528 million is attributable to 2029, $282 million is attributable to 2030 and $207 million is attributable to years thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items that are the subject of contractual obligations. Our commitments are generally determined based on the noncancelable quantities to which we are contractually obliged. Since the commitments to purchase programming services from television networks and broadcast stations have no minimum volume requirement, we estimated our obligation based on number of subscribers at December 31, 2025, and applicable rates stipulated in the contracts in effect at that time. We also purchase products and services as needed with no firm commitment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting
In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment.

There were no changes in Verizon's internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of Verizon’s internal control over financial reporting as of December 31, 2025. Based on this assessment, management believes that the internal control over financial reporting of Verizon is effective as of December 31, 2025. In connection with this assessment, there were no material weaknesses in Verizon’s internal control over financial reporting identified by management. The Company’s independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on Verizon’s internal control over financial reporting and is included in Item 8 of this Annual Report.

Item 9B. Other Information
On November 17, 2025, Mary-Lee Stillwell, Senior Vice President and Controller of the Company, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of 40% of approximately 37,200 shares of the Company's common stock issuable upon vesting of certain equity awards (with any shares underlying performance-based equity awards being calculated at target), after tax withholding. The trading plan will terminate on June 30, 2026, subject to early termination in accordance with its terms.

Other than as described above, during the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is information with respect to our current executive officers.

Name	Age	Office	Held Since
Daniel Schulman	68	Chief Executive Officer	2025
Samantha Hammock	47	Executive Vice President and Chief Human Resources Officer	2021
Kyle Malady	58	Executive Vice President and Group CEO - Verizon Business	2023
Joseph Russo	52	Executive Vice President and President - Global Networks and Technology	2023
Anthony Skiadas	57	Executive Vice President and Chief Financial Officer	2023
Mary-Lee Stillwell	52	Senior Vice President and Controller	2023
Vandana Venkatesh	54	Executive Vice President and Chief Legal Officer	2022
Alfonso Villanueva Rodriguez	57	Executive Vice President and Interim Group CEO - Verizon Consumer and Chief Transformation Officer	2026

Each of the above officers has held the indicated office or other high-level managerial positions within the Company or one of its subsidiaries for at least five years, with the exception of Daniel Schulman, who has served as an officer of the Company since 2025, and Alfonso Villanueva Rodriguez, who has been with the Company since 2025. Officers are not elected for a fixed term of office and may be removed from office at any time at the discretion of the Board of Directors.

Daniel Schulman is the Chief Executive Officer of the Company. Mr. Schulman joined the Company as Chief Executive Officer in October 2025. Mr. Schulman has served on the Company's Board of Directors since 2018 and served as the Independent Lead Director from December 2024 to October 2025. Mr. Schulman served as President and Chief Executive Officer of PayPal Holdings, Inc., a leading online payments company, from 2015 to December 2023.

Alfonso Villanueva Rodriguez is the Executive Vice President and Interim Group CEO – Verizon Consumer and Chief Transformation Officer. Mr. Villanueva Rodriguez joined the Company in November 2025 as Chief Transformation Officer. He began serving in his current role in February 2026. Prior to joining Verizon, Mr. Villanueva Rodriguez led Albar Court Ventures, a company focused on strategic investments in technology, since February 2024. Mr. Villanueva Rodriguez also served as Executive Vice President of Strategy, Corporate Development and Ventures of PayPal Holdings, Inc., from 2022 to February 2024, and Senior Vice President of Strategy, Corporate Development and Ventures, from 2015 to 2022.

For other information required by this item, see the sections entitled "Governance — Item 1: Election of Directors — Election process and — Nominees for election, — Our governance framework — Board committees — Audit Committee, — Other risk-related matters — Business conduct and ethics and — Insider trading policy, and — Where to find more information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11. Executive Compensation
For information with respect to executive compensation, see the sections entitled "Governance — Non-employee Director compensation" and "Executive compensation — Compensation discussion and analysis, — Compensation Committee Report and — Compensation tables" (excluding information under "— Pay versus performance") in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders, which are incorporated by reference herein. There were no relationships to be disclosed under paragraph (e)(4) of Item 407 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of certain beneficial owners, the directors and executive officers, and information about securities authorized for issuance under our equity compensation plans, see the sections entitled "Stock ownership — Security ownership of certain beneficial owners and management" and "Executive compensation — Item 3: Approval of Verizon's 2026 Long-Term Incentive Plan — Description of 2026 LTIP — Equity compensation plan information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information with respect to certain relationships and related transactions and director independence, see the sections entitled "Governance — Our governance framework — Other risk-related matters — Related person transactions and — Item 1: Election of Directors — Our Board's independence" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, Auditor Firm ID: 42.

For information with respect to principal accounting fees and services, see the section entitled "Audit matters — Item 4: Ratification of appointment of independent registered public accounting firm" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:

		Page

(1)	Financial Statements

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	49

	Report of Independent Registered Public Accounting Firm on Financial Statements	50

	Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	52
	Consolidated Statements of Comprehensive Income	53
	Consolidated Balance Sheets	54
	Consolidated Statements of Cash Flows	55
	Consolidated Statements of Changes in Equity	56
	Notes to Consolidated Financial Statements	57

(2)	Financial Statement Schedule

	II – Valuation and Qualifying Accounts	113

(3)	Exhibits

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

3a	Restated Certificate of Incorporation of Verizon Communications Inc. (filed as Exhibit 3a to Form 10-Q for the period ended June 30, 2014 and incorporated herein by reference).

3b	Bylaws of Verizon Communications Inc., as amended and restated, effective as of December 5, 2024 (filed as Exhibit 3b to Form 8-K filed on December 6, 2024 and incorporated herein by reference).

4a	Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of December 1, 2000 (filed as Exhibit 4.1 to Verizon Global Funding Corp.’s Registration Statement on Form S-4, Registration No. 333-64792, and incorporated herein by reference).

4b	First Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2001 (filed as Exhibit 4.2 to Verizon Global Funding Corp.’s Registration Statement on Form S-3, Registration No. 333-67412, and incorporated herein by reference).

4c	Second Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of September 29, 2004 (filed as Exhibit 4.1 to Form 8-K filed on February 9, 2006, and incorporated herein by reference).

4d	Third Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of February 1, 2006 (filed as Exhibit 4.2 to Form 8-K filed on February 9, 2006, and incorporated herein by reference).

4e	Fourth Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of April 4, 2016 (filed as Exhibit 4.5 to Verizon Communications Inc.’s Registration Statement on Form S-4, Registration No. 333-212307, and incorporated herein by reference).

4f	Fifth Supplemental Indenture between Verizon Communications Inc., both individually and as successor in interest to Verizon Global Funding Corp., and U.S. Bank National Association, as successor trustee to Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee, dated as of May 15, 2020 (filed as Exhibit 4.1 to Form 8-K filed on May 15, 2020, and incorporated herein by reference).

4g	Description of Verizon's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

10a	2017 Verizon Communications Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement included in Schedule 14A filed on March 20, 2017).**

	10a(i)	Form of 2023 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).**

10a(ii)
Form of 2023 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).**

	10a(iii)	Form of 2024 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2024 and incorporated herein by reference).**

10a(iv)
Form of 2024 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2024 and incorporated herein by reference).**

10a(v)
Form of 2025 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2025 and incorporated herein by reference).**

10a(vi)
Form of 2025 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan (filed as Exhibit 10b to Form 10-Q for the period ended March 31, 2025 and incorporated herein by reference).**

10b	Verizon Communications Inc. Short-Term Incentive Plan (filed as Exhibit 10a to Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference).**

10c	Verizon Executive Deferral Plan.**

10d	Verizon Communications Inc. Income Deferral Plan (filed as Exhibit 10f to Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).**

	10d(i)	Description of Amendment to Verizon Communications Inc. Income Deferral Plan (filed as Exhibit 10o(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10e	Verizon Excess Pension Plan (filed as Exhibit 10p to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

	10e(i)	First Amendment to Verizon Excess Pension Plan (filed as Exhibit 10p(i) to Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10f	Bell Atlantic Senior Management Long-Term Disability and Survivor Protection Plan, as amended (filed as Exhibit 10h to Form SE filed on March 27, 1986 and Exhibit 10b(ii) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).**

10g	Verizon Executive Life Insurance Plan, As Amended and Restated September 2009 (filed as Exhibit 10s to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).**

10h	Form of Aircraft Time Sharing Agreement (filed as Exhibit 10i to Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).**

10i	Verizon Senior Manager Severance Plan (filed as Exhibit 10d to Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference).**

10j	Employment Letter Agreement between Daniel H. Schulman and Verizon Communications Inc., dated as of October 13, 2025.**

10k	Amendment to Employment Letter Agreement between Daniel H. Schulman and Verizon Communications Inc., dated as of January 9, 2026.**

10l	Verizon Communications Inc. Long-Term Incentive Plan CEO Restricted Stock Unit Agreement, dated as of October 17, 2025.**

10m	Verizon Communications Inc. Long-Term Incentive Plan Make Whole Restricted Stock Unit Agreement, dated as of October 17, 2025.**

10n	Verizon Communications Inc. Long-Term Incentive Plan Supplemental Performance Stock Unit Agreement, dated as of October 17, 2025.**

10o	Transition Letter Agreement between Hans E. Vestberg and Verizon Communications Inc., dated as of October 5, 2025.**

19	Verizon Communications Inc. Policy on Insider Trading (filed as Exhibit 19 to Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).

21	List of principal subsidiaries of Verizon Communications Inc.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Verizon Communications Inc. Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.
**	Indicates management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts
Verizon Communications Inc. and Subsidiaries
For the Years Ended December 31, 2025, 2024 and 2023

				(dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period(c)
Allowance for credit losses deducted from accounts receivable:
Year 2025	$1,769	$2,234	$163	$2,121	$2,045
Year 2024	1,609	2,269	113	2,222	1,769
Year 2023	1,261	2,146	38	1,836	1,609

		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts(d)	Deductions(e)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year 2025	$1,399	$84	$45	$367	$1,161
Year 2024	1,341	157	—	99	1,399
Year 2023	1,347	68	13	87	1,341
(a)Charged to Other Accounts primarily includes amounts previously written off which were credited directly to this account when recovered.
(b)Deductions primarily include amounts written off as uncollectible or transferred to other accounts or utilized.
(c)Allowance for credit losses includes approximately $794 million, $617 million, and $592 million at December 31, 2025, 2024, and 2023, respectively, related to long-term device payment receivables.
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

VERIZON COMMUNICATIONS INC.

By:	/s/	Mary-Lee Stillwell	Date: February 17, 2026
Mary-Lee Stillwell Senior Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/	Daniel H. Schulman	February 17, 2026
Daniel H. Schulman Chief Executive Officer

Principal Financial Officer:

/s/	Anthony T. Skiadas	February 17, 2026
Anthony T. Skiadas Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/	Mary-Lee Stillwell	February 17, 2026
Mary-Lee Stillwell Senior Vice President and Controller

*	Director	February 17, 2026
Mark T. Bertolini

*	Director	February 17, 2026
Shellye L. Archambeau

*	Director	February 17, 2026
Roxanne S. Austin

*	Director	February 17, 2026
Vittorio Colao

*	Director	February 17, 2026
Caroline Litchfield

*	Director	February 17, 2026
Jennifer Mann

*	Director	February 17, 2026
Laxman Narasimhan

*	Director	February 17, 2026
Clarence Otis, Jr.

*	Director	February 17, 2026
Daniel H. Schulman

*	Director	February 17, 2026
Carol B. Tomé

*	Director	February 17, 2026
Hans E. Vestberg

* By: /s/ Mary-Lee Stillwell
Mary-Lee Stillwell
(as attorney-in-fact)