Form 10-Q
period 2026-03-31
VERIZON COMMUNICATIONS INC
filed 2026-05-01
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-8606
Verizon Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2259884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 Avenue of the Americas		10036
New York,	New York
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10	VZ	New York Stock Exchange
Common Stock, par value $0.10	VZ	The Nasdaq Global Select Market
1.375% Notes due 2026	VZ 26B	New York Stock Exchange
0.875% Notes due 2027	VZ 27E	New York Stock Exchange
1.375% Notes due 2028	VZ 28	New York Stock Exchange
1.125% Notes due 2028	VZ 28A	New York Stock Exchange
2.350% Fixed Rate Notes due 2028	VZ 28C	New York Stock Exchange
1.875% Notes due 2029	VZ 29B	New York Stock Exchange
0.375% Notes due 2029	VZ 29D	New York Stock Exchange
1.250% Notes due 2030	VZ 30	New York Stock Exchange
1.875% Notes due 2030	VZ 30A	New York Stock Exchange
4.250% Notes due 2030	VZ 30D	New York Stock Exchange
2.625% Notes due 2031	VZ 31	New York Stock Exchange
2.500% Notes due 2031	VZ 31A	New York Stock Exchange
3.000% Fixed Rate Notes due 2031	VZ 31D	New York Stock Exchange
0.875% Notes due 2032	VZ 32	New York Stock Exchange
0.750% Notes due 2032	VZ 32A	New York Stock Exchange
3.500% Notes due 2032	VZ 32B	New York Stock Exchange
3.250% Notes due 2032	VZ 32C	New York Stock Exchange
1.300% Notes due 2033	VZ 33B	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act (continued):

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
4.75% Notes due 2034	VZ 34	New York Stock Exchange
4.750% Notes due 2034	VZ 34C	New York Stock Exchange
3.125% Notes due 2035	VZ 35	New York Stock Exchange
1.125% Notes due 2035	VZ 35A	New York Stock Exchange
3.375% Notes due 2036	VZ 36A	New York Stock Exchange
3.750% Notes due 2036	VZ 36B	New York Stock Exchange
3.750% Notes due 2037	VZ 37B	New York Stock Exchange
2.875% Notes due 2038	VZ 38B	New York Stock Exchange
1.875% Notes due 2038	VZ 38C	New York Stock Exchange
1.500% Notes due 2039	VZ 39C	New York Stock Exchange
3.50% Fixed Rate Notes due 2039	VZ 39D	New York Stock Exchange
1.850% Notes due 2040	VZ 40	New York Stock Exchange
3.850% Fixed Rate Notes due 2041	VZ 41C	New York Stock Exchange
3.9962% Fixed-to-Fixed Rate Junior Subordinated Notes due 2056	VZ 56	New York Stock Exchange
5.7420% Fixed-to-Fixed Rate Junior Subordinated Notes due 2056	VZ 56A	New York Stock Exchange
4.2462% Fixed-to-Fixed Rate Junior Subordinated Notes due 2056	VZ 56B	New York Stock Exchange
5.7427% Fixed-to-Fixed Rate Junior Subordinated Notes due 2056	VZ 56C	New York Stock Exchange

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

At March 31, 2026, 4,175,558,910 shares of the registrant’s common stock were outstanding, after deducting 115,874,736 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts) (unaudited)	2026	2025

Operating Revenues
Service revenues and other	$28,759	$28,087
Wireless equipment revenues	5,681	5,398
Total Operating Revenues	34,440	33,485

Operating Expenses
Cost of services (exclusive of items shown below)	7,167	6,950
Cost of wireless equipment	6,506	6,106
Selling, general and administrative expense	7,633	7,874
Depreciation and amortization expense	4,892	4,577
Total Operating Expenses	26,198	25,507

Operating Income	8,242	7,978
Equity in earnings of unconsolidated businesses	5	6
Other income, net	477	121
Interest expense	(1,940)	(1,632)
Income Before Provision For Income Taxes	6,784	6,473
Provision for income taxes	(1,638)	(1,490)
Net Income	$5,146	$4,983

Net income attributable to noncontrolling interests	$101	$104
Net income attributable to Verizon	5,045	4,879
Net Income	$5,146	$4,983

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.20	$1.16
Weighted-average shares outstanding (in millions)	4,205	4,222

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.20	$1.15
Weighted-average shares outstanding (in millions)	4,210	4,226
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2026	2025

Net Income	$5,146	$4,983
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(4) and $9	(28)	67
Unrealized gain on cash flow hedges, net of tax of $(8) and $(7)	23	21
Unrealized loss on fair value hedges, net of tax of $63 and $219	(188)	(653)
Unrealized gain (loss) on marketable securities, net of tax of $1 and $0	(3)	1
Defined benefit pension and postretirement plans, net of tax of $150 and $1	(449)	(2)
Other comprehensive loss attributable to Verizon	(645)	(566)
Total Comprehensive Income	$4,501	$4,417

Comprehensive income attributable to noncontrolling interests	$101	$104
Comprehensive income attributable to Verizon	4,400	4,313
Total Comprehensive Income	$4,501	$4,417
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At March 31,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2026	2025

Assets
Current assets
Cash and cash equivalents	$8,366	$19,048
Accounts receivable	27,966	28,347
Less Allowance for credit losses	1,311	1,250
Accounts receivable, net	26,655	27,097
Inventories	2,320	2,441
Prepaid expenses and other	7,382	8,336
Total current assets	44,723	56,922

Property, plant and equipment	357,650	337,991
Less Accumulated depreciation	231,678	228,524
Property, plant and equipment, net	125,972	109,467

Investments in unconsolidated businesses	730	785
Wireless licenses	157,082	157,039
Goodwill	30,628	22,841
Other intangible assets, net	12,799	10,458
Operating lease right-of-use assets	23,401	23,498
Other assets	22,547	23,248
Total assets	$417,882	$404,258

Liabilities and Equity
Current liabilities
Debt maturing within one year	$28,229	$18,618
Accounts payable and accrued liabilities	21,932	24,981
Current operating lease liabilities	4,720	4,542
Other current liabilities	14,999	14,229
Total current liabilities	69,880	62,370

Long-term debt	144,231	139,532
Employee benefit obligations	12,023	11,099
Deferred income taxes	49,312	48,717
Non-current operating lease liabilities	18,692	18,951
Other liabilities	19,122	17,848
Total long-term liabilities	243,380	236,147

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,263	13,372
Retained earnings	96,824	94,744
Accumulated other comprehensive loss	(2,372)	(1,727)
Common stock in treasury, at cost (115,874,736 and 74,258,296 shares outstanding)	(5,335)	(3,255)
Deferred compensation – employee stock ownership plans (ESOPs) and other	500	897
Noncontrolling interests	1,313	1,281
Total equity	104,622	105,741
Total liabilities and equity	$417,882	$404,258
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Three Months Ended
	March 31,
(dollars in millions) (unaudited)	2026	2025

Cash Flows from Operating Activities
Net Income	$5,146	$4,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,892	4,577
Employee retirement benefits	(117)	143
Deferred income taxes	703	132
Provision for expected credit losses	581	587
Equity in losses of unconsolidated businesses, inclusive of dividends received	3	20
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(3,082)	(2,618)
Other, net	(142)	(42)
Net cash provided by operating activities	7,984	7,782

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(4,201)	(4,145)
Cash paid related to acquisitions of businesses, net of cash acquired	(9,480)	—
Acquisitions of wireless licenses	(83)	(122)
Other, net	191	515
Net cash used in investing activities	(13,573)	(3,752)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	5,975	—
Proceeds from asset-backed long-term borrowings	6,154	2,781
Repayments of long-term borrowings and finance lease obligations	(4,258)	(2,446)
Repayments of asset-backed long-term borrowings	(6,828)	(2,589)
Dividends paid	(2,910)	(2,856)
Purchase of common stock for treasury	(2,500)	—
Other, net	(911)	(783)
Net cash used in financing activities	(5,278)	(5,893)

Decrease in cash, cash equivalents and restricted cash	(10,867)	(1,863)
Cash, cash equivalents and restricted cash, beginning of period	19,499	4,635
Cash, cash equivalents and restricted cash, end of period (Note 1)	$8,632	$2,772
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. These financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year.

The condensed consolidated financial statements include our controlled subsidiaries, as well as variable interest entities (VIE) where we are deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

During the first quarter of 2026, Verizon revised its presentation of revenue reporting for its reportable segments - Verizon Consumer Group (Consumer) and Verizon Business Group (Business). Accordingly, beginning in the first quarter of 2026, Verizon is reporting Consumer and Business revenue disaggregated by products and services as follows: Mobility and broadband service revenue, Wireless equipment revenue and Other revenue.

Certain amounts have been reclassified to conform to the current period's presentation.

Earnings Per Common Share
There were a total of approximately 4.5 million and 4.4 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three months ended March 31, 2026 and 2025, respectively.

In February 2026, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock. See Note 9 for additional information on share repurchases. The shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At March 31,	At December 31,	Increase / (Decrease)
(dollars in millions)	2026	2025
Cash and cash equivalents	$8,366	$19,048	$(10,682)
Restricted cash:
Prepaid expenses and other	97	297	(200)
Other assets	169	154	15
Cash, cash equivalents and restricted cash	$8,632	$19,499	$(10,867)

Note 2. Revenue and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. Revenue is disaggregated by products and services within our segments. See Note 10 for additional information on revenue by segment, including Corporate and other. During the three months ended March 31, 2026 and March 31, 2025, we recorded wireless service revenue of $20.6 billion and $20.8 billion, respectively.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied service performance obligations as of the reporting date. We disclose information related to these amounts below. We have applied the practical expedient under Topic 606 to exclude revenue expected from contracts that have an original expected duration of one year or less. This exclusion primarily relates to our month-to-month service contracts. As of March 31, 2026, month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and approximately 96% of our wireline Consumer and small and medium Business contracts, compared to March 31, 2025, for which month-to-month service contracts represented approximately 95% of both our wireless postpaid contracts and our wireline Consumer and small and medium Business contracts.

Remaining performance obligations primarily include performance obligations from contracts that are not accounted for as month-to-month. These contracts generally fall into the following categories:

•Mobility Services: Contracts with terms ranging from greater than one month up to thirty-six months, typically associated with a device payment plan or fixed-term plan. This also includes agreements with wholesale resellers, which generally have stated contract terms of longer than two years and may include periodic minimum revenue commitments.
•Fiber Broadband Services: Contracts with Consumer customers may have a service term of two years or shorter than twelve months. Contracts with Business customers, many of which have terms of twelve months or less, but some extend into future periods with fixed monthly fees, usage-based fees, and annual or total contract term commitments.

Certain wireline service contracts with Business customers have a contractual minimum fee over the total contract term, but we cannot predict the time period when that revenue will be recognized. Therefore, these specific revenues are excluded from the expected recognition timeframe disclosed below. These excluded contracts have varying terms spanning approximately twenty-seven years ending in September 2053 and have aggregate minimum contract payments totaling $1.4 billion.

At March 31, 2026, the aggregate amount of the transaction price related to unsatisfied performance obligations was $57.6 billion. We expect to recognize substantially all of this revenue from origination over the next thirty-six months, with the remainder recognized thereafter.

Remaining performance obligations estimates are subject to change due to various factors, including customer terminations and modifications to contract timing or scope.

Accounts Receivable and Contract Balances
The timing of revenue recognition may differ from the time of billing to our customers. Receivables presented in our condensed consolidated balance sheets represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either Verizon has performed, by transferring goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer, or the customer has made the required payment to Verizon in advance of obtaining control of the goods and/or services promised to the customer in the contract.

The following table presents information about receivables from contracts with customers:

	At March 31,	At December 31,
(dollars in millions)	2026	2025
Accounts Receivable(1)	$9,329	$9,646
Device payment plan agreement receivables(2)	21,386	21,726
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

Contract assets relate to our conditional right to receive consideration for goods or services provided to customers. Under fixed-term plans, an asset is created because the equipment revenue recognized upon sale exceeds the consideration received; this asset is subsequently reclassified to accounts receivable as wireless services are provided and billed. These balances are reported in our condensed consolidated balance sheets as Prepaid expenses and other and Other assets. The allowance for credit losses is recognized at inception and reassessed quarterly.

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

Revenues recognized related to contract liabilities existing at January 1, 2026 and January 1, 2025 were $4.6 billion for both the three months ended March 31, 2026 and March 31, 2025.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2026	2025
Assets
Prepaid expenses and other	$450	$518
Other assets	270	259
Total Contract Assets	$720	$777

Liabilities
Other current liabilities	$7,824	$7,576
Other liabilities	2,606	2,433
Total Contract Liabilities	$10,430	$10,009

Contract Costs
Topic 606 requires an asset to be recognized for incremental costs to obtain a customer contract, which are then amortized to expense over the period of expected benefit. We recognize an asset for incremental commission expenses paid to internal and external sales personnel and agents, deferring these costs only when they are incremental and expected to be recoverable. The costs are amortized ratably as commission expense over the period of service transfer. Specifically, costs for postpaid wireless contracts (Consumer and Business) are amortized over the estimated upgrade cycles. Prepaid wireless and Consumer wireline contracts are amortized over the estimated customer relationship period. Costs to obtain contracts are recorded in Selling, general and administrative expenses.

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2026	2025
Assets
Prepaid expenses and other	$3,400	$3,315
Other assets	2,842	2,848
Total	$6,242	$6,163

For the three months ended March 31, 2026 and March 31, 2025, we recognized expense of $1.0 billion and $877 million, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three months ended March 31, 2026 or March 31, 2025.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
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

Business Acquisitions
During 2026, we completed the acquisitions of Frontier Communications Parent, Inc. (Frontier) and Starry Group Holdings, Inc. (Starry). The financial results of Frontier and Starry are included in the Company's consolidated results from January 20, 2026 and January 30, 2026, respectively. The aggregate operating revenues arising from these acquisitions and included in our condensed consolidated statements of income amounted to less than 5% of total operating revenues for the three months ended March 31, 2026. Pro forma financial information has not been disclosed for these acquisitions as the impacts to both revenue and earnings, individually and in the aggregate, would not have been material to our consolidated statements of income.

Frontier Communications Parent, Inc.
On September 4, 2024, Verizon entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire Frontier, a U.S. provider of broadband internet and other communication services. The transaction closed on January 20, 2026 (the Acquisition Date), expanding our fiber broadband footprint to 31 U.S. states and Washington D.C. Pursuant to the Merger Agreement, the Company's subsidiary merged with and into Frontier, with Frontier surviving such merger as a wholly owned subsidiary of the Company. At the effective time of the merger, each share of Frontier common stock issued and outstanding immediately prior to such time (subject to certain limited exceptions) was cancelled and converted into the right to receive an amount in cash equal to $38.50 per share, without interest.

At the Acquisition Date, Verizon paid approximately $9.8 billion in cash, inclusive of cash acquired of $335 million, and assumed approximately $12.9 billion of Frontier's debt measured at fair value. The Frontier acquisition has been accounted for as a business combination. The identification and measurement of the assets acquired and liabilities assumed are based on their fair values, which are determined by using a combination of the income, market, or cost approaches, including market based assumptions. The purchase price allocation is preliminary and subject to revision as additional information about the fair value of the assets acquired and liabilities assumed, including related deferred income taxes, contingencies and contract liabilities becomes available. Any necessary adjustments will be finalized within one year from the Acquisition Date.

The following table summarizes the preliminary allocation of the consideration paid to the identifiable assets acquired and liabilities assumed as of the Acquisition Date.

(dollars in millions)	As of January 20, 2026
Purchase consideration(1):	$9,917

Assets acquired:
Current assets	$791
Property, plant and equipment, net	16,698
Goodwill	7,759
Other intangible assets	2,897
Other noncurrent assets	355
Total assets acquired	28,500

Liabilities assumed:
Current liabilities, excluding current debt	$3,154
Debt maturing within one year	1,694
Long-term debt, including finance lease obligations	11,589
Other noncurrent liabilities	2,146
Total liabilities assumed	18,583

Net assets acquired	$9,917
(1) Purchase consideration reflects the purchase price allocated to assets and liabilities, including a non-cash component of $158 million.

Goodwill is calculated as the difference between the Acquisition Date fair value of the consideration paid and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition has been allocated to our two reportable segments, approximately $6.0 billion in Consumer and $1.8 billion in Business. None of the goodwill resulting from the acquisition is deductible for tax purposes.

Other intangible assets include $2.6 billion related to customer relationships, with a weighted-average amortization period of 9 years, $162 million related to acquired technology with an amortization period of 3 years, and $100 million related to trade name with an amortization period of 3 years. The customer relationship and trade name intangible assets were assigned preliminary estimated fair values using an income approach. The acquired technology intangibles were assigned preliminary estimated fair values using a cost approach, which includes consideration of the cost to reproduce an asset with an equivalent economic utility. The valuations are considered Level 3 fair value measurements due to the use of significant inputs not observable in the market, which include the discount rate, royalty rate and amount and timing of future cash flows.

Other noncurrent liabilities include employee benefit obligations consisting of $2.5 billion of assets acquired and $3.0 billion of liabilities assumed associated with the Frontier Communications defined benefit pension and postretirement benefit plans.

During the three months ended March 31, 2026, we recorded acquisition and integration related charges associated with the Frontier acquisition of $261 million within Selling, general and administrative expense in our condensed consolidated statements of income. During the three months ended March 31, 2026, we repaid approximately $6.4 billion of the principal amount of debt assumed as part of the Frontier acquisition. See Note 5 for additional information on debt assumed as part of the acquisition.

Other
On January 30, 2026, Verizon completed the acquisition of Starry, a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. The aggregate cash consideration paid by Verizon at the closing of the transaction and the related assets acquired and liabilities assumed were immaterial.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	At March 31,	At December 31,
(dollars in millions)	2026	2025
Wireless licenses	$157,082	$157,039

At March 31, 2026 and 2025, approximately $6.3 billion and $9.4 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $82 million and $122 million of capitalized interest on wireless licenses for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, we renewed various wireless licenses in accordance with Federal Communications Commission (FCC) regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2026(1)	$21,177	$1,664	$22,841
Acquisitions(2)	6,003	1,784	7,787
Balance at March 31, 2026(1)	$27,180	$3,448	$30,628
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.
(2) Changes in goodwill due to acquisitions are related to Frontier and another immaterial transaction. See Note 3 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At March 31, 2026			At December 31, 2025
(dollars in millions)	Gross Amount(1)	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (6 to 13 years)	$6,879	$(3,289)	$3,590	$4,243	$(3,116)	$1,127
Non-network internal-use software (3 to 7 years)	28,554	(20,263)	8,291	28,749	(20,301)	8,448
Other (4 to 25 years)	2,738	(1,820)	918	2,676	(1,793)	883
Total	$38,171	$(25,372)	$12,799	$35,668	$(25,210)	$10,458
(1) Other intangible assets include assets acquired as a result of the Frontier acquisition. See Note 3 for additional information.

The amortization expense for Other intangible assets was as follows:

Three Months Ended
(dollars in millions)	March 31,
2026	$836
2025	734

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2026	$2,534
2027	2,885
2028	2,316
2029	1,475
2030	1,212
2031	851

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the unsecured debt securities of the Company and its subsidiaries that occurred during the three months ended March 31, 2026, excluding acquisition-related activity which is detailed under the Debt Assumed section below.

Repayments and Repurchases

(dollars in millions)	Principal Repaid/ Repurchased	Amount Paid(1)
Verizon floating rate notes due 2026	$206	$208
Open market repurchases of various Verizon notes	620	504
Total		$712
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

Issuances

(dollars in millions)	Principal Amount Issued		Net Proceeds(1)
Verizon 4.246% junior subordinated notes due 2056(2)		€2,250	$2,646
Verizon 5.743% junior subordinated notes due 2056(2)		£600	809
Verizon floating rate junior subordinated notes due 2056(2)	A$	800	569
Verizon 6.745% junior subordinated notes due 2056(2)	250		178
Verizon 7.166% junior subordinated notes due 2056(2)	250		178
Total			$4,380
(1) Net proceeds were net of underwriting discounts and other issuance costs. In addition, for securities denominated in a currency other than the U.S. dollar, net proceeds are shown on a U.S. dollar equivalent basis. See Note 7 for additional information on derivative activity related to the issuances.
(2) Notes are subordinate to our senior unsecured notes and have an interest rate reset and deferral features. See Note 7 for additional information on derivative activity related to these transactions.

Debt Assumed
On January 20, 2026, we completed the acquisition of Frontier. In connection with this acquisition, we assumed approximately $12.9 billion of debt measured at fair value as of the Acquisition Date. The principal amount of the debt assumed was $12.7 billion as of the Acquisition Date. During the three months ended March 31, 2026, we repaid approximately $6.4 billion of the principal amount of debt assumed as part of the acquisition. At March 31, 2026, the carrying value of the remaining principal amount of debt assumed was $6.3 billion, primarily consisting of unsecured notes, and reported in our condensed consolidated balance sheet.

Commercial Paper Program
During the three months ended March 31, 2026, we issued $983 million in net proceeds and made $983 million in principal repayments of commercial paper. These transactions are reflected within Cash flow from financing activities in our condensed consolidated statements of cash flows on a net basis. As of March 31, 2026, we had no commercial paper outstanding.

Asset-Backed Debt
As of March 31, 2026, the carrying value of our asset-backed debt was $30.0 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors), loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks), and sales of residual interests under our ABS Notes and certain ABS Financing Facilities (Class R Interest) under a master repurchase agreement (master repurchase agreement) with a bank (the Counterparty). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt for ABS Notes and ABS Financing Facilities, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities and the ABS Notes and ABS Financing Facilities, as applicable, which represent the rights to all funds not needed to make required payments on such asset-backed debt and other related payments and expenses.

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

ABS Notes
During the three months ended March 31, 2026, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
March 2026
Series 2026-1
A-1a Senior class notes	3.940	1.94	$1,103
A-1b Senior class notes	Compounded SOFR + 0.400(1)	1.94	368
B Junior class notes	4.190	1.94	—
C Junior class notes	4.430	1.94	67
Total			$1,538
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes.

Under the terms of each series of ABS Notes outstanding as of March 31, 2026, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the three months ended March 31, 2026, we made aggregate principal repayments of $1.0 billion in connection with an anticipated redemption of ABS Notes.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 and most recently renewed in 2025 (2021 ABS Financing Facility), we borrowed an additional $2.3 billion in January 2026, borrowed an additional $1.0 billion in February 2026, prepaid an aggregate of $2.3 billion in March 2026 and borrowed an additional $100 million in March 2026. The aggregate outstanding balance under the 2021 ABS Financing Facility was $6.7 billion as of March 31, 2026. In April 2026, we prepaid an aggregate of $500 million under the loan agreement outstanding in connection with the 2021 ABS Financing Facility.

The aggregate outstanding balance under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2025 was $5.0 billion as of March 31, 2026. In April 2026, we prepaid an aggregate of $224 million under the loan agreement outstanding in connection with the 2022 ABS Financing Facility.

Master Repurchase Agreement
In January 2026, we amended the master repurchase agreement originally entered into in 2025 to increase the maximum capacity thereunder to approximately $2.5 billion. During the three months ended March 31, 2026, we received $1.3 billion under the master repurchase agreement. The aggregate amount outstanding was $2.5 billion as of March 31, 2026 and is collateralized by certain Class R interest. The master repurchase agreement has a remaining maturity of less than one year and is classified as Debt maturing within one year in our condensed consolidated balance sheets. The estimated fair value of such Class R Interest was $3.4 billion as of March 31, 2026.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At March 31,	At December 31,
(dollars in millions)	2026	2025
Assets
Accounts receivable, net	$18,547	$18,421
Prepaid expenses and other	98	298
Other assets	12,246	11,753

Liabilities
Accounts payable and accrued liabilities	38	34
Debt maturing within one year	17,166	14,863
Long-term debt	12,742	12,204

The Accounts receivable, net amounts above do not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

In connection with the Frontier acquisition, we acquired certain securitization entities that meet the definition of a VIE and we are the primary beneficiary for these entities similar to the ABS Entities described above. Therefore, the assets, liabilities and activities of these entities are included in the amounts presented on the face of our condensed consolidated balance sheets. As of March 31, 2026, all asset-backed debt issued through these entities has been extinguished and we are in the process of dissolving or merging these entities and transferring the remaining assets to operating business entities.

Long-Term Credit Facilities

			At March 31, 2026
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,976	$—
Various export credit facilities(2)	2026 - 2033	11,950	85	5,924
Total		$23,950	$12,061	$5,924
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of March 31, 2026, there have been no drawings against the revolving credit facility since its inception.
(2) During the three months ended March 31, 2026, we drew down approximately $1.6 billion. During the three months ended March 31, 2025, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the three months ended March 31, 2026 and 2025, we financed, primarily through alternative financing arrangements, the purchase of approximately $1.1 billion and $627 million, respectively, of long-lived assets consisting primarily of network equipment. During the three months ended March 31, 2026, we also assumed $428 million of financing arrangements in connection with the acquisition of Frontier. As of March 31, 2026 and December 31, 2025, $3.8 billion and $3.0 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended March 31, 2026 and 2025, we recorded net debt extinguishment gains of $95 million and $90 million, respectively. The net gains are recorded in Other income, net in our condensed consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the total cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of March 31, 2026, $614 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At March 31, 2026
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$16,565	$5,983	$5,418	$27,966
Less Allowance for credit losses	859	253	199	1,311
Accounts receivable, net of allowance	$15,706	$5,730	$5,219	$26,655
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at March 31, 2026 and December 31, 2025, are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $30.6 billion and $30.0 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. Included in Accounts receivable, net at March 31, 2026 and December 31, 2025, are net other receivables of $880 million and $1.4 billion, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At March 31,	At December 31,
(dollars in millions)	2026	2025
Device payment plan agreement receivables, gross	$33,611	$34,004
Unamortized imputed interest	(1,038)	(1,053)
Device payment plan agreement receivables, at amortized cost	32,573	32,951
Allowance(1)	(1,693)	(1,628)
Device payment plan agreement receivables, net	$30,880	$31,323

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$15,706	$15,777
Other assets	15,174	15,546
Device payment plan agreement receivables, net	$30,880	$31,323
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At March 31, 2026 and December 31, 2025, the amount of trade-in liability was $305 million and $332 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the three months ended March 31, 2026, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2026	2025	2024 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$1,241	$3,428	$1,521	$6,190
Existing customers	3,783	14,543	8,057	26,383
Total	$5,024	$17,971	$9,578	$32,573
Gross write-offs
New customers	$—	$140	$62	$202
Existing customers	—	52	71	123
Total	$—	$192	$133	$325
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on March 31, 2026.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the three months ended March 31, 2026, by year of origination:

	Year of Origination
(dollars in millions)	2026	2025 and prior	Total
Wireless service receivables, at amortized cost	$5,716	$267	$5,983
Gross write-offs	17	112	129

The data presented in the table above was last updated on March 31, 2026.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2026	$1,628	$244
Current period provision for expected credit losses	376	125
Write-offs charged against the allowance	(325)	(129)
Recoveries collected	14	13
Balance at March 31, 2026	$1,693	$253
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At March 31,
(dollars in millions)	2026
Unbilled	$30,998
Billed:
Current	1,166
Past due	409
Device payment plan agreement receivables, at amortized cost	$32,573

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$35	$—	$35
Cross currency swaps	—	12	—	12
Other assets:
Marketable equity securities	516	—	—	516
Fixed income securities	—	345	—	345
Cross currency swaps	—	1,010	—	1,010
Total	$516	$1,402	$—	$1,918

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$2,150	$—	$2,150
Cross currency swaps	—	264	—	264
Foreign exchange forwards	—	4	—	4
Other liabilities:
Interest rate swaps	—	2,899	—	2,899
Cross currency swaps	—	1,362	—	1,362
Total	$—	$6,679	$—	$6,679
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the carrying amount of our investments without readily determinable fair values was $657 million and $710 million, respectively. During the three months ended March 31, 2026, there were no adjustments due to observable price changes and there were insignificant impairment charges. As of March 31, 2026, cumulative adjustments due to observable price changes and impairment charges were $191 million and $155 million, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At March 31, 2026	$169,215	$96,509	$69,767	$—	$166,276
At December 31, 2025	155,639	91,664	62,640	—	154,304

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At March 31,	At December 31,
(dollars in millions)	2026	2025
Interest rate swaps	$23,674	$23,674
Cross currency swaps	40,482	36,074
Foreign exchange forwards	590	570

The following tables summarize the activities of our designated derivatives:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Interest Rate Swaps:
Notional value entered into	$—	$—
Notional value settled	—	—
Pre-tax gain recognized in Interest expense	3	—
Cross Currency Swaps:
Notional value entered into	3,836	—
Notional value settled	—	359
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	(601)	1,078
Pre-tax gain (loss) on hedged debt recognized in Interest expense	601	(1,078)
Excluded components recognized in Other comprehensive loss	(229)	(848)
Initial value of the excluded component amortized into Interest expense	22	23

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Other, net Cash Flows from Financing Activities:
Cash paid for settlement of cross currency swaps, net	$—	$(73)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At March 31,	At December 31,
(dollars in millions)	2026	2025
Carrying amount of hedged liabilities	$18,840	$18,815
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,814)	(4,841)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	205	214

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three months ended March 31, 2026 and March 31, 2025, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive loss. Unrealized gains or losses on excluded components are recorded in Other comprehensive loss and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. For the fair value hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the three months ended March 31, 2026 and March 31, 2025, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive loss related to cash flow hedges. See Note 9 for additional information. We estimate that $84 million will be amortized into Interest expense within the next 12 months.

We also enter into undesignated cross currency swaps to mitigate our foreign currency and interest rate risk on our foreign currency denominated debt. We recognize gains and losses resulting from changes in the fair value of these swaps in Interest expense.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In January 2026, we de-designated the existing net investment hedge and re-designated the same Euro-denominated note in a new net investment hedge including additional foreign subsidiaries. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both March 31, 2026 and December 31, 2025.

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

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Foreign Exchange Forwards:
Notional value entered into	$1,555	$1,990
Notional value settled	1,535	1,880
Pre-tax gain (loss) recognized in Other income, net	(12)	29
Cross Currency Swaps:
Notional value entered into	572	—
Notional value settled	—	—
Pre-tax loss recognized in Interest expense	(21)	—
Treasury Rate Locks:
Notional value entered into	—	250
Notional value settled	—	250
Pre-tax gain recognized in Interest expense	—	3

Foreign Exchange Forwards
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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both March 31, 2026 and December 31, 2025, we did not hold any collateral. At both March 31, 2026 and December 31, 2025, we posted $1.1 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended March 31,	2026	2025	2026	2025
Service cost - Cost of services	$48	$34	$6	$7
Service cost - Selling, general and administrative expense	—	5	—	2
Service cost	$48	$39	$6	$9

Amortization of prior service cost (credit)	$33	$28	$(31)	$(32)
Expected return on plan assets	(177)	(134)	(7)	(7)
Interest cost	119	103	129	136
Remeasurement gain, net	(18)	—	(219)	—
Other components	$(43)	$(3)	$(128)	$97

Total	$5	$36	$(122)	$106

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income, net.

Severance Payments
During the three months ended March 31, 2026, we paid severance benefits of $973 million primarily related to separations in connection with the workforce reduction initiatives announced in the prior year. At March 31, 2026, we had a remaining severance liability of $699 million, a portion of which includes future contractual payments to employees separated as part of the workforce reduction initiatives.

Employer Contributions
During the three months ended March 31, 2026 and March 31, 2025, we made no contributions to our qualified pension plans and made insignificant contributions to our nonqualified pension plans.

In April 2026, we made an insignificant required contribution to our recently acquired Frontier Communications pension plan. See Note 3 for additional information on recent acquisitions. An additional insignificant required qualified pension plan contribution is expected through December 31, 2026. No significant changes are expected with respect to the nonqualified pension and other postretirement benefit plans contributions in 2026.

2026 Collective Bargaining Negotiations
In March 2026, union members ratified the extension of our East collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers for four years until August 3, 2030.

During the three months ended March 31, 2026, amendments were made to certain pension and other postretirement benefit plans for certain union represented employees as a result of the collective bargaining negotiations. The plan amendments resulted in an increase in our defined benefit pension plan obligations of $546 million and an increase in our other postretirement benefit plan obligations of $56 million, which have been recorded as a decrease to Accumulated other comprehensive income of $451 million (net of taxes of $151 million).

Remeasurement Gain, net
During the three months ended March 31, 2026, we recorded a net pre-tax pension and benefits credit of $237 million in certain pension and postretirement benefit plans resulting from amendments to our collective bargaining agreements. This was primarily driven by a credit of $412 million due to an increase in our discount rate assumption used to determine the current year liabilities of certain plans from a weighted-average of 5.7% for the pension plans and 5.4% for the postretirement plans at December 31, 2025 to a weighted-average of 5.9% for the pension plans and 5.7% for the postretirement plans at March 31, 2026, partially offset by a charge of $175 million primarily resulting from the difference between our estimated and our actual return on certain pension plan assets. The net credit was recorded in Other income, net, in our condensed consolidated statement of income.

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended March 31,
		2026		2025
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,372		13,466
Other		(109)		(51)
Balance at end of period		13,263		13,415

Retained Earnings
Balance at beginning of period		94,744		89,110
Net income attributable to Verizon		5,045		4,879
Dividends declared ($0.7075, $0.6775 per share)		(2,965)		(2,861)
Balance at end of period		96,824		91,128

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,727)		(923)
Foreign currency translation adjustments		(28)		67
Unrealized gain on cash flow hedges		23		21
Unrealized loss on fair value hedges		(188)		(653)
Unrealized loss on marketable securities		(3)		1
Defined benefit pension and postretirement plans		(449)		(2)
Other comprehensive loss		(645)		(566)
Balance at end of period attributable to Verizon		(2,372)		(1,489)

Treasury Stock
Balance at beginning of period	(74,258)	(3,255)	(81,753)	(3,583)
Shares purchased	(50,758)	(2,500)	—	—
Employee plans	9,142	420	6,575	288
Balance at end of period	(115,874)	(5,335)	(75,178)	(3,295)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		897		738
Restricted stock equity grant		141		191
Amortization		(538)		(395)
Balance at end of period		500		534

Noncontrolling Interests
Balance at beginning of period		1,281		1,338
Total comprehensive income		101		104
Distributions and other		(69)		(127)
Balance at end of period		1,313		1,315
Total Equity		$104,622		$102,037

Common Stock
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

In February 2026, we entered into ASR agreements with certain financial institution counterparties to repurchase shares of our common stock in exchange for an upfront payment of $2.5 billion and received an initial delivery of 45,116,772 shares of common stock using a reference price of $47.10. In March 2026, the ASR transactions were completed, and we received an additional 5,641,251 shares. This resulted in a total of 50,758,023 shares repurchased under the ASR agreements at an average repurchase price of $49.25, not including related excise tax. The initial and additional shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares. At March 31, 2026, the maximum remaining aggregate consideration that could be paid by or on behalf of Verizon under our share repurchase program was $22.5 billion.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 9.1 million shares of common stock issued from treasury stock during the three months ended March 31, 2026.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized loss on fair value hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2026	$(607)	$(989)	$(328)	$—	$197	$(1,727)
Excluded components recognized in other comprehensive income	—	—	(172)	—	—	(172)
Other comprehensive loss	(28)	—	—	(3)	(451)	(482)
Amounts reclassified to net income	—	23	(16)	—	2	9
Net other comprehensive income (loss)	(28)	23	(188)	(3)	(449)	(645)
Balance at March 31, 2026	$(635)	$(966)	$(516)	$(3)	$(252)	$(2,372)

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
Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communication services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. Our wireline services are provided in 31 U.S. states and Washington D.C. over our 100% fiber-optic network through our fiber product portfolio, as well as over a traditional copper-based network.

Verizon Business Group
Our Business segment provides wireless and wireline communication services and products, including mobility communication services, FWA and wireline broadband, Internet of Things (IoT) connectivity solutions, advanced communication services, corporate networking solutions, local and long distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

Our Consumer segment's wireless and wireline products and services are available to our retail customers, as well as resellers that purchase wireless network access from us on a wholesale basis. Our Business segment's wireless and wireline products and services are available to our enterprise and public sector, small and medium business, and wholesale customers. Beginning in the first quarter of 2026, Verizon is reporting Consumer and Business revenue disaggregated by products and services as follows: Mobility and broadband service revenue, Wireless equipment revenue and Other revenue.

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

The following table provides operating financial information for our two reportable segments:

				Three Months Ended March 31,
	2026			2025
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Mobility and broadband service(1)	$19,108	$3,681	$22,789	$18,728	$3,710	$22,438
Wireless equipment	4,824	857	5,681	4,532	866	5,398
Other(2)	2,449	2,874	5,323	2,285	2,703	4,988
Intersegment revenues	72	7	79	73	7	80
Total Operating Revenues	26,453	7,419	33,872	25,618	7,286	32,904

Operating Expenses(3)
Cost of wireless equipment	5,303	1,202	6,505	4,912	1,194	6,106
Centrally managed network and shared service costs(4)	4,430	2,449	6,879	4,521	2,482	7,003
Depreciation and amortization expense	3,730	1,081	4,811	3,543	1,020	4,563
Other segment expenses(5)	5,276	1,803	7,079	5,218	1,926	7,144
Total Operating Expenses	18,739	6,535	25,274	18,194	6,622	24,816
Operating Income	$7,714	$884	$8,598	$7,424	$664	$8,088
(1) Mobility and broadband service revenue primarily includes revenue from mobility communication services, FWA broadband, Fios internet and other fiber-based services.
(2) Other revenue primarily includes revenue from wireline products that provide legacy voice, video and data solutions, as well as broadband solutions over a traditional copper-based network. Other revenue also includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.
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

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Total reportable segments operating revenues	$33,872	$32,904
Corporate and other	647	660
Eliminations	(79)	(79)
Total consolidated operating revenues	$34,440	$33,485

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Total reportable segments operating income	$8,598	$8,088
Corporate and other	(82)	(102)
Other components of net periodic benefit charges (Note 8)	(13)	(8)
Acquisition and integration related charges	(261)	—
Total consolidated operating income	8,242	7,978

Equity in earnings of unconsolidated businesses	5	6
Other income, net	477	121
Interest expense	(1,940)	(1,632)
Income Before Provision For Income Taxes	$6,784	$6,473

No single customer accounted for more than 10% of our total operating revenues during the three months ended March 31, 2026 or 2025.

The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of March 31, 2026 and December 31, 2025, $533 million and $723 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

Verizon is currently involved in numerous federal district court actions alleging that Verizon is infringing various patents. Most of these cases are brought by non-practicing entities and effectively seek only monetary damages; a small number are brought by companies that have sold products and could seek injunctive relief as well. These cases have progressed to various stages and a small number may have gone to trial or may go to trial in the coming 12 months if they are not otherwise resolved.

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

As of March 31, 2026, Verizon had 29 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Twenty-two of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

Highlights of Our Financial Results for the Three Months Ended March 31, 2026 and 2025
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended March 31, 2026 and 2025
———
Note: Excludes eliminations.

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communication services and products. Our wireless services are provided across one of the most extensive wireless networks in the United States (U.S.) under the Verizon family of brands and through wholesale and other arrangements. We also provide fixed wireless access (FWA) broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. Our wireline services are provided in 31 U.S. states and Washington D.C. over our 100% fiber-optic network through our fiber product portfolio, as well as over a traditional copper-based network.

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

The Consumer segment's operating revenues for the three months ended March 31, 2026 totaled $26.5 billion, representing an increase of 3.3% compared to the similar period in 2025. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance.

Verizon Business Group
Our Business segment provides wireless and wireline communication services and products, including mobility communication services, FWA and wireline broadband, Internet of Things (IoT) connectivity solutions, advanced communication services, corporate networking solutions, local and long distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

The Business segment's operating revenues for the three months ended March 31, 2026 totaled $7.4 billion, representing an increase of 1.8% compared to the similar period in 2025. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance.

Corporate and Other
Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the historical results of divested businesses and other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore are included in the chief operating decision maker's (CODM) assessment of segment performance. See "Consolidated Results of Operations" for additional information regarding Corporate and other results.

Capital Expenditures and Investments
Our strategy requires significant capital investments primarily to invest in and deploy fiber, acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. During the three months ended March 31, 2026, these investments included $4.2 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2026 are expected to be within the range of $16.0 billion to $16.5 billion.

Global Networks and Technology
We design, build and operate networks to provide connectivity and related services meeting the needs of our diverse customers, including consumers, businesses, government organizations, first responders, and educational institutions.

We have a portfolio of spectrum holdings, including C-Band and millimeter wave spectrum, and are constantly transforming our networks by leveraging innovation and new technologies to deliver improved network performance and efficiency. Our networks leverage advanced technologies, including 5G wireless, fiber-based transport, cloud infrastructures, artificial intelligence (AI) and automation, private networks and IP routing solutions. We are using the benefits of cloud computing and storage to virtualize aspects of our network infrastructure. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems to increase coverage, improve quality of service and add capacity to accommodate an increasing number of users.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

During the first quarter of 2026, Verizon revised its presentation of revenue reporting for its reportable segments - Consumer and Business. Accordingly, beginning in the first quarter of 2026, Verizon is reporting Consumer and Business revenue disaggregated by products and services as follows: Mobility and broadband service revenue, Wireless equipment revenue and Other revenue. In the first quarter of 2026, Verizon also made changes to the presentation of certain operating metrics, and going forward will only disclose operating metrics on a consolidated basis.

Consolidated Operating Revenues

	Three Months Ended
	March 31,		Increase/(Decrease)
(dollars in millions)	2026	2025
Consumer	$26,453	$25,618	$835	3.3%
Business	7,419	7,286	133	1.8
Corporate and other	647	660	(13)	(2.0)
Eliminations	(79)	(79)	—	—
Consolidated Operating Revenues	$34,440	$33,485	$955	2.9

Consolidated operating revenues increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to revenue increases in our Consumer and Business segments.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended
	March 31,		Increase/(Decrease)
(dollars in millions)	2026	2025
Cost of services	$7,167	$6,950	$217	3.1%
Cost of wireless equipment	6,506	6,106	400	6.6
Selling, general and administrative expense	7,633	7,874	(241)	(3.1)
Depreciation and amortization expense	4,892	4,577	315	6.9
Consolidated Operating Expenses	$26,198	$25,507	$691	2.7

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

Cost of services increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily as a result of:
•an increase of $174 million in personnel costs driven by an increase in employee headcount following the acquisition of Frontier Communications Parent, Inc. (Frontier);
•an increase of $114 million in building and facility costs primarily due to higher utility rates along with maintaining additional buildings and facilities due to the acquisition of Frontier in 2026; and
•a decrease of $83 million in access costs primarily related to cessation of certain third-party provider costs along with a decrease in circuit usage.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to:
•an increase of $315 million driven by a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $85 million driven by a higher volume of wireless devices sold primarily related to an increase in upgrades.

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

Selling, general and administrative expense decreased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily as a result of:
•a decrease of $282 million in advertising costs related to various marketing campaigns in the first quarter of 2025 that did not reoccur;
•a decrease of $121 million in personnel costs related to the impact of workforce reduction initiatives announced in the prior year; and
•an increase of $261 million related to acquisition and integration related charges recorded in 2026 associated with the acquisition of Frontier.

See "Special Items" for additional information on the acquisition and integration related charges.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to the change in the mix of net depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition, and the continued deployment of C-Band network assets.

Consolidated Operating Statistics
To aid in the understanding of our performance, management uses the following operating statistics to evaluate the overall effectiveness of our business. We believe these operating statistics are useful to investors and other users of our financial information because they provide additional insight into drivers of our operating results, key trends and performance relative to our peers. These operating statistics may be determined or calculated differently by other companies and may not be directly comparable to those statistics of other companies.

Wireless retail connections are retail customer device postpaid and prepaid connections as of the end of the period. Wireless retail connections under an account may include those from smartphones and basic phones (collectively, phones), postpaid and prepaid FWA, as well as tablets and other internet devices, wearables and retail IoT devices. Wireless retail connections are calculated by adding total retail postpaid and prepaid new connections in the period to prior period retail connections, and subtracting total retail postpaid and prepaid disconnects in the period.

Wireless retail postpaid connections are retail postpaid customer device connections as of the end of the period. Wireless retail postpaid connections under an account may include those from phones, postpaid FWA, as well as tablets and other internet devices, wearables and retail IoT devices. Wireless retail postpaid connections are calculated by adding retail postpaid new connections in the period to prior period retail postpaid connections, and subtracting retail postpaid disconnects in the period.

Wireless retail postpaid phone connections are retail postpaid customer phone connections as of the end of the period. Wireless retail postpaid phone connections under an account include those from smartphones and basic phones. Wireless retail postpaid phone connections are calculated by adding retail postpaid phone new connections in the period to prior period retail postpaid phone connections, and subtracting retail postpaid phone disconnects in the period.

Wireless retail core prepaid connections are wireless retail prepaid customer device connections, excluding our SafeLink brand, as of the end of the period. Wireless retail core prepaid connections may include those from phones, prepaid FWA, as well as tablets and other internet devices, and wearables. Wireless retail core prepaid connections are calculated by adding retail core prepaid new connections in the period to prior period retail core prepaid connections, and subtracting retail core prepaid disconnects in the period.

Fiber broadband connections are the total number of connections to the internet using fiber broadband services (which exclude solutions provided over a traditional copper-based network) as of the end of the period. Fiber broadband connections are calculated by adding fiber broadband new connections in the period to prior period fiber broadband connections, and subtracting fiber broadband disconnects in the period.

FWA broadband connections are the total number of postpaid and prepaid connections to the internet through our 5G or 4G LTE wireless networks as of the end of the period, including postpaid, prepaid and IoT FWA. FWA broadband connections are calculated by adding FWA broadband new connections in the period to prior period FWA broadband connections, and subtracting FWA broadband disconnects in the period.

Total broadband connections are the total number of connections to the internet using fiber broadband and FWA broadband services as of the end of the period. Total broadband connections are calculated by adding total broadband new connections in the period to prior period total broadband connections, and subtracting total broadband disconnects in the period.

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

Wireless retail postpaid phone connections, net additions are the total number of additional retail customer postpaid phone connections, less the number of postpaid phone disconnects in the period. Wireless retail postpaid phone connections, net additions in each period presented are calculated by subtracting the retail postpaid phone disconnects from the retail postpaid phone new connections in the period.

Wireless retail core prepaid connections, net additions are the total number of additional retail customer device core prepaid connections, less the number of device disconnects in the period. Wireless retail core prepaid connections, net additions in each period presented are calculated by subtracting the retail core prepaid disconnects from the retail core prepaid new connections in the period.

Fiber broadband connections, net additions are the total number of additional fiber broadband connections, less the number of fiber broadband disconnects in the period. Fiber broadband connections, net additions are calculated by subtracting the fiber broadband disconnects from the fiber broadband new connections in the period.

FWA broadband connections, net additions are the total number of additional FWA broadband connections, less the number of FWA broadband disconnects in the period. FWA broadband connections, net additions in each period presented are calculated by subtracting the FWA broadband disconnects from the FWA broadband new connections in the period.

Total broadband connections, net additions are the total number of additional total broadband connections, less the number of total broadband disconnects in the period. Total broadband connections, net additions in each period presented are calculated by subtracting the total broadband disconnects from the total broadband new connections in the period.

Wireless retail postpaid ARPA is the calculated average wireless retail postpaid service revenue per account (ARPA) from wireless retail postpaid accounts in the period. Wireless retail postpaid service revenue does not include recurring device payment plan billings related to the Verizon device payment program, insurance premiums or regulatory fees. Wireless retail postpaid ARPA in each period presented is calculated by dividing wireless retail postpaid service revenue by the average wireless retail postpaid accounts in the period.

Wireless retail core prepaid ARPU is the calculated average wireless retail core prepaid service revenue, excluding our SafeLink brand, per unit (core prepaid connection) (ARPU) in the period. Wireless retail core prepaid ARPU in each period presented is calculated by dividing wireless retail core prepaid service revenue by the average wireless retail core prepaid connections in the period.

Wireless retail postpaid phone churn is the rate at which service to retail postpaid phone connections is terminated on average in the period. The wireless retail postpaid phone churn rate in each period presented is calculated by dividing wireless retail postpaid phone disconnects by the average wireless retail postpaid phone connections in the period.

Wireless retail core prepaid churn is the rate at which service to core prepaid connections is terminated on average in the period. The wireless retail core prepaid churn rate in each period presented is calculated by dividing wireless core prepaid disconnects by the average wireless core prepaid connections in the period.

Wireless retail postpaid connections, upgrade rate is the rate at which retail postpaid connections upgrade retail postpaid devices (phones, tablets, and other devices) in the period. Wireless retail postpaid connections, upgrade rate is calculated by dividing the number of retail postpaid connections that have upgraded a retail postpaid device in the period by the average retail postpaid connections for the period.

Where applicable, our operating statistics discussed above and the operating results presented in the following table reflect certain adjustments, including those related to migration activity among different types of devices and plans, customer profile changes, product-related changes and adjustments in connection with mergers, acquisitions and divestitures.

	Three Months Ended
	March 31,		Increase/(Decrease)
	2026	2025
Connections (‘000):
Wireless retail	146,798	145,974	824	0.6%
Wireless retail postpaid	126,499	125,744	755	0.6
Wireless retail postpaid phone	93,920	93,214	706	0.8
Wireless retail core prepaid	19,279	18,977	302	1.6

Fiber broadband	10,757	7,581	3,176	41.9
FWA broadband	6,006	4,845	1,161	24.0
Total broadband(1)	16,763	12,426	4,337	34.9

Net Additions (‘000):
Wireless retail	(116)	(65)	(51)	(78.5)
Wireless retail postpaid	(196)	(159)	(37)	(23.3)
Wireless retail postpaid phone	55	(289)	344	nm
Wireless retail core prepaid	115	137	(22)	(16.1)

Fiber broadband	127	45	82	nm
FWA broadband	214	308	(94)	(30.5)
Total broadband(1)	341	353	(12)	(3.4)

Account Statistics:
Wireless retail postpaid ARPA	$166.66	$169.81	$(3.15)	(1.9)
Wireless retail core prepaid ARPU	$33.31	$31.92	$1.39	4.4

Churn Rate:
Wireless retail postpaid phone	0.97%	0.95%
Wireless retail core prepaid	3.45%	3.47%

Wireless Retail Postpaid Connection Statistics:
Upgrade rate	3.0%	2.8%
(1) Total broadband excludes solutions provided over a traditional copper-based network.
Where applicable, historical results have been recast to conform to the current period presentation.
nm - not meaningful

Other Consolidated Results
Other Income, Net

	Three Months Ended
	March 31,		Increase
(dollars in millions)	2026	2025
Interest income	$147	$63	$84	nm
Other components of net periodic benefit income (cost)	171	(94)	265	nm
Net debt extinguishment gains	95	90	5	5.6%
Other, net	64	62	2	3.2
Other Income, Net	$477	$121	$356	nm
nm - not meaningful

Other income, net, reflects certain items not directly related to our core operations, including interest income, debt extinguishment gains and losses, components of net periodic pension and postretirement benefit income and cost and certain foreign exchange gains and losses.

Other income, net increased for the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to:
•a net pension and postretirement benefits remeasurement gain of $237 million in 2026; and
•an increase of $57 million in paid-in-kind interest earned on certain preferred investments.

See Note 8 to the condensed consolidated financial statements for more information on the other components of net periodic benefit income (cost).

Interest Expense

	Three Months Ended
	March 31,		Increase/(Decrease)
(dollars in millions)	2026	2025
Total interest costs on debt balances	$2,109	$1,829	$280	15.3%
Less capitalized interest costs	169	197	(28)	(14.2)
Interest Expense	$1,940	$1,632	$308	18.9

Average debt outstanding(1)(3)	$168,482	$144,024
Effective interest rate(2)(3)	5.0%	5.1%
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

Total interest expense increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily as a result of an increase in interest costs due to higher average debt balances.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
(dollars in millions)	2026	2025
Provision for income taxes	$1,638	$1,490	$148	9.9%
Effective income tax rate	24.1%	23.0%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The increase in the provision for income taxes during the three months ended March 31, 2026 compared to the similar period in 2025 was primarily due to the increase in income before income taxes in the current period. The increase in the effective income tax rate during the three months ended March 31, 2026 compared to the similar period in 2025 was primarily related to the one time impact of the Frontier acquisition.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.7 billion and $2.6 billion at March 31, 2026 and December 31, 2025, respectively. Interest and penalties related to unrecognized tax benefits were $787 million (after-tax) and $751 million (after-tax) at March 31, 2026 and December 31, 2025, respectively.

Verizon Communications Inc. and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As a large taxpayer, we are under audit by the Internal Revenue Service and multiple state and foreign jurisdictions for various open tax years.

Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA
Consolidated earnings before interest, taxes, depreciation and amortization (Consolidated EBITDA) and Consolidated Adjusted EBITDA, which are presented below, are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions, as well as in evaluating operating performance in relation to Verizon's competitors. Consolidated EBITDA is calculated by adding back interest, taxes, depreciation and amortization expense to net income.

Consolidated Adjusted EBITDA is calculated by excluding from Consolidated EBITDA the effect of the following non-operational items: equity in earnings and losses of unconsolidated businesses and other income and expense, net, as well as the effect of certain special items. Consolidated Adjusted EBITDA is a non-GAAP financial measure that we believe provides relevant and useful information to management, investors and other users of our financial information in evaluating the effectiveness of our operations and underlying business trends. We believe that Consolidated Adjusted EBITDA is widely used by investors to compare a company’s operating performance to its competitors by minimizing impacts caused by differences in capital structure, taxes, and depreciation and amortization policies. Further, the exclusion of non-operational items and special items enables comparability to prior period performance and trend analysis. See "Special Items" for additional information.

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

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Consolidated Net Income	$5,146	$4,983
Add:
Provision for income taxes	1,638	1,490
Interest expense	1,940	1,632
Depreciation and amortization expense(1)	4,892	4,577
Consolidated EBITDA	$13,616	$12,682

Add (Less):
Other income, net(2)	$(477)	$(121)
Equity in earnings of unconsolidated businesses	(5)	(6)
Acquisition and integration related charges	261	—
Consolidated Adjusted EBITDA	$13,395	$12,555
(1) Includes Amortization of acquisition-related intangible assets, which were $240 million and $190 million during the three months ended March 31, 2026 and 2025, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits remeasurement gain of $237 million during the three months ended March 31, 2026. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three months ended March 31, 2026 compared to the similar period in 2025 were primarily a result of the factors described above in connection with consolidated operating revenues and consolidated operating expenses.

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

Verizon Consumer Group
Our Consumer segment provides consumer-focused wireless and wireline communication services and products. Our wireless services are provided across one of the most extensive wireless networks in the U.S. under the Verizon family of brands and through wholesale and other arrangements. We also provide FWA broadband through our 5G or 4G LTE networks as an alternative to traditional landline internet access. Our wireline services are provided in 31 U.S. states and Washington D.C. over our 100% fiber-optic network through our fiber product portfolio, as well as over a traditional copper-based network.

Operating Revenues

	Three Months Ended
	March 31		Increase
(dollars in millions)	2026	2025
Mobility and broadband service	$19,180	$18,801	$379	2.0%
Wireless equipment	4,824	4,532	292	6.4
Other	2,449	2,285	164	7.2
Total Operating Revenues	$26,453	$25,618	$835	3.3

Consumer's total operating revenues increased during the three months ended March 31, 2026 compared to the similar period in 2025 due to increases in Mobility and broadband service revenue, Wireless equipment revenue and Other revenue.

Mobility and Broadband Service Revenue
Mobility and broadband service revenue primarily includes revenue from mobility communication services, FWA broadband, Fios internet and other fiber-based services.

Mobility and broadband service revenue increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily as a result of:
•an increase of $508 million in fiber broadband revenue primarily due to the inclusion of Frontier results;
•an increase of $164 million related to growth in non-retail service revenue;
•an increase of $122 million in prepaid revenue primarily due to growth in the customer base; and
•a decrease of $414 million in postpaid revenue primarily related to the amortization of wireless equipment sales promotions, credits provided to customers in connection with the network outage in the first quarter of 2026 and acquisition related discounts, partially offset by higher adoption of perks and premium MyPlan offerings.

Wireless Equipment Revenue
Wireless equipment revenue includes revenue from a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches.

Wireless equipment revenue increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to:
•an increase of $204 million related to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $88 million driven by a higher volume of wireless devices sold primarily related to an increase in upgrades.

Other Revenue
Other revenue primarily includes revenue from wireline products that provide legacy voice, video and data solutions, as well as broadband solutions over a traditional copper-based network. Other revenue also includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to an increase of $133 million in legacy wireline revenue related to the inclusion of Frontier results.

Operating Expenses

	Three Months Ended
	March 31,		Increase/(Decrease)
(dollars in millions)	2026	2025
Cost of services	$4,820	$4,574	$246	5.4%
Cost of wireless equipment	5,303	4,912	391	8.0
Selling, general and administrative expense	4,886	5,165	(279)	(5.4)
Depreciation and amortization expense	3,730	3,543	187	5.3
Total Operating Expenses	$18,739	$18,194	$545	3.0

Cost of Services
Cost of services increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to:
•an increase of $114 million in personnel costs mainly driven by an increase in employee headcount following the acquisition of Frontier; and
•an increase of $71 million in building and facility costs primarily due to higher utility rates along with maintaining additional buildings and facilities due to the acquisition of Frontier in 2026.

Cost of Wireless Equipment
Cost of wireless equipment increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to:
•an increase of $270 million due to a shift to higher priced equipment in the mix of wireless devices sold; and
•an increase of $121 million driven by a higher volume of wireless devices sold primarily related to an increase in upgrades.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to a decrease of $257 million in advertising costs related to various marketing campaigns in the first quarter of 2025 that did not reoccur.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2026 compared to the similar period in 2025 driven by the change in the mix of total Verizon depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition, and Consumer's usage of those assets.

Segment Operating Income and Segment EBITDA
Segment earnings before interest, taxes, depreciation and amortization (Segment EBITDA) and Segment EBITDA margin are non-GAAP financial measures. We believe these measures are useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions, as well as because they are widely accepted financial measures used in evaluating the profitability of a company and its operating performance in relation to its competitors.

Segment EBITDA is calculated by adding back segment depreciation and amortization expense to segment operating income. Segment EBITDA margin is calculated by dividing Segment EBITDA by total segment operating revenues.

	Three Months Ended
	March 31,		Increase
(dollars in millions)	2026	2025
Segment Operating Income	$7,714	$7,424	$290	3.9%
Add Depreciation and amortization expense	3,730	3,543	187	5.3
Segment EBITDA	$11,444	$10,967	$477	4.3

Segment operating income margin(1)	29.2%	29.0%
Segment EBITDA margin	43.3%	42.8%
(1) Segment operating income margin reflects the profitability of the segment as a percentage of revenue. Segment operating income margin is calculated by dividing total segment operating income by total segment operating revenues.

The changes in the table above during the three months ended March 31, 2026 compared to the similar period in 2025 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

Verizon Business Group
Our Business segment provides wireless and wireline communication services and products, including mobility communication services, FWA and wireline broadband, IoT connectivity solutions, advanced communication services, corporate networking solutions, local and long distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

Operating Revenues

	Three Months Ended
	March 31,		Increase/(Decrease)
(dollars in millions)	2026	2025
Mobility and broadband service	$3,688	$3,717	$(29)	(0.8)%
Wireless equipment	857	866	(9)	(1.0)
Other	2,874	2,703	171	6.3
Total Operating Revenues	$7,419	$7,286	$133	1.8

Business's total operating revenues increased during the three months ended March 31, 2026 compared to the similar period in 2025 as a result of an increase in Other revenue, partially offset by decreases in Mobility and broadband service revenue and Wireless equipment revenue.

Mobility and Broadband Service Revenue
Mobility and broadband service revenue primarily includes revenue from mobility communication services, FWA broadband, Fios internet and other fiber-based services.

Mobility and broadband service revenue remained relatively flat during the three months ended March 31, 2026 compared to the similar period in 2025.

Wireless Equipment Revenue
Wireless equipment revenue includes revenue from a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches.

Wireless equipment revenue remained relatively flat during the three months ended March 31, 2026 compared to the similar period in 2025.

Other Revenue
Other revenue primarily includes revenue from wireline products that provide legacy voice, video and data solutions, as well as broadband solutions over a traditional copper-based network. Other revenue also includes fees that partially recover the direct and indirect costs of complying with regulatory and industry obligations and programs, leasing and interest recognized when equipment is sold to the customer by an authorized agent under a device payment plan agreement.

Other revenue increased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to an increase of $221 million in legacy wireline revenue related to the inclusion of Frontier results.

Operating Expenses

	Three Months Ended
	March 31,		Increase/(Decrease)
(dollars in millions)	2026	2025
Cost of services	$2,341	$2,376	$(35)	(1.5)%
Cost of wireless equipment	1,202	1,194	8	0.7
Selling, general and administrative expense	1,911	2,032	(121)	(6.0)
Depreciation and amortization expense	1,081	1,020	61	6.0
Total Operating Expenses	$6,535	$6,622	$(87)	(1.3)

Cost of Services
Cost of services decreased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily as a result of:
•a decrease of $91 million in access costs primarily related to cessation of certain third-party provider costs along with a decrease in circuit usage; and

•an increase of $51 million in personnel costs associated with third-party contracted resources.

Cost of Wireless Equipment
Cost of wireless equipment remained relatively flat during the three months ended March 31, 2026 compared to the similar period in 2025.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to a decrease of $167 million in personnel costs related to workforce reduction initiatives announced in the prior year.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during the three months ended March 31, 2026 compared to the similar period in 2025 driven by the change in the mix of total Verizon depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition, and Business's usage of those assets.

Segment Operating Income and Segment EBITDA
Segment EBITDA and Segment EBITDA margin are non-GAAP financial measures. See “Segment Results of Operations — Verizon Consumer Group — Segment Operating Income and Segment EBITDA” for additional details.

	Three Months Ended
	March 31,		Increase
(dollars in millions)	2026	2025
Segment Operating Income	$884	$664	$220	33.1%
Add Depreciation and amortization expense	1,081	1,020	61	6.0
Segment EBITDA	$1,965	$1,684	$281	16.7

Segment operating income margin(1)	11.9%	9.1%
Segment EBITDA margin	26.5%	23.1%
(1) Segment operating income margin reflects the profitability of the segment as a percentage of revenue. Segment operating income margin is calculated by dividing total segment operating income by total segment operating revenues.

The changes in the table above during the three months ended March 31, 2026 compared to the similar period in 2025 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$240	$190
Acquisition and integration related charges
Selling, general and administrative expense	261	—
Pension and benefits credits
Other income, net	(237)	—
Total	$264	$190
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Within Total Operating Expenses	$501	$190
Within Other income, net	(237)	—
Total	$264	$190

Amortization of Acquisition-Related Intangible Assets
During the three months ended March 31, 2026, and 2025 we recorded pre-tax amortization expense of $240 million and $190 million, respectively, related to acquired intangible assets.

Acquisition and Integration Related Charges
During the three months ended March 31, 2026, we recorded charges of $261 million related to transaction and integration expenses associated with the acquisition of Frontier.

Pension and Benefits Credits
During the three months ended March 31, 2026, we recorded a net pre-tax pension and benefits remeasurement gain of $237 million in certain pension and postretirement benefit plans resulting from amendments to our collective bargaining agreements. This was primarily driven by a gain of $412 million due to an increase in our discount rate assumption used to determine the current year liabilities of certain pension and postretirement benefit plans, partially offset by a loss of $175 million primarily resulting from the difference between our estimated and our actual return on certain pension plan assets.

Consolidated Financial Condition

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025	Change
Cash Flows Provided By (Used In)
Operating activities	$7,984	$7,782	$202
Investing activities	(13,573)	(3,752)	(9,821)
Financing activities	(5,278)	(5,893)	615
Decrease in cash, cash equivalents and restricted cash	$(10,867)	$(1,863)	$(9,004)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $202 million during the three months ended March 31, 2026 compared to the similar period in 2025 primarily due to an increase in earnings. In April 2026, we made an insignificant required contribution to our recently acquired Frontier Communications pension plan. We expect that there will be an additional insignificant required pension contribution through December 31, 2026.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the three months ended March 31, 2026 and 2025 were $4.2 billion and $4.1 billion, respectively. Capital expenditures increased $56 million during the three months ended March 31, 2026 compared to the similar period in 2025.

Acquisitions of Businesses, Net of Cash Acquired
During the three months ended March 31, 2026, we invested $9.5 billion in acquisitions of businesses, net of cash acquired.

In January 2026, we completed the acquisition of Frontier, a U.S. provider of broadband internet and other communication services. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $9.4 billion, net of cash acquired.

See "Acquisitions and Divestitures" for information on our acquisitions.

Acquisitions of Wireless Licenses
During the three months ended March 31, 2026 and 2025, we recorded capitalized interest related to wireless licenses of $82 million and $122 million, respectively.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the three months ended March 31, 2026, net cash used in financing activities was $5.3 billion. During the three months ended March 31, 2025, net cash used in financing activities was $5.9 billion.

During the three months ended March 31, 2026, our net cash used in financing activities was primarily driven by repayments of asset-backed long-term borrowings of $6.8 billion, repayments and repurchases of long-term borrowings and finance lease obligations of $4.3 billion, cash dividends paid of $2.9 billion and payments to purchase shares of our common stock of $2.5 billion. The repayments during the three months ended March 31, 2026 included approximately $6.4 billion for the principal amount of debt assumed as a part of the acquisition of Frontier. We expect to continue to repay the assumed debt from the Frontier acquisition throughout 2026. These payments were partially offset by proceeds from asset-backed long-term borrowings of $6.2 billion and proceeds from long-term borrowings of $6.0 billion.

At March 31, 2026, our total debt of $172.5 billion included unsecured debt of $142.5 billion and secured debt of $30.0 billion. At December 31, 2025, our total debt of $158.2 billion included unsecured debt of $131.1 billion and secured debt of $27.1 billion. During the three months ended March 31, 2026 and 2025, our effective interest rate was 5.0% and 5.1%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At March 31, 2026
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,976	$—
Various export credit facilities(2)	2026 - 2033	11,950	85	5,924
Total		$23,950	$12,061	$5,924
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of March 31, 2026, there have been no drawings against the revolving credit facility since its inception.
(2) During the three months ended March 31, 2026, we drew down approximately $1.6 billion. During the three months ended March 31, 2025, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Other, Net
Other, net cash flow from financing activities during the three months ended March 31, 2026 includes $450 million in payments related to vendor financing arrangements, $264 million in payments related to tax withholding of employee share based arrangements and $126 million in payments made under the sublease arrangement for our cell towers.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $2.9 billion in cash dividends during both the three months ended March 31, 2026 and 2025.

Common Stock
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

In February 2026, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock in exchange for an upfront payment of $2.5 billion and received an initial delivery of 45,116,772 shares of common stock using a reference price of $47.10. In March 2026, the ASR transactions were completed, and we received an additional 5,641,251 shares. This resulted in a total of 50,758,023 shares repurchased under the ASR agreements at an average repurchase price of $49.25, not including related excise tax. The initial and additional shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares. At March 31, 2026, the maximum remaining aggregate consideration that could be paid by or on behalf of Verizon under our share repurchase program was $22.5 billion.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at March 31, 2026 totaled $8.4 billion, a $10.7 billion decrease compared to December 31, 2025, primarily as a result of the factors discussed above.

Restricted cash totaled $266 million and $451 million as of March 31, 2026 and December 31, 2025, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025	Change
Net cash provided by operating activities	$7,984	$7,782	$202
Less Capital expenditures (including capitalized software)	4,201	4,145	56
Free cash flow	$3,783	$3,637	$146

The increase in free cash flow during the three months ended March 31, 2026 compared to the similar period in 2025 is a reflection of the increase in operating cash flows, partially offset by the increase in capital expenditures, both of which are discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both March 31, 2026 and December 31, 2025, we did not hold any collateral. At both March 31, 2026 and December 31, 2025, we posted $1.1 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of March 31, 2026, approximately 79% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $380 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At March 31, 2026 and December 31, 2025, the fair value of the liability of these contracts was $5.0 billion and $5.1 billion, respectively. At both March 31, 2026 and December 31, 2025, the total notional amount of the interest rate swaps was $23.7 billion.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At March 31, 2026, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At March 31, 2026 and December 31, 2025, the fair value of the asset of these contracts was $1.0 billion and $1.4 billion, respectively. At March 31, 2026 and December 31, 2025, the fair value of the liability of these contracts was $1.6 billion and $1.2 billion, respectively. At March 31, 2026 and December 31, 2025, the total notional amount of the cross currency swaps was $40.5 billion and $36.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We entered into Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both March 31, 2026 and December 31, 2025, the fair value of the asset and liability of these contracts was insignificant. At March 31, 2026 and December 31, 2025, the total notional amount of the foreign exchange forwards was $590 million and $570 million, respectively.

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

Frontier Communications Parent, Inc.
On January 20, 2026 (the Acquisition Date), we completed the acquisition of Frontier, a U.S. provider of broadband internet and other communication services, expanding our fiber broadband footprint to 31 U.S. states and Washington D.C. Pursuant to the Agreement and Plan of Merger, dated September 4, 2024, the Company's subsidiary merged with and into Frontier, with Frontier surviving such merger as a wholly owned subsidiary of the Company. At the effective time of the merger, each share of Frontier common stock issued and outstanding immediately prior to such time (subject to certain limited exceptions) was cancelled and converted into the right to receive an amount in cash equal to $38.50 per share, without interest. At the Acquisition Date, Verizon paid approximately $9.8 billion in cash, inclusive of cash acquired of $335 million, and assumed approximately $12.9 billion of Frontier's debt measured at fair value.

Other
On January 30, 2026, Verizon completed the acquisition of Starry Group Holdings, Inc. (Starry), a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. The aggregate cash consideration paid by Verizon at the closing of the transaction and the related assets acquired and liabilities assumed were immaterial.

Business Acquisitions
The financial results of Frontier and Starry are included in the Company’s consolidated results from January 20, 2026 and January 30, 2026, respectively. The aggregate operating revenues arising from these acquisitions and included in our condensed consolidated statements of income amounted to less than 5% of total operating revenues for the three months ended March 31, 2026.

See Note 3 to the condensed consolidated financial statements for additional information.

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

•system failures and disruptions to our networks and operations and any resulting financial, reputational or business impact;

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2026.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment.

There were no changes in the Verizon's internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings
In the ordinary course of business, Verizon is involved in various litigation and regulatory proceedings at the state and federal level. As of the date of this report, we do not believe that any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item. We apply a threshold of $1.0 million for purposes of disclosing administrative and judicial environmental proceedings involving a governmental authority, if any, pursuant to Item 103(c)(3)(iii) of Regulation S-K. For a discussion of our litigation risks, refer to Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

See Note 12 to the condensed consolidated financial statements for additional information regarding legal proceedings.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about Verizon’s share repurchase activity for the quarter ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs(1)(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1 - 31	—	$—		—	$25,000,000,000
February 1 - 28	45,116,772		(2)	45,116,772	22,500,000,000
March 1 - 31	5,641,251		(2)	5,641,251	22,500,000,000
Total	50,758,023	$49.25	(2)	50,758,023	$22,500,000,000

(1) On January 30, 2026, the Board of Directors of the Company authorized a share repurchase program for up to $25 billion of our common stock. The program will terminate when the aggregate consideration paid to purchase shares of our common stock reaches $25 billion, exclusive of any fees, commissions or other expenses, or a new share repurchase plan superseding the current plan is authorized, whichever is sooner. Under the program, shares may be repurchased in privately negotiated transactions, on the open market, or otherwise, including through plans complying with Rule 10b5-1 or Rule 10b-18 under the Exchange Act. The timing and number of shares purchased under the program, if any, will depend on prevailing stock prices, general economic and market conditions, and other considerations. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time at our discretion.
(2) In February 2026, we entered into ASR agreements with certain financial institution counterparties to repurchase shares of our common stock in exchange for an upfront payment of $2.5 billion and received an initial delivery of 45,116,772 shares of common stock using a reference price of $47.10. In March 2026, the ASR transactions were completed, and we received an additional 5,641,251 shares. This resulted in a total of 50,758,023 shares repurchased under the ASR agreements at an average repurchase price of $49.25, not including related excise tax. The initial and additional shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares.

Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10a
Amendment to Employment Letter Agreement between Daniel H. Schulman and Verizon Communications Inc., dated as of January 9, 2026 (filed as Exhibit 10k to Form 10-K for the year ended December 31, 2025 and incorporated herein by reference).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Indicates management contract or compensatory plan or arrangement.

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

VERIZON COMMUNICATIONS INC.

Date: May 1, 2026	By:	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)