Form 10-Q
period 2026-06-30
VERIZON COMMUNICATIONS INC
filed 2026-07-31
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

At June 30, 2026, 4,154,775,202 shares of the registrant’s common stock were outstanding, after deducting 136,658,444 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts) (unaudited)	2026	2025	2026	2025

Operating Revenues
Service revenues and other	$29,229	$28,249	$57,988	$56,336
Wireless equipment revenues	5,024	6,255	10,705	11,653
Total Operating Revenues	34,253	34,504	68,693	67,989

Operating Expenses
Cost of services (exclusive of items shown below)	7,225	6,878	14,392	13,828
Cost of wireless equipment	5,859	7,007	12,365	13,113
Selling, general and administrative expense	8,982	7,812	16,615	15,686
Depreciation and amortization expense	5,008	4,635	9,900	9,212
Total Operating Expenses	27,074	26,332	53,272	51,839

Operating Income	7,179	8,172	15,421	16,150
Equity in earnings (losses) of unconsolidated businesses	44	(3)	49	3
Other income, net	36	79	513	200
Interest expense	(1,985)	(1,639)	(3,925)	(3,271)
Income Before Provision For Income Taxes	5,274	6,609	12,058	13,082
Provision for income taxes	(1,325)	(1,488)	(2,963)	(2,978)
Net Income	$3,949	$5,121	$9,095	$10,104

Net income attributable to noncontrolling interests	$114	$118	$215	$222
Net income attributable to Verizon	3,835	5,003	8,880	9,882
Net Income	$3,949	$5,121	$9,095	$10,104

Basic Earnings Per Common Share
Net income attributable to Verizon	$0.92	$1.18	$2.12	$2.34
Weighted-average shares outstanding (in millions)	4,168	4,224	4,186	4,223

Diluted Earnings Per Common Share
Net income attributable to Verizon	$0.92	$1.18	$2.12	$2.34
Weighted-average shares outstanding (in millions)	4,171	4,228	4,190	4,227
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions) (unaudited)	2026	2025	2026	2025

Net Income	$3,949	$5,121	$9,095	$10,104
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(2), $18, $(6) and $27	8	76	(20)	143
Unrealized gain (loss) on cash flow hedges, net of tax of $(7), $7, $(15) and $0	23	(21)	46	—
Unrealized gain (loss) on fair value hedges, net of tax of $(181), $13, $(118) and $232	542	(39)	354	(692)
Unrealized gain (loss) on marketable securities, net of tax of $0, $0, $1 and $0	1	—	(2)	1
Defined benefit pension and postretirement plans, net of tax of $(4), $1, $146 and $2	14	(2)	(435)	(4)
Other comprehensive income (loss) attributable to Verizon	588	14	(57)	(552)
Total Comprehensive Income	$4,537	$5,135	$9,038	$9,552

Comprehensive income attributable to noncontrolling interests	$114	$118	$215	$222
Comprehensive income attributable to Verizon	4,423	5,017	8,823	9,330
Total Comprehensive Income	$4,537	$5,135	$9,038	$9,552
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At June 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2026	2025

Assets
Current assets
Cash and cash equivalents	$1,752	$19,048
Accounts receivable	27,734	28,347
Less Allowance for credit losses	1,248	1,250
Accounts receivable, net	26,486	27,097
Inventories	2,036	2,441
Prepaid expenses and other	7,297	8,336
Total current assets	37,571	56,922

Property, plant and equipment	357,086	337,991
Less Accumulated depreciation	231,589	228,524
Property, plant and equipment, net	125,497	109,467

Investments in unconsolidated businesses	783	785
Wireless licenses	158,159	157,039
Goodwill	30,664	22,841
Other intangible assets, net	12,317	10,458
Operating lease right-of-use assets	23,158	23,498
Other assets	22,037	23,248
Total assets	$410,186	$404,258

Liabilities and Equity
Current liabilities
Debt maturing within one year	$21,783	$18,618
Accounts payable and accrued liabilities	20,422	24,981
Current operating lease liabilities	4,835	4,542
Other current liabilities	15,171	14,229
Total current liabilities	62,211	62,370

Long-term debt	143,448	139,532
Employee benefit obligations	11,758	11,099
Deferred income taxes	50,234	48,717
Non-current operating lease liabilities	18,392	18,951
Other liabilities	18,947	17,848
Total long-term liabilities	242,779	236,147

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,258	13,372
Retained earnings	97,728	94,744
Accumulated other comprehensive loss	(1,784)	(1,727)
Common stock in treasury, at cost (136,658,444 and 74,258,296 shares outstanding)	(6,312)	(3,255)
Deferred compensation – employee stock ownership plans (ESOPs) and other	601	897
Noncontrolling interests	1,276	1,281
Total equity	105,196	105,741
Total liabilities and equity	$410,186	$404,258
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Six Months Ended
	June 30,
(dollars in millions) (unaudited)	2026	2025

Cash Flows from Operating Activities
Net Income	$9,095	$10,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,900	9,212
Employee retirement benefits	35	331
Deferred income taxes	1,433	95
Provision for expected credit losses	1,043	1,135
Equity in (earnings) losses of unconsolidated businesses, net of dividends received	(35)	29
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(3,418)	(3,318)
Other, net	366	(831)
Net cash provided by operating activities	18,419	16,757

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(8,210)	(7,953)
Cash paid related to acquisitions of businesses, net of cash acquired	(9,480)	—
Acquisitions of wireless licenses	(1,155)	(234)
Other, net	345	997
Net cash used in investing activities	(18,500)	(7,190)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	9,940	1,676
Proceeds from asset-backed long-term borrowings	12,028	4,962
Repayments of long-term borrowings and finance lease obligations	(14,426)	(5,530)
Repayments of asset-backed long-term borrowings	(13,912)	(4,512)
Dividends paid	(5,864)	(5,712)
Purchase of common stock for treasury	(3,500)	—
Other, net	(1,380)	(1,155)
Net cash used in financing activities	(17,114)	(10,271)

Decrease in cash, cash equivalents and restricted cash	(17,195)	(704)
Cash, cash equivalents and restricted cash, beginning of period	19,499	4,635
Cash, cash equivalents and restricted cash, end of period (Note 1)	$2,304	$3,931
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

In the second quarter of 2026, the net assets representing Verizon's international wireline connectivity and managed network services business were classified as assets and liabilities held for sale and moved from the Business segment to Corporate and other. See Note 3 for additional information.

Certain amounts have been reclassified to conform to the current period's presentation.

Earnings Per Common Share
There were a total of approximately 3.7 million and 4.1 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2026, respectively. There were a total of approximately 4.6 million and 4.5 million outstanding dilutive securities, consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for the three and six months ended June 30, 2025, respectively.

In February 2026, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock. These ASR transactions were completed in March 2026. In April 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock. This ASR transaction was completed in June 2026. See Note 9 for additional information on share repurchases. The shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At June 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2026	2025
Cash and cash equivalents	$1,752	$19,048	$(17,296)
Restricted cash:
Prepaid expenses and other	140	297	(157)
Other assets	162	154	8
Assets held for sale:
Prepaid expenses and other	250	—	250
Cash, cash equivalents and restricted cash	$2,304	$19,499	$(17,195)

Note 2. Revenue and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. Revenue is disaggregated by products and services within our segments. See Note 10 for additional information on revenue by segment, including Corporate and other. During the three and six months ended June 30, 2026, we recorded wireless service revenue of $20.8 billion and $41.4 billion, respectively. During the three and six months ended June 30, 2025, we recorded wireless service revenue of $20.9 billion and $41.7 billion, respectively.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied service performance obligations as of the reporting date. We disclose information related to these amounts below. We have applied the practical expedient under Topic 606 to exclude revenue expected from contracts that have an original expected duration of one year or less. This exclusion primarily relates to our month-to-month service contracts. As of June 30, 2026, month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and approximately 96% of our wireline Consumer and small and medium Business contracts, compared to June 30, 2025, for which month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and approximately 94% of our wireline Consumer and small and medium Business contracts.

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

Certain wireline service contracts with Business customers have a contractual minimum fee over the total contract term, but we cannot predict the time period when that revenue will be recognized. Therefore, these specific revenues are excluded from the expected recognition timeframe disclosed below. These excluded contracts have varying terms spanning approximately twenty-seven years ending in September 2053 and have aggregate minimum contract payments totaling $1.3 billion.

At June 30, 2026, the aggregate amount of the transaction price related to unsatisfied performance obligations was $55.2 billion. We expect to recognize substantially all of this revenue from origination over the next thirty-six months, with the remainder recognized thereafter.

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

The following table presents information about receivables from contracts with customers:

	At June 30,	At December 31,
(dollars in millions)	2026	2025
Accounts Receivable(1)	$9,669	$9,646
Device payment plan agreement receivables(2)	20,648	21,726
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

Revenues recognized related to contract liabilities existing at January 1, 2026 were $225 million and $4.9 billion for the three and six months ended June 30, 2026, respectively. Revenues recognized related to contract liabilities existing at January 1, 2025 were $275 million and $4.9 billion for the three and six months ended June 30, 2025, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2026	2025
Assets
Prepaid expenses and other	$442	$518
Other assets	293	259
Total Contract Assets	$735	$777

Liabilities
Other current liabilities	$7,553	$7,576
Other liabilities	2,387	2,433
Total Contract Liabilities	$9,940	$10,009

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2026	2025
Assets
Prepaid expenses and other	$3,382	$3,315
Other assets	2,890	2,848
Total	$6,272	$6,163

For the three and six months ended June 30, 2026, we recognized expense of $1.0 billion and $2.1 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and six months ended June 30, 2025, we recognized expense of $892 million and $1.8 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three and six months ended June 30, 2026 or June 30, 2025.

Note 3. Acquisitions and Divestitures
Spectrum License Transactions
On October 17, 2024, Verizon entered into a license purchase agreement to acquire select spectrum licenses of United States Cellular Corporation (currently known as Array Digital Infrastructure, Inc.) and certain of its subsidiaries (collectively, UScellular). On June 1, 2026, we completed the acquisition of the spectrum licenses for total cash consideration of $1.0 billion.

In June 2026, the Federal Communications Commission (FCC) concluded Auction 113 for Advanced Wireless Services (AWS-3) licenses. Verizon paid an immaterial cash deposit to participate in the auction, and was the winning bidder on 82 spectrum licenses valued at approximately $3.2 billion. In July 2026, we made additional payments totaling approximately $3.1 billion in connection with these licenses. The timing of the license issuance remains subject to FCC determination.
Joint Venture with BT Group plc
On June 28, 2026, the Company entered into a transaction agreement (the Transaction Agreement) with BT Group plc (BT) and Jasper NewCo Limited (NewCo), pursuant to which the Company and BT will each acquire a 50% equity interest in NewCo.

As consideration, the Company will contribute the equity interests of certain subsidiaries comprising its international wireline connectivity and managed network services business (the Verizon Contributed Business) and make a $625 million cash payment to NewCo, which NewCo will distribute to BT. BT will contribute the equity interests of certain subsidiaries comprising its international wireline connectivity and managed network services business (the BT Contributed Business) to NewCo.

The relative values of the Verizon Contributed Business and the BT Contributed Business are subject to customary post-closing adjustments based on the levels of cash, net working capital, and indebtedness of each business at closing.

The Transaction Agreement contemplates the entry into a joint venture agreement between the Company, BT and NewCo in respect of the governance of NewCo, as well as certain ancillary commercial agreements and transition services arrangements. Closing of the transaction is subject to customary regulatory approvals and other closing conditions.

In the second quarter of 2026, the net assets representing the Verizon Contributed Business were classified as assets and liabilities held for sale and moved from the Business segment to Corporate and other. In connection with this classification as held for sale, we recorded a pre-tax loss on disposition of business of $746 million to write down the disposal group to its fair value less costs to sell. The charge was recorded in Selling, general, and administrative expense in our condensed consolidated statements of income for the three and six months ended June 30, 2026. The fair value of the net assets representing the Verizon Contributed Business was estimated based on the fair value of the Company's share of the joint venture, net of cash consideration to be contributed. The fair value was estimated by using a combination of the market approach and the income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgment and unobservable inputs, which include the amount and timing of future cash flows, and a discount rate reflecting risks inherent in the future cash flows.

The pre-tax results associated with the Verizon Contributed Business for all periods presented in our condensed consolidated statements of income were immaterial.

The following table summarizes the major classes of assets and liabilities of the Verizon Contributed Business which are currently included in our continuing operations and classified as held for sale in our condensed consolidated balance sheets as of June 30, 2026.

(dollars in millions)	As of June 30, 2026
Assets held for sale:
Prepaid expenses and other
Cash and cash equivalents	$250
Accounts receivable, net	187
Other current assets	142
$579
Other assets
Property, plant and equipment, net	593
Other assets	204
Less: Valuation allowance	(746)
$51
Liabilities held for sale:
Other current liabilities
Accounts payable and accrued liabilities	(273)
Other current liabilities	(102)
$(375)

Other liabilities	$(255)

Business Acquisitions
During 2026, we completed the acquisitions of Frontier Communications Parent, Inc. (Frontier) and Starry Group Holdings, Inc. (Starry). The financial results of Frontier and Starry are included in the Company's consolidated results from January 20, 2026 and January 30, 2026, respectively. The aggregate operating revenues arising from these acquisitions and included in our condensed consolidated statements of income amounted to less than 5% of total operating revenues for both the three and six months ended June 30, 2026. Pro forma financial information has not been disclosed for these acquisitions as the impacts to both revenue and earnings, individually and in the aggregate, would not have been material to our consolidated statements of income.

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

At the Acquisition Date, Verizon paid approximately $9.8 billion in cash, inclusive of cash acquired of $335 million, and assumed approximately $12.9 billion of Frontier's debt measured at fair value. The Frontier acquisition has been accounted for as a business combination. The identification and measurement of the assets acquired and liabilities assumed are based on their fair values, which are determined by using a combination of the income, market, or cost approaches, including market based assumptions. The purchase price allocation is preliminary and subject to revision as additional information about the fair value of the assets acquired and liabilities assumed, including related deferred income taxes, contingencies, contract liabilities and property, plant and equipment becomes available. Any necessary adjustments will be finalized within one year from the Acquisition Date.

The following table summarizes the preliminary allocation of the consideration paid to the identifiable assets acquired and liabilities assumed as of the Acquisition Date.

(dollars in millions)	As of January 20, 2026	Measurement Period Adjustments(2)	Adjusted Fair Value
Purchase consideration(1):	$9,917	$(1)	$9,916

Assets acquired:
Current assets	$791	$(21)	$770
Property, plant and equipment, net	16,698	—	16,698
Goodwill	7,759	36	7,795
Other intangible assets	2,897	—	2,897
Other noncurrent assets	355	(31)	324
Total assets acquired	28,500	(16)	28,484

Liabilities assumed:
Current liabilities, excluding current debt	$3,154	$(22)	$3,132
Debt maturing within one year	1,694	(1)	1,693
Long-term debt, including finance lease obligations	11,589	1	11,590
Other noncurrent liabilities	2,146	7	2,153
Total liabilities assumed	18,583	(15)	18,568

Net assets acquired	$9,917	$(1)	$9,916
(1) Purchase consideration reflects the purchase price allocated to assets and liabilities, including a non-cash component of $157 million.
(2) Adjustments to the fair value measurements reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, that if known, would have affected the measurement of the amounts recognized as of that date.

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

During the six months ended June 30, 2026, we repaid approximately $12.4 billion of the principal amount of debt assumed as part of the Frontier acquisition. See Note 5 for additional information on debt assumed as part of the acquisition.

During the three and six months ended June 30, 2026, we recorded acquisition and integration related charges associated with the Frontier acquisition of $120 million and $381 million, respectively, within Selling, general and administrative expense in our condensed consolidated statements of income.

Other
On January 30, 2026, Verizon completed the acquisition of Starry, a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. The aggregate cash consideration paid by Verizon at the closing of the transaction and the related assets acquired and liabilities assumed were immaterial.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	At June 30,	At December 31,
(dollars in millions)	2026	2025
Wireless licenses	$158,159	$157,039

During the three and six months ended June 30, 2026, we acquired select spectrum licenses of UScellular for total cash consideration of $1.0 billion. See Note 3 for additional information.

At June 30, 2026 and 2025, approximately $5.6 billion and $8.6 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $154 million and $234 million of capitalized interest on wireless licenses for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, we renewed various wireless licenses in accordance with Federal Communications Commission (FCC) regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2026(1)	$21,177	$1,664	$22,841
Acquisitions(2)	6,031	1,792	7,823
Balance at June 30, 2026(1)	$27,208	$3,456	$30,664
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.
(2) Changes in goodwill due to acquisitions are related to Frontier and another immaterial transaction. See Note 3 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At June 30, 2026			At December 31, 2025
(dollars in millions)	Gross Amount(1)	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (2 to 13 years)	$6,819	$(3,433)	$3,386	$4,243	$(3,116)	$1,127
Non-network internal-use software (3 to 7 years)	28,767	(20,682)	8,085	28,749	(20,301)	8,448
Other (3 to 25 years)	2,729	(1,883)	846	2,676	(1,793)	883
Total	$38,315	$(25,998)	$12,317	$35,668	$(25,210)	$10,458
(1) Other intangible assets include assets acquired as a result of the Frontier acquisition. See Note 3 for additional information.

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30,	June 30,
2026	$877	$1,713
2025	754	1,488

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2026	$1,696
2027	2,942
2028	2,373
2029	1,530
2030	1,267
2031	906

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the unsecured debt securities of the Company and its subsidiaries that occurred during the three and six months ended June 30, 2026.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Three Months Ended June 30, 2026
5.125% - 8.625% notes issued by certain subsidiaries of Verizon, due 2028 - 2033	$161	$—
Verizon 5.125% - 8.625% notes, due 2028 - 2033(1)	—	161
Three and Six Months Ended June 30, 2026 total	$161	$161
(1) The principal amount issued in exchange does not include either an insignificant amount of cash paid in lieu of the issuance of fractional new notes or accrued and unpaid interest paid on the old notes accepted for exchange to the date of exchange.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended June 30, 2026
2.100% - 8.750% notes of Verizon and certain of its subsidiaries, due 2027 - 2033(2)	$1,858	$1,877
Three and Six Months Ended June 30, 2026 total	$1,858	$1,877
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.
(2) The tender offer was launched concurrently with the exchange offer discussed above.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/Redeemed/ Repurchased		Amount Paid(1)
Three Months Ended March 31, 2026
Verizon floating rate notes due 2026		$206	$208
Open market repurchases of various Verizon notes	620		504
Three Months Ended March 31, 2026 total			$712

Three Months Ended June 30, 2026
Verizon 2.100% notes due 2026	A$	450	$313
Verizon 4.329% notes due 2028		$1,295	1,309
Open market repurchases of various Verizon notes	777		635
Three Months Ended June 30, 2026 total			2,257
Six Months Ended June 30, 2026 total			$2,969
(1) Represents amount paid to repay, redeem or repurchase, including any accrued interest. In addition, for securities denominated in a currency other than the U.S. dollar, amount paid is shown on a U.S. dollar equivalent basis and includes the amount payable per the derivatives entered into in connection with the transaction. See Note 7 for additional information on cross currency swap transactions related to the transaction. The amount paid excludes acquisition-related activity which is detailed in the section titled "Debt Assumed" below.

Issuances

(dollars in millions)	Principal Amount Issued		Net Proceeds(1)
Three Months Ended March 31, 2026
Verizon 4.246% junior subordinated notes due 2056(2)		€2,250	$2,646
Verizon 5.743% junior subordinated notes due 2056(2)		£600	809
Verizon floating rate junior subordinated notes due 2056(2)	A$	800	569
Verizon 6.745% junior subordinated notes due 2056(2)	250		178
Verizon 7.166% junior subordinated notes due 2056(2)	250		178
Three Months Ended March 31, 2026 total			$4,380

Three Months Ended June 30, 2026
Verizon 6.050% junior subordinated notes due 2058(2)		$2,000	$1,983
Verizon 6.200% junior subordinated notes due 2056(2)	2,000		1,983
Three Months Ended June 30, 2026 total			3,966
Six Months Ended June 30, 2026 total			$8,346
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

Debt Assumed
On January 20, 2026, we completed the acquisition of Frontier. In connection with this acquisition, we assumed approximately $12.9 billion of debt measured at fair value as of the Acquisition Date. The principal amount of the debt assumed was $12.7 billion as of the Acquisition Date. During the six months ended June 30, 2026, we repaid approximately $12.4 billion of the principal amount of debt assumed as part of the acquisition through repayments, repurchases and the settlement of tender offers. In addition, we extinguished an insignificant amount of the principal amount of debt assumed as part of the exchange offers completed during the three and six months ended June 30, 2026. At June 30, 2026, the remaining principal amount of debt assumed was $219 million, primarily consisting of unsecured notes, and reported in Long-term debt in our condensed consolidated balance sheet.

Commercial Paper Program
During the six months ended June 30, 2026, we issued $7.6 billion in net proceeds and made $7.6 billion in principal repayments of commercial paper. These transactions are reflected within Cash flow from financing activities in our condensed consolidated statements of cash flows on a net basis. As of June 30, 2026, we had no commercial paper outstanding.

Asset-Backed Debt
As of June 30, 2026, the carrying value of our asset-backed debt was $28.8 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors), loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks), and sales of residual interests under our ABS Notes and certain ABS Financing Facilities (Class R Interest) under a master repurchase agreement (master repurchase agreement) with a bank (the Counterparty). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt for ABS Notes and ABS Financing Facilities, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests and residual interests, as applicable, in the ABS Entities and the ABS Notes and ABS Financing Facilities, as applicable, which represent the rights to all funds not needed to make required payments on such asset-backed debt and other related payments and expenses.

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

ABS Notes
During the six months ended June 30, 2026, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
March 2026
Series 2026-1
A-1a Senior class notes	3.940	1.94	$1,103
A-1b Senior class notes	Compounded SOFR + 0.400(1)	1.94	368
B Junior class notes	4.190	1.94	—
C Junior class notes	4.430	1.94	67
March 2026 total			1,538

June 2026
Series 2026-2
A-1a Senior class notes	4.510	2.97	994
A-1b Senior class notes	Compounded SOFR + 0.460(1)	2.97	75
B Junior class notes	4.710	2.97	82
C Junior class notes	4.850	2.97	49
June 2026 total			1,200
Total			$2,738
(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in June 2026 was 3.59%.

Under the terms of each series of ABS Notes outstanding as of June 30, 2026, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the six months ended June 30, 2026, we made aggregate principal repayments of $2.4 billion in connection with an anticipated redemption of ABS Notes.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 (2021 ABS Financing Facility), we borrowed an additional $2.3 billion in January 2026, borrowed an additional $1.0 billion in February 2026, prepaid an aggregate of $2.3 billion in March 2026, borrowed an additional $100 million in March 2026, prepaid an aggregate of $500 million in April 2026 and prepaid an aggregate of $300 million in May 2026. In June 2026, we renewed one of the loan agreements and borrowed an additional $4.7 billion under the related loan series. Concurrently, we repaid in full the $4.7 billion outstanding principal balance under the other loan agreement and terminated the related loan series. The aggregate outstanding balance under the 2021 ABS Financing Facility was $5.9 billion as of June 30, 2026.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2025 (2022 ABS Financing Facility), we prepaid an aggregate of $224 million in April 2026. The aggregate outstanding balance under 2022 ABS Financing Facility was $4.8 billion as of June 30, 2026.

Master Repurchase Agreement
In January 2026, we amended the master repurchase agreement originally entered into in 2025 to increase the maximum capacity thereunder to approximately $2.5 billion. During the six months ended June 30, 2026, we received $1.3 billion under the master repurchase agreement. The aggregate amount outstanding was $2.5 billion as of June 30, 2026 and is collateralized by certain Class R interest. The master repurchase agreement has a remaining maturity of less than one year and is classified as Debt maturing within one year in our condensed consolidated balance sheets. The estimated fair value of such Class R Interest was $3.4 billion as of June 30, 2026.

In July 2026, we entered into an additional repurchase agreement with a bank to sell residual equity interest in two of our ABS Entities. In connection with the agreement, we received approximately $500 million in proceeds.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At June 30,	At December 31,
(dollars in millions)	2026	2025
Assets
Accounts receivable, net	$18,609	$18,421
Prepaid expenses and other	149	298
Other assets	11,884	11,753

Liabilities
Accounts payable and accrued liabilities	33	34
Debt maturing within one year	15,640	14,863
Long-term debt	13,067	12,204

The Accounts receivable, net amounts above do not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

In connection with the Frontier acquisition, we acquired certain securitization entities that meet the definition of a VIE and we are the primary beneficiary for these entities similar to the ABS Entities described above. Therefore, the assets, liabilities and activities of these entities are included in the amounts presented on the face of our condensed consolidated balance sheets. As of June 30, 2026, all asset-backed debt issued through these entities has been extinguished and we are in the process of dissolving or merging these entities and transferring the remaining assets to operating business entities.

Long-Term Credit Facilities

			At June 30, 2026
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,976	$—
Various export credit facilities(2)	2026 - 2033	11,950	85	5,718
Total		$23,950	$12,061	$5,718
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of June 30, 2026, there have been no drawings against the revolving credit facility since its inception.
(2) During the six months ended June 30, 2026, we drew down approximately $1.6 billion. During the six months ended June 30, 2025, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Non-Cash Transactions
During the six months ended June 30, 2026 and 2025, we financed, primarily through alternative financing arrangements, the purchase of approximately $2.4 billion and $1.2 billion, respectively, of long-lived assets consisting primarily of network equipment. During the six months ended June 30, 2026, we also assumed $428 million of financing arrangements in connection with the acquisition of Frontier. As of June 30, 2026 and December 31, 2025, $4.3 billion and $3.0 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended June 30, 2026 and 2025, we recorded net debt extinguishment gains of $152 million and $88 million, respectively. During the six months ended June 30, 2026 and 2025, we recorded net debt extinguishment gains of $247 million and $178 million, respectively. The net gains are recorded in Other income, net in our condensed consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the total cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of June 30, 2026, $385 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At June 30, 2026
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$16,405	$6,296	$5,033	$27,734
Less Allowance for credit losses	837	248	163	1,248
Accounts receivable, net of allowance	$15,568	$6,048	$4,870	$26,486
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at June 30, 2026 and December 31, 2025, are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $30.3 billion and $30.0 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. Included in Accounts receivable, net at June 30, 2026 and December 31, 2025, are net other receivables of $939 million and $1.4 billion, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At June 30,	At December 31,
(dollars in millions)	2026	2025
Device payment plan agreement receivables, gross	$32,706	$34,004
Unamortized imputed interest	(1,016)	(1,053)
Device payment plan agreement receivables, at amortized cost	31,690	32,951
Allowance(1)	(1,625)	(1,628)
Device payment plan agreement receivables, net	$30,065	$31,323

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$15,568	$15,777
Other assets	14,497	15,546
Device payment plan agreement receivables, net	$30,065	$31,323
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At June 30, 2026 and December 31, 2025, the amount of trade-in liability was $262 million and $332 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the six months ended June 30, 2026, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2026	2025	2024 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$2,046	$2,907	$1,109	$6,062
Existing customers	6,868	12,812	5,948	25,628
Total	$8,914	$15,719	$7,057	$31,690
Gross write-offs
New customers	$37	$286	$107	$430
Existing customers	2	121	135	258
Total	$39	$407	$242	$688
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on June 30, 2026.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the six months ended June 30, 2026, by year of origination:

	Year of Origination
(dollars in millions)	2026	2025 and prior	Total
Wireless service receivables, at amortized cost	$6,194	$102	$6,296
Gross write-offs	95	183	278

The data presented in the table above was last updated on June 30, 2026.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2026	$1,628	$244
Current period provision for expected credit losses	653	251
Write-offs charged against the allowance	(688)	(278)
Recoveries collected	32	31
Balance at June 30, 2026	$1,625	$248
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At June 30,
(dollars in millions)	2026
Unbilled	$30,100
Billed:
Current	1,215
Past due	375
Device payment plan agreement receivables, at amortized cost	$31,690

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$35	$—	$35
Cross currency swaps	—	29	—	29
Interest rate caps	—	9	—	9
Other assets:
Marketable equity securities	553	—	—	553
Fixed income securities	—	350	—	350
Cross currency swaps	—	1,182	—	1,182
Total	$553	$1,605	$—	$2,158

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$2,154	$—	$2,154
Cross currency swaps	—	279	—	279
Interest rate caps	—	9	—	9
Foreign exchange forwards	—	3	—	3
Other liabilities:
Interest rate swaps	—	3,025	—	3,025
Cross currency swaps	—	1,116	—	1,116
Variable prepaid forward	—	—	493	493
Total	$—	$6,586	$493	$7,079
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the carrying amount of our investments without readily determinable fair values was $672 million and $710 million, respectively. During the three and six months ended June 30, 2026, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. As of June 30, 2026, cumulative adjustments due to observable price changes and impairment charges were $190 million and $155 million, respectively.

Fixed income securities consist primarily of investments in municipal bonds. The valuation of the fixed income securities is based on the quoted prices for similar assets in active markets or identical assets in inactive markets or models that apply inputs from observable market data. The valuation determines that these securities are classified as Level 2.

Derivative contracts, other than the variable prepaid forward (VPF), are valued using models based on readily observable market parameters for all substantial terms of our derivative contracts and thus are classified within Level 2. We use mid-market pricing for fair value measurements of these derivative instruments.

For the VPF, the value is determined using the Black-Scholes method using a combination of readily observable market parameters such as floor and call prices of the VPF, risk free rate, contractual term of the instrument and unobservable inputs such as implied volatility of the underlying marketable securities. This represents a Level 3 measurement. Level 3 instruments include valuation based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At June 30, 2026	$161,639	$90,965	$68,942	$—	$159,907
At December 31, 2025	155,639	91,664	62,640	—	154,304

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At June 30,	At December 31,
(dollars in millions)	2026	2025
Interest rate swaps	$23,674	$23,674
Cross currency swaps	40,173	36,074
Foreign exchange forwards	600	570

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Interest Rate Swaps:
Notional value entered into	$—	$—	$—	$—
Notional value settled	—	985	—	985
Pre-tax gain recognized in Interest expense	5	—	8	—
Cross Currency Swaps:
Notional value entered into	—	—	3,836	—
Notional value settled	309	817	309	1,176
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	(336)	2,422	(937)	3,500
Pre-tax gain (loss) on hedged debt recognized in Interest expense	336	(2,422)	937	(3,500)
Excluded components recognized in Other comprehensive income	745	(28)	516	(877)
Initial value of the excluded component amortized into Interest expense	21	23	43	46
Treasury Rate Locks:
Notional value entered into	—	4,900	—	4,900
Notional value settled	—	—	—	—
Pre-tax loss recognized in Other comprehensive income	—	(55)	—	(55)

	Six Months Ended
	June 30,
(dollars in millions)	2026	2025
Other, net Cash Flows from Operating Activities:
Cash paid for settlement of interest rate swaps	$—	$(45)
Other, net Cash Flows from Financing Activities:
Cash received (paid) for settlement of cross currency swaps, net	17	(80)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At June 30,	At December 31,
(dollars in millions)	2026	2025
Carrying amount of hedged liabilities	$18,702	$18,815
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(4,949)	(4,841)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	196	214

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three and six months ended June 30, 2026 and June 30, 2025, these amounts completely offset each other and no net gain or loss was recorded.

Changes in the fair value of cross currency swaps attributable to time value and cross currency basis spread are initially recorded to Other comprehensive income. Unrealized gains or losses on excluded components are recorded in Other comprehensive income and are recognized into Interest expense on a systematic and rational basis through the swap accrual over the life of the hedging instrument.

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. For the fair value hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the three and six months ended June 30, 2026 and June 30, 2025, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income related to cash flow hedges. See Note 9 for additional information. We estimate that $82 million will be amortized into Interest expense within the next 12 months.

We also enter into undesignated cross currency swaps to mitigate our foreign currency and interest rate risk on our foreign currency denominated debt. We recognize gains and losses resulting from changes in the fair value of these swaps in Interest expense.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In January 2026, we de-designated the existing net investment hedge and re-designated the same Euro-denominated note in a new net investment hedge including additional foreign subsidiaries. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both June 30, 2026 and December 31, 2025.

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

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Foreign Exchange Forwards:
Notional value entered into	$1,620	$1,990	$3,175	$3,980
Notional value settled	1,610	1,990	3,145	3,870
Pre-tax gain (loss) recognized in Other income, net	(10)	60	(22)	88
Cross Currency Swaps:
Notional value entered into	—	—	572	—
Notional value settled	—	—	—	—
Pre-tax gain (loss) recognized in Interest expense	10	—	(11)	—
Treasury Rate Locks:
Notional value entered into	—	1,000	—	1,250
Notional value settled	—	1,000	—	1,250
Pre-tax loss recognized in Interest expense	—	(8)	—	(5)
Variable Prepaid Forward:
Notional value entered into	422	—	422	—
Notional value settled	—	—	—	—
Pre-tax loss recognized in Other income, net	(135)	—	(135)	—

Foreign Exchange Forwards
We entered into Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

Variable Prepaid Forward
In May 2026, we entered into a VPF to mitigate market risk related to certain marketable equity securities and received a prepayment of approximately $358 million. The prepayment resulted in an other-than-insignificant financing element. As such, the cash flows related to the VPF will be classified within Cash flow from financing activities in the condensed consolidated statements of cash flows. As part of this arrangement, the Company has pledged the underlying marketable equity securities with a fair value of approximately $546 million as of June 30, 2026.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both June 30, 2026 and December 31, 2025, we did not hold any collateral. At both June 30, 2026 and December 31, 2025, we posted $1.1 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost (Income)
The following table summarizes the components of net periodic benefit cost (income) related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended June 30,	2026	2025	2026	2025
Service cost - Cost of services	$53	$35	$5	$7
Service cost - Selling, general and administrative expense	—	6	—	1
Service cost	$53	$41	$5	$8

Amortization of prior service cost (credit)	$49	$28	$(31)	$(32)
Expected return on plan assets	(184)	(134)	(7)	(7)
Interest cost	129	101	135	137
Remeasurement loss, net	—	45	—	—
Other components	$(6)	$40	$97	$98

Total	$47	$81	$102	$106

	(dollars in millions)
	Pension		Health Care and Life
Six Months Ended June 30,	2026	2025	2026	2025
Service cost - Cost of services	$101	$69	$11	$14
Service cost - Selling, general and administrative expense	—	11	—	3
Service cost	$101	$80	$11	$17

Amortization of prior service cost (credit)	$82	$56	$(62)	$(64)
Expected return on plan assets	(361)	(268)	(14)	(14)
Interest cost	248	204	264	273
Remeasurement loss (gain), net	(18)	45	(219)	—
Other components	$(49)	$37	$(31)	$195

Total	$52	$117	$(20)	$212

The service cost component of net periodic benefit cost (income) is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income, net.

Severance Payments
During the three and six months ended June 30, 2026, we paid severance benefits of $142 million and $1.1 billion, respectively, primarily related to separations in connection with the workforce reduction initiatives from the prior year. At June 30, 2026, we had a remaining severance liability of $959 million, a portion of which includes future contractual payments to employees separated as part of our workforce reduction initiatives.

Employer Contributions
During the three and six months ended June 30, 2026, we made an insignificant contribution to one of our qualified pension plans. During the three and six months ended June 30, 2025, we made a discretionary non-cash contribution to our qualified pension plans in the principal amount of $563 million.

During the three and six months ended June 30, 2026 and June 30, 2025, we made insignificant contributions to our nonqualified pension plans.

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

Remeasurement Gain, net
During the three months ended March 31, 2026, we recorded a net pre-tax pension and benefits credit of $237 million in certain pension and postretirement benefit plans resulting from amendments to our collective bargaining agreements. This was primarily driven by a credit of $412 million due to an increase in our discount rate assumption used to determine the current year liabilities of certain plans from a weighted-average of 5.7% for the pension plans and 5.4% for the postretirement plans at December 31, 2025 to a weighted-average of 5.9% for the pension plans and 5.7% for the postretirement plans at March 31, 2026, partially offset by a charge of $175 million primarily resulting from the difference between our estimated and our actual return on certain pension plan assets. The net credit was recorded in Other income, net, in our condensed consolidated statements of income.

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended June 30,
		2026		2025
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,263		13,415
Other		(5)		(3)
Balance at end of period		13,258		13,412

Retained Earnings
Balance at beginning of period		96,824		91,128
Net income attributable to Verizon		3,835		5,003
Dividends declared ($0.7075, $0.6775 per share)		(2,931)		(2,856)
Balance at end of period		97,728		93,275

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(2,372)		(1,489)
Foreign currency translation adjustments		8		76
Unrealized gain (loss) on cash flow hedges		23		(21)
Unrealized gain (loss) on fair value hedges		542		(39)
Unrealized gain on marketable securities		1		—
Defined benefit pension and postretirement plans		14		(2)
Other comprehensive income		588		14
Balance at end of period attributable to Verizon		(1,784)		(1,475)

Treasury Stock
Balance at beginning of period	(115,874)	(5,335)	(75,178)	(3,295)
Shares purchased	(21,289)	(1,000)	—	—
Employee plans	505	23	70	3
Balance at end of period	(136,658)	(6,312)	(75,108)	(3,292)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		500		534
Restricted stock equity grant		188		183
Amortization		(87)		(3)
Balance at end of period		601		714

Noncontrolling Interests
Balance at beginning of period		1,313		1,315
Total comprehensive income		114		118
Distributions and other		(151)		(135)
Balance at end of period		1,276		1,298
Total Equity		$105,196		$104,361

	Six Months Ended June 30,
		2026		2025
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,372		13,466
Other		(114)		(54)
Balance at end of period		13,258		13,412

Retained Earnings
Balance at beginning of period		94,744		89,110
Net income attributable to Verizon		8,880		9,882
Dividends declared ($1.4150, $1.3550 per share)		(5,896)		(5,717)
Balance at end of period		97,728		93,275

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,727)		(923)
Foreign currency translation adjustments		(20)		143
Unrealized gain on cash flow hedges		46		—
Unrealized gain (loss) on fair value hedges		354		(692)
Unrealized gain (loss) on marketable securities		(2)		1
Defined benefit pension and postretirement plans		(435)		(4)
Other comprehensive loss		(57)		(552)
Balance at end of period attributable to Verizon		(1,784)		(1,475)

Treasury Stock
Balance at beginning of period	(74,258)	(3,255)	(81,753)	(3,583)
Shares purchased	(72,047)	(3,500)	—	—
Employee plans	9,647	443	6,645	291
Balance at end of period	(136,658)	(6,312)	(75,108)	(3,292)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		897		738
Restricted stock equity grant		329		374
Amortization		(625)		(398)
Balance at end of period		601		714

Noncontrolling Interests
Balance at beginning of period		1,281		1,338
Total comprehensive income		215		222
Distributions and other		(220)		(262)
Balance at end of period		1,276		1,298
Total Equity		$105,196		$104,361

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

In February 2026, we entered into ASR agreements with certain financial institution counterparties to repurchase shares of our common stock in exchange for an upfront payment of $2.5 billion and received an initial delivery of 45,116,772 shares of common stock using a reference price of $47.10. In March 2026, these ASR transactions were completed, and we received an additional 5,641,251 shares. This resulted in a total of 50,758,023 shares repurchased under the ASR agreements at an average repurchase price of $49.25, not including related excise tax.

In April 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock in exchange for an upfront payment of $1.0 billion and received an initial delivery of 17,993,226 shares of common stock using a reference price of $47.24. In June 2026, the ASR transaction was completed, and we received an additional 3,296,217 shares. This resulted in a total of 21,289,443 shares repurchased under the ASR agreement at an average repurchase price of $46.97, not including related excise tax. For the six months ended June 30, 2026, we repurchased a total of 72,047,466 shares for an aggregate payment of $3.5 billion. All shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares. At June 30, 2026, the maximum remaining aggregate consideration that could be paid by or on behalf of Verizon under our share repurchase program was $21.5 billion.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 9.6 million shares of common stock issued from treasury stock during the six months ended June 30, 2026.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2026	$(607)	$(989)	$(328)	$—	$197	$(1,727)
Excluded components recognized in other comprehensive income	—	—	386	—	—	386
Other comprehensive loss	(20)	—	—	(2)	(452)	(474)
Amounts reclassified to net income	—	46	(32)	—	17	31
Net other comprehensive income (loss)	(20)	46	354	(2)	(435)	(57)
Balance at June 30, 2026	$(627)	$(943)	$26	$(2)	$(238)	$(1,784)

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

Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the results of divested businesses and businesses held for sale, as well as other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore included in the CODM's assessment of segment performance.

In the second quarter of 2026, the net assets representing the Verizon Contributed Business were classified as assets and liabilities held for sale and moved from the Business segment to Corporate and other. Where applicable, historical segment results have been reclassified to conform to the current period presentation.

The following table provides operating financial information for our two reportable segments:

				Three Months Ended June 30,
	2026			2025
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Mobility and broadband service(1)	$19,563	$3,721	$23,284	$18,928	$3,726	$22,654
Wireless equipment	4,178	846	5,024	5,369	886	6,255
Other(2)(6)	2,427	2,581	5,008	2,277	2,354	4,631
Intersegment revenues	74	7	81	74	7	81
Total Operating Revenues(6)	26,242	7,155	33,397	26,648	6,973	33,621

Operating Expenses(3)
Cost of wireless equipment	4,658	1,203	5,861	5,806	1,201	7,007
Centrally managed network and shared service costs(4)(6)	4,580	2,228	6,808	4,488	2,276	6,764
Depreciation and amortization expense(6)	3,787	1,091	4,878	3,582	998	4,580
Other segment expenses(5)(6)	5,185	1,642	6,827	5,129	1,774	6,903
Total Operating Expenses(6)	18,210	6,164	24,374	19,005	6,249	25,254
Operating Income(6)	$8,032	$991	$9,023	$7,643	$724	$8,367
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
(6) Historical Business segment results have been reclassified to conform to the current period presentation. See Note 3 for additional information.

				Six Months Ended June 30,
	2026			2025
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Mobility and broadband service(1)	$38,671	$7,402	$46,073	$37,655	$7,436	$45,091
Wireless equipment	9,002	1,703	10,705	9,901	1,752	11,653
Other(2)(6)	4,876	5,166	10,042	4,562	4,773	9,335
Intersegment revenues	146	14	160	148	14	162
Total Operating Revenues(6)	52,695	14,285	66,980	52,266	13,975	66,241

Operating Expenses(3)
Cost of wireless equipment	9,961	2,405	12,366	10,718	2,395	13,113
Centrally managed network and shared service costs(4)(6)	9,020	4,473	13,493	9,042	4,574	13,616
Depreciation and amortization expense(6)	7,517	2,140	9,657	7,125	1,987	9,112
Other segment expenses(5)(6)	10,451	3,320	13,771	10,314	3,549	13,863
Total Operating Expenses(6)	36,949	12,338	49,287	37,199	12,505	49,704
Operating Income(6)	$15,746	$1,947	$17,693	$15,067	$1,470	$16,537
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
(6) Historical Business segment results have been reclassified to conform to the current period presentation. See Note 3 for additional information.

Reconciliation to Consolidated Financial Information
The reconciliation of segment operating revenues and operating income to consolidated operating revenues and operating income below includes the effects of special items that the CODM does not consider in assessing segment performance, primarily because of their nature.

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Total reportable segments operating revenues(1)	$33,397	$33,621	$66,980	$66,241
Corporate and other(1)	936	965	1,872	1,909
Eliminations	(80)	(82)	(159)	(161)
Total consolidated operating revenues	$34,253	$34,504	$68,693	$67,989
(1) Historical segment results have been reclassified to conform to the current period presentation. See Note 3 for additional information.

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Total reportable segments operating income(1)	$9,023	$8,367	$17,693	$16,537
Corporate and other(1)	(280)	(187)	(433)	(371)
Other components of net periodic benefit charges (Note 8)	(28)	(8)	(42)	(16)
Severance charges	(397)	—	(397)	—
Acquisition and integration related charges	(135)	—	(396)	—
Asset rationalization	(258)	—	(258)	—
Loss on disposition of business	(746)	—	(746)	—
Total consolidated operating income	7,179	8,172	15,421	16,150

Equity in earnings (losses) of unconsolidated businesses	44	(3)	49	3
Other income, net	36	79	513	200
Interest expense	(1,985)	(1,639)	(3,925)	(3,271)
Income Before Provision For Income Taxes	$5,274	$6,609	$12,058	$13,082
(1) Historical segment results have been reclassified to conform to the current period presentation. See Note 3 for additional information.

No single customer accounted for more than 10% of our total operating revenues during the three and six months ended June 30, 2026 or 2025.

The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of June 30, 2026 and December 31, 2025, $491 million and $723 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

As of June 30, 2026, Verizon had 29 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Twenty-two of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

Highlights of Our Financial Results for the Three Months Ended June 30, 2026 and 2025
(dollars in millions)

Highlights of Our Financial Results for the Six Months Ended June 30, 2026 and 2025
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended June 30, 2026 and 2025
Revenue by Segment for the Six Months Ended June 30, 2026 and 2025
———
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

Customers can obtain our wireless services on a postpaid or prepaid basis. Postpaid customers are qualified retail customers that we service and manage on our networks primarily under the Verizon brand. Prepaid customers are exclusively Consumer retail customers who obtain wireless connectivity by paying for services in advance. The Consumer segment also offers several categories of wireless equipment to customers, including a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches.

In addition to wireless services and equipment for retail customers, the Consumer segment sells residential fixed connectivity solutions, including internet, video and voice services, and wireless network access to resellers on a wholesale basis.

The Consumer segment's operating revenues for the three and six months ended June 30, 2026 totaled $26.2 billion and $52.7 billion, respectively, representing a decrease of 1.5% and an increase of 0.8%, respectively, compared to the similar periods in 2025. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance.

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

The Business segment's operating revenues for the three and six months ended June 30, 2026 totaled $7.2 billion and $14.3 billion, respectively, representing an increase of 2.6% and 2.2%, respectively, compared to the similar periods in 2025. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance.

Corporate and Other
Corporate and other primarily includes device insurance programs, investments in unconsolidated businesses and development stage businesses that support our strategic initiatives, as well as unallocated corporate expenses, certain pension and other employee benefit related costs and interest and financing expenses. Corporate and other also includes the results of divested businesses and businesses held for sale, as well as other adjustments and gains and losses that are not allocated or used in assessing segment performance due to their nature. Although such transactions are excluded from the business segment results, they are included in reported consolidated earnings. Gains and losses from these transactions that are not individually significant are included in segment results and therefore are included in the chief operating decision maker's (CODM) assessment of segment performance. See "Consolidated Results of Operations" for additional information regarding Corporate and other results.

Capital Expenditures and Investments
Our strategy requires significant capital investments primarily to invest in and deploy fiber, acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. During the six months ended June 30, 2026, these investments included $8.2 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2026 are expected to be within the range of $16.0 billion to $16.5 billion.

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

Recent Developments
On May 14, 2026, Verizon entered into an agreement in principle with AT&T Inc. and T-Mobile US, Inc., to form a new joint venture which aims to help end wireless dead zones in the U.S., including in rural areas, by pooling limited spectrum resources to increase capacity, improve the customer experience, and help satellite providers reach more customers through a unified platform. This initiative is expected to extend mobile connectivity for wireless customers through joint investment in using satellite-based, direct-to-device technologies to address coverage gaps, especially in unserved and underserved communities. The joint venture remains subject to negotiating definitive agreements between the parties and satisfying customary closing conditions.

On June 28, 2026, the Company entered into a transaction agreement (the Transaction Agreement) with BT Group plc (BT) and Jasper NewCo Limited (NewCo), pursuant to which the Company and BT will each acquire a 50% equity interest in NewCo. Closing of the transaction is subject to customary regulatory approvals and other closing conditions. See "Acquisitions and Divestitures" below for additional information.

Consolidated Results of Operations
In this section, we discuss our overall results of operations and highlight special items, some of which are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reportable segments in more detail.

During the first quarter of 2026, Verizon revised its presentation of revenue reporting for its reportable segments - Consumer and Business. Accordingly, beginning in the first quarter of 2026, Verizon is reporting Consumer and Business revenue disaggregated by products and services as follows: Mobility and broadband service revenue, Wireless equipment revenue and Other revenue. In the first quarter of 2026, Verizon also made changes to the presentation of certain operating metrics, and going forward will only report operating metrics on a consolidated basis.

In the second quarter of 2026, the net assets representing Verizon's international wireline connectivity and managed network services business (the Verizon Contributed Business) were classified as assets and liabilities held for sale and moved from the Business segment to Corporate and other. Where applicable, historical segment results have been reclassified to conform to the current period presentation. See Note 3 to the condensed consolidated financial statements for additional information.

Consolidated Operating Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Consumer	$26,242	$26,648	$(406)	(1.5)%	$52,695	$52,266	$429	0.8%
Business	7,155	6,973	182	2.6	14,285	13,975	310	2.2
Corporate and other	936	965	(29)	(3.0)	1,872	1,909	(37)	(1.9)
Eliminations	(80)	(82)	2	(2.4)	(159)	(161)	2	(1.2)
Consolidated Operating Revenues	$34,253	$34,504	$(251)	(0.7)	$68,693	$67,989	$704	1.0

Consolidated operating revenues decreased during the three months ended June 30, 2026 compared to the similar period in 2025 primarily due to a revenue decrease in our Consumer segment, partially offset by a revenue increase in our Business segment.

Consolidated operating revenues increased during the six months ended June 30, 2026 compared to the similar period in 2025 primarily due to revenue increases in our Consumer and Business segments.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Cost of services	$7,225	$6,878	$347	5.0%	$14,392	$13,828	$564	4.1%
Cost of wireless equipment	5,859	7,007	(1,148)	(16.4)	12,365	13,113	(748)	(5.7)
Selling, general and administrative expense	8,982	7,812	1,170	15.0	16,615	15,686	929	5.9
Depreciation and amortization expense	5,008	4,635	373	8.0	9,900	9,212	688	7.5
Consolidated Operating Expenses	$27,074	$26,332	$742	2.8	$53,272	$51,839	$1,433	2.8

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

Cost of services increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025.

The increase during the three months ended June 30, 2026 was primarily as a result of:
•an increase of $199 million in personnel costs mainly driven by an increase in employee headcount following the acquisition of Frontier Communications Parent, Inc. (Frontier);
•an increase of $109 million in digital content costs primarily associated with an increase in subscriptions through plan offerings and the inclusion of Frontier results, partially offset by a decrease in traditional linear content costs related to lower Fios video volumes;
•an increase of $79 million in building and facility costs primarily due to maintaining additional buildings and facilities associated with the acquisition of Frontier in 2026 along with higher utility rates;
•an increase of $58 million related to asset rationalization charges taken in 2026; and
•a decrease of $164 million in access costs primarily related to cessation of certain third-party provider costs along with a decrease in circuit usage.

The increase during the six months ended June 30, 2026 was primarily as a result of:
•an increase of $373 million in personnel costs driven by an increase in employee headcount following the acquisition of Frontier;
•an increase of $193 million in building and facility costs primarily due to maintaining additional buildings and facilities associated with the acquisition of Frontier in 2026 along with higher utility rates;
•an increase of $147 million in digital content costs primarily associated with an increase in subscriptions through plan offerings and the inclusion of Frontier results, partially offset by a decrease in traditional linear content costs related to lower Fios video volumes;
•an increase of $58 million related to asset rationalization charges taken in 2026; and
•a decrease of $247 million in access costs primarily related to cessation of certain third-party provider costs along with a decrease in circuit usage.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025.

The decrease during the three months ended June 30, 2026 was primarily due to a decrease of $1.1 billion driven by a lower volume of wireless devices sold primarily related to a strategic decrease in upgrades.

The decrease during the six months ended June 30, 2026 was primarily as a result of:
•a decrease of $1.0 billion driven by a lower volume of wireless devices sold primarily related to a strategic decrease in upgrades; and
•an increase of $270 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025.

The increase during the three months ended June 30, 2026 was primarily as a result of:
•the $746 million net loss in connection with the classification of the assets and liabilities representing Verizon's international wireline connectivity and managed network services business as assets and liabilities held for sale;
•an increase of $397 million due to severance charges related to our workforce reduction initiatives;
•an increase of $200 million related to asset rationalization charges taken in 2026;
•an increase of $135 million related to acquisition and integration related charges recorded in 2026 primarily associated with the acquisition of Frontier; and
•a decrease of $193 million in advertising costs related to various marketing campaigns in the first half of 2025 that did not reoccur.

The increase during the six months ended June 30, 2026 was primarily as a result of:
•the $746 million net loss in connection with the classification of the assets and liabilities representing Verizon's international wireline connectivity and managed network services business as assets and liabilities held for sale;
•an increase of $397 million due to severance charges related to our workforce reduction initiatives;
•an increase of $396 million related to acquisition and integration related charges recorded in 2026 primarily associated with the acquisition of Frontier;
•an increase of $200 million related to asset rationalization charges taken in 2026; and
•a decrease of $475 million in advertising costs related to various marketing campaigns in the first half of 2025 that did not reoccur.

See "Special Items" for additional information on the net loss on disposition of business, severance charges, the acquisition and integration related charges and the asset rationalization charges.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily due to the change in the mix of net depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition.

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

Wireless retail core prepaid phone connections are retail prepaid customer phone connections, excluding our SafeLink brand, as of the end of the period. Wireless retail core prepaid phone connections include those from smartphones and basic phones. Wireless retail core prepaid phone connections are calculated by adding retail core prepaid phone new connections in the period to prior period retail core prepaid phone connections, and subtracting retail core prepaid phone disconnects in the period.

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

Wireless retail core prepaid phone connections, net additions are the total number of additional retail customer core prepaid phone connections, less the number of phone disconnects in the period. Wireless retail core prepaid phone connections, net additions in each period presented are calculated by subtracting the retail core prepaid phone disconnects from the retail core prepaid phone new connections in the period.

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

Wireless retail core prepaid ARPU is the calculated average wireless retail core prepaid service revenue, excluding our SafeLink brand, per unit (wireless retail core prepaid connection) (ARPU) in the period. Wireless retail core prepaid ARPU in each period presented is calculated by dividing wireless retail core prepaid service revenue by the average wireless retail core prepaid connections in the period.

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

Wireless retail postpaid connections, upgrade rate is the rate at which retail postpaid connections upgrade retail customer postpaid devices (phones, tablets, and other devices) in the period. Wireless retail postpaid connections, upgrade rate is calculated by dividing the number of retail postpaid connections that have upgraded a retail customer postpaid device in the period by the average retail postpaid connections for the period.

Where applicable, our operating statistics discussed above and the operating results presented in the following table reflect certain adjustments, including those related to migration activity among different types of devices and plans, customer profile changes, product-related changes and adjustments in connection with mergers, acquisitions and divestitures.

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
	2026	2025			2026	2025
Connections (‘000)(1):
Wireless retail					146,953	146,136	817	0.6%
Wireless retail postpaid					126,619	125,895	724	0.6
Wireless retail postpaid phone					94,098	93,207	891	1.0
Wireless retail core prepaid					19,351	19,017	334	1.8
Wireless retail core prepaid phone					18,654	18,502	152	0.8

Fiber broadband					10,913	7,613	3,300	43.3
FWA broadband					6,208	5,112	1,096	21.4
Total broadband(2)					17,121	12,725	4,396	34.5

Net Additions (‘000):
Wireless retail	223	177	46	26.0%	107	112	(5)	(4.5)
Wireless retail postpaid	188	155	33	21.3	(8)	(4)	(4)	nm
Wireless retail postpaid phone	184	(9)	193	nm	239	(298)	537	nm
Wireless retail core prepaid	73	50	23	46.0	188	187	1	0.5
Wireless retail core prepaid phone	24	24	—	—	94	134	(40)	(29.9)

Fiber broadband	155	32	123	nm	282	77	205	nm
FWA broadband	193	278	(85)	(30.6)	407	586	(179)	(30.5)
Total broadband(2)	348	310	38	12.3	689	663	26	3.9

Account Statistics:
Wireless retail postpaid ARPA	$168.35	$170.79	$(2.44)	(1.4)	$167.50	$170.30	$(2.80)	(1.6)
Wireless retail core prepaid ARPU	$33.37	$32.56	$0.81	2.5	$33.34	$32.24	$1.10	3.4

Churn Rate:
Wireless retail postpaid phone	0.92%	0.97%			0.94%	0.96%
Wireless retail core prepaid	3.59%	3.60%			3.52%	3.53%

Wireless Retail Postpaid Connection Statistics:
Upgrade rate	2.6%	3.6%
(1) As of end of period.
(2) Total broadband excludes solutions provided over a traditional copper-based network.
Where applicable, historical results have been recast to conform to the current period presentation.
nm - not meaningful

Other Consolidated Results
Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Interest income	$72	$55	$17	30.9%	$219	$118	$101	85.6%
Other components of net periodic benefit income (cost)	(91)	(138)	47	(34.1)	80	(232)	312	nm
Net debt extinguishment gains	152	88	64	72.7	247	178	69	38.8
Other, net	(97)	74	(171)	nm	(33)	136	(169)	nm
Other Income, Net	$36	$79	$(43)	(54.4)	$513	$200	$313	nm
nm - not meaningful

Other income, net reflects certain items not directly related to our core operations, including interest income, debt extinguishment gains and losses, components of net periodic pension and postretirement benefit income and cost and certain foreign exchange gains and losses.

Other income, net decreased for the three months ended June 30, 2026 and increased during the six months ended June 30, 2026 compared to the similar periods in 2025.

The decrease during the three months ended June 30, 2026 was primarily due to fair market value adjustments on certain investments and derivatives.

The increase during the six months ended June 30, 2026 was primarily as a result of:
•a net pension remeasurement gain of $237 million in 2026 compared to a net pension remeasurement loss of $45 million in 2025, along with higher expected returns on pension plan assets;
•an increase of $70 million in paid-in-kind interest earned on certain preferred investments; and
•a decrease resulting from fair market value adjustments on certain investments and derivatives.

See Note 8 to the condensed consolidated financial statements for more information on the other components of net periodic benefit income (cost).

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Total interest costs on debt balances	$2,136	$1,830	$306	16.7%	$4,245	$3,659	$586	16.0%
Less capitalized interest costs	151	191	(40)	(20.9)	320	388	(68)	(17.5)
Interest Expense	$1,985	$1,639	$346	21.1	$3,925	$3,271	$654	20.0

Average debt outstanding(1)(3)	$170,098	$144,695			$168,837	$144,461
Effective interest rate(2)(3)	5.0%	5.1%			5.0%	5.1%
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

Total interest expense increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily due to an increase in interest costs associated with higher average debt balances.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Decrease		June 30,		Decrease
(dollars in millions)	2026	2025			2026	2025
Provision for income taxes	$1,325	$1,488	$(163)	(11.0)%	$2,963	$2,978	$(15)	(0.5)%
Effective income tax rate	25.1%	22.5%			24.6%	22.8%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The decrease in the provision for income taxes during the three and six months ended June 30, 2026 compared to the similar periods in 2025 was primarily due to the decrease in income before income taxes in the current period. The increase in the effective income tax rate during the three and six months ended June 30, 2026 compared to the similar periods in 2025 was primarily related to the nondeductible loss on the classification of net assets held for sale associated with the Verizon Contributed Business in the current period.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.5 billion and $2.6 billion at June 30, 2026 and December 31, 2025, respectively. Interest and penalties related to unrecognized tax benefits were $705 million (after-tax) and $751 million (after-tax) at June 30, 2026 and December 31, 2025, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Consolidated Net Income	$3,949	$5,121	$9,095	$10,104
Add:
Provision for income taxes	1,325	1,488	2,963	2,978
Interest expense	1,985	1,639	3,925	3,271
Depreciation and amortization expense(1)	5,008	4,635	9,900	9,212
Consolidated EBITDA	$12,267	$12,883	$25,883	$25,565

Add (Less):
Other income, net⁽²⁾	$(36)	$(79)	$(513)	$(200)
Equity in (earnings) losses of unconsolidated businesses	(44)	3	(49)	(3)
Severance charges	397	—	397	—
Acquisition and integration related charges	135	—	396	—
Asset rationalization	258	—	258	—
Loss on disposition of business	746	—	746	—
Consolidated Adjusted EBITDA	$13,723	$12,807	$27,118	$25,362
(1) Includes Amortization of acquisition-related intangible assets, which were $274 million and $514 million during the three and six months ended June 30, 2026, respectively, and $192 million and $382 million during the three and six months ended June 30, 2025, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits remeasurement gain of $237 million during the six months ended June 30, 2026. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and six months ended June 30, 2026 compared to the similar periods in 2025 were primarily a result of the factors described above in connection with consolidated operating revenues and consolidated operating expenses.

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

Operating Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Mobility and broadband service	$19,637	$19,002	$635	3.3%	$38,817	$37,803	$1,014	2.7%
Wireless equipment	4,178	5,369	(1,191)	(22.2)	9,002	9,901	(899)	(9.1)
Other	2,427	2,277	150	6.6	4,876	4,562	314	6.9
Total Operating Revenues	$26,242	$26,648	$(406)	(1.5)	$52,695	$52,266	$429	0.8
Certain intersegment transactions with corporate entities have not been eliminated.

Consumer's total operating revenues decreased during the three months ended June 30, 2026 compared to the similar period in 2025 as a result of a decrease in Wireless equipment revenue, partially offset by increases in Mobility and broadband service revenue and Other revenue.

Consumer's total operating revenues increased during the six months ended June 30, 2026 compared to the similar period in 2025 as a result of increases in Mobility and broadband service revenue and Other revenue, partially offset by a decrease in Wireless equipment revenue.

Mobility and Broadband Service Revenue
Mobility and broadband service revenue primarily includes revenue from mobility communication services, FWA broadband, Fios internet and other fiber-based services.

Mobility and broadband service revenue increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025.

The increase during the three months ended June 30, 2026 was primarily as a result of:
•an increase of $712 million in fiber broadband revenue primarily due to the inclusion of Frontier results;
•an increase of $193 million related to growth in non-retail service revenue;
•an increase of $94 million in prepaid revenue primarily due to growth in the customer base; and
•a decrease of $365 million in postpaid revenue primarily related to the amortization of wireless equipment sales promotions and acquisition related discounts, partially offset by higher adoption of perks, premium plan offerings and growth in FWA subscriber base.

The increase during the six months ended June 30, 2026 was primarily as a result of:
•an increase of $1.2 billion in fiber broadband revenue primarily due to the inclusion of Frontier results;
•an increase of $357 million related to growth in non-retail service revenue;
•an increase of $216 million in prepaid revenue primarily due to growth in the customer base; and
•a decrease of $779 million in postpaid revenue primarily related to the amortization of wireless equipment sales promotions, acquisition related discounts and credits provided to customers in connection with the network outage in the first quarter of 2026, partially offset by higher adoption of perks, premium plan offerings and growth in FWA subscriber base.

Wireless Equipment Revenue
Wireless equipment revenue includes revenue from a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches.

Wireless equipment revenue decreased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025.

The decrease during the three months ended June 30, 2026 was primarily due to a decrease of $1.1 billion driven by a lower volume of wireless devices sold primarily related to a strategic decrease in upgrades.

The decrease during the six months ended June 30, 2026 was primarily as a result of:
•a decrease of $1.0 billion driven by a lower volume of wireless devices sold primarily related to a strategic decrease in upgrades; and
•an increase of $110 million due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Other revenue increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily due to an increase of $140 million and $273 million, respectively, in legacy wireline revenue related to the inclusion of Frontier results.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Cost of services	$4,928	$4,581	$347	7.6%	$9,748	$9,155	$593	6.5%
Cost of wireless equipment	4,658	5,806	(1,148)	(19.8)	9,961	10,718	(757)	(7.1)
Selling, general and administrative expense	4,837	5,036	(199)	(4.0)	9,723	10,201	(478)	(4.7)
Depreciation and amortization expense	3,787	3,582	205	5.7	7,517	7,125	392	5.5
Total Operating Expenses	$18,210	$19,005	$(795)	(4.2)	$36,949	$37,199	$(250)	(0.7)

Cost of Services
Cost of services increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily due to:
•an increase of $150 million and $264 million, respectively, in personnel costs mainly driven by an increase in employee headcount following the acquisition of Frontier;
•an increase of $111 million and $150 million, respectively, in digital content costs primarily associated with an increase in subscriptions through plan offerings and the inclusion of Frontier results, partially offset by a decrease in traditional linear content costs related to lower Fios video volumes; and
•an increase of $54 million and $125 million, respectively, in building and facility costs primarily due to maintaining additional buildings and facilities associated with the acquisition of Frontier in 2026 along with higher utility rates.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025.

The decrease during the three months ended June 30, 2026 was primarily due to a decrease of $1.1 billion driven by a lower volume of wireless devices sold primarily related to a strategic decrease in upgrades.

The decrease during the six months ended June 30, 2026 was primarily as a result of:
•a decrease of $991 million driven by a lower volume of wireless devices sold primarily related to a strategic decrease in upgrades; and
•an increase of $233 million due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily as a result of:
•a decrease of $184 million and $441 million, respectively, in advertising costs related to various marketing campaigns in the first half of 2025 that did not reoccur;
•a decrease of $104 million and $127 million, respectively, in provision for credit losses primarily related to lower upgrade volumes; and
•an increase of $120 million and $178 million, respectively, in personnel costs mainly driven by an increase in commission expense due to higher volumes in our prepaid business, partially offset by workforce reduction initiatives.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 driven by the change in the mix of total Verizon depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition, and Consumer's usage of those assets.

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

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(dollars in millions)	2026	2025			2026	2025
Segment Operating Income	$8,032	$7,643	$389	5.1%	$15,746	$15,067	$679	4.5%
Add Depreciation and amortization expense	3,787	3,582	205	5.7	7,517	7,125	392	5.5
Segment EBITDA	$11,819	$11,225	$594	5.3	$23,263	$22,192	$1,071	4.8

Segment operating income margin(1)	30.6%	28.7%			29.9%	28.8%
Segment EBITDA margin	45.0%	42.1%			44.1%	42.5%
(1) Segment operating income margin reflects the profitability of the segment as a percentage of revenue. Segment operating income margin is calculated by dividing total segment operating income by total segment operating revenues.

The changes in the table above during the three and six months ended June 30, 2026 compared to the similar periods in 2025 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

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

In the second quarter of 2026, the net assets representing the Verizon Contributed Business were classified as assets and liabilities held for sale and moved from the Business segment to Corporate and other. Where applicable, historical segment results have been reclassified to conform to the current period presentation. See Note 3 to the condensed consolidated financial statements for additional information.

Operating Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase/		June 30,		Increase/(Decrease)
(dollars in millions)	2026	2025	(Decrease)		2026	2025
Mobility and broadband service	$3,728	$3,733	$(5)	(0.1)%	$7,416	$7,450	$(34)	(0.5)%
Wireless equipment	846	886	(40)	(4.5)	1,703	1,752	(49)	(2.8)
Other	2,581	2,354	227	9.6	5,166	4,773	393	8.2
Total Operating Revenues	$7,155	$6,973	$182	2.6	$14,285	$13,975	$310	2.2
Certain intersegment transactions with corporate entities have not been eliminated.

Business's total operating revenues increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 as a result of an increase in Other revenue, partially offset by decreases in Wireless equipment revenue and Mobility and broadband service revenue.

Mobility and Broadband Service Revenue
Mobility and broadband service revenue primarily includes revenue from mobility communication services, FWA broadband, Fios internet and other fiber-based services.

Mobility and broadband service revenue decreased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily as a result of:

•a decrease of $75 million and $155 million, respectively, in postpaid service revenue primarily due to a shift toward lower-tier plans among new customers and the amortization of wireless equipment sales promotions. These decreases were partially offset by FWA subscriber growth and strategic pricing adjustments for existing customers; and
•an increase of $60 million and $105 million, respectively, in fiber broadband revenue primarily due to the inclusion of Frontier results.

Wireless Equipment Revenue
Wireless equipment revenue includes revenue from a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches.

Wireless equipment revenue remained relatively flat during both the three and six months ended June 30, 2026 compared to the similar periods in 2025.

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

Other revenue increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily due to an increase of $277 million and $494 million, respectively, in legacy wireline revenue related to the inclusion of Frontier results.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase/(Decrease)		June 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Cost of services	$2,023	$2,060	$(37)	(1.8)%	$4,140	$4,214	$(74)	(1.8)%
Cost of wireless equipment	1,203	1,201	2	0.2	2,405	2,395	10	0.4
Selling, general and administrative expense	1,847	1,990	(143)	(7.2)	3,653	3,909	(256)	(6.5)
Depreciation and amortization expense	1,091	998	93	9.3	2,140	1,987	153	7.7
Total Operating Expenses	$6,164	$6,249	$(85)	(1.4)	$12,338	$12,505	$(167)	(1.3)

Cost of Services
Cost of services decreased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily as a result of:
•a decrease of $121 million and $210 million, respectively, in access costs primarily related to cessation of certain third-party provider costs along with a decrease in circuit usage; and
•an increase of $54 million and $100 million, respectively, in personnel costs associated with third-party contracted resources.

Cost of Wireless Equipment
Cost of wireless equipment remained relatively flat during both the three and six months ended June 30, 2026 compared to the similar periods in 2025.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 primarily due to a decrease of $139 million and $294 million, respectively, in personnel costs related to workforce reduction initiatives.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and six months ended June 30, 2026 compared to the similar periods in 2025 driven by the change in the mix of total Verizon depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition, and Business's usage of those assets.

Segment Operating Income and Segment EBITDA
Segment EBITDA and Segment EBITDA margin are non-GAAP financial measures. See “Segment Results of Operations — Verizon Consumer Group — Segment Operating Income and Segment EBITDA” for additional details.

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(dollars in millions)	2026	2025			2026	2025
Segment Operating Income	$991	$724	$267	36.9%	$1,947	$1,470	$477	32.4%
Add Depreciation and amortization expense	1,091	998	93	9.3	2,140	1,987	153	7.7
Segment EBITDA	$2,082	$1,722	$360	20.9	$4,087	$3,457	$630	18.2

Segment operating income margin(1)	13.9%	10.4%			13.6%	10.5%
Segment EBITDA margin	29.1%	24.7%			28.6%	24.7%
(1) Segment operating income margin reflects the profitability of the segment as a percentage of revenue. Segment operating income margin is calculated by dividing total segment operating income by total segment operating revenues.

The changes in the table above during the three and six months ended June 30, 2026 compared to the similar periods in 2025 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$274	$192	$514	$382
Severance, pension and benefits charges
Selling, general and administrative expense	397	—	397	—
Other (income) expense, net	—	—	(237)	—
Acquisition and integration related charges
Selling, general and administrative expense	135	—	396	—
Asset rationalization
Cost of Services	58	—	58	—
Selling, general and administrative expense	200	—	200	—
Loss on disposition of business
Selling, general and administrative expense	746	—	746	—
Total	$1,810	$192	$2,074	$382
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Within Total Operating Expenses	1,810	$192	$2,311	$382
Within Other income, net	—	—	(237)	—
Total	$1,810	$192	$2,074	$382

Amortization of Acquisition-Related Intangible Assets
During the three and six months ended June 30, 2026, we recorded pre-tax amortization expense of $274 million and $514 million, respectively, related to acquired intangible assets.

During the three and six months ended June 30, 2025, we recorded pre-tax amortization expense of $192 million and $382 million, respectively, related to acquired intangible assets.

Severance, Pension and Benefits Charges
During the three and six months ended June 30, 2026, we recorded pre-tax severance charges of $397 million, exclusive of acquisition related severance charges, principally as a result of separations in connection with our workforce reduction initiatives. The severance charges were recorded in Selling, general and administrative expense in our condensed consolidated statements of income.

During the six months ended June 30, 2026, we recorded a net pre-tax pension and benefits remeasurement gain of $237 million in certain pension and postretirement benefit plans resulting from amendments to our collective bargaining agreements. This was primarily driven by a credit of $412 million due to an increase in our discount rate assumption used to determine the current year liabilities of certain pension and postretirement benefit plans, partially offset by a charge of $175 million primarily resulting from the difference between our estimated and our actual return on certain pension plan assets.

Acquisition and Integration Related Charges
During the three and six months ended June 30, 2026, we recorded charges of $135 million and $396 million, respectively, inclusive of acquisition related severance charges, related to transaction and integration expenses primarily associated with the acquisition of Frontier.

Asset Rationalization
During both the three and six months ended June 30, 2026, we recorded pre-tax asset rationalization charges of $258 million predominately related to the decision to cease use of certain real estate and network assets as part of our transformation initiatives.

Loss on Disposition of Business
During both the three and six months ended June 30, 2026, we recorded a pre-tax loss on disposition of business of $746 million in connection with the classification of the assets and liabilities representing the Verizon Contributed Business as assets and liabilities held for sale. Pursuant to the Transaction Agreement, dated as of June 28, 2026, the Verizon Contributed Business is expected to be contributed to a joint venture with BT. See Note 3 to the condensed consolidated financial statements for additional information on the transaction.

Consolidated Financial Condition

	Six Months Ended
	June 30,
(dollars in millions)	2026	2025	Change
Cash Flows Provided By (Used In)
Operating activities	$18,419	$16,757	$1,662
Investing activities	(18,500)	(7,190)	(11,310)
Financing activities	(17,114)	(10,271)	(6,843)
Decrease in cash, cash equivalents and restricted cash	$(17,195)	$(704)	$(16,491)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $1.7 billion during the six months ended June 30, 2026 compared to the similar period in 2025. The increase is primarily attributable to the timing of cash tax payments as a result of the One Big Beautiful Bill legislation and working capital benefits primarily related to lower upgrade volumes, partially offset by a decrease in earnings.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the six months ended June 30, 2026 and 2025 were $8.2 billion and $8.0 billion, respectively. Capital expenditures increased $257 million during the six months ended June 30, 2026 compared to the similar period in 2025 primarily due to fiber and wireless network infrastructure investments.

Acquisitions of Businesses, Net of Cash Acquired
During the six months ended June 30, 2026, we invested $9.5 billion in acquisitions of businesses, net of cash acquired.

In January 2026, we completed the acquisition of Frontier, a U.S. provider of broadband internet and other communication services. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $9.4 billion, net of cash acquired.

See "Acquisitions and Divestitures" for information on our acquisitions.

Acquisitions of Wireless Licenses
During the six months ended June 30, 2026, we completed the acquisition of select spectrum licenses of United States Cellular Corporation (currently known as Array Digital Infrastructure, Inc.) and certain of its subsidiaries (collectively, UScellular) for total cash consideration of $1.0 billion.

During the six months ended June 30, 2026 and 2025, we recorded capitalized interest related to wireless licenses of $154 million and $234 million, respectively.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the six months ended June 30, 2026, net cash used in financing activities was $17.1 billion. During the six months ended June 30, 2025, net cash used in financing activities was $10.3 billion.

During the six months ended June 30, 2026, our net cash used in financing activities was primarily driven by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $14.4 billion, repayments of asset-backed long-term borrowings of $13.9 billion, cash dividends paid of $5.9 billion and payments to purchase shares of our common stock of $3.5 billion. The repayments during the six months ended June 30, 2026 included approximately $12.4 billion for the principal amount of debt assumed as a part of the acquisition of Frontier. These payments were partially offset by proceeds from asset-backed long-term borrowings of $12.0 billion and proceeds from long-term borrowings of $9.9 billion.

At June 30, 2026, our total debt of $165.2 billion included unsecured debt of $136.5 billion and secured debt of $28.8 billion. At December 31, 2025, our total debt of $158.2 billion included unsecured debt of $131.1 billion and secured debt of $27.1 billion. During the six months ended June 30, 2026 and 2025, our effective interest rate was 5.0% and 5.1%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At June 30, 2026
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2028	$12,000	$11,976	$—
Various export credit facilities(2)	2026 - 2033	11,950	85	5,718
Total		$23,950	$12,061	$5,718
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of June 30, 2026, there have been no drawings against the revolving credit facility since its inception.
(2) During the six months ended June 30, 2026, we drew down approximately $1.6 billion. During the six months ended June 30, 2025, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

Other, Net
Other, net cash flow from financing activities during the six months ended June 30, 2026 includes $983 million in payments related to vendor financing arrangements, $279 million in payments related to tax withholding of employee share based arrangements, $254 million in payments made under the sublease arrangement for our cell towers and $217 million in equity distribution payments made for controlled entities. These payments were partially offset by $358 million in advance proceeds received from the variable prepaid forward entered into in 2026.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $5.9 billion and $5.7 billion in cash dividends during the six months ended June 30, 2026 and 2025, respectively.

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

In February 2026, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock in exchange for an upfront payment of $2.5 billion and received an initial delivery of 45,116,772 shares of common stock using a reference price of $47.10. In March 2026, these ASR transactions were completed, and we received an additional 5,641,251 shares. This resulted in a total of 50,758,023 shares repurchased under the ASR agreements at an average repurchase price of $49.25, not including related excise tax.

In April 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock in exchange for an upfront payment of $1.0 billion and received an initial delivery of 17,993,226 shares of common stock using a reference price of $47.24. In June 2026, the ASR transaction was completed, and we received an additional 3,296,217 shares. This resulted in a total of 21,289,443 shares repurchased under the ASR agreement at an average repurchase price of $46.97, not including related excise tax. For the six months ended June 30, 2026, we repurchased a total of 72,047,466 shares for an aggregate payment of $3.5 billion. All shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares. At June 30, 2026, the maximum remaining aggregate consideration that could be paid by or on behalf of Verizon under our share repurchase program was $21.5 billion. For the full year 2026, our share repurchase target has been increased from $3.0 billion to up to $4.5 billion.

Covenants
Our debt agreements contain covenants that are typical for large, investment grade companies. These covenants include requirements to pay interest and principal in a timely fashion, pay taxes, maintain insurance with responsible and reputable insurance companies, preserve our corporate existence, keep appropriate books and records of financial transactions, maintain our properties, provide financial and other reports to our lenders, limit pledging and disposition of assets and mergers and consolidations, and other similar covenants.

We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at June 30, 2026 totaled $1.8 billion, a $17.3 billion decrease compared to December 31, 2025, primarily as a result of the factors discussed above.

Restricted cash totaled $302 million and $451 million as of June 30, 2026 and December 31, 2025, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

As of June 30, 2026, we classified $250 million of cash and cash equivalents as assets held for sale relating to the Verizon Contributed Business. See Note 3 to the condensed consolidated financial statements for additional information.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Six Months Ended
	June 30,
(dollars in millions)	2026	2025	Change
Net cash provided by operating activities	$18,419	$16,757	$1,662
Less Capital expenditures (including capitalized software)	8,210	7,953	257
Free cash flow	$10,209	$8,804	$1,405

The increase in free cash flow during the six months ended June 30, 2026 compared to the similar period in 2025 is a reflection of the increase in operating cash flows, partially offset by the increase in capital expenditures, both of which are discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both June 30, 2026 and December 31, 2025, we did not hold any collateral. At both June 30, 2026 and December 31, 2025, we posted $1.1 billion of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of June 30, 2026, approximately 76% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $412 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At June 30, 2026 and December 31, 2025, the fair value of the liability of these contracts was $5.2 billion and $5.1 billion, respectively. At both June 30, 2026 and December 31, 2025, the total notional amount of the interest rate swaps was $23.7 billion.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At June 30, 2026, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At June 30, 2026 and December 31, 2025, the fair value of the asset of these contracts was $1.2 billion and $1.4 billion, respectively. At June 30, 2026 and December 31, 2025, the fair value of the liability of these contracts was $1.4 billion and $1.2 billion, respectively. At June 30, 2026 and December 31, 2025, the total notional amount of the cross currency swaps was $40.2 billion and $36.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We entered into Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both June 30, 2026 and December 31, 2025, the fair value of the asset and liability of these contracts was insignificant. At June 30, 2026 and December 31, 2025, the total notional amount of the foreign exchange forwards was $600 million and $570 million, respectively.

Acquisitions and Divestitures
Spectrum License Transactions
From time to time, we enter into agreements to buy, sell or exchange spectrum licenses. We believe these spectrum license transactions have allowed us to continue to enhance the reliability of our wireless network while also resulting in a more efficient use of spectrum.

On October 17, 2024, Verizon entered into a license purchase agreement to acquire select spectrum licenses of UScellular. On June 1, 2026, we completed the acquisition of the spectrum licenses for total cash consideration of $1.0 billion.

In June 2026, the Federal Communications Commission (FCC) concluded Auction 113 for Advanced Wireless Services (AWS-3) licenses. Verizon paid an immaterial cash deposit to participate in the auction, and was the winning bidder on 82 spectrum licenses valued at approximately $3.2 billion. In July 2026, we made additional payments totaling $3.1 billion in connection with these licenses. The timing of the license issuance remains subject to FCC determination.

Joint Venture with BT Group plc
On June 28, 2026, the Company entered into the Transaction Agreement with BT and NewCo, pursuant to which, the Company and BT will each acquire a 50% equity interest in NewCo.

As consideration, the Company will contribute the equity interests of certain subsidiaries comprising the Verizon Contributed Business and make a $625 million cash payment to NewCo, which NewCo will distribute to BT. BT will contribute the equity interests of certain subsidiaries comprising its international wireline connectivity and managed network services business (the BT Contributed Business) to NewCo.

The relative values of the Verizon Contributed Business and the BT Contributed Business are subject to customary post-closing adjustments based on the levels of cash, net working capital, and indebtedness of each business at closing.

The Transaction Agreement contemplates the entry into a joint venture agreement between the Company, BT and NewCo in respect of the governance of NewCo, as well as certain ancillary commercial agreements and transition services arrangements. Closing of the transaction is subject to customary regulatory approvals and other closing conditions.

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

Business Acquisitions
The financial results of Frontier and Starry are included in the Company’s consolidated results from January 20, 2026 and January 30, 2026, respectively. The aggregate operating revenues arising from these acquisitions and included in our condensed consolidated statements of income amounted to less than 5% of total operating revenues for both the three and six months ended June 30, 2026.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2026.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment.

There were no changes in the Verizon's internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about Verizon’s share repurchase activity for the quarter ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs(1)(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1 - 30	17,993,226		$(2)	17,993,226	$21,500,000,000
May 1 - 31	—	—		—	21,500,000,000
June 1 - 30	3,296,217		(2)	3,296,217	21,500,000,000
Total	21,289,443	$46.97	(2)	21,289,443	$21,500,000,000

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
(2) In April 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock in exchange for an upfront payment of $1.0 billion and received an initial delivery of 17,993,226 shares of common stock using a reference price of $47.24. In June 2026, the ASR transaction was completed, and we received an additional 3,296,217 shares. This resulted in a total of 21,289,443 shares repurchased under the ASR agreement at an average repurchase price of $46.97, not including related excise tax. Shares received under the ASR agreement were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares.

Item 5. Other Information
On May 19, 2026, Kyle Malady, Executive Vice President and Group CEO - Verizon Business, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of a total of 16,500 shares of the Company's common stock over a period of 15 weeks. The trading plan will terminate on January 28, 2027, subject to early termination in accordance with its terms.

Other than as described above, during the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10a	Form of 2026 Performance Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.*

10b	Form of 2026 Restricted Stock Unit Agreement pursuant to the 2017 Verizon Communications Inc. Long-Term Incentive Plan.*

10c	Verizon Communications Inc. Long-Term Incentive Plan CEO Performance Stock Unit Agreement, dated as of April 1, 2026.*

10d	2026 Verizon Communications Inc. Long-Term Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Indicates management contract or compensatory plan or arrangement.
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

VERIZON COMMUNICATIONS INC.

Date: July 31, 2026	By:	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)