Form 10-Q
period 2026-09-30
VERIZON COMMUNICATIONS INC
filed 2026-10-29
CIK 732712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

At September 30, 2026, 4,144,598,336 shares of the registrant’s common stock were outstanding, after deducting 146,835,310 shares held in treasury.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts) (unaudited)	2026	2025	2026	2025

Operating Revenues
Service revenues and other	$29,197	$28,202	$87,185	$84,538
Wireless equipment revenues	5,116	5,619	15,821	17,272
Total Operating Revenues	34,313	33,821	103,006	101,810

Operating Expenses
Cost of services (exclusive of items shown below)	7,265	6,863	21,657	20,691
Cost of wireless equipment	5,823	6,483	18,188	19,596
Selling, general and administrative expense	7,480	7,752	24,095	23,438
Depreciation and amortization expense	5,095	4,618	14,995	13,830
Total Operating Expenses	25,663	25,716	78,935	77,555

Operating Income	8,650	8,105	24,071	24,255
Equity in earnings (losses) of unconsolidated businesses	(3)	(6)	46	(3)
Other income, net	120	92	633	292
Interest expense	(1,950)	(1,664)	(5,875)	(4,935)
Income Before Provision For Income Taxes	6,817	6,527	18,875	19,609
Provision for income taxes	(1,497)	(1,471)	(4,460)	(4,449)
Net Income	$5,320	$5,056	$14,415	$15,160

Net income attributable to noncontrolling interests	$122	$106	$337	$328
Net income attributable to Verizon	5,198	4,950	14,078	14,832
Net Income	$5,320	$5,056	$14,415	$15,160

Basic Earnings Per Common Share
Net income attributable to Verizon	$1.25	$1.17	$3.37	$3.51
Weighted-average shares outstanding (in millions)	4,157	4,228	4,176	4,225

Diluted Earnings Per Common Share
Net income attributable to Verizon	$1.25	$1.17	$3.37	$3.51
Weighted-average shares outstanding (in millions)	4,161	4,233	4,180	4,229
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income
Verizon Communications Inc. and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions) (unaudited)	2026	2025	2026	2025

Net Income	$5,320	$5,056	$14,415	$15,160
Other Comprehensive Income (Loss), Net of Tax (Expense) Benefit
Foreign currency translation adjustments, net of tax of $(2), $(1), $(8) and $26	(5)	(3)	(25)	140
Unrealized gain (loss) on cash flow hedges, net of tax of $(7), $4, $(22) and $4	20	(13)	66	(13)
Unrealized gain (loss) on fair value hedges, net of tax of $(48), $53, $(166) and $285	141	(161)	495	(853)
Unrealized gain (loss) on marketable securities, net of tax of $3, $(1), $4 and $(1)	(11)	3	(13)	4
Defined benefit pension and postretirement plans, net of tax of $(5), $1, $141 and $3	15	(2)	(420)	(6)
Other comprehensive income (loss) attributable to Verizon	160	(176)	103	(728)
Total Comprehensive Income	$5,480	$4,880	$14,518	$14,432

Comprehensive income attributable to noncontrolling interests	$122	$106	$337	$328
Comprehensive income attributable to Verizon	5,358	4,774	14,181	14,104
Total Comprehensive Income	$5,480	$4,880	$14,518	$14,432
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
Verizon Communications Inc. and Subsidiaries

	At September 30,	At December 31,
(dollars in millions, except per share amounts) (unaudited)	2026	2025

Assets
Current assets
Cash and cash equivalents	$4,495	$19,048
Accounts receivable	27,564	28,347
Less Allowance for credit losses	1,199	1,250
Accounts receivable, net	26,365	27,097
Inventories	2,775	2,441
Prepaid expenses and other	7,876	8,336
Total current assets	41,511	56,922

Property, plant and equipment	359,427	337,991
Less Accumulated depreciation	234,293	228,524
Property, plant and equipment, net	125,134	109,467

Investments in unconsolidated businesses	796	785
Wireless licenses	161,417	157,039
Goodwill	30,729	22,841
Other intangible assets, net	12,002	10,458
Operating lease right-of-use assets	22,680	23,498
Other assets	21,253	23,248
Total assets	$415,522	$404,258

Liabilities and Equity
Current liabilities
Debt maturing within one year	$23,889	$18,618
Accounts payable and accrued liabilities	22,018	24,981
Current operating lease liabilities	4,772	4,542
Other current liabilities	15,592	14,229
Total current liabilities	66,271	62,370

Long-term debt	142,344	139,532
Employee benefit obligations	11,533	11,099
Deferred income taxes	50,976	48,717
Non-current operating lease liabilities	17,963	18,951
Other liabilities	19,143	17,848
Total long-term liabilities	241,959	236,147

Commitments and Contingencies (Note 12)

Equity
Series preferred stock ($0.10 par value; 250,000,000 shares authorized; none issued)	—	—
Common stock ($0.10 par value; 6,250,000,000 shares authorized in each period; 4,291,433,646 shares issued in each period)	429	429
Additional paid in capital	13,250	13,372
Retained earnings	99,995	94,744
Accumulated other comprehensive loss	(1,624)	(1,727)
Common stock in treasury, at cost (146,835,310 and 74,258,296 shares outstanding)	(6,802)	(3,255)
Deferred compensation – employee stock ownership plans (ESOPs) and other	738	897
Noncontrolling interests	1,306	1,281
Total equity	107,292	105,741
Total liabilities and equity	$415,522	$404,258
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
Verizon Communications Inc. and Subsidiaries

	Nine Months Ended
	September 30,
(dollars in millions) (unaudited)	2026	2025

Cash Flows from Operating Activities
Net Income	$14,415	$15,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,995	13,830
Employee retirement benefits	187	444
Deferred income taxes	2,113	1,809
Provision for expected credit losses	1,503	1,613
Equity in (earnings) losses of unconsolidated businesses, net of dividends received	(27)	41
Changes in current assets and liabilities, net of effects from acquisition/disposition of businesses	(3,438)	(4,054)
Other, net	188	(820)
Net cash provided by operating activities	29,936	28,023

Cash Flows from Investing Activities
Capital expenditures (including capitalized software)	(11,926)	(12,263)
Cash paid related to acquisitions of businesses, net of cash acquired	(9,480)	—
Acquisitions of wireless licenses	(4,384)	(340)
Other, net	319	923
Net cash used in investing activities	(25,471)	(11,680)

Cash Flows from Financing Activities
Proceeds from long-term borrowings	13,658	3,952
Proceeds from asset-backed long-term borrowings	13,773	7,340
Repayments of long-term borrowings and finance lease obligations	(17,349)	(7,529)
Repayments of asset-backed long-term borrowings	(14,285)	(6,437)
Dividends paid	(8,804)	(8,569)
Purchase of common stock for treasury	(4,000)	—
Other, net	(1,893)	(1,579)
Net cash used in financing activities	(18,900)	(12,822)

Increase (decrease) in cash, cash equivalents and restricted cash	(14,435)	3,521
Cash, cash equivalents and restricted cash, beginning of period	19,499	4,635
Cash, cash equivalents and restricted cash, end of period (Note 1)	$5,064	$8,156
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

Earnings Per Common Share
There were a total of approximately 4.0 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for both the three and nine months ended September 30, 2026. There were a total of approximately 4.5 million outstanding dilutive securities, primarily consisting of performance stock units and restricted stock units, included in the computation of diluted earnings per common share for both the three and nine months ended September 30, 2025.

In February 2026, we entered into accelerated share repurchase (ASR) agreements with certain financial institution counterparties to repurchase shares of our common stock. These ASR transactions were completed in March 2026. In April 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock. This ASR transaction was completed in June 2026. In July 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock. This ASR transaction was completed in September 2026. See Note 9 for additional information on share repurchases. The shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares.

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

Cash, cash equivalents and restricted cash are included in the following line items in the condensed consolidated balance sheets:

	At September 30,	At December 31,	Increase / (Decrease)
(dollars in millions)	2026	2025
Cash and cash equivalents	$4,495	$19,048	$(14,553)
Restricted cash:
Prepaid expenses and other	157	297	(140)
Other assets	162	154	8
Assets held for sale:
Prepaid expenses and other	250	—	250
Cash, cash equivalents and restricted cash	$5,064	$19,499	$(14,435)

Note 2. Revenue and Contract Costs
We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment.

Revenue by Category
We have two reportable segments that we operate and manage as strategic business units, Consumer and Business. Revenue is disaggregated by products and services within our segments. See Note 10 for additional information on revenue by segment, including Corporate and other. During the three and nine months ended September 30, 2026, we recorded wireless service revenue of $20.9 billion and $62.3 billion, respectively. During the three and nine months ended September 30, 2025, we recorded wireless service revenue of $21.0 billion and $62.7 billion, respectively.

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

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied or partially unsatisfied service performance obligations as of the reporting date. We disclose information related to these amounts below. We have applied the practical expedient under Topic 606 to exclude revenue expected from contracts that have an original expected duration of one year or less. This exclusion primarily relates to our month-to-month service contracts. As of September 30, 2026, month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and approximately 96% of our wireline Consumer and small and medium Business contracts, compared to September 30, 2025, for which month-to-month service contracts represented approximately 95% of our wireless postpaid contracts and approximately 94% of our wireline Consumer and small and medium Business contracts.

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

At September 30, 2026, the aggregate amount of the transaction price related to unsatisfied performance obligations was $53.8 billion. We expect to recognize substantially all of this revenue from origination over the next thirty-six months, with the remainder recognized thereafter.

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

The following table presents information about receivables from contracts with customers:

	At September 30,	At December 31,
(dollars in millions)	2026	2025
Accounts Receivable(1)	$9,593	$9,646
Device payment plan agreement receivables(2)	20,018	21,726
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

Revenues recognized related to contract liabilities existing at January 1, 2026 were $159 million and $5.0 billion for the three and nine months ended September 30, 2026, respectively. Revenues recognized related to contract liabilities existing at January 1, 2025 were $145 million and $5.0 billion for the three and nine months ended September 30, 2025, respectively.

The balances of contract assets and contract liabilities recorded in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2026	2025
Assets
Prepaid expenses and other	$478	$518
Other assets	284	259
Total Contract Assets	$762	$777

Liabilities
Other current liabilities	$7,401	$7,576
Other liabilities	2,142	2,433
Total Contract Liabilities	$9,543	$10,009

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

The balances of deferred contract costs included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2026	2025
Assets
Prepaid expenses and other	$3,441	$3,315
Other assets	3,018	2,848
Total	$6,459	$6,163

For the three and nine months ended September 30, 2026, we recognized expense of $1.1 billion and $3.1 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income. For the three and nine months ended September 30, 2025, we recognized expense of $901 million and $2.7 billion, respectively, associated with the amortization of deferred contract costs, primarily within Selling, general and administrative expense in our condensed consolidated statements of income.

We assess our deferred contract costs for impairment on a quarterly basis. We recognize an impairment charge to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration we expect to receive in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There were no impairment charges recognized for the three and nine months ended September 30, 2026 or September 30, 2025.

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

In June 2026, the Federal Communications Commission (FCC) concluded Auction 113 for Advanced Wireless Services (AWS-3) licenses. Verizon was the winning bidder on 82 spectrum licenses. During the nine months ended September 30, 2026, Verizon made aggregate payments of $3.2 billion for the licenses won in the auction. The licenses were granted by the FCC in August 2026 and are included in Wireless licenses in our condensed consolidated balance sheets.

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

In the second quarter of 2026, the net assets representing the Verizon Contributed Business were classified as assets and liabilities held for sale and moved from the Business segment to Corporate and other. During the nine months ended September 30, 2026, we recorded a net pre-tax loss on disposition of business of $740 million to write down the disposal group to its fair value less costs to sell in connection with the classification as held for sale. The charge was recorded in Selling, general, and administrative expense in our condensed consolidated statements of income. The fair value of the net assets representing the Verizon Contributed Business was estimated based on the fair value of the Company's share of the joint venture, net of cash consideration to be contributed. The fair value was estimated by using a combination of the market approach and the income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgment and unobservable inputs, which include the amount and timing of future cash flows, and a discount rate reflecting risks inherent in the future cash flows.

The pre-tax results associated with the Verizon Contributed Business for all periods presented in our condensed consolidated statements of income were immaterial.

The following table summarizes the major classes of assets and liabilities of the Verizon Contributed Business which are currently included in our continuing operations and classified as held for sale in our condensed consolidated balance sheets as of September 30, 2026.

(dollars in millions)
Assets held for sale:
Prepaid expenses and other
Cash and cash equivalents	$250
Accounts receivable, net	204
Other current assets	126
$580
Other assets
Property, plant and equipment, net	587
Other assets	198
Less: Valuation allowance	(740)
$45
Liabilities held for sale:
Other current liabilities
Accounts payable and accrued liabilities	(284)
Other current liabilities	(111)
$(395)

Other liabilities	$(230)

Business Acquisitions
During 2026, we completed the acquisitions of Frontier Communications Parent, Inc. (Frontier) and Starry Group Holdings, Inc. (Starry). The financial results of Frontier and Starry are included in the Company's consolidated results from January 20, 2026 and January 30, 2026, respectively. The aggregate operating revenues arising from these acquisitions and included in our condensed consolidated statements of income amounted to less than 5% of total operating revenues for both the three and nine months ended September 30, 2026. Pro forma financial information has not been disclosed for these acquisitions as the impacts to both revenue and earnings, individually and in the aggregate, would not have been material to our consolidated statements of income.

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

(dollars in millions)	As of January 20, 2026	Measurement Period Adjustments(2)	Adjusted Fair Value
Purchase consideration(1):	$9,917	$14	$9,931

Assets acquired:
Current assets	$791	$(64)	$727
Property, plant and equipment, net	16,698	(215)	16,483
Goodwill	7,759	101	7,860
Other intangible assets	2,897	216	3,113
Other noncurrent assets	355	(30)	325
Total assets acquired	28,500	8	28,508

Liabilities assumed:
Current liabilities, excluding current debt	$3,154	$(20)	$3,134
Debt maturing within one year	1,694	(1)	1,693
Long-term debt, including finance lease obligations	11,589	1	11,590
Other noncurrent liabilities	2,146	14	2,160
Total liabilities assumed	18,583	(6)	18,577

Net assets acquired	$9,917	$14	$9,931
(1) Purchase consideration reflects the purchase price allocated to assets and liabilities, including a non-cash component of $172 million.
(2) Adjustments to the fair value measurements reflect new information obtained about facts and circumstances that existed as of the Acquisition Date, that if known, would have affected the measurement of the amounts recognized as of that date.

Goodwill is calculated as the difference between the Acquisition Date fair value of the consideration paid and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill related to this acquisition has been allocated to our two reportable segments, approximately $6.1 billion in Consumer and $1.8 billion in Business. None of the goodwill resulting from the acquisition is deductible for tax purposes.

Other intangible assets include $2.9 billion related to customer relationships, with a weighted-average amortization period of 9 years, $163 million related to acquired technology with an amortization period of 3 years, and $100 million related to trade name with an amortization period of 3 years. The customer relationship and trade name intangible assets were assigned preliminary estimated fair values using an income approach. The acquired technology intangibles were assigned preliminary estimated fair values using a cost approach, which includes consideration of the cost to reproduce an asset with an equivalent economic utility. The valuations are considered Level 3 fair value measurements due to the use of significant inputs not observable in the market, which include the discount rate, royalty rate and amount and timing of future cash flows.

Other noncurrent liabilities include employee benefit obligations consisting of $2.5 billion of assets acquired and $3.0 billion of liabilities assumed associated with the Frontier Communications defined benefit pension and postretirement benefit plans.

During the nine months ended September 30, 2026, we repaid approximately $12.4 billion of the principal amount of debt assumed as part of the Frontier acquisition. See Note 5 for additional information on debt assumed as part of the acquisition.

During the three and nine months ended September 30, 2026, we recorded acquisition and integration related charges associated with the Frontier acquisition of $45 million and $426 million, respectively, within Selling, general and administrative expense in our condensed consolidated statements of income.

Other
On January 30, 2026, Verizon completed the acquisition of Starry, a fixed wireless broadband provider serving multi-dwelling units in five markets across the U.S. The aggregate cash consideration paid by Verizon at the closing of the transaction and the related assets acquired and liabilities assumed were immaterial.

On September 14, 2026, Verizon entered into definitive agreements with AT&T Inc. and T-Mobile US, Inc., or their wholly owned subsidiaries, as applicable, to form a joint venture which aims to end wireless dead zones in the U.S. and expand satellite coverage for customers nationwide. We expect to license certain intellectual property to the joint venture, and to provide access to certain spectrum licenses to satellite providers who contract with the joint venture. The formation of this joint venture did not have a material impact to our condensed consolidated financial statements. We account for the joint venture under the equity method of accounting.

Note 4. Wireless Licenses, Goodwill, and Other Intangible Assets
Wireless Licenses
The carrying amounts of Wireless licenses are as follows:

	At September 30,	At December 31,
(dollars in millions)	2026	2025
Wireless licenses	$161,417	$157,039

During the nine months ended September 30, 2026, we acquired spectrum wireless licenses for total cash consideration of $4.2 billion. See Note 3 for additional information.

At September 30, 2026 and 2025, approximately $5.0 billion and $7.9 billion, respectively, of wireless licenses were under development for commercial service for which we were capitalizing interest costs. We recorded $220 million and $338 million of capitalized interest on wireless licenses for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, we renewed various wireless licenses in accordance with FCC regulations. The average renewal period for these licenses was 10 years.

Goodwill
Changes in the carrying amount of Goodwill are as follows:

(dollars in millions)	Consumer	Business	Total
Balance at January 1, 2026(1)	$21,177	$1,664	$22,841
Acquisitions(2)	6,080	1,808	7,888
Balance at September 30, 2026(1)	$27,257	$3,472	$30,729
(1) Goodwill is net of accumulated impairment charges of $5.8 billion related to our Business reporting unit.
(2) Changes in goodwill due to acquisitions are related to Frontier and another immaterial transaction. See Note 3 for additional information.

Other Intangible Assets
The following table displays the composition of Other intangible assets, net as well as the respective amortization periods:

	At September 30, 2026			At December 31, 2025
(dollars in millions)	Gross Amount(1)	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists (2 to 13 years)	$7,034	$(3,651)	$3,383	$4,243	$(3,116)	$1,127
Non-network internal-use software (3 to 7 years)	28,886	(21,040)	7,846	28,749	(20,301)	8,448
Other (3 to 25 years)	2,732	(1,959)	773	2,676	(1,793)	883
Total	$38,652	$(26,650)	$12,002	$35,668	$(25,210)	$10,458
(1) Other intangible assets include assets acquired as a result of the Frontier acquisition. See Note 3 for additional information.

The amortization expense for Other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30,	September 30,
2026	$902	$2,615
2025	749	2,237

The estimated future amortization expense for Other intangible assets for the remainder of the current year and next 5 years is as follows:

Years	(dollars in millions)
Remainder of 2026	$844
2027	3,013
2028	2,442
2029	1,599
2030	1,335
2031	975

Note 5. Debt
Significant Debt Transactions
Debt or equity financing may be needed to fund additional investments or development activities or to maintain an appropriate capital structure to ensure our financial flexibility.

The following tables show the significant transactions involving the unsecured debt securities of the Company and its subsidiaries that occurred during the three and nine months ended September 30, 2026.

Exchange Offers

(dollars in millions)	Principal Amount Exchanged	Principal Amount Issued
Three Months Ended June 30, 2026
5.125% - 8.625% notes issued by certain subsidiaries of Verizon, due 2028 - 2033	$161	$—
Verizon 5.125% - 8.625% notes, due 2028 - 2033(1)	—	161
Three Months Ended June 30, 2026 total	$161	$161
Nine Months Ended September 30, 2026 total	$161	$161
(1) The principal amount issued in exchange does not include either an insignificant amount of cash paid in lieu of the issuance of fractional new notes or accrued and unpaid interest paid on the old notes accepted for exchange to the date of exchange.

Tender Offers

(dollars in millions)	Principal Amount Purchased	Cash Consideration(1)
Three Months Ended June 30, 2026
2.100% - 8.750% notes of Verizon and certain of its subsidiaries, due 2027 - 2033(2)	$1,858	$1,877
Three Months Ended June 30, 2026 total	$1,858	$1,877
Nine Months Ended September 30, 2026 total	$1,858	$1,877
(1) The total cash consideration includes the tender offer consideration, plus any accrued and unpaid interest to the date of purchase.
(2) The tender offer was launched concurrently with the exchange offer discussed above.

Repayments, Redemptions and Repurchases

(dollars in millions)	Principal Repaid/Redeemed/ Repurchased		Amount Paid(1)
Three Months Ended March 31, 2026
Verizon floating rate notes due 2026		$206	$208
Open market repurchases of various Verizon notes	620		504
Three Months Ended March 31, 2026 total			712

Three Months Ended June 30, 2026
Verizon 2.100% notes due 2026	A$	450	$313
Verizon 4.329% notes due 2028		$1,295	1,309
Open market repurchases of various Verizon notes	777		635
Three Months Ended June 30, 2026 total			2,257

Three Months Ended September 30, 2026
Verizon 4.329% notes due 2028		$1,250	$1,277
Open market repurchases of various Verizon notes	1,259		1,043
Three Months Ended September 30, 2026 total			2,320
Nine Months Ended September 30, 2026 total			$5,289
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

In October 2026, we repaid at maturity the U.S. dollar equivalent of $845 million of outstanding aggregate principal amount of 1.375% Euro-denominated notes.

Issuances

(dollars in millions)	Principal Amount Issued		Net Proceeds(1)
Three Months Ended March 31, 2026
Verizon 4.246% junior subordinated notes due 2056(2)		€2,250	$2,646
Verizon 5.743% junior subordinated notes due 2056(2)		£600	809
Verizon floating rate junior subordinated notes due 2056(2)	A$	800	569
Verizon 6.745% junior subordinated notes due 2056(2)	250		178
Verizon 7.166% junior subordinated notes due 2056(2)	250		178
Three Months Ended March 31, 2026 total			4,380

Three Months Ended June 30, 2026
Verizon 6.050% junior subordinated notes due 2058(2)		$2,000	$1,983
Verizon 6.200% junior subordinated notes due 2056(2)	2,000		1,983
Three Months Ended June 30, 2026 total			3,966

Three Months Ended September 30, 2026
Verizon 6.600% junior subordinated notes due 2059(2)		$2,000	$1,983
Verizon 6.750% junior subordinated notes due 2057(2)	1,750		1,735
Three Months Ended September 30, 2026 total			3,718
Nine Months Ended September 30, 2026 total			$12,064
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

Debt Assumed
On January 20, 2026, we completed the acquisition of Frontier. In connection with this acquisition, we assumed approximately $12.9 billion of debt measured at fair value as of the Acquisition Date. The principal amount of the debt assumed was $12.7 billion as of the Acquisition Date. During the nine months ended September 30, 2026, we repaid approximately $12.4 billion of the principal amount of debt assumed as part of the acquisition through repayments, repurchases and the settlement of tender offers. In addition, we extinguished an insignificant amount of the principal amount of debt assumed as part of the exchange offers completed during the nine months ended September 30, 2026. At September 30, 2026, the remaining principal amount of debt assumed was $219 million, primarily consisting of unsecured notes, and reported in Long-term debt in our condensed consolidated balance sheet.

Commercial Paper Program
During the nine months ended September 30, 2026, we issued $13.2 billion in net proceeds and made $13.2 billion in principal repayments of commercial paper. These transactions are reflected within Cash flow from financing activities in our condensed consolidated statements of cash flows on a net basis. As of September 30, 2026, we had no commercial paper outstanding.

Asset-Backed Debt
As of September 30, 2026, the carrying value of our asset-backed debt was $30.1 billion. Our asset-backed debt includes Asset-Backed Notes (ABS Notes) issued to third-party investors (Investors), loans (ABS Financing Facilities) received from banks and their conduit facilities (collectively, the Banks), sales of residual interests under our ABS Notes (Class R Interest) and residual equity interests in certain ABS Entities under master repurchase agreements (master repurchase agreements) with banks (the Counterparties). Our consolidated asset-backed debt bankruptcy remote legal entities (each, an ABS Entity, or collectively, the ABS Entities) issue the debt or are otherwise party to the transaction documentation in connection with our asset-backed debt transactions. Under the terms of our asset-backed debt for ABS Notes and ABS Financing Facilities, Cellco Partnership (Cellco), a wholly-owned subsidiary of the Company, and certain other Company affiliates (collectively, the Originators) transfer device payment plan agreement receivables and certain other receivables (collectively referred to as certain receivables) or a participation interest in certain other receivables to one of the ABS Entities, which in turn transfers such receivables and participation interest to another ABS Entity that issues the debt. Verizon entities retain the equity interests (including residual equity interests) and residual interests, as applicable, in the ABS Entities and the ABS Notes and ABS Financing Facilities, as

applicable, which represent the rights to all funds not needed to make required payments on such asset-backed debt and other related payments and expenses.

Our asset-backed debt is secured by the transferred receivables, participation interest, Class R Interest and residual equity interests, future collections on such receivables, underlying receivables related to such participation interest and such Class R Interest and residual equity interests, as applicable. These receivables and participation interest transferred to the ABS Entities, such Class R Interest, residual equity interests and related assets, consisting primarily of restricted cash, will only be available for payment of asset-backed debt and expenses related thereto, payments to the Originators in respect of additional transfers of certain receivables and participation interest, and other obligations arising from our asset-backed debt transactions, as applicable, and will not be available to pay other obligations or claims of Verizon’s creditors until the associated asset-backed debt and other obligations are satisfied. The Investors, Banks or Counterparties, as applicable, which hold our asset-backed debt have legal recourse to the assets securing the debt, but in the case of our ABS Notes and ABS Financing Facilities, do not have any recourse to Verizon with respect to the payment of principal and interest on the debt. Under a parent support agreement, the Company has agreed to guarantee certain of the payment obligations of Cellco and the Originators to the ABS Entities in connection with our ABS Notes and ABS Financing Facilities. In connection with the master repurchase agreements, the Company has agreed to unconditionally and irrevocably guarantee payment obligations of the related ABS Entities, including to repurchase Class R Interest and residual equity interests, as applicable, from the Counterparties.

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

ABS Notes
During the nine months ended September 30, 2026, we completed the following ABS Notes transactions:

(dollars in millions)	Interest Rates %	Expected Weighted-average Life to Maturity (in years)	Principal Amount Issued
March 2026
Series 2026-1
A-1a Senior class notes	3.940	1.94	$1,103
A-1b Senior class notes	Compounded SOFR + 0.400(1)	1.94	368
B Junior class notes	4.190	1.94	—
C Junior class notes	4.430	1.94	67
March 2026 total			1,538

June 2026
Series 2026-2
A-1a Senior class notes	4.510	2.97	994
A-1b Senior class notes	Compounded SOFR + 0.460(1)	2.97	75
B Junior class notes	4.710	2.97	82
C Junior class notes	4.850	2.97	49
June 2026 total			1,200

September 2026
Series 2026-3
A-1a Senior class notes	5.140	2.91	826
A-1b Senior class notes	Compounded SOFR + 0.450(1)	2.91	65
B Junior class notes	5.340	2.91	68
C Junior class notes	5.480	2.91	41
September 2026 total			1,000
Total			$3,738

(1) Compounded Secured Overnight Financing Rate (SOFR) is calculated using SOFR as published by the Federal Reserve Bank of New York in accordance with the terms of such notes. Compounded SOFR for the interest payment made in September 2026 was 3.648%.

Under the terms of each series of ABS Notes outstanding as of September 30, 2026, there is a revolving period of up to two years, three years, or five years, as applicable, during which we may transfer additional receivables to the ABS Entity. During the nine months ended September 30, 2026, we made aggregate principal repayments of $2.4 billion in connection with an anticipated redemption of ABS Notes.

ABS Financing Facilities
Under the two loan agreements outstanding in connection with the ABS Financing Facility originally entered into in 2021 (2021 ABS Financing Facility), we prepaid an aggregate of approximately $300 million during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we borrowed an additional $3.4 billion and prepaid an aggregate of $3.4 billion. In June 2026, we renewed one of the loan agreements and borrowed an additional $4.7 billion under the related loan series. Concurrently, we repaid in full the $4.7 billion outstanding principal balance under the other loan agreement and terminated the related loan series. The aggregate outstanding balance under the 2021 ABS Financing Facility was $5.6 billion as of September 30, 2026.

Under the loan agreement outstanding in connection with the ABS Financing Facility originally entered into in 2022 and most recently renewed in 2025 (2022 ABS Financing Facility), we prepaid an aggregate of approximately $330 million during the nine months ended September 30, 2026. The aggregate outstanding balance under 2022 ABS Financing Facility was $4.7 billion as of September 30, 2026.

Master Repurchase Agreements
In January 2026, we amended the master repurchase agreement originally entered into in 2025 to increase the maximum capacity thereunder to approximately $2.5 billion. In September 2026, we renewed the master repurchase agreement and amended the agreement to increase the maximum capacity thereunder to approximately $2.8 billion.

In July 2026, we entered into an additional master repurchase agreement with a counterparty to sell residual equity interest in two of our ABS Entities for $500 million with a simultaneous agreement to repurchase the residual equity interest at a later date for a specific price. Under the terms of the master repurchase agreement, which is accounted for as a secured borrowing, the counterparty is sold certain residual equity interest for a specific period of time without the right to further sell or repledge such residual equity interest. However, we have the right and obligation to repurchase the residual equity interest, or substantially similar assets sold to the counterparty, upon the maturity of the master repurchase agreement.

During the nine months ended September 30, 2026, we received a total of $2.0 billion under the master repurchase agreements. The aggregate amount outstanding under each agreement was $2.8 billion and $500 million, respectively, as of September 30, 2026 and is collateralized by certain Class R interest and residual equity interest, as applicable. The master repurchase agreements have a remaining maturity of less than one year and are classified as Debt maturing within one year in our condensed consolidated balance sheets. The estimated fair value of such Class R Interest and residual equity interest was $3.6 billion and $1.3 billion, respectively, as of September 30, 2026.

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

The assets and liabilities related to our asset-backed debt arrangements included in our condensed consolidated balance sheets were as follows:

	At September 30,	At December 31,
(dollars in millions)	2026	2025
Assets
Accounts receivable, net	$19,102	$18,421
Prepaid expenses and other	172	298
Other assets	12,193	11,753

Liabilities
Accounts payable and accrued liabilities	38	34
Debt maturing within one year	17,516	14,863
Long-term debt	12,568	12,204

The Accounts receivable, net amounts above do not include underlying receivables for which a participation interest has been transferred to the ABS Entities. See Note 6 for additional information on certain receivables and participation interest used to secure asset-backed debt.

In connection with the Frontier acquisition, we acquired certain securitization entities that meet the definition of a VIE and we are the primary beneficiary for these entities similar to the ABS Entities described above. Therefore, the assets, liabilities and activities of these entities are included in the amounts presented on the face of our condensed consolidated balance sheets. As of September 30, 2026, all asset-backed debt issued through these entities has been extinguished and we are in the process of dissolving or merging these entities and transferring the remaining assets to operating business entities.

Long-Term Credit Facilities

			At September 30, 2026
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2030	$12,000	$11,929	$—
Various export credit facilities(2)	2027 - 2033	11,950	85	5,394
Total		$23,950	$12,014	$5,394
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of September 30, 2026, there have been no drawings against the revolving credit facility since its inception.
(2) During the nine months ended September 30, 2026, we drew down approximately $1.6 billion. During the nine months ended September 30, 2025, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed.

In September 2026, we amended our $12.0 billion revolving credit facility and extended its maturity to 2030.

Non-Cash Transactions
During the nine months ended September 30, 2026 and 2025, we financed, primarily through alternative financing arrangements, the purchase of approximately $3.1 billion and $1.7 billion, respectively, of long-lived assets consisting primarily of network equipment. During the nine months ended September 30, 2026, we also assumed $428 million of financing arrangements in connection with the acquisition of Frontier. As of September 30, 2026 and December 31, 2025, $4.4 billion and $3.0 billion, respectively, relating to these financing arrangements, including those entered into in prior years and liabilities assumed through acquisitions, remained outstanding. These purchases are non-cash financing activities and therefore are not reflected within Capital expenditures in our condensed consolidated statements of cash flows.

Net Debt Extinguishment Gains
During the three months ended September 30, 2026 and 2025, we recorded net debt extinguishment gains of $138 million and $94 million, respectively. During the nine months ended September 30, 2026 and 2025, we recorded net debt extinguishment gains of $385 million and $272 million, respectively. The net gains are recorded in Other income, net in our condensed consolidated statements of income. The total non-cash debt extinguishment gains are reflected within Other, net cash flow from operating activities, and the total cash payments to extinguish the debt are reflected within Other, net cash flow from financing activities in our condensed consolidated statements of cash flows.

Guarantees
We guarantee the debentures of our operating telephone company subsidiaries. As of September 30, 2026, $385 million aggregate principal amount of these obligations remained outstanding. Each guarantee will remain in place for the life of the obligation unless terminated pursuant to its terms, including the operating telephone company no longer being a wholly-owned subsidiary of the Company.

Debt Covenants
We and our consolidated subsidiaries are in compliance with all of our restrictive covenants in our debt agreements.

Note 6. Device Payment Plan Agreement and Wireless Service Receivables
The following table presents information about accounts receivable, net of allowances, recorded in our condensed consolidated balance sheet:

	At September 30, 2026
(dollars in millions)	Device payment plan agreement	Wireless service	Other receivables(1)	Total
Accounts receivable	$16,338	$6,276	$4,950	$27,564
Less Allowance for credit losses	791	248	160	1,199
Accounts receivable, net of allowance	$15,547	$6,028	$4,790	$26,365
(1) Other receivables primarily include wireline and other receivables, of which the allowances are individually insignificant.

Included in Other assets and Accounts receivable, net at September 30, 2026 and December 31, 2025, are net device payment plan agreement receivables, net wireless service receivables and net other receivables of $31.2 billion and $30.0 billion, respectively, which have been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. Included in Accounts receivable, net at September 30, 2026 and December 31, 2025, are net other receivables of $980 million and $1.4 billion, respectively, on which a participation interest has been transferred to ABS Entities and continue to be reported in our condensed consolidated balance sheets. See Note 5 for additional information. We believe the carrying value of these receivables approximate their fair value using a Level 3 expected cash flow model.

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

Wireless Device Payment Plan Agreement Receivables
The following table displays both the current and non-current portions of device payment plan agreement receivables, net, recognized in our condensed consolidated balance sheets:

	At September 30,	At December 31,
(dollars in millions)	2026	2025
Device payment plan agreement receivables, gross	$32,055	$34,004
Unamortized imputed interest	(1,015)	(1,053)
Device payment plan agreement receivables, at amortized cost	31,040	32,951
Allowance(1)	(1,510)	(1,628)
Device payment plan agreement receivables, net	$29,530	$31,323

Classified in our condensed consolidated balance sheets:
Accounts receivable, net	$15,547	$15,777
Other assets	13,983	15,546
Device payment plan agreement receivables, net	$29,530	$31,323
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

We may offer certain promotions that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. At September 30, 2026 and December 31, 2025, the amount of trade-in liability was $232 million and $332 million, respectively.

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

The following table presents device payment plan agreement receivables, at amortized cost, and gross write-offs recorded, as of and for the nine months ended September 30, 2026, by credit quality indicator and year of origination:

	Year of Origination(1)
(dollars in millions)	2026	2025	2024 and prior	Total
Device payment plan agreement receivables, at amortized cost
New customers	$2,776	$2,448	$757	$5,981
Existing customers	9,817	11,101	4,141	25,059
Total	$12,593	$13,549	$4,898	$31,040
Gross write-offs
New customers	$143	$386	$142	$671
Existing customers	15	199	184	398
Total	$158	$585	$326	$1,069
(1) Includes accounts that have been suspended at a point in time.

The data presented in the table above was last updated on September 30, 2026.

We assess indicators for the quality of our wireless service receivables portfolio as one overall pool. The following table presents wireless service receivables, at amortized cost, and gross write-offs recorded, as of and for the nine months ended September 30, 2026, by year of origination:

	Year of Origination
(dollars in millions)	2026	2025 and prior	Total
Wireless service receivables, at amortized cost	$6,219	$57	$6,276
Gross write-offs	238	191	429

The data presented in the table above was last updated on September 30, 2026.

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

Activity in the allowance for credit losses by portfolio segment of receivables was as follows:

(dollars in millions)	Device Payment Plan Agreement Receivables(1)	Wireless Service Plan Receivables
Balance at January 1, 2026	$1,628	$244
Current period provision for expected credit losses	900	392
Write-offs charged against the allowance	(1,069)	(429)
Recoveries collected	51	41
Balance at September 30, 2026	$1,510	$248
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

The balance and aging of the device payment plan agreement receivables, at amortized cost, were as follows:

At September 30,
(dollars in millions)	2026
Unbilled	$29,485
Billed:
Current	1,201
Past due	354
Device payment plan agreement receivables, at amortized cost	$31,040

Note 7. Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

(dollars in millions)	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Prepaid expenses and other:
Fixed income securities	$—	$26	$—	$26
Cross currency swaps	—	18	—	18
Interest rate caps	—	14	—	14
Other assets:
Marketable equity securities	369	—	—	369
Fixed income securities	—	353	—	353
Cross currency swaps	—	1,037	—	1,037
Total	$369	$1,448	$—	$1,817

Liabilities:
Other current liabilities:
Interest rate swaps	$—	$2,702	$—	$2,702
Cross currency swaps	—	309	—	309
Interest rate caps	—	14	—	14
Foreign exchange forwards	—	6	—	6
Other liabilities:
Interest rate swaps	—	3,610	—	3,610
Cross currency swaps	—	950	—	950
Variable prepaid forward	—	—	313	313
Total	$—	$7,591	$313	$7,904
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

Certain of our equity investments do not have readily determinable fair values and are excluded from the tables above. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer and are included in Investments in unconsolidated businesses in our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the carrying amount of our investments without readily determinable fair values was $686 million and $710 million, respectively. During the three and nine months ended September 30, 2026, there were insignificant adjustments due to observable price changes and there were insignificant impairment charges. As of September 30, 2026, cumulative adjustments due to observable price changes and impairment charges were $190 million and $155 million, respectively.

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

The fair value of our short-term and long-term debt, excluding finance leases, was as follows:

		Fair Value
(dollars in millions)	Carrying Amount	Level 1	Level 2	Level 3	Total
At September 30, 2026	$162,381	$88,344	$66,140	$—	$154,484
At December 31, 2025	155,639	91,664	62,640	—	154,304

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

The following table sets forth the notional amounts of our outstanding derivative instruments:

	At September 30,	At December 31,
(dollars in millions)	2026	2025
Interest rate swaps	$22,417	$23,674
Cross currency swaps	40,173	36,074
Foreign exchange forwards	360	570
Variable prepaid forward	422	—

The following tables summarize the activities of our designated derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Interest Rate Swaps:
Notional value entered into	$—	$—	$—	$—
Notional value settled	1,250	—	1,250	985
Pre-tax gain recognized in Interest expense	6	—	14	—
Cross Currency Swaps:
Notional value entered into	—	2,294	3,836	2,294
Notional value settled	—	995	309	2,170
Pre-tax gain (loss) on cross currency swaps recognized in Interest expense	(238)	(206)	(1,175)	3,293
Pre-tax gain (loss) on hedged debt recognized in Interest expense	238	206	1,175	(3,293)
Excluded components recognized in Other comprehensive income (loss)	209	(191)	725	(1,068)
Initial value of the excluded component amortized into Interest expense	22	23	65	70
Treasury Rate Locks:
Notional value entered into	—	1,100	—	6,000
Notional value settled	—	—	—	—
Pre-tax loss recognized in Other comprehensive income (loss)	—	(42)	—	(97)

	Nine Months Ended
	September 30,
(dollars in millions)	2026	2025
Other, net Cash Flows from Operating Activities:
Cash paid for settlement of interest rate swaps	$(54)	$(45)
Other, net Cash Flows from Financing Activities:
Cash received (paid) for settlement of cross currency swaps, net	17	(91)

The following table displays the amounts recorded in Long-term debt in our condensed consolidated balance sheets related to cumulative basis adjustments for our interest rate swaps designated as fair value hedges. The cumulative amounts exclude cumulative basis adjustments related to foreign exchange risk.

	At September 30,	At December 31,
(dollars in millions)	2026	2025
Carrying amount of hedged liabilities	$16,320	$18,815
Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities	(6,089)	(4,841)
Cumulative amount of fair value hedging adjustment remaining for which hedge accounting has been discontinued	193	214

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

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. These swaps are designated as fair value hedges. We record the cross currency swaps at fair value in our condensed consolidated balance sheets as assets and liabilities. Changes in the fair value of the cross currency swaps attributable to changes in the spot rate of the hedged item and changes in the recorded value of the hedged debt due to changes in spot rates are recorded in the same income statement line item. We present exchange gains and losses from the conversion of foreign currency denominated debt as a part of Interest expense. During the three and nine months ended September 30, 2026 and September 30, 2025, these amounts completely offset each other and no net gain or loss was recorded.

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

On March 31, 2022, we elected to de-designate our cross currency swaps previously designated as cash flow hedges and re-designated these swaps as fair value hedges. The amount remaining in Accumulated other comprehensive loss related to cash flow hedges on the date of transition will be reclassified to earnings when the hedged item is recognized in earnings or when it becomes probable that the forecasted transactions will not occur. For the fair value hedges, we elected to exclude the change in fair value of the cross currency swaps related to both time value and cross currency basis spread from the assessment of hedge effectiveness (the excluded components). The initial value of the excluded components of $1.0 billion as of March 31, 2022 will continue to be amortized into Interest expense over the remaining life of the hedging instruments. During the three and nine months ended September 30, 2026 and September 30, 2025, the amortization of the initial value of the excluded component completely offset the amortization related to the amount remaining in Other comprehensive income (loss) related to cash flow hedges. See Note 9 for additional information. We estimate that $80 million will be amortized into Interest expense within the next 12 months.

We also enter into undesignated cross currency swaps to mitigate our foreign currency and interest rate risk on our foreign currency denominated debt. We recognize gains and losses resulting from changes in the fair value of these swaps in Interest expense.

Net Investment Hedges
We have designated certain foreign currency debt instruments as net investment hedges to mitigate foreign exchange exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. In January 2026, we de-designated the existing net investment hedge and re-designated the same Euro-denominated note in a new net investment hedge including additional foreign subsidiaries. The notional amount of Euro-denominated debt designated as a net investment hedge was €750 million as of both September 30, 2026 and December 31, 2025.

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

Undesignated Derivatives
We also have the following derivative contracts which we use as economic hedges but for which we have elected not to apply hedge accounting.

The following table summarizes the activity of our derivatives not designated in hedging relationships:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Foreign Exchange Forwards:
Notional value entered into	$1,430	$2,050	$4,605	$6,030
Notional value settled	1,670	2,030	4,815	5,900
Pre-tax gain (loss) recognized in Other income, net	(4)	(8)	(26)	80
Cross Currency Swaps:
Notional value entered into	—	—	572	—
Notional value settled	—	—	—	—
Pre-tax gain recognized in Interest expense	25	—	14	—
Treasury Rate Locks:
Notional value entered into	—	—	—	1,250
Notional value settled	—	—	—	1,250
Pre-tax loss recognized in Interest expense	—	—	—	(5)
Variable Prepaid Forward:
Notional value entered into	—	—	422	—
Notional value settled	—	—	—	—
Pre-tax gain recognized in Other income, net	181	—	46	—

Foreign Exchange Forwards
We entered into Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries.

Variable Prepaid Forward
In May 2026, we entered into a VPF to mitigate market risk related to certain marketable equity securities and received a prepayment of approximately $358 million. The prepayment resulted in an other-than-insignificant financing element. As such, the cash flows related to the VPF will be classified within Cash flow from financing activities in the condensed consolidated statements of cash flows. As part of this arrangement, the Company has pledged the underlying marketable equity securities with a fair value of approximately $362 million as of September 30, 2026.

Concentrations of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments, short-term and long-term investments, trade receivables, including device payment plan agreement receivables, certain notes receivable, including lease receivables, and derivative contracts.

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both September 30, 2026 and December 31, 2025, we did not hold any collateral. At September 30, 2026 and December 31, 2025, we posted $1.2 billion and $1.1 billion, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties.

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

Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost related to our pension and postretirement health care and life insurance plans:

	(dollars in millions)
	Pension		Health Care and Life
Three Months Ended September 30,	2026	2025	2026	2025
Service cost - Cost of services	$56	$34	$5	$7
Service cost - Selling, general and administrative expense	—	6	—	1
Service cost	$56	$40	$5	$8

Amortization of prior service cost (credit)	$49	$28	$(31)	$(33)
Expected return on plan assets	(184)	(133)	(8)	(7)
Interest cost	129	102	135	137
Remeasurement gain, net	—	(31)	—	—
Other components	$(6)	$(34)	$96	$97

Total	$50	$6	$101	$105

	(dollars in millions)
	Pension		Health Care and Life
Nine Months Ended September 30,	2026	2025	2026	2025
Service cost - Cost of services	$157	$103	$16	$21
Service cost - Selling, general and administrative expense	—	17	—	4
Service cost	$157	$120	$16	$25

Amortization of prior service cost (credit)	$131	$84	$(93)	$(97)
Expected return on plan assets	(545)	(401)	(22)	(21)
Interest cost	377	306	399	410
Remeasurement loss (gain), net	(18)	14	(219)	—
Other components	$(55)	$3	$65	$292

Total	$102	$123	$81	$317

The service cost component of net periodic benefit cost is recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statements of income while the other components, including mark-to-market adjustments, if any, are recorded in Other income, net.

Severance Payments
During the three and nine months ended September 30, 2026, we paid severance benefits of $272 million and $1.4 billion, respectively, primarily related to separations in connection with our workforce reduction initiatives. At September 30, 2026, we had a remaining severance liability of $679 million, a portion of which includes future contractual payments to employees separated as part of our workforce reduction initiatives.

Employer Contributions
During the three and nine months ended September 30, 2026, we made insignificant contributions to one of our qualified pension plans. During the nine months ended September 30, 2025, we made a discretionary non-cash contribution to our qualified pension plans in the principal amount of $563 million.

During the three and nine months ended September 30, 2026 and September 30, 2025, we made insignificant contributions to our nonqualified pension plans.

No additional required qualified pension plan contributions are expected through December 31, 2026. No significant changes are expected with respect to the nonqualified pension and other postretirement benefit plans contributions in 2026.

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

Note 9. Equity and Accumulated Other Comprehensive Loss
Equity
Changes in the components of Total equity were as follows:

	Three Months Ended September 30,
		2026		2025
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,258		13,412
Other		(8)		(4)
Balance at end of period		13,250		13,408

Retained Earnings
Balance at beginning of period		97,728		93,275
Net income attributable to Verizon		5,198		4,950
Dividends declared ($0.7075, $0.6900 per share)		(2,931)		(2,909)
Balance at end of period		99,995		95,316

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,784)		(1,475)
Foreign currency translation adjustments		(5)		(3)
Unrealized gain (loss) on cash flow hedges		20		(13)
Unrealized gain (loss) on fair value hedges		141		(161)
Unrealized gain (loss) on marketable securities		(11)		3
Defined benefit pension and postretirement plans		15		(2)
Other comprehensive income (loss)		160		(176)
Balance at end of period attributable to Verizon		(1,624)		(1,651)

Treasury Stock
Balance at beginning of period	(136,658)	(6,312)	(75,108)	(3,292)
Shares purchased	(10,384)	(500)	—	—
Employee plans	207	10	100	5
Balance at end of period	(146,835)	(6,802)	(75,008)	(3,287)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		601		714
Restricted stock equity grant		152		116
Amortization		(15)		(3)
Balance at end of period		738		827

Noncontrolling Interests
Balance at beginning of period		1,276		1,298
Total comprehensive income		122		106
Distributions and other		(92)		(101)
Balance at end of period		1,306		1,303
Total Equity		$107,292		$106,345

	Nine Months Ended September 30,
		2026		2025
(dollars in millions, except per share amounts, and shares in thousands)	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	4,291,434	$429	4,291,434	$429
Balance at end of period	4,291,434	429	4,291,434	429

Additional Paid In Capital
Balance at beginning of period		13,372		13,466
Other		(122)		(58)
Balance at end of period		13,250		13,408

Retained Earnings
Balance at beginning of period		94,744		89,110
Net income attributable to Verizon		14,078		14,832
Dividends declared ($2.1225, $2.0450 per share)		(8,827)		(8,626)
Balance at end of period		99,995		95,316

Accumulated Other Comprehensive Loss
Balance at beginning of period attributable to Verizon		(1,727)		(923)
Foreign currency translation adjustments		(25)		140
Unrealized gain (loss) on cash flow hedges		66		(13)
Unrealized gain (loss) on fair value hedges		495		(853)
Unrealized gain (loss) on marketable securities		(13)		4
Defined benefit pension and postretirement plans		(420)		(6)
Other comprehensive income (loss)		103		(728)
Balance at end of period attributable to Verizon		(1,624)		(1,651)

Treasury Stock
Balance at beginning of period	(74,258)	(3,255)	(81,753)	(3,583)
Shares purchased	(82,431)	(4,000)	—	—
Employee plans	9,854	453	6,745	296
Balance at end of period	(146,835)	(6,802)	(75,008)	(3,287)

Deferred Compensation-ESOPs and Other
Balance at beginning of period		897		738
Restricted stock equity grant		481		490
Amortization		(640)		(401)
Balance at end of period		738		827

Noncontrolling Interests
Balance at beginning of period		1,281		1,338
Total comprehensive income		337		328
Distributions and other		(312)		(363)
Balance at end of period		1,306		1,303
Total Equity		$107,292		$106,345

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

In July 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock in exchange for an upfront payment of $500 million and received an initial delivery of 8,981,403 shares of common stock using a reference price of $47.32. In September 2026, the ASR transaction was completed, and we received an additional 1,402,033 shares. This resulted in a total of 10,383,436 shares repurchased under the ASR agreement at an average repurchase price of $48.15, not including related excise tax.

For the nine months ended September 30, 2026, we repurchased a total of 82,430,902 shares for an aggregate payment of $4.0 billion. All shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares. At September 30, 2026, the maximum remaining aggregate consideration that could be paid by or on behalf of Verizon under our share repurchase program was $21.0 billion.

Common stock has been used from time to time to satisfy some of the funding requirements of employee and shareholder plans, including 9.9 million shares of common stock issued from treasury stock during the nine months ended September 30, 2026.

Accumulated Other Comprehensive Loss
The changes in the balances of Accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on fair value hedges	Unrealized loss on marketable securities	Defined benefit pension and postretirement plans	Total
Balance at January 1, 2026	$(607)	$(989)	$(328)	$—	$197	$(1,727)
Excluded components recognized in other comprehensive income	—	—	544	—	—	544
Other comprehensive loss	(25)	—	—	(13)	(451)	(489)
Amounts reclassified to net income	—	66	(49)	—	31	48
Net other comprehensive income (loss)	(25)	66	495	(13)	(420)	103
Balance at September 30, 2026	$(632)	$(923)	$167	$(13)	$(223)	$(1,624)

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

Verizon Business Group	Our Business segment provides wireless and wireline communication services and products, including mobility communication services, FWA and wireline broadband, Internet of Things (IoT) connectivity solutions, advanced communication services, corporate networking solutions, local and long-distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.
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

The following table provides operating financial information for our two reportable segments:

				Three Months Ended September 30,
	2026			2025
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Mobility and broadband service(1)	$19,703	$3,705	$23,408	$19,018	$3,736	$22,754
Wireless equipment	4,277	839	5,116	4,766	853	5,619
Other(2)(6)	2,378	2,471	4,849	2,243	2,246	4,489
Intersegment revenues	74	8	82	78	8	86
Total Operating Revenues(6)	26,432	7,023	33,455	26,105	6,843	32,948

Operating Expenses(3)
Cost of wireless equipment	4,665	1,157	5,822	5,270	1,213	6,483
Centrally managed network and shared service costs(4)(6)	4,634	2,267	6,901	4,480	2,192	6,672
Depreciation and amortization expense(6)	3,872	1,086	4,958	3,568	1,002	4,570
Other segment expenses(5)(6)	5,168	1,658	6,826	5,123	1,720	6,843
Total Operating Expenses(6)	18,339	6,168	24,507	18,441	6,127	24,568
Operating Income(6)	$8,093	$855	$8,948	$7,664	$716	$8,380
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
(6) Historical Business segment results have been reclassified to conform to the current period presentation. See Note 3 for additional information.

				Nine Months Ended September 30,
	2026			2025
(dollars in millions)	Consumer	Business	Total Reportable Segments	Consumer	Business	Total Reportable Segments
External Operating Revenues
Mobility and broadband service(1)	$58,374	$11,107	$69,481	$56,674	$11,171	$67,845
Wireless equipment	13,279	2,542	15,821	14,667	2,605	17,272
Other(2)(6)	7,254	7,637	14,891	6,805	7,020	13,825
Intersegment revenues	220	22	242	225	22	247
Total Operating Revenues(6)	79,127	21,308	100,435	78,371	20,818	99,189

Operating Expenses(3)
Cost of wireless equipment	14,626	3,562	18,188	15,988	3,608	19,596
Centrally managed network and shared service costs(4)(6)	13,654	6,741	20,395	13,522	6,767	20,289
Depreciation and amortization expense(6)	11,389	3,226	14,615	10,693	2,989	13,682
Other segment expenses(5)(6)	15,619	4,977	20,596	15,437	5,268	20,705
Total Operating Expenses(6)	55,288	18,506	73,794	55,640	18,632	74,272
Operating Income(6)	$23,839	$2,802	$26,641	$22,731	$2,186	$24,917
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

A reconciliation of the reportable segments' operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Total reportable segments operating revenues(1)	$33,455	$32,948	$100,435	$99,189
Corporate and other(1)	940	958	2,812	2,867
Eliminations	(82)	(85)	(241)	(246)
Total consolidated operating revenues	$34,313	$33,821	$103,006	$101,810
(1) Historical segment results have been reclassified to conform to the current period presentation. See Note 3 for additional information.

A reconciliation of the total reportable segments' operating income to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Total reportable segments operating income(1)	$8,948	$8,380	$26,641	$24,917
Corporate and other(1)	(213)	(215)	(646)	(586)
Other components of net periodic benefit charges (Note 8)	(28)	(8)	(70)	(24)
Severance charges	—	—	(397)	—
Acquisition and integration related charges	(57)	(52)	(453)	(52)
Asset rationalization	—	—	(258)	—
Loss on disposition of business	—	—	(746)	—
Total consolidated operating income	8,650	8,105	24,071	24,255

Equity in earnings (losses) of unconsolidated businesses	(3)	(6)	46	(3)
Other income, net	120	92	633	292
Interest expense	(1,950)	(1,664)	(5,875)	(4,935)
Income Before Provision For Income Taxes	$6,817	$6,527	$18,875	$19,609
(1) Historical segment results have been reclassified to conform to the current period presentation. See Note 3 for additional information.

No single customer accounted for more than 10% of our total operating revenues during the three and nine months ended September 30, 2026 or 2025.

The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. Depreciation and amortization included in the measure of segment profitability is primarily allocated based on proportional usage, and is included within Total reportable segments operating income.

Note 11. Additional Financial Information
We maintain a voluntary supplier finance program with a financial institution which provides certain suppliers the option, at their sole discretion, to participate in the program and sell their receivables due from Verizon to the financial institution on a non-recourse basis. As of September 30, 2026 and December 31, 2025, $477 million and $723 million, respectively, remained as confirmed obligations outstanding related to suppliers participating in the supplier finance program.

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

As of September 30, 2026, Verizon had 29 renewable energy purchase agreements (REPAs) with third parties. Each of the REPAs is based on the expected operation of a renewable energy-generating facility and has a fixed price term of 12 to 20 years from the commencement of the facility's entry into commercial operation. Twenty-two of the facilities have entered into commercial operation, and the remainder are under development. The REPAs generally are expected to be financially settled based on the prevailing market price as energy is generated by the facilities.

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

Highlights of Our Financial Results for the Three Months Ended September 30, 2026 and 2025
(dollars in millions)

Highlights of Our Financial Results for the Nine Months Ended September 30, 2026 and 2025
(dollars in millions)

Business Overview
We have two reportable segments that we operate and manage as strategic business units - Verizon Consumer Group (Consumer) and Verizon Business Group (Business).

Revenue by Segment for the Three Months Ended September 30, 2026 and 2025
Revenue by Segment for the Nine Months Ended September 30, 2026 and 2025
———
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

The Consumer segment's operating revenues for the three and nine months ended September 30, 2026 totaled $26.4 billion and $79.1 billion, respectively, representing an increase of 1.3% and 1.0%, respectively, compared to the similar periods in 2025. See "Segment Results of Operations" for additional information regarding our Consumer segment’s operating performance.

Verizon Business Group
Our Business segment provides wireless and wireline communication services and products, including mobility communication services, FWA and wireline broadband, Internet of Things (IoT) connectivity solutions, advanced communication services, corporate networking solutions, local and long-distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

The Business segment's operating revenues for the three and nine months ended September 30, 2026 totaled $7.0 billion and $21.3 billion, respectively, representing an increase of 2.6% and 2.4%, respectively, compared to the similar periods in 2025. See "Segment Results of Operations" for additional information regarding our Business segment’s operating performance.

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

Capital Expenditures and Investments
Our strategy requires significant capital investments primarily to invest in and deploy fiber, acquire wireless spectrum, put the spectrum into service, provide additional capacity for growth in our networks, evolve and maintain our networks and develop and maintain significant advanced information technology systems and data system capabilities. During the nine months ended September 30, 2026, these investments included $11.9 billion for capital expenditures. See "Cash Flows Used in Investing Activities" for additional information. Capital expenditures for 2026 are expected to be within the range of $16.0 billion to $16.5 billion.

Global Networks and Technology
We design, build and operate networks to provide connectivity and related services meeting the needs of our diverse customers, including consumers, businesses, government organizations, first responders, and educational institutions.

We have a portfolio of spectrum holdings, including the 3.7 GHz band (C-Band) and millimeter wave spectrum, and are constantly transforming our networks by leveraging innovation and new technologies to deliver improved network performance and efficiency. Our networks leverage advanced technologies, including 5G wireless, fiber-based transport, cloud infrastructures, artificial intelligence (AI) and automation, private networks and IP routing solutions. We are using the benefits of cloud computing and storage to virtualize aspects of our network infrastructure. We are densifying our networks by utilizing macro and small cell technology, in-building solutions and distributed antenna systems to increase coverage, improve quality of service and add capacity to accommodate an increasing number of users.

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

Consolidated Operating Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Consumer	$26,432	$26,105	$327	1.3%	$79,127	$78,371	$756	1.0%
Business	7,023	6,843	180	2.6	21,308	20,818	490	2.4
Corporate and other	940	958	(18)	(1.9)	2,812	2,867	(55)	(1.9)
Eliminations	(82)	(85)	3	(3.5)	(241)	(246)	5	(2.0)
Consolidated Operating Revenues	$34,313	$33,821	$492	1.5	$103,006	$101,810	$1,196	1.2

Consolidated operating revenues increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily due to revenue increases in our Consumer and Business segments.

Revenues for our segments are discussed separately below under the heading "Segment Results of Operations."

Consolidated Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Cost of services	$7,265	$6,863	$402	5.9%	$21,657	$20,691	$966	4.7%
Cost of wireless equipment	5,823	6,483	(660)	(10.2)	18,188	19,596	(1,408)	(7.2)
Selling, general and administrative expense	7,480	7,752	(272)	(3.5)	24,095	23,438	657	2.8
Depreciation and amortization expense	5,095	4,618	477	10.3	14,995	13,830	1,165	8.4
Consolidated Operating Expenses	$25,663	$25,716	$(53)	(0.2)	$78,935	$77,555	$1,380	1.8

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

Cost of services increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025.

The increase during the three months ended September 30, 2026 was primarily as a result of:
•an increase of $292 million in personnel costs mainly driven by an increase in employee headcount following the acquisition of Frontier Communications Parent, Inc. (Frontier);
•an increase of $77 million in digital content costs primarily associated with an increase in subscriptions through plan offerings and the inclusion of Frontier results, partially offset by a decrease in traditional linear content costs related to lower Fios video volumes;
•an increase of $76 million in building and facility costs primarily due to maintaining additional buildings and facilities associated with the acquisition of Frontier in 2026 along with higher utility rates; and
•a decrease of $63 million in access costs primarily reflecting the cessation of certain third-party provider costs and our ongoing cost efficiency efforts.

The increase during the nine months ended September 30, 2026 was primarily as a result of:
•an increase of $665 million in personnel costs mainly driven by an increase in employee headcount following the acquisition of Frontier;
•an increase of $269 million in building and facility costs primarily due to maintaining additional buildings and facilities associated with the acquisition of Frontier in 2026 along with higher utility rates;
•an increase of $224 million in digital content costs primarily associated with an increase in subscriptions through plan offerings and the inclusion of Frontier results, partially offset by a decrease in traditional linear content costs related to lower Fios video volumes; and
•a decrease of $310 million in access costs primarily reflecting the cessation of certain third-party provider costs and our ongoing cost efficiency efforts.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025.

The decrease during the three months ended September 30, 2026 was primarily due to a decrease of $679 million driven by a lower volume of wireless devices sold primarily related to a decrease in upgrades of 20%, reflecting both our strategic decisions and customers retaining their devices for longer periods.

The decrease during the nine months ended September 30, 2026 was primarily as a result of:
•a decrease of $1.7 billion driven by a lower volume of wireless devices sold primarily related to a decrease in upgrades of 15%, reflecting both our strategic decisions and customers retaining their devices for longer periods; and
•an increase of $286 million driven by a shift to higher priced equipment in the mix of wireless devices sold.

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

Selling, general and administrative expense decreased during the three months ended September 30, 2026 compared to the similar period in 2025 primarily due to a decrease of $201 million in advertising costs related to various marketing campaigns in 2025 that did not reoccur.

Selling, general and administrative expense increased during the nine months ended September 30, 2026 compared to the similar period in 2025. The increase was primarily as a result of:
•the $740 million net loss on disposition of business in connection with the classification of the assets and liabilities representing the Verizon Contributed Business as assets and liabilities held for sale;
•an increase of $401 million related to acquisition and integration related charges recorded in 2026 compared to 2025 primarily associated with the acquisition of Frontier;
•an increase of $397 million due to severance charges related to our workforce reduction initiatives; and
•a decrease of $676 million in advertising costs related to various marketing campaigns in 2025 that did not reoccur.

See Note 3 to the condensed consolidated financial statements for more information on the net loss on disposition of business. See "Special Items" for additional information on the severance charges and the acquisition and integration related charges.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily due to the change in the mix of net depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition.

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

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
	2026	2025			2026	2025
Connections (‘000)(1):
Wireless retail					147,098	146,119	979	0.7%
Wireless retail postpaid					126,831	125,913	918	0.7
Wireless retail postpaid phone					94,517	93,246	1,271	1.4
Wireless retail core prepaid					19,337	19,062	275	1.4
Wireless retail core prepaid phone					18,603	18,506	97	0.5

Fiber broadband					11,068	7,674	3,394	44.2
FWA broadband					6,369	5,391	978	18.1
Total broadband(2)					17,437	13,065	4,372	33.5

Net Additions (‘000):
Wireless retail	166	2	164	nm	273	114	159	nm
Wireless retail postpaid	231	36	195	nm	223	32	191	nm
Wireless retail postpaid phone	406	44	362	nm	645	(254)	899	nm
Wireless retail core prepaid	(12)	47	(59)	nm	176	234	(58)	(24.8)
Wireless retail core prepaid phone	(52)	14	(66)	nm	42	148	(106)	(71.6)

Fiber broadband	155	61	94	nm	437	138	299	nm
FWA broadband	159	261	(102)	(39.1)%	566	847	(281)	(33.2)
Total broadband(2)	314	322	(8)	(2.5)	1,003	985	18	1.8

Account Statistics:
Wireless retail postpaid ARPA	$168.08	$171.27	$(3.19)	(1.9)	$167.49	$170.62	$(3.13)	(1.8)
Wireless retail core prepaid ARPU	$33.51	$32.70	$0.81	2.5	$33.40	$32.40	$1.00	3.1

Churn Rate:
Wireless retail postpaid phone	0.94%	0.98%			0.94%	0.97%
Wireless retail core prepaid	3.80%	3.73%			3.62%	3.60%

Wireless Retail Postpaid Connection Statistics:
Upgrade rate	2.6%	3.3%
(1) As of end of period.
(2) Total broadband excludes solutions provided over a traditional copper-based network.
Where applicable, historical results have been recast to conform to the current period presentation.

nm - not meaningful

Other Consolidated Results
Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Interest income	$65	$68	$(3)	(4.4)%	$284	$186	$98	52.7%
Other components of net periodic benefit cost	(90)	(63)	(27)	42.9	(10)	(295)	285	(96.6)
Net debt extinguishment gains	138	94	44	46.8	385	272	113	41.5
Other, net	7	(7)	14	nm	(26)	129	(155)	nm
Other Income, Net	$120	$92	$28	30.4	$633	$292	$341	nm
nm - not meaningful

Other income, net reflects certain items not directly related to our core operations, including interest income, debt extinguishment gains and losses, components of net periodic pension and postretirement benefit income and cost and certain foreign exchange gains and losses.

Other income, net remained relatively flat for the three months ended September 30, 2026 and increased during the nine months ended September 30, 2026 compared to the similar periods in 2025.

The increase during the nine months ended September 30, 2026 was primarily as a result of:
•a net pension remeasurement gain of $237 million in 2026 compared to an insignificant net pension remeasurement loss in 2025, along with higher expected returns on pension plan assets;
•an increase of $113 million in net debt extinguishment gains primarily due to higher open market repurchase activity in 2026 compared to 2025;
•an increase of $83 million in paid-in-kind interest earned on certain preferred investments; and
•a decrease resulting from fair market value adjustments on certain investments and derivatives.

See Note 8 to the condensed consolidated financial statements for more information on the other components of net periodic benefit cost.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Total interest costs on debt balances	$2,097	$1,846	$251	13.6%	$6,342	$5,505	$837	15.2%
Less capitalized interest costs	147	182	(35)	(19.2)	467	570	(103)	(18.1)
Interest Expense	$1,950	$1,664	$286	17.2	$5,875	$4,935	$940	19.0

Average debt outstanding(1)(3)	$167,321	$146,578			$168,591	$145,154
Effective interest rate(2)(3)	5.0%	5.0%			5.0%	5.1%
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

Total interest expense increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily due to an increase in interest costs associated with higher average debt balances.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(dollars in millions)	2026	2025			2026	2025
Provision for income taxes	$1,497	$1,471	$26	1.8%	$4,460	$4,449	$11	0.2%
Effective income tax rate	22.0%	22.5%			23.6%	22.7%

The effective income tax rate is calculated by dividing the provision for income taxes by income before the provision for income taxes. The provision for income taxes during the three and nine months ended September 30, 2026 is comparable to the similar periods in 2025. The decrease in the effective income tax rate during the three months ended September 30, 2026 compared to the similar period in 2025 was primarily due to favorable impacts of tax legislation and the purchase of tax credits. The increase in the effective income tax rate during the nine months ended September 30, 2026 compared to the similar period in 2025 was primarily related to the nondeductible loss on the classification of net assets held for sale associated with the Verizon Contributed Business in 2026.

Unrecognized Tax Benefits
Unrecognized tax benefits were $2.5 billion and $2.6 billion at September 30, 2026 and December 31, 2025, respectively. Interest and penalties related to unrecognized tax benefits were $742 million (after-tax) and $751 million (after-tax) at September 30, 2026 and December 31, 2025, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Consolidated Net Income	$5,320	$5,056	$14,415	$15,160
Add:
Provision for income taxes	1,497	1,471	4,460	4,449
Interest expense	1,950	1,664	5,875	4,935
Depreciation and amortization expense(1)	5,095	4,618	14,995	13,830
Consolidated EBITDA	$13,862	$12,809	$39,745	$38,374

Add (Less):
Other income, net⁽²⁾	$(120)	$(92)	$(633)	$(292)
Equity in (earnings) losses of unconsolidated businesses	3	6	(46)	3
Severance charges	—	—	397	—
Acquisition and integration related charges	57	52	453	52
Asset rationalization	—	—	258	—
Loss on disposition of business	—	—	746	—
Consolidated Adjusted EBITDA	$13,802	$12,775	$40,920	$38,137
(1) Includes Amortization of acquisition-related intangible assets, which were $289 million and $803 million during the three and nine months ended September 30, 2026, respectively, and $189 million and $571 million during the three and nine months ended September 30, 2025, respectively. See "Special Items" for additional information.
(2) Includes Pension and benefits remeasurement gain of $237 million during the nine months ended September 30, 2026. See "Special Items" for additional information.

The changes in Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA in the table above during the three and nine months ended September 30, 2026 compared to the similar periods in 2025 were primarily a result of the factors described above in connection with consolidated operating revenues and consolidated operating expenses.

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

Operating Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Mobility and broadband service	$19,777	$19,096	$681	3.6%	$58,594	$56,899	$1,695	3.0%
Wireless equipment	4,277	4,766	(489)	(10.3)	13,279	14,667	(1,388)	(9.5)
Other	2,378	2,243	135	6.0	7,254	6,805	449	6.6
Total Operating Revenues	$26,432	$26,105	$327	1.3	$79,127	$78,371	$756	1.0
Certain intersegment transactions with corporate entities have not been eliminated.

Consumer's total operating revenues increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 as a result of increases in Mobility and broadband service revenue and Other revenue, partially offset by a decrease in Wireless equipment revenue.

Mobility and Broadband Service Revenue
Mobility and broadband service revenue primarily includes revenue from mobility communication services, FWA broadband, Fios internet and other fiber-based services.

Mobility and broadband service revenue increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025.

The increase during the three months ended September 30, 2026 was primarily as a result of:
•an increase of $700 million in fiber broadband revenue primarily due to the inclusion of Frontier results;
•an increase of $190 million related to growth in non-retail service revenue; and
•a decrease of $299 million in postpaid revenue primarily related to the amortization of wireless equipment sales promotions and acquisition related discounts, partially offset by higher adoption of perks, premium plan offerings and growth in FWA subscriber base.

The increase during the nine months ended September 30, 2026 was primarily as a result of:
•an increase of $1.9 billion in fiber broadband revenue primarily due to the inclusion of Frontier results;
•an increase of $547 million related to growth in non-retail service revenue;
•an increase of $307 million in prepaid revenue primarily due to growth in the customer base; and
•a decrease of $1.1 billion in postpaid revenue primarily related to the amortization of wireless equipment sales promotions and acquisition related discounts, partially offset by higher adoption of perks, premium plan offerings and growth in FWA subscriber base.

Wireless Equipment Revenue
Wireless equipment revenue includes revenue from a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches.

Wireless equipment revenue decreased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily due to a decrease of $441 million and $1.4 billion, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease in upgrades of 22% and 18%, respectively, reflecting both our strategic decisions and customers retaining their devices for longer periods.

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

Other revenue increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily due to an increase of $139 million and $412 million, respectively, in legacy wireline revenue related to the inclusion of Frontier results.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Cost of services	$4,980	$4,635	$345	7.4%	$14,728	$13,790	$938	6.8%
Cost of wireless equipment	4,665	5,270	(605)	(11.5)	14,626	15,988	(1,362)	(8.5)
Selling, general and administrative expense	4,822	4,968	(146)	(2.9)	14,545	15,169	(624)	(4.1)
Depreciation and amortization expense	3,872	3,568	304	8.5	11,389	10,693	696	6.5
Total Operating Expenses	$18,339	$18,441	$(102)	(0.6)	$55,288	$55,640	$(352)	(0.6)

Cost of Services
Cost of services increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily due to:
•an increase of $201 million and $465 million, respectively, in personnel costs mainly driven by an increase in employee headcount following the acquisition of Frontier;
•an increase of $79 million and $229 million, respectively, in digital content costs primarily associated with an increase in subscriptions through plan offerings and the inclusion of Frontier results, partially offset by a decrease in traditional linear content costs related to lower Fios video volumes; and
•an increase of $56 million and $181 million, respectively, in building and facility costs primarily due to maintaining additional buildings and facilities associated with the acquisition of Frontier in 2026 along with higher utility rates.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025.

The decrease during the three months ended September 30, 2026 was primarily due to a decrease of $592 million driven by a lower volume of wireless devices sold primarily related to a decrease in upgrades of 22%, reflecting both our strategic decisions and customers retaining their devices for longer periods.

The decrease during the nine months ended September 30, 2026 was primarily as a result of:
•a decrease of $1.6 billion driven by a lower volume of wireless devices sold primarily related to a decrease in upgrades of 18%, reflecting both our strategic decisions and customers retaining their devices for longer periods; and
•an increase of $220 million due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general, and administrative expense decreased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025.

The decrease during the three months ended September 30, 2026 was primarily as a result of:
•a decrease of $201 million in advertising costs related to various marketing campaigns in 2025 that did not reoccur; and
•an increase of $77 million in personnel costs mainly driven by an increase in commission expense due to the expanded distribution of our prepaid wireless brands and increased subscribers in our postpaid mobility business, partially offset by workforce reduction initiatives.

The decrease during the nine months ended September 30, 2026 was primarily as a result of:
•a decrease of $642 million in advertising costs related to various marketing campaigns in 2025 that did not reoccur;
•a decrease of $145 million in provision for credit losses primarily related to lower upgrade volumes; and
•an increase of $255 million in personnel costs mainly driven by an increase in commission expense primarily due to the expanded distribution of our prepaid wireless brands and increased subscribers in our postpaid mobility business, partially offset by workforce reduction initiatives.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 driven by the change in the mix of total Verizon depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition, and Consumer's usage of those assets.

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

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(dollars in millions)	2026	2025			2026	2025
Segment Operating Income	$8,093	$7,664	$429	5.6%	$23,839	$22,731	$1,108	4.9%
Add Depreciation and amortization expense	3,872	3,568	304	8.5	11,389	10,693	696	6.5
Segment EBITDA	$11,965	$11,232	$733	6.5	$35,228	$33,424	$1,804	5.4

Segment operating income margin(1)	30.6%	29.4%			30.1%	29.0%
Segment EBITDA margin	45.3%	43.0%			44.5%	42.6%
(1) Segment operating income margin reflects the profitability of the segment as a percentage of revenue. Segment operating income margin is calculated by dividing total segment operating income by total segment operating revenues.

The changes in the table above during the three and nine months ended September 30, 2026 compared to the similar periods in 2025 were primarily a result of the factors described in connection with Consumer operating revenues and operating expenses.

Verizon Business Group
Our Business segment provides wireless and wireline communication services and products, including mobility communication services, FWA and wireline broadband, IoT connectivity solutions, advanced communication services, corporate networking solutions, local and long-distance voice services, and security and managed network services. We provide these products and services to businesses, public sector customers and wireless and wireline carriers across the U.S. and a subset of these products and services to customers around the world.

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

Operating Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Mobility and broadband service	$3,713	$3,743	$(30)	(0.8)%	$11,129	$11,193	$(64)	(0.6)%
Wireless equipment	839	853	(14)	(1.6)	2,542	2,605	(63)	(2.4)
Other	2,471	2,247	224	10.0	7,637	7,020	617	8.8
Total Operating Revenues	$7,023	$6,843	$180	2.6	$21,308	$20,818	$490	2.4
Certain intersegment transactions with corporate entities have not been eliminated.

Business's total operating revenues increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 as a result of an increase in Other revenue, partially offset by decreases in Mobility and broadband service revenue and Wireless equipment revenue.

Mobility and Broadband Service Revenue
Mobility and broadband service revenue primarily includes revenue from mobility communication services, FWA broadband, Fios internet and other fiber-based services.

Mobility and broadband service revenue decreased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025.

The decrease during the three months ended September 30, 2026 was primarily as a result of:
•a decrease of $96 million in postpaid service revenue primarily due to a shift toward lower-tier plans among new customers. These decreases were partially offset by FWA subscriber growth; and
•an increase of $65 million in fiber broadband revenue primarily due to the inclusion of Frontier results.

The decrease during the nine months ended September 30, 2026 was primarily as a result of:
•a decrease of $251 million in postpaid service revenue primarily due to a shift toward lower-tier plans among new customers and the amortization of wireless equipment sales promotions. These decreases were partially offset by FWA subscriber growth and strategic pricing adjustments for existing customers; and
•an increase of $170 million in fiber broadband revenue primarily due to the inclusion of Frontier results.

Wireless Equipment Revenue
Wireless equipment revenue includes revenue from a variety of smartphones and other handsets, wireless-enabled internet devices, such as tablets, and other wireless-enabled connected devices, such as smart watches.

Wireless equipment revenue decreased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily as of result of:
•a decrease of $55 million and $98 million, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease in upgrades reflecting both our strategic decisions and customers retaining their devices for longer periods; and
•an increase of $41 million and $35 million, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

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

Other revenue increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily due to an increase of $272 million and $766 million, respectively, in legacy wireline revenue related to the inclusion of Frontier results.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase/(Decrease)		September 30,		Increase/(Decrease)
(dollars in millions)	2026	2025			2026	2025
Cost of services	$2,091	$1,985	$106	5.3%	$6,231	$6,199	$32	0.5%
Cost of wireless equipment	1,157	1,213	(56)	(4.6)	3,562	3,608	(46)	(1.3)
Selling, general and administrative expense	1,834	1,927	(93)	(4.8)	5,487	5,836	(349)	(6.0)
Depreciation and amortization expense	1,086	1,002	84	8.4	3,226	2,989	237	7.9
Total Operating Expenses	$6,168	$6,127	$41	0.7	$18,506	$18,632	$(126)	(0.7)

Cost of Services
Cost of services increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025.

The increase during the three months ended September 30, 2026 was primarily as a result of:
•an increase of $129 million in personnel costs associated with an increase in employee headcount following the acquisition of Frontier and third-party contracted resources; and
•a decrease of $48 million in access costs primarily reflecting the cessation of certain third-party provider costs and our ongoing cost efficiency efforts.

The increase during the nine months ended September 30, 2026 was primarily as a result of:
•an increase of $229 million in personnel costs associated with an increase in employee headcount following the acquisition of Frontier and third-party contracted resources;
•an increase of $88 million in building and facility costs primarily due to maintaining additional buildings and facilities associated with the acquisition of Frontier in 2026; and
•a decrease of $258 million in access costs primarily reflecting the cessation of certain third-party provider costs and our ongoing cost efficiency efforts.

Cost of Wireless Equipment
Cost of wireless equipment decreased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily as a result of:
•a decrease of $87 million and $113 million, respectively, driven by a lower volume of wireless devices sold primarily related to a decrease in upgrades reflecting both our strategic decisions and customers retaining their devices for longer periods; and
•an increase of $31 million and $67 million, respectively, due to a shift to higher priced equipment in the mix of wireless devices sold.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 primarily due to a decrease of $134 million and $428 million, respectively, in personnel costs related to workforce reduction initiatives.

Depreciation and Amortization Expense
Depreciation and amortization expense increased during both the three and nine months ended September 30, 2026 compared to the similar periods in 2025 driven by the change in the mix of total Verizon depreciable and amortizable assets, including the impact of depreciable assets acquired as part of the Frontier acquisition, and Business's usage of those assets.

Segment Operating Income and Segment EBITDA
Segment EBITDA and Segment EBITDA margin are non-GAAP financial measures. See “Segment Results of Operations — Verizon Consumer Group — Segment Operating Income and Segment EBITDA” for additional details.

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(dollars in millions)	2026	2025			2026	2025
Segment Operating Income	$855	$716	$139	19.4%	$2,802	$2,186	$616	28.2%
Add Depreciation and amortization expense	1,086	1,002	84	8.4	3,226	2,989	237	7.9
Segment EBITDA	$1,941	$1,718	$223	13.0	$6,028	$5,175	$853	16.5

Segment operating income margin(1)	12.2%	10.5%			13.1%	10.5%
Segment EBITDA margin	27.6%	25.1%			28.3%	24.9%
(1) Segment operating income margin reflects the profitability of the segment as a percentage of revenue. Segment operating income margin is calculated by dividing total segment operating income by total segment operating revenues.

The changes in the table above during the three and nine months ended September 30, 2026 compared to the similar periods in 2025 were primarily a result of the factors described in connection with Business operating revenues and operating expenses.

Special Items
Special items included in Income Before Provision For Income Taxes were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Amortization of acquisition-related intangible assets(1)
Depreciation and amortization expense	$289	$189	$803	$571
Severance, pension and benefits charges (credits)
Selling, general and administrative expense	—	—	397	—
Other (income) expense, net	—	—	(237)	—
Acquisition and integration related charges
Selling, general and administrative expense	57	52	453	52
Asset rationalization
Cost of Services	—	—	58	—
Selling, general and administrative expense	—	—	200	—
Loss on disposition of business
Selling, general and administrative expense	—	—	746	—
Total	$346	$241	$2,420	$623
(1) Amounts are included in segment results of operations.

Consolidated Adjusted EBITDA, a non-GAAP measure discussed in the section titled "Consolidated Net Income, Consolidated EBITDA and Consolidated Adjusted EBITDA" as part of Consolidated Results of Operations, excludes all of the amounts included above.

The income and expenses related to special items included in our condensed consolidated results of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Within Total Operating Expenses	$346	$241	$2,657	$623
Within Other income, net	—	—	(237)	—
Total	$346	$241	$2,420	$623

Amortization of Acquisition-Related Intangible Assets
During the three and nine months ended September 30, 2026, we recorded pre-tax amortization expense of $289 million and $803 million, respectively, related to acquired intangible assets.

During the three and nine months ended September 30, 2025, we recorded pre-tax amortization expense of $189 million and $571 million, respectively, related to acquired intangible assets.

Severance, Pension and Benefits Charges (Credits)
During the nine months ended September 30, 2026, we recorded pre-tax severance charges of $397 million, exclusive of acquisition related severance charges, principally as a result of separations in connection with our workforce reduction initiatives. The severance charges were recorded in Selling, general and administrative expense in our condensed consolidated statements of income.

During the nine months ended September 30, 2026, we recorded a net pre-tax pension and benefits remeasurement gain of $237 million in certain pension and postretirement benefit plans resulting from amendments to our collective bargaining agreements. This was primarily driven by a credit of $412 million due to an increase in our discount rate assumption used to determine the current year liabilities of certain pension and postretirement benefit plans, partially offset by a charge of $175 million primarily resulting from the difference between our estimated and our actual return on certain pension plan assets.

Acquisition and Integration Related Charges
During the three and nine months ended September 30, 2026, we recorded charges of $57 million and $453 million, respectively, inclusive of acquisition related severance charges, related to transaction and integration expenses primarily associated with the acquisition of Frontier.

During both the three and nine months ended September 30, 2025, we recorded charges of $52 million related to transaction and integration expenses associated with the acquisition of Frontier.

Asset Rationalization
During the nine months ended September 30, 2026, we recorded pre-tax asset rationalization charges of $258 million predominately related to the decision to cease use of certain real estate and network assets as part of our transformation initiatives.

Loss on Disposition of Business
During the nine months ended September 30, 2026, we recorded a pre-tax loss on disposition of business of $746 million in connection with the classification of the assets and liabilities representing the Verizon Contributed Business as assets and liabilities held for sale. Pursuant to the Transaction Agreement, dated as of June 28, 2026, the Verizon Contributed Business is expected to be contributed to a joint venture with BT. See Note 3 to the condensed consolidated financial statements for additional information on the transaction.

Consolidated Financial Condition

	Nine Months Ended
	September 30,
(dollars in millions)	2026	2025	Change
Cash Flows Provided By (Used In)
Operating activities	$29,936	$28,023	$1,913
Investing activities	(25,471)	(11,680)	(13,791)
Financing activities	(18,900)	(12,822)	(6,078)
Increase (decrease) in cash, cash equivalents and restricted cash	$(14,435)	$3,521	$(17,956)

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

Cash Flows Provided By Operating Activities
Our primary source of funds continues to be cash generated from operations. Net cash provided by operating activities increased $1.9 billion during the nine months ended September 30, 2026 compared to the similar period in 2025. The increase is primarily attributable to the timing of cash tax payments as a result of the One Big Beautiful Bill legislation and working capital benefits primarily related to lower upgrade volumes and strategic cost efficiencies, partially offset by a decrease in earnings.

Cash Flows Used In Investing Activities
Capital Expenditures
Capital expenditures continue to relate primarily to the use of capital resources to enhance the operating efficiency and productivity of our networks, maintain our existing infrastructure, facilitate the introduction of new products and services and enhance responsiveness to competitive challenges.

Capital expenditures, including capitalized software, for the nine months ended September 30, 2026 and 2025 were $11.9 billion and $12.3 billion, respectively. Capital expenditures decreased $337 million during the nine months ended September 30, 2026 compared to the similar period in 2025 primarily due to efficiencies in broadband, wireless and core network infrastructure investments.

Acquisitions of Businesses, Net of Cash Acquired
During the nine months ended September 30, 2026, we invested $9.5 billion in acquisitions of businesses, net of cash acquired.

In January 2026, we completed the acquisition of Frontier, a U.S. provider of broadband internet and other communication services. The aggregate cash consideration paid by Verizon at the closing of the transaction was approximately $9.4 billion, net of cash acquired.

See "Acquisitions and Divestitures" for information on our acquisitions.

Acquisitions of Wireless Licenses
During the nine months ended September 30, 2026, we paid $3.2 billion for spectrum wireless licenses acquired in connection with Auction 113 and completed the acquisition of select spectrum licenses of United States Cellular Corporation (currently known as Array Digital Infrastructure, Inc.) and certain of its subsidiaries (collectively, UScellular) for total cash consideration of $1.0 billion.

During the nine months ended September 30, 2026 and 2025, we recorded capitalized interest related to wireless licenses of $220 million and $338 million, respectively.

Cash Flows Used In Financing Activities
We seek to maintain a mix of fixed and variable rate debt to lower borrowing costs within reasonable risk parameters and to protect against earnings and cash flow volatility resulting from changes in market conditions. During the nine months ended September 30, 2026, net cash used in financing activities was $18.9 billion. During the nine months ended September 30, 2025, net cash used in financing activities was $12.8 billion.

During the nine months ended September 30, 2026, our net cash used in financing activities was primarily driven by repayments, redemptions and repurchases of long-term borrowings and finance lease obligations of $17.3 billion, repayments of asset-backed long-term borrowings of $14.3 billion, cash dividends paid of $8.8 billion and payments to purchase shares of our common stock of $4.0 billion. The repayments during the nine months ended September 30, 2026 included approximately $12.4 billion for the principal amount of debt assumed as a part of the acquisition of Frontier. These payments were partially offset by proceeds from asset-backed long-term borrowings of $13.8 billion and proceeds from long-term borrowings of $13.7 billion.

At September 30, 2026, our total debt of $166.2 billion included unsecured debt of $136.1 billion and secured debt of $30.1 billion. At December 31, 2025, our total debt of $158.2 billion included unsecured debt of $131.1 billion and secured debt of $27.1 billion. During the nine months ended September 30, 2026 and 2025, our effective interest rate was 5.0% and 5.1%, respectively. See Note 5 to the condensed consolidated financial statements for additional information regarding our debt activity, which excludes the impact from mark-to-market adjustments on foreign currency denominated debt.

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

See Note 5 to the condensed consolidated financial statements for additional information.

Long-Term Credit Facilities

			At September 30, 2026
(dollars in millions)	Maturities	Facility Capacity	Unused Capacity	Principal Amount Outstanding
Verizon revolving credit facility(1)	2030	$12,000	$11,929	$—
Various export credit facilities(2)	2027 - 2033	11,950	85	5,394
Total		$23,950	$12,014	$5,394
(1) The revolving credit facility does not require us to comply with financial covenants or maintain specified credit ratings, and it permits us to borrow even if our business has incurred a material adverse change. The revolving credit facility provides for the issuance of letters of credit. As of September 30, 2026, there have been no drawings against the revolving credit facility since its inception.
(2) During the nine months ended September 30, 2026, we drew down approximately $1.6 billion. During the nine months ended September 30, 2025, there were no drawings from these facilities. Borrowings under certain of these facilities are repaid semi-annually in equal installments up to the applicable maturity dates. Maturities reflect maturity dates of principal amounts outstanding. Any amounts borrowed under these facilities and subsequently repaid cannot be reborrowed

In September 2026, we amended our $12.0 billion revolving credit facility and extended its maturity to 2030.

Other, Net
Other, net cash flow from financing activities during the nine months ended September 30, 2026 includes $1.3 billion in payments related to vendor financing arrangements, $390 million in payments made under the sublease arrangement for our cell towers, $313 million in equity distribution payments made for controlled entities and $284 million in payments related to tax withholding of employee share based arrangements. These payments were partially offset by $358 million in advance proceeds received from the variable prepaid forward entered into in 2026.

Dividends
As in prior periods, dividend payments were a significant use of capital resources. We paid $8.8 billion and $8.6 billion in cash dividends during the nine months ended September 30, 2026 and 2025, respectively.

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

In July 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock in exchange for an upfront payment of $500 million and received an initial delivery of 8,981,403 shares of common stock using a reference price of $47.32. In September 2026, the ASR transaction was completed, and we received an additional 1,402,033 shares. This resulted in a total of 10,383,436 shares repurchased under the ASR agreement at an average repurchase price of $48.15, not including related excise tax.

For the nine months ended September 30, 2026, we repurchased a total of 82,430,902 shares for an aggregate payment of $4.0 billion. All shares received under the ASR agreements were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares. At September 30, 2026, the maximum remaining aggregate consideration that could be paid by or on behalf of Verizon under our share repurchase program was $21.0 billion.

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

Change In Cash, Cash Equivalents and Restricted Cash
Our Cash and cash equivalents at September 30, 2026 totaled $4.5 billion, a $14.6 billion decrease compared to December 31, 2025, primarily as a result of the factors discussed above.

Restricted cash totaled $319 million and $451 million as of September 30, 2026 and December 31, 2025, respectively, primarily related to cash collections on certain receivables and on the underlying receivables related to the participation interest that are required at certain specified times to be placed into segregated accounts.

As of September 30, 2026, we classified $250 million of cash and cash equivalents as assets held for sale relating to the Verizon Contributed Business. See Note 3 to the condensed consolidated financial statements for additional information.

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

The following table reconciles net cash provided by operating activities to free cash flow:

	Nine Months Ended
	September 30,
(dollars in millions)	2026	2025	Change
Net cash provided by operating activities	$29,936	$28,023	$1,913
Less Capital expenditures (including capitalized software)	11,926	12,263	(337)
Free cash flow	$18,010	$15,760	$2,250

The increase in free cash flow during the nine months ended September 30, 2026 compared to the similar period in 2025 is a reflection of the increase in operating cash flows, as well as the decrease in capital expenditures, both of which are discussed above.

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

Counterparties to our derivative contracts are major financial institutions with whom we have negotiated derivatives agreements (International Swaps and Derivatives Association master agreements) and credit support annex (CSA) agreements which provide rules for collateral exchange. The CSA agreements contain fixed cap amounts or rating based thresholds such that we or our counterparties may be required to hold or post collateral based upon changes in outstanding positions as compared to established thresholds or caps and changes in credit ratings. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value. At both September 30, 2026 and December 31, 2025, we did not hold any collateral. At September 30, 2026 and December 31, 2025, we posted $1.2 billion and $1.1 billion, respectively, of collateral related to derivative contracts under collateral exchange agreements, which were recorded as Prepaid expenses and other in our condensed consolidated balance sheets. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect that any such nonperformance would result in a significant effect on our results of operations or financial condition due to our diversified pool of counterparties. See Note 7 to the condensed consolidated financial statements for additional information regarding the derivative portfolio.

Interest Rate Risk
We are exposed to changes in interest rates, primarily on our short-term debt and the portion of long-term debt that carries floating interest rates. As of September 30, 2026, approximately 77% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges. The impact of a 100-basis-point change in interest rates affecting our floating rate debt would result in a change in annual interest expense, including our interest rate swap agreements that are designated as hedges, of approximately $403 million. The interest rates on our existing long-term debt obligations are unaffected by changes to our credit ratings.

Interest Rate Swaps
We enter into interest rate swaps to achieve a targeted mix of fixed and variable rate debt. We principally receive fixed rates and pay variable rates, resulting in a net increase or decrease to Interest expense. These swaps are designated as fair value hedges and hedge against interest rate risk exposure of designated debt issuances. At September 30, 2026 and December 31, 2025, the fair value of the liability of these contracts was $6.3 billion and $5.1 billion, respectively. At September 30, 2026 and December 31, 2025, the total notional amount of the interest rate swaps was $22.4 billion and $23.7 billion, respectively.

Foreign Currency Risk
The functional currency for our foreign operations is primarily the local currency. The translation of income statement and balance sheet amounts of our foreign operations into U.S. dollars is recorded as cumulative translation adjustments, which are included in Accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses on foreign currency transactions are recorded in the condensed consolidated statements of income. At September 30, 2026, our primary translation exposure was to the British Pound Sterling, Euro, Australian Dollar and Swedish Krona.

Cross Currency Swaps
We have entered into cross currency swaps to exchange our British Pound Sterling, Euro, Swiss Franc, Canadian Dollar and Australian Dollar-denominated cash flows into U.S. dollars and to fix our cash payments in U.S. dollars, as well as to mitigate the impact of foreign currency transaction gains or losses. At September 30, 2026 and December 31, 2025, the fair value of the asset of these contracts was $1.1 billion and $1.4 billion, respectively. At September 30, 2026 and December 31, 2025, the fair value of the liability of these contracts was $1.3 billion and $1.2 billion, respectively. At September 30, 2026 and December 31, 2025, the total notional amount of the cross currency swaps was $40.2 billion and $36.1 billion, respectively.

Foreign Exchange Forwards
We also have foreign exchange forwards which we use as an economic hedge but for which we have elected not to apply hedge accounting. We entered into Euro foreign exchange forwards to mitigate our foreign exchange rate risk related to non-functional currency denominated monetary assets and liabilities of international subsidiaries. At both September 30, 2026 and December 31, 2025, the fair value of the asset and liability of these contracts was insignificant. At September 30, 2026 and December 31, 2025, the total notional amount of the foreign exchange forwards was $360 million and $570 million, respectively.

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

In June 2026, the Federal Communications Commission (FCC) concluded Auction 113 for Advanced Wireless Services (AWS-3) licenses. Verizon was the winning bidder on 82 spectrum licenses. During the nine months ended September 30, 2026, Verizon made aggregate payments of $3.2 billion for the licenses won in the auction. The licenses were granted by the FCC in August 2026 and are included in Wireless licenses in our condensed consolidated balance sheets.

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

On September 14, 2026, Verizon entered into definitive agreements with AT&T Inc. and T-Mobile US, Inc., or their wholly owned subsidiaries, as applicable, to form a joint venture which aims to end wireless dead zones in the U.S. and expand satellite coverage for customers nationwide. We expect to license certain intellectual property to the joint venture, and to provide access to certain spectrum licenses to satellite providers who contract with the joint venture. The formation of this joint venture did not have a material impact to our condensed consolidated financial statements. We account for the joint venture under the equity method of accounting.

Business Acquisitions
The financial results of Frontier and Starry are included in the Company’s consolidated results from January 20, 2026 and January 30, 2026, respectively. The aggregate operating revenues arising from these acquisitions and included in our condensed consolidated statements of income amounted to less than 5% of total operating revenues for both the three and nine months ended September 30, 2026.

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

Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2026.

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment.

There were no changes in Verizon's internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings
In the ordinary course of business, Verizon is involved in various litigation and regulatory proceedings at the state and federal level. As of the date of this report, we do not believe that any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item. We apply a threshold of $1.0 million for purposes of disclosing administrative and judicial environmental proceedings involving a governmental authority, if any, pursuant to Item 103(c)(3)(iii) of Regulation S-K. For a discussion of our litigation risks, refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
The following table provides information about Verizon’s share repurchase activity for the quarter ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs(1)(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1 - 31	8,981,403		$(2)	8,981,403	$21,000,000,000
August 1 - 31	—	—		—	21,000,000,000
September 1 - 30	1,402,033		(2)	1,402,033	21,000,000,000
Total	10,383,436	$48.15	(2)	10,383,436	$21,000,000,000

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
(2) In July 2026, we entered into an ASR agreement with a certain financial institution counterparty to repurchase shares of our common stock in exchange for an upfront payment of $500 million and received an initial delivery of 8,981,403 shares of common stock using a reference price of $47.32. In September 2026, the ASR transaction was completed, and we received an additional 1,402,033 shares. This resulted in a total of 10,383,436 shares repurchased under the ASR agreement at an average repurchase price of $48.15, not including related excise tax. Shares received under the ASR agreement were excluded from the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share from the date the respective shares were received by the Company and classified as treasury shares.

Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10a	Second Amendment to Employment Letter Agreement between Daniel H. Schulman and Verizon Communications Inc., dated as of July 23, 2026.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Indicates management contract or compensatory plan or arrangement.
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

VERIZON COMMUNICATIONS INC.

Date: October 29, 2026	By:	/s/	Mary-Lee Stillwell
Mary-Lee Stillwell
Senior Vice President and Controller
(Principal Accounting Officer)